Form 10-Q
period 1996-03-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 1996-05-14
CIK 785024

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

 {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended  MARCH  31, 1996

                                 OR

 { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ______________ to ______________

                   Commission file number 0-18542

              MID-WISCONSIN FINANCIAL SERVICES, INC.
       (Exact name of registrant as specified in its charter)

           Wisconsin                            06-1169935
 (State or other jurisdiction          (IRS Employer Identification No.)
of incorporation or organization

             132 West State Street, Medford, WI  54451
    (Address of principal executive offices, including zip code)

                           (715) 748-4364
         (Registrant's telephone number, including area code)

               __________________________________________
           (Former name, former address & former fiscal year,
                     if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes     X       No

 As of March 31, 1996 there were 1,857,290 shares of $.10 par value common stock outstanding.

 This document contains a total of 15 pages. The Exhibit Index is located on page 14.

               MID-WISCONSIN FINANCIAL SERVICES, INC.


                               INDEX


 PART  I.     FINANCIAL INFORMATION                                   PAGE

              Item 1.   Financial Statements

                        Consolidated Balance Sheet
                        March 31, 1996 and December 31, 1995            3

                        Consolidated Statements of Income
                        Three Months Ended March 31, 1996
                        and March 31, 1995                              4

                        Consolidated Statements of Cash Flows
                        Three months Ended March 31, 1996               5
                        and March 31, 1995

                        Notes to Consolidated Financial Statements    6-9

              Item 2.   Management's Discussion and Analysis of
                        Financial Conditions and Results of
                        Operations                                  10-12

 PART  II.    OTHER INFORMATION

              Item 6.   Exhibits and Reports of Form 8-K               12

                        Signatures                                     13

 PART I         FINANCIAL INFORMATION

 Item 1. Financial Statements

               MID-WISCONSIN FINANCIAL SERVICES, INC.
                          AND SUBSIDIARY

                    CONSOLIDATED BALANCE SHEETS
                                                     March 31, 1996     December 31, 1995
      ASSETS
 Cash & cash equivalents                              $  8,695,582         $ 10,683,544
 Interest-bearing deposits in other financial
   institutions                                             11,908               20,246
 Investment securities available for sale - At
   fair value                                           59,857,238           55,280,506
 Total loans                                           167,088,374          172,678,045
   Less - Allowance for credit losses                   (1,842,876)          (1,835,951)
     Net loans                                         165,245,498          170,842,094
 Premises and equipment                                  4,022,626            4,135,949
 Accrued interest and other assets                       3,944,975            3,643,833

 TOTAL ASSETS                                         $241,777,827         $244,606,172

      LIABILITIES AND STOCKHOLDERS' EQUITY

 Non-interest bearing deposits                        $ 20,786,323         $ 22,645,269
 Interest-bearing deposits                             168,525,283          169,499,137
   Total Deposits                                      189,311,606          192,144,406
 Short-term borrowings                                  20,692,805           21,386,623
 Long term borrowings                                    4,000,000            4,000,000
 Accrued interest and other liabilities                  3,647,766            3,325,185
   Total Liabilities                                   217,652,177          220,856,214
 Stockholders' equity:
 Common stock-Par value $.10 per share:
   Authorized           - 6,000,000 shares in 1996
                        - 6,000,000 shares in 1995         185,729              185,729
   Issued & outstanding - 1,857,290 shares in 1996
                        - 1,857,290 shares in 1995
 Additional paid-In capital                             12,573,366           12,573,366
 Retained earnings                                      11,249,370           10,685,070
 Unrealized gain on securities available for sale          117,185              305,793
   Total Stockholders' Equity                           24,125,650           23,749,958

 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $241,777,827         $244,606,172

 The accompanying notes to consolidated financial statements are an integral part of these statements.

                    MID-WISCONSIN FINANCIAL SERVICES, INC.
                               AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                                   Three Months Ended

                                              MARCH 31, 1996  MARCH 31,1995
 Interest revenue:
   Interest and fees on loans                   $4,017,982      $3,645,496
   Interest on investment securities:
     Taxable                                       823,910         810,894
     Tax-exempt                                     64,832          92,082
   Other interest revenue                              279           7,419
 Total interest revenue                          4,907,003       4,555,891

 Interest expense:
   Deposits                                      1,928,419       1,835,895
   Short-term borrowings                           252,387         270,893
   Long-term borrowings                             49,140          54,582
 Total interest expense                          2,229,946       2,161,370

 Net Interest revenue                            2,677,057       2,394,521
 Provision for credit losses                        60,000          60,000

 Net interest revenue after provision
   for credit losses                             2,617,057       2,334,521

 Noninterest revenue
   Service fees                                    142,975         150,108
   Insurance commissions                            17,715          12,200
   Trust Service fees                               92,887          90,030
   Net security gains (losses)                     (24,599)       (145,963)
   Other operating income                          129,779         110,327
 Total noninterest revenue                         358,757         216,702

 Noninterest expenses:
   Salaries                                        716,384         719,468
   Employee Benefits                               264,367         184,055
   Net occupancy expense                           274,418         253,735
   FDIC expense                                        500         105,200
   Other operating expense                         480,865         463,293
 Total noninterest expenses                      1,736,534       1,725,751

 Income before income taxes                      1,239,280         825,472
 Provision for income taxes                        433,532         280,641
 Net income                                     $  805,748      $  544,831

   EARNINGS PER SHARE                                $0.43           $0.29

 The accompanying notes to consolidated financial statements are an integral part of these statements.

                MID-WISCONSIN FINANCIAL SERVICES, INC.
                            AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             Three Months Ended March 31, 1996 and 1995

                                                            1996          1995
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                        $   805,748   $   544,831
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Provision for depreciation amort & accretion        182,912       197,417
       Provision for loan losses                            60,000        60,000
       Provision for deferred income taxes                    -
       (Gain) Loss on sale of investment securities         24,610       145,963
       (Gain) Loss on equipment disposals                     (976)        5,317
       (Gain) Loss on sale of other real estate               -            1,777
       Changes in operating assets and liabilities:
         Other assets                                     (198,773)     (132,945)
         Other liabilities                                 323,860       162,277
   NET CASH PROVIDED BY OPERATING ACTIVITIES             1,197,382       984,637
   CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale:
       Available for Sale Investment Securities          1,000,500     1,838,037
     Proceeds from Maturities:
       Held to maturity Investment Securities                            385,000
       Available for sale Investment Securities          5,579,493       856,410
     Payment for purchases:
       Held to maturity
       Available for sale Investment Securities        (11,483,107)     (116,300)
     Proceeds from sale of loans                         1,419,200        47,250
     Net (increase) decrease in loans                    4,117,391     1,038,562
     Net (increase) decrease in interest-bearing
       deposits in other institutions                        8,338      (943,671)
     Net decrease in federal funds sold
     Capital expenditures                                  (60,793)      (51,275)
     Proceeds from sale of equipment                         1,700           200
     Proceeds from sale of other real estate                  -           23,222
   NET CASH USED IN INVESTING ACTIVITIES                   582,722     3,077,435
   CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                (2,832,800)    1,115,765
     Net increase (decrease) in short-term borrowing      (693,818)   (5,330,094)
     Dividends paid                                       (241,448)     (203,484)
   NET CASH PROVIDED BY FINANCING ACTIVITIES            (3,768,066)   (4,417,813)
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (1,987,962)     (355,741)
 CASH AND CASH EQUIVALENTS AT BEGINNING                 10,683,544     9,245,910
 CASH AND CASH EQUIVALENTS AT END                      $ 8,695,582   $ 8,890,169

 Supplemental cash flow information:                       1996          1995
   Cash paid during the year for:
     Interest                                          $ 2,298,405   $ 2,085,744
     Income taxes                                      $    65,025   $   320,025
 Supplemental schedule of non-cash investing and
     financing activities:
     Loans transferred to other real estate            $      -      $      -
     Loans charged off                                 $    80,280   $    32,718
     Loans made in connection with the disposition
       of other real estate                            $      -      $      -

 The accompanying notes to consolidated financial statements are an integral part of these statements.

                       MID-WISCONSIN FINANCIAL SERVICES, INC.
                               AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 NOTE 1 - GENERAL

     The consolidated balance sheet as of March 31, 1996, and the consolidated statements of income for the three-month periods ended March 31, 1996 and 1995, and the consolidated statements of cash flows for the three-month periods ended March 31, 1996 and 1995, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position for the unaudited interim periods have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's December 31, 1995, annual report to the Shareholders. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

 NOTE 2 - INVESTMENT SECURITIES
     The book value and market value of investment securities are summarized as follows:
                                                           BOOK VALUE
                                                 MARCH 31, 1996   DEC. 31, 1995
     U.S. Treasury securities and obligations
       of other U.S. Govt agencies & corp          $ 23,909,093    $ 22,475,820
     Mortgage Backed Securities                      18,766,438      15,511,636
     Oblig. to states & political subdivisions        5,311,938       4,900,426
     Corporate Securities                             5,391,739       5,813,709
     Equity Securities                                6,478,028       6,578,915
     Totals                                        $ 59,857,236    $ 55,280,506

                                                          MARKET VALUE
     U.S. Treasury securities and obligations
       of other U.S. Govt agencies & corp          $ 23,909,093    $ 22,475,820
     Mortgage Backed Securities                      18,766,438      15,511,636
     Oblig. to states & political subdivisions        5,311,938       4,900,426
     Corporate securities                             5,391,739       5,813,709
     Equity securities                                6,478,028       6,578,915
     Totals                                        $ 59,857,236    $ 55,280,506

     Included in the totals of Investment Securities at March 31, 1996, are unrealized losses of $118,346 on marketable equity securities and net unrealized gains of $292,478 on securities classified as available for sale. The net of tax unrealized holding loss of $90,725 applicable to marketable equity securities combined with the $207,910 net of tax unrealized gain on securities classified as available-for-sale represents the $117,185 reflected in stockholders' equity.

     Securities with an approximate carrying value of $28,428,513 and $30,389,165 at March 31, 1996 and December 31, 1995, respectively, were pledged primarily to secure public deposits and for other purposes required by law. Included in Corporate Securities are securities issued by Bankers Trust, New York, with an aggregate book value of $2,205,214 and an aggregate market value of $2,217,160. Included in Equity Securities are the Baird Adjustable Rate Income Funds with a historical cost of $5,571,749 and a market value of $5,453,403.


 Note 3 - LOANS

     Loans outstanding decreased 3.327% for the three months ended March 31, 1996; decreasing from $172,678,045 at December 31, 1995, to $167,088,374 at
 March 31, 1996.

     The composition of loans at March 31, 1996, and December 31, 1995, follows:

                           March 31      % of      Dec. 31     % of
 (Dollars in Thousands)      1996        TOTAL       1995      TOTAL
 Commercial and financial  $ 26,402     15.80%    $ 28,075    16.26%
 Construction Loans           1,186      0.71%       1,272     0.74%
 Agricultural                26,008     15.56%      27,963    16.19%
 Real estate                101,036     60.47%     102,787    59.53%
 Installment                 11,790      7.06%      11,819     6.84%
 Lease financing                666      0.40%         762     0.44%

 Total loans                $167,088   100.00%    $172,678   100.00%

     The composition of loans in the loan portfolio shows a decrease in all categories at March 31, 1996. The bank has made the decision to not renew several blocks of participation loans that were yielding less than current market rates and paydowns occurred on seasonal agricultural lines. The bank is making increased efforts to sell loans in the secondary market which will provide funds for liquidity needs and continue to provide service to customers in its market area.

     Mid-Wisconsin's process for monitoring loan quality includes monthly analysis of delinquencies, nonperforming assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment will continue within a reasonable time frame.

     A loan is considered impaired when, based on current information, it is probable that the bank will not collect all amounts due in accordance with the contractual terms of the loan agreement. Impairment is based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans that are collectively evaluated for impairment include certain smaller balance commercial and agricultural loans, residential real estate loans, and credit card loans.

     The following table shows the amount of non-performing assets and other real estate owned as of the date indicated.

     Non-performing loans       March 31   % of total   Dec. 31    % of total
     (Dollars in Thousands)        1996        LOAN       1995        LOANS
     Non-accrual loans           $1,008       0.60%      $1,132       0.65%
     Loans past due 90 days
       or more                        0       0.00%           3       0.00%
     Restructured loans               0       0.00%          17       0.01%
     Total Non-performing
       loans                     $1,008       0.60%      $1,152       0.66%

     Other real estate owned          5       0.01%           5       0.01%
     Total non-performing
       assets                    $1,013       0.61%      $1,157       0.67%

     Included above are $336,000 of impaired loans (.2%) in non-accrual status at March 31, 1996. In addition, there are impaired loans of $72,000 (.043%) which management has considered in the allowance for credit losses. The average balance of impaired loans during the first three months of 1996 was $364,000. The impaired loans with an aggregate outstanding balance of $408,000 are based on fair value of the collateral of the loans as these loans are collateral dependent.

     Total nonperforming assets (loans and other real estate) decreased during the three months ended March 31, 1996. As a percentage of total outstanding loans, the non-performing assets decreased .06% to .61% at March 31, 1996, from .67% at December 31, 1995.

     The aggregate amount of non-performing assets was approximately $1,013,000 and $1,157,000 at March 31, 1996, and December 31, 1995, respectively. Non-performing assets are those which are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. If nonaccrual and renegotiated loans had been current or not troubled, $48,532 of interest income would have been recorded for the three months ended March 31, 1996. Interest income actually recorded was $49,542.

     Management is not aware of any additional loans that represent material credits or of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     On January 1, 1996, Mid-Wisconsin adopted Statement of Financial Accounting Standards No. 122 (SFAS122), "Accounting for Mortgage Servicing Rights". The adoption of SFAS No. 122 did not have a significant impact on the Company's financial condition or results of operations.

    An analysis of the allowance for credit losses for the periods ended
 March 31, 1996, and December 31, 1995 follows:
     (Dollars in Thousands)

                                                 MARCH 31, 1996  DEC. 31, 1995
     Allowance for credit losses at beginning
       of period                                      $1,836         $1,859
     Provision Charged to Operating Expense               60            100
     Recoveries on Loans                                  27             67
     Loans Charged off                                   (80)          (190)

     Allowance for losses at end of period            $1,843         $1,836

 NOTE 4 - EARNINGS PER SHARE

     Earnings per common share are based upon the weighted average number of common shares outstanding which includes the common stock equivalents applicable to shares issuable under the stock options granted. The weighted number of shares outstanding were 1,867,383 for the three months ended March 31, 1996, and 1,859,330 for the three months ended March 31, 1995.

                      SELECTED FINANCIAL DATA

    The following table presents consolidated financial data
 of Mid-Wisconsin Financial Services, Inc. and subsidiary.
 This information and the following discussion and analysis
 should be read in conjunction with other financial
 information presented elsewhere in this report.
                                                                    Quarters
                                        1996
 (Dollars in thousands, except per      First       Fourth         Third          Second       First
 share amounts)
 FINANCIAL HIGHLIGHTS:
 Earnings and Dividends:
 Net interest revenue                  $  2,677    $  2,677       $  2,619       $  2,492     $  2,394
 Provision for credit losses                 60         (20)            30             30           60
 Other operating revenue                    359         318            406            455          217
 Other operating expense                  1,737       1,812          1,752          1,774        1,726
 Net income                               1,239       1,203          1,243          1,143          825
 Per common share: (1)
   Net income                              0.43        0.41           0.43           0.41         0.59
   Dividends declared                       .13                        .24            .11          .11
   Stockholders' equity                   12.99       12.79          12.28          12.06        11.42
 Average common shares (000's)            1,861       1,861          1,861          1,860        1,859
 Dividend payout ratio                   29.97%                     55.29%         29.28%       37.35%

 Balance Sheet Summary:
 At quarter end:
   Loans net of unearned income        $167,088    $172,678       $169,459       $166,554     $164,336
   Assets                               241,778     244,606        235,707        237,260      234,628
   Deposits                             189,312     192,144        187,532        189,898      187,267
   Shareholders equity                   24,126      23,750         22,729         22,313       21,122
 Average balances:
   Loans net of unearned income         169,277     170,562        167,800        165,204      164,184
   Assets                               241,591     238,778        237,912        234,873      234,884
   Deposits                             189,713     189,650        189,549        187,440      187,678
   Shareholders equity                   23,970      23,101         22,477         21,536       20,529

 Performance Ratios:
 Return on average assets                 1.34%       1.29%          1.36%          1.29%        0.93%
 Return on average common equity         13.91%      13.35%         14.35%         14.09%       11.10%
 Equity to assets                         9.68%       9.67%         10.13%          9.67%        9.47%
 Total risk-based capital                14.52%      13.92%         13.58%         13.52%       13.09%
 Net loan charge-offs as a percentage
   of average loans                       0.03%       0.07%          0.05%          0.02%        0.00%
 Nonperforming assets as a percentage
   of loans and other real estate         0.61%       0.67%          0.62%          0.56%        0.75%
 Net interest margin                      4.81%       4.66%          4.77%          4.60%        4.46%
 Efficiency ratio                        56.49%      59.73%         57.19%         59.45%       65.26%
 Fee revenue as a percentage of
   average assets                         0.11%       0.11%          0.11%          0.12%        0.11%

 Stock Price Information:
 High                                    $22.50       $21.00        $19.00         $18.00       $16.00
 Low                                      19.50       18.00          17.00          16.00        15.00
 Market value at quarter end (2)          21.50       19.50          18.50          17.00        15.50

 (1) All per share amounts (income and dividends) have been restated to reflect the stock splits in the form of a 100 percent stock dividend issued May 8, 1995.
 (2) Market value at quarter end represents the average of bid and asked prices.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATIONS

     Management is not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources, or operations.

     Deposits decreased $2,832,800 during the three-month period ended March 31, 1996. Non-interest bearing deposits decreased $1,858,946 and interest bearing deposits decreased $973,854. The decrease in interest bearing deposits occurred primarily in shorter term certificates of deposit.

     Loans decreased $5,589,671 during the three-month period ended March 31, 1996. In addition, the company did not aggressively market new loans, due to the need for liquidity and high funding cost. Investments increased $4,576,732 during the three-month period ended March 31, 1996. The increase in investments was used primarily to satisfy pledging requirements for municipal deposits.


 LIQUIDITY

     Mid-Wisconsin manages its liquidity to provide adequate funds to support borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. The primary sources of Mid-Wisconsin's liquidity are marketable assets maturing within one year. At March 31, 1996, the carrying value of debt securities maturing within one year amounted to
 $12,084,004 or 22.64% of the total debt securities portfolio.   Mid-Wisconsin
 also holds $5,453,403 in marketable equity securities. Mid-Wisconsin attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin.


 CAPITAL RESOURCES

     As of March 31, 1996, shareholders' equity increased $375,692 to $24,125,650 from $23,749,958 at December 31, 1995. This net increase is due to retention of current year earnings and adjustments for unrealized gains. Net unrealized gains decreased from $305,793 at December 31, 1995, to $117,185 at March 31, 1996.

     The primary capital to asset ratio was 9.68% as of March 31, 1996, compared to 9.41% at December 31, 1995. The company's risk-based capital ratio for Tier 1 (core) amounted to 13.45% and total risk-based capital amounted to 14.52%. This compares to Tier 1 (core) capital of 12.87% and total risk-based capital of 13.92% at December 31, 1995. The company expects to increase its total capital through retention of earnings.


 RESULTS OF OPERATIONS

     The company's consolidated net income for the three months ended March 31, 1996, increased $260,917 or 47.89% to $805,748 from $544,831 for the three months ended March 31, 1995. Net interest income increased $282,536 during the three months ended March 31, 1996, over the three months ended March 31, 1995. Pricing of loans and deposits remains competitive in the market area.

     Return on average common stockholders' equity amounted to 13.91% for the three months ended March 31, 1996; compared to 11.10% for the three months ended March 31, 1995.

     Return on average assets for the three months ended March 31, 1996, amounted to 1.34%; compared to .93% for the three months ended March 31, 1995.

     Net earnings per share increased to $ .43 per share for the three months ended March 31, 1996, from $ .29 for the three months ended March 31, 1995. Cash dividends paid were .13 per share in March 1996 and .11 per share in March 1995.


 PROVISION FOR CREDIT LOSSES

     Management determines the adequacy of the allowance for credit losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for credit losses was $60,000 for the first three months of 1996 and 1995. The allowance for credit losses as a percentage of gross loans outstanding was $1,842,876 or 1.10% of total loans on March 31, 1996, compared to $1,835,951 or 1.06% of total loans on December 31, 1995. Net charge-offs as a percentage of average loans outstanding were .03% during the three months ended March 31, 1996 compared to .07% for the three months ended December 31, 1995.

     Non-performing loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for credit losses is assessed based on credit quality and other pertinent loan portfolio information. The reserve for credit losses provided strong nonperforming loan coverage, increasing to 182% at March 31, 1996 from 158% at December 31, 1995. The adequacy of the reserve and the provision for credit losses is consistent with the composition of the loan portfolio and recent credit quality history.

 NET INTEREST INCOME

     Net interest income is the most significant component in earnings. For analysis purposes, interest earned on tax exempt assets is adjusted to a fully taxable equivalent basis.

     The net yield on interest earning assets shows the yield for the three months ended March 31, 1996, to be 4.81%; compared to 4.46% for the three months ended March 31, 1995. This increase is due primarily to increased yields on earning assets. Net interest margins are expected to remain stable during the remainder of 1996.

     The average rate on earning assets increased .40% and the average rate on interest bearing liabilities increased .09%. Interest spread increased .31%.

 NON-INTEREST INCOME

     Non-interest income other than net security transactions increased 9.55% to $383,356 during the three months ended March 31, 1996, from $362,655 during the three months ended March 31, 1995. Net security losses were $24,999 during the three months ended March 31, 1996; compared to $145,963 during the three months ended March 31, 1995. Fee income on deposit accounts has decreased $7,133 to $142,975 during the three months ended March 31, 1996, from $150,108 during the three months ended March 31, 1995. Insurance commissions decreased $5,515, trust service fees increased $2,857 and other operating income increased $19,452.

 NON-INTEREST EXPENSE

     Non-interest expenses increased .62% to $1,736,534 for the three months ended March 31, 1996, from $1,725,751 for the three months ended March 31, 1995. Net occupancy expense increased $20,683 or 8.15% and other expenses increased $17,572 or 3.79%. The largest decrease in non-interest expense occurred in FDIC assessment fees, which decreased $104,700 or 99.53% for the three months ended March 31, 1996, from the three months ended March 31, 1995. Mid-Wisconsin is expanding the use of technology throughout its banks in order to provide increased customer service and allow for more efficient consolidation of its operational areas. Mid-Wisconsin has placed emphasis on increased productivity and standardization of programs and procedures throughout all of its locations.

 ITEM 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits

      (10)  Material Contracts
            (a)  CEO Employment and Severance Agreement

      (27)  Financial Data Schedule

 (b) No reports on Form 8-k have been filed during the quarter for which this Form 10-Q is filed.

                                 SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MID-WISCONSIN FINANCIAL SERVICES, INC.



 Date  May 8, 1996                  RONALD ISAACSON
                                    Ronald Isaacson, President
                                    (Principal Executive Officer)

 Date  May 8, 1996                  LUCILLE BRANDNER
                                    Lucille Brandner, Controller
                                    (Principal Accounting Officer)

                             EXHIBIT INDEX
           PURSUANT TO <section>232.102(D), REGULATION S-T



 EXHIBIT (10)(a)   CEO Employment and Severance Agreement

 EXHIBIT 27        Financial Data Schedule