Form 10-Q
period 1996-06-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 1996-08-08
CIK 785024

THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(d) OF REGULATION
S-T.

                            FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1996

                          OR

{  } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-18542


                  MID-WISCONSIN FINANCIAL SERVICES, INC.
          Exact name of registrant as specified in its charter)


          Wisconsin                                      06-1169935
(State or other jurisdiction                 (IRS Employer Identification No.)
 of incorporation or organization)

                      132 West State Street, Medford, WI  54451
            (Address of principal executive offices, including zip code)

                                    (715) 748-4364
                  (Registrant's telephone number, including area code)

_____________________________________________________________________________
                    (Former name, former address & former fiscal year,
                     if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X      No
As of June 30, 1996 there were 1,858,790 shares of $.10 par value common stock outstanding.

              MID-WISCONSIN FINANCIAL SERVICES, INC.


                               INDEX



PART  I.       FINANCIAL INFORMATION

                                                                          PAGE
Item 1.        Financial Statements

               Consolidated Balance Sheets
               June 30, 1996 and December 31, 1995                           3

               Consolidated Statements of Income
               Three Months Ended June 30, 1996 and June 30, 1995;
               and  Six  Months  Ended  June 30, 1996 and June 30, 1995      4

               Consolidated Statements of Cash Flows
               Six months Ended June 30, 1996 and June 30, 1995              5

               Notes to Consolidated Financial Statements                  6-10

Item 2.        Management's Discussion and Analysis of
               Financial Conditions and Results of Operations             11-13


PART  II.      OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders           14

Item 6.        Exhibits and Reports of Form 8-K                              15

               Signatures                                                    16

               Exhibit Index                                                 17

              PART I         FINANCIAL INFORMATION

Item 1.    Financial Statements

                     MID-WISCONSIN FINANCIAL SERVICES, INC.
                                and Subsidiary
                          CONSOLIDATED BALANCE SHEETS

                                             June 30, 1996      December 31, 1995
          ASSETS
Cash & cash equivalents                         $8,886,481          $10,683,544
Interest-bearing deposits in other financial
   institutions                                      9,289               20,246
Investment securities available for sale
   At fair value                                56,116,383           55,280,506
Total loans                                    171,067,187          172,678,045
   Less - Allowance for credit losses           (1,875,623)          (1,835,951)
         Net loans                             169,191,564          170,842,094
Premises and equipment                           3,986,312            4,135,949
Accrued interest and other assets                4,112,401            3,643,833

TOTAL ASSETS                                  $242,302,430         $244,606,172


          LIABILITIES AND STOCKHOLDERS' EQUITY


Non-interest bearing deposits                  $19,924,074          $22,645,269
Interest-bearing deposits                      166,199,906          169,499,137
  Total Deposits                               186,123,980          192,144,406

Short-term borrowings                           24,265,558           21,386,623
Long term borrowings                             4,000,000            4,000,000
Accrued interest and other liabilities           3,470,916            3,325,185
     Total Liabilities                         217,860,454          220,856,214

Stockholders' equity:
   Common stock-Par value $.10 per share:
     Authorized -  6,000,000 shares in 1996
                -  6,000,000 shares in 1995
      Issued & outstanding
                -  1,858,790 shares in 1996        185,879
                -  1,857,290 shares in 1995                             185,729
Additional paid-In capital                      12,592,369           12,573,366
Retained earnings                               11,834,773           10,685,070
Unrealized gain on securities available
   for sale                                       (171,045)             305,793
     Total Stockholders' Equity                 24,441,976           23,749,958

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $242,302,430         $244,606,172

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   MID-WISCONSIN FINANCIAL SERVICES, INC.
                                              and Subsidiary
                                     CONSOLIDATED STATEMENTS OF INCOME

                                             Three months ended                      Six  Months Ended
                                        June 30, 1996   June 30, 1995         June 30, 1996   June 30, 1995
Interest income
  Interest and fees on loans             $ 4,063,544     $ 3,863,099           $ 8,081,526     $ 7,508,595
  Interest on investment securities:
     Taxable                                 846,562         794,510             1,670,472       1,605,404
     Tax-exempt                               74,950          84,026               139,782         176,108
  Other interest income                       10,446          24,219                10,725          31,638
Total interest income                      4,995,502       4,765,854             9,902,505       9,321,745

Interest expense
  Deposits-NOW                               103,084         139,588               212,103         298,210
       MMD                                   247,061         167,451               487,582         337,868
       Savings                               120,477         155,643               237,849         313,445
       CDs & IRAs                          1,457,450       1,490,871             2,918,957       2,839,925
  U.S. Repurchase agreements                 278,184         264,955               530,571         535,848
  Long-term borrowings                        49,140          55,684                98,280         110,266
Total interest expense                     2,255,396       2,274,192             4,485,342       4,435,562

Net Interest income                        2,740,106       2,491,662             5,417,163       4,886,183
Provision for credit losses                   60,000          30,000               120,000          90,000

Net interest income after provision
  for credit losses                        2,680,106       2,461,662             5,297,163       4,796,183

Other income:
  Service fees                               144,005         160,886               286,980         310,994
  Insurance commissions                       18,234          20,600                35,949          32,800
  Trust Service fees                          92,761          89,672               185,648         179,702
  Other fee income                           131,698          90,188               243,012         182,198
  Net security gains                         (69,150)         75,436               (93,749)        (70,527)
  Other operating income                      15,056          19,010                33,521          37,327
Total other income                           332,604         455,792               691,361         672,494

Operating expenses:
  Salaries                                   677,654         735,542             1,394,038       1,455,010
  Employee Benefits                          270,083         236,816               534,450         420,871
  Net occupancy expense                      329,295         326,318               679,120         652,429
  FDIC expense                                   500         105,200                 1,000         210,400
  Other operating expense                    435,973         370,363               841,431         761,280
Total operating expenses                   1,713,505       1,774,239             3,450,039       3,499,990

Income before income taxes                 1,299,205       1,143,215             2,538,485       1,968,687

Provision for income taxes                   472,159         384,632               905,691         665,273

Net income                                  $827,046        $758,583            $1,632,794      $1,303,414

    Earnings per share                        $0.44           $0.41                 $0.87           $0.70

The accompanying notes to consolidated financial statements are an integral part of these statements.

               MID-WISCONSIN FINANCIAL SERVICES, INC.
                       and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS
              Six Months Ended June 30, 1996 and 1995
                                                           1996          1995
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities:
     Net income                                         $1,632,793    $1,303,414
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for depreciation amort & accretion       369,929       379,463
        Provision for loan losses                          120,000        90,000
        (Gain) Loss  on sale of investment securities       93,749        70,527
        (Gain) Loss on equipment disposals                   1,417         5,317
        (Gain) loss on sale of other real estate               -           1,777
        Changes in operating assets and liabilities:
          Other assets                                    (132,271)     (152,503)
          Other liabilities                                148,290       (30,793)
  Net cash provided by operating activities              2,233,907     1,667,202
  Cash flows from investing activities:
     Proceeds from sale:
         Available for Sale Investment Securities        2,433,730     2,788,473
     Proceeds from Maturities:
         Held to maturity                                      -         385,000
         Available for sale Investment Securities       13,581,250     3,169,712
     Payment for purchases:
         Held to maturity                                      -             -
         Available for sale Investment Securities      (17,711,589)     (246,800)
     Proceeds from sale of loans                         2,683,000       384,600
     Net (increase) decrease in loans                   (1,252,473)   (1,544,016)
     Net (increase) decrease in interest-bearing
        deposits in other institutions                      10,957    (2,582,815)
     Capital expenditures                                 (173,366)     (144,091)
     Proceeds from sale of equipment                         2,950           200
     Proceeds from sale of other real estate                   -          23,222
  Net cash used in investing activities                   (425,541)    2,233,485
  Cash flows from financing activities:
     Net increase (decrease) in deposits                (6,020,426)    3,747,139
     Net increase (decrease) in short-term borrowing     2,878,935    (6,325,414)
     Proceeds from sale of stock options                    19,152           -
     Dividends paid                                       (483,090)     (425,467)
  Net cash provided by financing activities             (3,605,429)   (3,003,742)
Net increase (decrease) in cash and cash equivalents    (1,797,063)      896,945
Cash and cash equivalents at beginning                  10,683,544     9,245,910
Cash and cash equivalents at end                        $8,886,481   $10,142,855

  Supplemental cash flow information:                      1996            1995
     Cash paid during the year for:
          Interest                                      $4,619,453    $4,519,185
          Income taxes                                    $905,025      $735,025
  Supplemental schedule of non-cash investing and
     financing activities:
          Loans transferred to other real estate          $100,000           -
          Loans charged off                               $113,424       $74,239
          Loans made in connection with the
            disposition of other real estate

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 MID-WISCONSIN FINANCIAL SERVICES, INC.
                            and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - GENERAL

     The consolidated balance sheet as of June 30, 1996, and the consolidated statements of income for the three month periods ended June 30, 1996 and 1995, and the six month periods ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position for the unaudited interim periods have been made.

     Mid-Wisconsin is not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources, or operations.

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

NOTE 2 - INVESTMENT SECURITIES
     The book value and market value of investment securities are summarized as follows:


                                                            BOOK VALUE
                                                  June 30, 1996   Dec. 31, 1995

U.S. Treasury securities and obligations
   of other U.S. Govt agencies & corp              $ 22,694,809    $   22,475,820
Mortgage Backed Securities                           18,658,782        15,511,636
Oblig. to states & political subdivisions             6,031,772         4,900,426
Corporate Securities                                  5,289,979         5,813,709
Equity Securities                                     3,441,041         6,578,915
 Totals                                            $ 56,116,383    $   55,280,506

                                                             MARKET VALUE
U.S. Treasury securities and obligations
   of other U.S. Govt agencies & corp              $ 22,694,809    $   22,475,820
Mortgage Backed Securities                           18,658,782        15,511,636
Oblig. to states & political subdivisions             6,031,772         4,900,426
Corporate Securities                                  5,289,979         5,813,709
Equity securities                                     3,441,041         6,578,915
 Totals                                            $ 56,116,383    $   55,280,506

     Included in the totals of Investment Securities at June 30, 1996, are unrealized losses of $99,287 on marketable equity securities and net unrealized losses of $199,050 on debt securities classified as available for sale. The net of tax unrealized holding loss of $65,529 applicable to marketable equity securities combined with the $105,516 net of tax unrealized loss on securities classified as available-for-sale represents the $171,045 net unrealized loss reflected in stockholders' equity.

     Securities with an approximate carrying value of $34,380,995 and $30,389,165 at June 30, 1996 and December 31, 1995, respectively, were pledged primarily to secure public deposits and for other purposes required by law. Included in Corporate Securities are securities issued by Bankers Trust, New York, with an aggregate book value of $2,203,004 and an aggregate market value of $2,205,500. Included in Equity Securities are the Baird Adjustable Rate Income Funds with a historical cost of $2,191,628 and a market value of $2,092,241.


Note 3 - LOANS

     Loans outstanding decreased .933% for the six months ended June 30, 1996; decreasing from $172,678,045 at December 31, 1995, to $171,067,187 at June 30,
1996.

     The composition of loans at June 30, 1996, and December 31, 1995, follows:
                                  June 30       % of        Dec. 31       % of
(Dollars in Thousands)             1996         total        1995         total
Commercial and financial         $ 26,845      15.69%      $ 28,075      16.26%
Construction Loans                  1,291       0.75%         1,272       0.74%
Agricultural                       27,632      16.16%        27,963      16.19%
Real estate                       103,016      60.22%       102,787      59.53%
Installment                        11,625       6.80%        11,819       6.84%
Lease financing                       658       0.38%           762       0.44%
 Total loans                     $171,067     100.00%      $172,678     100.00%

     The composition of loans in the loan portfolio shows an increase in real estate loans and a slight decrease in all other loan categories at June 30, 1996. The bank is making increased efforts to sell loans in the secondary market which will provide funds for liquidity needs and continue to provide service to customers in its market area.

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
 Non-performing loans      June 30   % of total           Dec. 31      % of total
(Dollars in Thousands)       1996       loans               1995        loans

Non-accrual loans           $ 609        0.36%            $ 1,132        0.66%
Loans past due 90 days         41        0.02%                  3        0.00%
   or more
Restructured loans            119        0.07%                 17        0.01%
Total Non-performing
   Loans                    $ 769        0.45%            $ 1,152        0.67%
Other real estate owned       105        0.06%                  5        0.00%
Total non-performing
   assets                   $ 874        0.51%            $ 1,157        0.67%


     Included above are $129,281 of impaired loans (.075%) in non-accrual status at June 30, 1996. In addition, there are impaired loans of $103,771 (.065%) which management has considered in the allowance for credit losses. The average balance of impaired loans during the first six months of 1996 was $397,593. The impaired loans with an aggregate outstanding balance of $233,052 are based on fair value of the collateral of the loans as these loans are collateral dependent.

     Total nonperforming assets (loans and other real estate) decreased during
the six months ended June 30, 1996.   As a percentage of total outstanding
loans, the non-performing assets decreased .16% to .51% at June 30, 1996, from .67% at December 31, 1995.

     The aggregate amount of non-performing assets was approximately $874,000 and $1,157,000 at June 30, 1996, and December 31, 1995, respectively. Non-performing assets are those which are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. If nonaccrual and renegotiated loans had been current or not troubled, $69,148 of interest income would have been recorded for the six months ended June 30, 1996. Interest income actually collected and recorded was $118,988.

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

     An analysis of the allowance for credit losses for the periods ended June 30, 1996, and December 31, 1995 follows:

                                           June 30, 1996          Dec. 31, 1995
 (Dollars in Thousands)

Allowance for credit losses at
   beginning of period                         $ 1,836               $ 1,859
Provision Charged to Operating Expense             120                   100
Recoveries on Loans                                 33                    67
Loans Charged off                                 (113)                 (190)
Allowance for losses at end of period          $ 1,876               $ 1,836


NOTE 4 - EARNINGS PER SHARE

     Earnings per common share are based upon the weighted average number of common shares outstanding which includes the common stock equivalents applicable to shares issuable under the stock options granted. The weighted number of shares outstanding were 1,868,358 for the three months ended June 30, 1996, and 1,860,255 for the three months ended June 30, 1995.

                              SELECTED FINANCIAL DATA

     The following table presents consolidated financial data of Mid-Wisconsin
Financial Services, Inc. and subsidiary. This information and the following discussion and analysis should be read in conjunction with other financial information presented elsewhere in this report.



                                                       Quarters


(Dollars in thousands,                           1996                                   1995
 except per share amounts)               Second        First       Fourth        Third       Second        First
FINANCIAL HIGHLIGHTS:
Earnings and Dividends:
Net interest revenue                    $  2,740     $  2,677     $  2,677     $  2,619     $  2,492     $  2,394
Provision for credit losses                   60           60          (20)          30           30           60
Other operating revenue                      333          359          318          406          455          217
Other operating expense                    1,714        1,737        1,812        1,752        1,774        1,726
Net income                                   827          806          771          806          759          545
Per common share: (1)
   Net income                               0.44         0.43         0.41         0.43         0.41         0.59
   Dividends declared                       0.13         0.13           -          0.24         0.11         0.11
   Stockholders' equity                    13.15        12.99        12.79        12.28        12.06        11.42
Average common shares (000's)              1,868        1,861        1,861        1,861        1,860        1,859
Dividend payout ratio                      29.22%       29.97%         -          55.29%       29.28%       37.35%
Balance Sheet Summary:
At quarter end:
   Loans net of unearned income         $171,067     $167,088     $172,678     $169,459     $166,554     $164,336
   Assets                                242,302      241,778      244,606      235,707      237,260      234,628
   Deposits                              186,124      189,312      192,144      187,532      189,898      187,267
   Shareholders equity                    24,442       24,126       23,750       22,729       22,313       21,122
Average balances:
   Loans net of unearned income          169,624      169,277      170,562      167,800      165,204      164,184
   Assets                                242,561      241,591      238,778      237,912      234,873      234,884
   Deposits                              188,347      189,713      189,650      189,549      187,440      187,678
   Shareholders equity                    24,183       23,970       23,101       22,477       21,536       20,529
Performance Ratios:
Return on average assets                    1.36%        1.34%        1.29%        1.36%        1.29%        0.93%
Return on average common equity            13.68%       13.45%       13.35%       14.35%       14.09%       11.10%
Equity to assets                            9.80%        9.68%        9.67%       10.13%        9.67%        9.47%
Total risk-based capital                   14.83%       14.52%       13.92%       13.58%       13.52%       13.09%
Net loan charge-offs as a percentage
   of average loans                         0.02%        0.03%        0.07%        0.05%        0.02%        0.00%
Nonperforming assets as a percentage
   of loans and other real estate           0.51%        0.61%        0.67%        0.62%        0.56%        0.75%
Net interest margin                         4.89%        4.81%        4.66%        4.77%        4.60%        4.46%
Efficiency ratio                           55.06%       56.49%       59.73%       57.19%       59.45%       65.26%
Fee revenue as a percentage of
   average assets                           0.11%        0.11%        0.11%        0.11%        0.12%        0.11%
Stock Price Information:
High                                      $22.63       $22.50       $21.00       $19.00       $18.00        $16.00
Low                                        22.50        19.50        18.00        17.00        16.00         15.00
Market value at quarter end (2)            22.63        21.50        19.50        18.50        17.00         15.50

(1) All per share amounts (income and dividends) have been restated to reflect the stock split in the form of a 100 percent stock dividend issued May 8, 1995.
(2) Market value at quarter end represents the average of bid and asked prices.

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITIONS AND RESULTS OF OPERATIONS


     Management is not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources, or operations.

     Deposits decreased $6,020,426 during the six month period ended June 30, 1996. Non-interest bearing deposits decreased $2,721,195 and interest bearing deposits decreased $3,299,231. The decrease in interest bearing deposits occurred primarily in Now accounts and shorter term certificates of deposit.

     Loans decreased $1,610,858 during the six month period ended June 30, 1996. In addition, the company did not aggressively market new loans, due to the need for liquidity and high funding cost. Investments increased $835,877 during the six month period ended June 30, 1996. The increase in investments was used primarily to satisfy pledging requirements for municipal deposits.

LIQUIDITY

     Mid-Wisconsin manages its liquidity to provide adequate funds to support borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. The primary sources of Mid-Wisconsin's liquidity are marketable assets maturing within one year. At June 30, 1996, the carrying value of debt securities maturing within one year amounted to $9,285,065 or 17.63% of the total debt securities portfolio. Mid-Wisconsin also holds $2,092,241 in marketable equity securities. Mid-Wisconsin attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin.


CAPITAL RESOURCES

     As of June 30, 1996, shareholders' equity increased $692,018 to $24,441,976 from $23,749,958 at December 31, 1995. This net increase is due to retention of current year earnings and adjustments for unrealized gains or losses. Net unrealized gains were $305,793 at December 31, 1995, and net unrealized losses were $171,045 at June 30, 1996.

     The primary capital to asset ratio was 9.80% as of June 30, 1996, compared to 9.41% at December 31, 1995. The company's risk-based capital ratio for Tier 1 (core) amounted to 13.75% and total risk-based capital amounted to 14.83%. This compares to Tier 1 (core) capital of 12.87% and total risk-based capital of 13.92% at December 31, 1995. The company expects to increase its total capital through retention of earnings.


RESULTS OF OPERATIONS

     The company's consolidated net income for the three months ended June 30, 1996, increased $68,463 or 9.03% to $827,046 from $758,583 for the three months ended June 30, 1995. Net interest income increased $248,444 during the three months ended June 30, 1996, over the three months ended June 30, 1995. Pricing of loans and deposits remains competitive in the market area.

     Return on average common stockholders' equity amounted to 13.68% for the three months ended June 30, 1996; compared to 14.09% for the three months ended June 30, 1995.

     Return on average assets for the three months ended June 30, 1996, amounted to 1.36%; compared to 1.29% for the three months ended June 30, 1995.

     Net earnings per share increased to $ .44 per share for the three months ended June 30, 1996, from $ .41 for the three months ended June 30, 1995. Cash dividends paid were .13 per share in June 1996 and .11 per share in June 1995.


PROVISION FOR CREDIT LOSSES

     Management determines the adequacy of the allowance for credit losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for credit losses was $60,000 for the three months ended June 30, 1996, and $30,000 for the three months ended June 30, 1995. The allowance for credit losses as a percentage of gross loans outstanding was $1,875,623 or 1.10% of total loans on June 30, 1996, compared to $1,835,951 or
1.06% of total loans on December 31, 1995. Net charge-offs as a percentage of average loans outstanding were .02% during the three months ended June 30, 1996 compared to .07% for the three months ended December 31, 1995.

     Non-performing loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for credit losses is assessed based on credit quality and other pertinent loan portfolio information. The reserve for credit losses provided strong nonperforming loan coverage, increasing to 215% at June 30, 1996 from 158% at December 31, 1995. The adequacy of the reserve and the provision for credit losses is consistent with the composition of the loan portfolio and recent credit quality history.


NET INTEREST INCOME

     Net interest income is the most significant component in earnings. For analysis purposes, interest earned on tax exempt assets is adjusted to a fully taxable equivalent basis.

     The net yield on interest earning assets shows the yield for the three months ended June 30, 1996, to be 4.89%; compared to 4.60% for the three months ended June 30, 1995. This increase is due primarily to the collection and recording on the cash basis of interest on non-accrual loans. Decreases in the average rate on borrowed funds also contributed to the increase in net interest margin. Net interest margins are expected to remain stable during the remainder of 1996.

     The average rate on earning assets increased .12% and the average rate on interest bearing liabilities decreased .15%. Interest spread increased .27%.

NON-INTEREST INCOME

     Non-interest income other than net security transactions increased 4.70% to $401,754 during the three months ended June 30, 1996, from $380,356 during the three months ended June 30, 1995. Net security losses were $69,150 during the three months ended June 30, 1996; compared to net security gains of $75,436 during the three months ended June 30, 1995. Fee income on deposit accounts has decreased $16,881 to $144,005 during the three months ended June 30, 1996, from $160,886 during the three months ended June 30, 1995. Other fee income increased $41,510, trust service fees increased $3,089, insurance commissions decreased $2,366, and other operating income decreased $3,954.


NON-INTEREST EXPENSE

     Non-interest expenses decreased 3.42% to $1,713,505 for the three months ended June 30, 1996, from $1,774,239 for the three months ended June 30, 1995. Net occupancy expense increased $2,977 or .91% and other expenses increased $65,610 or 17.715%. There are no expenses included in other expenses that exceed 1% of total interest and other income for either 1996 or 1995. The largest increase in other expenses was in consulting fees. These consulting fees are associated with studies being done to access the company's utilization of technology and human resources. The largest decrease in non-interest expense occurred in FDIC assessment fees, which decreased $104,700 or 99.53% for the three months ended June 30, 1996, from the three months ended June 30, 1995. Mid-Wisconsin is expanding the use of technology throughout its banks in order to provide increased customer service and allow for more efficient consolidation of its operational areas. Mid-Wisconsin has placed emphasis on increased productivity and standardization of programs and procedures throughout all of its locations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of the Company was held on April 23, 1996.

     The matters voted upon, including the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

             Matter                              Shares

 1. Election of Directors
                                                                        Broker
                                For     Against   Withheld   Abstain   Non-Vote
(a) James Melvin              1,319,622   1,000      0          0          0

                                                                        Broker
                                For     Against   Withheld   Abstain   Non-Vote
(b) James Dougherty           1,318,382   2,240      0          0          0

                                                                        Broker
                                For     Against   Withheld   Abstain   Non-Vote
(c) Roger Olson               1,318,382   2,240      0          0          0

                                                                        Broker
                                For     Against   Withheld   Abstain   Non-Vote
(d) James R. Peterson         1,318,382   2,240      0          0          0

                                                                        Broker
                                For     Against   Withheld   Abstain   Non-Vote
(e) Jack Wild                 1,317,278   3,344      0          0          0

 2. Approval of appointment
    of independent auditors                                             Broker
    for year ending             For     Against   Withheld   Abstain   Non-Vote
    December 31, 1996         1,314,550     660      0         6,072       0

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (27)  Financial Data Schedule

(b) No reports on Form 8-k have been filed during the quarter for which this Form 10-Q is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  August 8, 1996                         RONALD ISAACSON
                                              Ronald Isaacson, President
                                              (Principal Executive Officer)

Date:  August 8, 1996                         LUCILLE BRANDNER
                                              Lucille Brandner, Controller
                                              (Principal Accounting Officer)

                              EXHIBIT INDEX
             PURSUANT TO SECTION 232 102(D), REGULATION S-T

EXHIBIT 27 - Financial Data Schedule