Form 10-Q
period 1996-09-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 1996-11-13
CIK 785024

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

{X}   QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                          OR

{   }   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-18542

        MID-WISCONSIN FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

           Wisconsin                               06-1169935
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

              132 West State Street, Medford, WI  54451
    (Address of principal executive offices, including zip code)

                        (715) 748-4364
        (Registrant's telephone number, including area code)

____________________________________________________________________
 (Former name, former address & former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X       No

As of September 30, 1996 there were 1,858,792 shares of $.10 par value common stock outstanding.

              MID-WISCONSIN FINANCIAL SERVICES, INC.


                            INDEX

PART  I.    FINANCIAL INFORMATION
                                                               PAGE
Item 1.     Financial Statements
            Consolidated Balance Sheets
            September  30, 1996 and December 31, 1995            3

            Consolidated Statements of Income
            Three  Months Ended September 30, 1996
            and September 30, 1995; and  Nine  Months
            Ended September 30, 1996 and September 30, 1995      4

            Consolidated Statements of Cash Flows
            Nine  months  Ended September 30, 1996
            and September 30, 1995                               5

            Notes to Consolidated Financial Statements         6-10

Item 2.     Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations                                        11-13


PART  II.   OTHER INFORMATION

Item 6.     Exhibits and Reports of Form 8-K                    14

            Signatures                                          15

            Exhibit Index                                       16

                     PART I         FINANCIAL INFORMATION

Item 1.    Financial Statements

             MID-WISCONSIN FINANCIAL SERVICES, INC.
                       and Subsidiary
                 CONSOLIDATED BALANCE SHEETS

                                                September 30, 1996   December 31, 1995
                  ASSETS
Cash & cash equivalents                                   $11,385,793         $10,683,544
Interest-bearing deposits in other
   financial institutions                                       11,496              20,246
Investment securities available for sale
   At fair value                                           57,401,267          55,280,506
Total loans                                               175,052,128         172,678,045
   Less - Allowance for credit losses                      (1,948,295)         (1,835,951)
         Net loans                                        173,103,833         170,842,094
Premises and equipment                                      3,905,057           4,135,949
Accrued interest and other assets                           3,924,144           3,643,833

TOTAL ASSETS                                             $249,731,590        $244,606,172



   LIABILITIES AND STOCKHOLDERS' EQUITY


Non-interest bearing deposits                              $22,718,028         $22,645,269
Interest-bearing deposits                                  169,917,899         169,499,137
  Total Deposits                                           192,635,927         192,144,406

Short-term borrowings                                       24,934,083          21,386,623
Long term borrowings                                         3,400,000           4,000,000
Accrued interest and other liabilities                       3,674,909           3,325,185
     Total Liabilities                                     224,644,919         220,856,214

Stockholders' equity:
  Common stock-Par value $.10 per share:
    Authorized           - 6,000,000 shares in 1996
                         - 6,000,000 shares in 1995
    Issued & outstanding - 1,858,790 shares in 1996            185,879
                         - 1,857,290 shares in 1995                               185,729
Additional paid-In capital                                  12,592,368          12,573,366
Retained earnings                                           12,402,034          10,685,070
Unrealized (loss) gain on securities available for sale        (93,610)            305,793
     Total Stockholders' Equity                             25,086,671          23,749,958

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $249,731,590        $244,606,172

The accompanying notes to consolidated financial statements are an integral part of these statements.

            MID-WISCONSIN FINANCIAL SERVICES, INC.
                        and Subsidiary
              CONSOLIDATED STATEMENTS OF INCOME

                                                    Three months ended                      Nine  Months Ended
                                        September 30, 1996   September 30, 1995   September 30, 1996  September 30, 1995
Interest income
  Interest and fees on loans               $4,102,431            $4,031,861              $12,183,957       $11,540,456
  Interest on investment securities:
Taxable                                       834,225               770,941                2,504,697         2,376,345
     Tax-exempt                                79,910                68,728                  219,692           244,836
  Other interest income                        18,121                53,547                   28,846            85,185
Total interest income                       5,034,687             4,925,077               14,937,192        14,246,822

Interest expense
  Deposits-NOW                                100,612               124,179                  312,715           422,389
       MMD                                    329,690               191,493                  817,272           529,361
       Savings                                125,343               136,564                  363,192           450,009
       CDs & IRAs                           1,485,325             1,559,812                4,404,282         4,399,737
  U.S. Repurchase agreements                  253,506               242,518                  784,077           778,366
  Long-term borrowings                         56,345                51,956                  154,625           162,222
Total interest expense                      2,350,821             2,306,522                6,836,163         6,742,084

Net Interest income                         2,683,866             2,618,555                8,101,029         7,504,738
Provision for credit losses                    50,000                30,000                  170,000           120,000

Net interest income after provision
  for credit losses                         2,633,866             2,588,555                7,931,029         7,384,738

Other income:
  Service fees                                154,681               155,788                  441,661           466,782
  Insurance commissions                        19,013                14,484                   54,962            47,284
  Trust Service fees                           93,013                84,781                  278,661           264,483
  Other fee income                            140,300                87,325                  383,312           269,523
  Net security (losses) gains                 (66,071)               48,868                 (159,820)          (21,659)
  Other operating income                       16,677                15,137                   50,198            52,464
Total other income                            357,613               406,383                1,048,974         1,078,877

Operating expenses:
  Salaries                                    763,976               724,553                2,158,014         2,179,563
  Employee Benefits                           250,954               293,941                  785,404           714,812
  Net occupancy expense                       431,369               467,575                  995,686           971,171
  FDIC expense                                    500               (10,432)                   1,500           199,968
  Other operating expense                     302,234               276,565                1,258,468         1,186,678
Total operating expenses                    1,749,033             1,752,202                5,199,072         5,252,192

Income before income taxes                  1,242,446             1,242,736                3,780,931         3,211,423

Provision for income taxes                    433,543               436,484                1,339,234         1,101,757

Net income                                   $808,903              $806,252               $2,441,697        $2,109,666

    Earnings per share                          $0.43                 $0.43                    $1.31             $1.13

The accompanying notes to consolidated financial statements are an integral part of these statements.

             MID-WISCONSIN FINANCIAL SERVICES, INC.
                       and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          Six Months Ended September 30, 1996 and 1995


                                                            1996        1995
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities:
     Net income                                          $2,441,697   $1,303,414
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for depreciation amort & accretion        586,754      379,463
        Provision for loan losses                           170,000       90,000
        (Gain) Loss  on sale of investment securities       159,821       70,527
        (Gain) Loss on equipment disposals                      441        5,317
        (Gain) loss on sale of other real estate                 -         1,777
        Changes in operating assets and liabilities:
          Other assets                                      (30,887)    (152,503)
          Other liabilities                                 353,562      (30,793)
  Net cash provided by operating activities               3,681,388    1,667,202
  Cash flows from investing activities:
     Proceeds from sale:
         Available for Sale Investment Securities         6,555,302    2,788,473
     Proceeds from Maturities:
         Held to maturity                                  385,000
         Available for sale Investment Securities       13,369,293     3,169,712
     Payment for purchases:
         Held to maturity
         Available for sale Investment Securities      (22,887,058)     (246,800)
     Proceeds from sale of loans                         3,859,800       384,600
     Net (increase) decrease in loans                   (6,391,543)   (1,544,016)
     Net (increase) decrease in interest-bearing
        deposits in other institutions                       8,750    (2,582,815)
     Capital expenditures                                 (230,034)     (144,091)
     Proceeds from sale of equipment                         2,950           200
     Proceeds from sale of other real estate                    -         23,222
  Net cash used in investing activities                 (5,712,540)    2,233,485
  Cash flows from financing activities:
     Net increase (decrease) in deposits                   491,522     3,747,139
     Net increase (decrease) in short-term borrowing     3,547,460    (6,325,414)
     Proceeds from issuance of long term borrowing        (600,000)
     Proceeds from sale of stock options                    19,152
     Dividends paid                                       (724,733)     (425,467)
  Net cash provided by financing activities              2,733,401    (3,003,742)
Net increase (decrease) in cash and cash equivalents       702,249       896,945
Cash and cash equivalents at beginning                  10,683,544     9,245,910
Cash and cash equivalents at end                       $11,385,793   $10,142,855

  Supplemental cash flow information:                      1996          1995
     Cash paid during the year for:
          Interest                                      $6,970,748    $6,262,109
          Income taxes                                  $1,395,025    $1,265,025
  Supplemental schedule of non-cash investing
     and financing activities:
          Loans transferred to other real estate          $100,000        $5,000
          Loans charged off                               $153,503      $137,835

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

                    MID-WISCONSIN FINANCIAL SERVICES, INC.
                              and Subsidiaries
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1 - GENERAL

     The consolidated balance sheet as of September 30, 1996, and the consolidated statements of income for the three month periods ended September 30, 1996 and 1995, and the nine month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position for the unaudited interim periods have been made.

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

NOTE 2 - INVESTMENT SECURITIES

     The book value and market value of investment securities are summarized as follows:

                                                       BOOK VALUE

                                              Sept 30, 1996     Dec. 31, 1995
U.S. Treasury securities and obligations
   of other U.S. Govt agencies & corp           $25,699,921      $22,475,820
Mortgage Backed Securities                       19,224,753      $15,511,636
Oblig. to states & political subdivisions         6,333,532        4,900,426
Corporate Securities                              4,893,616        5,813,709
Equity Securities                                 1,249,445        6,578,915
Totals                                          $57,401,267      $55,280,506

                                                      MARKET VALUE
U.S. Treasury securities and obligations
   of other U.S. Govt agencies & corp           $25,699,921      $22,475,820
Mortgage Backed Securities                       19,224,753       15,511,636
Oblig. to states & political subdivisions         6,333,532        4,900,426
Corporate Securities                              4,893,616        5,813,709
Equity securities                                 1,249,445        6,578,915
Totals                                          $57,401,267      $55,280,506

     Included in the totals of Investment Securities at September 30, 1996, are unrealized losses of $177,232 on debt securities classified as available for sale. The net of tax unrealized holding loss of $93,610 on securities classified as available-for-sale is reflected in stockholders' equity.

     Securities with an approximate carrying value of $36,899,734 and $30,389,165 at September 30, 1996 and December 31, 1995, respectively, were pledged primarily to secure public deposits and for other purposes required by law. Included in Corporate Securities are securities issued by Bankers Trust, New York, with an aggregate book value of $2,200,756 and an aggregate market value of $2,203,740.


Note 3 - LOANS

     Loans outstanding increased 1.375% for the nine months ended September 30, 1996; increasing from $172,678,045 at December 31, 1995, to $175,052,128 at September 30, 1996.

     The composition of loans at September 30, 1996, and December 31, 1995, follows:

                                Sept 30      % of        Dec. 31     % of
(Dollars in Thousands)           1996        total         1995      total
Commercial and financial        $27,419      15.66%      $28,075     16.26%
Construction Loans                  678       0.39%        1,272      0.74%
Agricultural                     29,427      16.81%       27,963     16.19%
Real estate                     104,953      59.96%      102,787     59.53%
Installment                      11,963       6.83%       11,819      6.84%
Lease financing                     612       0.35%          762      0.44%

Total loans                    $175,052     100.00%     $172,678    100.00%

     The composition of loans in the loan portfolio shows a decrease in commercial and financial and an increase in real estate, agricultural, and installment loans at September 30, 1996. The bank is making increased efforts to sell loans in the secondary market which will provide funds for liquidity needs and continue to provide service to customers in its market area.

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

    The following table shows the amount of non-performing assets and other real estate owned as of the dates indicated.

Non-performing loans        Sept 30    % of total    Dec. 31    % of total
(Dollars in Thousands)        1996       loans         1995        loans

Non-accrual loans             $682        0.39%       $1,132        0.66%
Loans past due 90 days          42        0.02%            3        0.00%
   or more
Restructured loans             116        0.07%           17        0.01%
Total Non-performing
   loans                      $840        0.48%       $1,152        0.67%

Other real estate owned        105        0.06%            5        0.00%
Total non-performing
   assets                     $945        0.54%       $1,157        0.67%


     Included above are $154,197 of impaired loans (.088%) in non-accrual status at September 30, 1996. In addition, there are impaired loans of $277,108 (.158%) which management has considered in the allowance for credit losses. The average balance of impaired loans during the first nine months of 1996 was $408,830. The impaired loans with an aggregate outstanding balance of $431,305 are based on fair value of the collateral of the loans as these loans are collateral dependent.

     Total nonperforming assets (loans and other real estate) decreased during the nine months ended September 30, 1996. As a percentage of total outstanding loans, the non-performing assets decreased .16% to .54% at September 30, 1996, from .67% at December 31, 1995.

     The aggregate amount of non-performing assets was approximately $945,000 and $1,157,000 at September 30, 1996, and December 31, 1995,
respectively. Non-performing assets are those which are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. If nonaccrual and renegotiated loans had been current or not troubled, $87,707 of interest income would have been recorded for the nine months ended September 30, 1996. Interest income actually collected and recorded was $157,474.

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

     An analysis  of  the  allowance for credit losses for the periods ended
September 30, 1996, and December 31, 1995 follows:

(Dollars in Thousands)
                                           Sept 30, 1996     Dec. 31, 1995
Allowance for credit losses at
  beginning of period                           $1,836            $1,859
Provision Charged to Operating Expense             170               100
Recoveries on Loans                                 96                67
Loans Charged off                                 (154)             (190)

Allowance for losses at end of period           $1,948            $1,836

NOTE 4 - EARNINGS PER SHARE

     Earnings per common share are based upon the weighted average number of common shares outstanding which includes the common stock equivalents applicable to shares issuable under the stock options granted. The weighted number of shares outstanding were 1,868,730 for the three months ended September 30, 1996, and 1,860,926 for the three months ended September 30, 1995.

                          SELECTED FINANCIAL DATA

     The  following  table  presents  consolidated  financial  data  of Mid-
Wisconsin Financial Services, Inc. and subsidiary. This information and the following discussion and analysis should be read in conjunction with other financial information presented elsewhere in this report.

                          SELECTED FINALCIAL DATA


                                                                    Quarters
 (Dollars in thousands, except per share amounts)                  1996                          1995

                                                    Third    Second    First       Fourth    Third    Second    First
FINANCIAL HIGHLIGHTS:
Earnings and Dividends:
Net interest revenue                                $2,684    $2,740    $2,677      $2,677    $2,619    $2,492   $2,394
Provision for credit losses                             50        60        60         (20)       30        30       60
Other operating revenue                                358       333       359         318       406       455      217
Other operating expense                              1,749     1,714     1,737       1,812     1,752     1,774    1,726
Net income                                             809       827       806         771       806       759      545
Per common share: (1)
   Net income                                         0.43      0.44      0.43        0.41      0.43      0.41     0.59
   Dividends declared                                 0.13      0.13      0.13          -       0.24      0.11     0.11
   Stockholders' equity                              13.50     13.15     12.99       12.79     12.28     12.06    11.42
Average common shares (000's)                        1,869     1,868     1,861       1,861     1,861     1,860    1,859
Dividend payout ratio                               29.87%    29.22%    29.97%                55.29%    29.28%   37.35%
Balance Sheet Summary:
At quarter end:
   Loans net of unearned income                   $175,052  $171,067  $167,088    $172,678  $169,459  $166,554 $164,336
   Assets                                          249,732   242,302   241,778     244,606   235,707   237,260  234,628
   Deposits                                        192,636   186,124   189,312     192,144   187,532   189,898  187,267
   Shareholders equity                              25,087    24,442    24,126      23,750    22,729    22,313   21,122
Average balances:
   Loans net of unearned income                    172,682   169,624   169,277     170,562   167,800   165,204  164,184
   Assets                                          246,663   242,561   241,591     238,778   237,912   234,873  234,884
   Deposits                                        197,447   188,347   189,713     189,650   189,549   187,440  187,678
   Shareholders equity                              24,658    24,183    23,970      23,101    22,477    21,536   20,529
Performance Ratios:
Return on average assets                             1.31%     1.36%     1.34%       1.29%     1.36%     1.29%    0.93%
Return on average common equity                     13.12%    13.68%    13.45%      13.35%    14.35%    14.09%   11.10%
Equity to assets                                     9.77%     9.80%     9.68%       9.67%    10.13%     9.67%    9.47%
Total risk-based capital                            15.28%    14.83%    14.52%      13.92%    13.58%    13.52%   13.09%
Net loan charge-offs as a percentage
   of average loans                                 -0.01%     0.02%     0.03%       0.07%     0.05%     0.02%    0.00%
Nonperforming assets as a percentage
   of loans and other real estate                    0.45%     0.51%     0.61%       0.67%     0.62%     0.56%    0.75%
Net interest margin                                  4.74%     4.89%     4.81%       4.66%     4.77%     4.60%    4.46%
Efficiency ratio                                    56.77%    55.06%    56.49%      59.73%    57.19%    59.45%   65.26%
Fee revenue as a percentage of
   average assets                                    0.11%     0.11%     0.11%       0.11%     0.11%     0.12%    0.11%
Stock Price Information:
High                                                $23.00    $22.63    $22.50      $21.00    $19.00    $18.00   $16.00
Low                                                  22.63     22.50     19.50       18.00     17.00     16.00    15.00
Market value at quarter end (2)                      23.00     22.63     21.50       19.50     18.50     17.00    15.50

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

     Deposits increased $491,521 during the nine month period ended September 30, 1996. Non-interest bearing deposits increased $72,759 and interest bearing deposits increased $418,762. The increase in interest bearing deposits occurred primarily in Now accounts and shorter term certificates of deposit.

     Loans increased $2,374,083 during the nine month period ended September 30, 1996. The company did not aggressively market new loans, due to the need for liquidity and high funding cost. Investments increased $2,120,761 during the nine month period ended September 30, 1996. The increase in investments was used primarily to satisfy pledging requirements for municipal deposits.


LIQUIDITY

     Mid-Wisconsin manages its liquidity to provide adequate funds to support borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. The primary sources of Mid-Wisconsin's liquidity are marketable assets maturing within one year. At September 30, 1996, the carrying value of debt securities maturing within one year amounted to $9,164,400 or 16.32% of the total debt securities portfolio. Mid-Wisconsin also holds $1,250,000 in marketable equity securities. Mid-Wisconsin attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin.


CAPITAL RESOURCES

     As of September 30, 1996, shareholders' equity increased $1,336,713 to $25,086,671 from $23,749,958 at December 31, 1995. This net increase is due to retention of current year earnings and adjustments for unrealized gains or losses. Net unrealized gains were $305,793 at December 31, 1995, and net unrealized losses were $93,610 at September 30, 1996.

     The primary capital to asset ratio was 9.77% as of September 30, 1996, compared to 9.41% at December 31, 1995. The company's risk-based capital ratio for Tier 1 (core) amounted to 14.15% and total risk-based capital amounted to 15.28%. This compares to Tier 1 (core) capital of 12.87% and total risk-based capital of 13.92% at December 31, 1995. The company expects to increase its total capital through retention of earnings.

RESULTS OF OPERATIONS

     The company's consolidated net income for the three months ended September 30, 1996, increased $2,641 or .328% to $808,903 from $806,262 for the three months ended September 30, 1995. Net interest income increased $65,311 during the three months ended September 30, 1996, over the three months ended September 30, 1995. Pricing of loans and deposits remains competitive in the market area.

     Return on average common stockholders' equity amounted to 13.12% for the three months ended September 30, 1996; compared to 14.35% for the three months ended September 30, 1995.

     Return on average assets for the three months ended September 30, 1996, amounted to 1.31%; compared to 1.36% for the three months ended September 30, 1995.

     Net earnings per share of $ .43 per share for the three months ended September 30, 1996, was consistent with the $ .43 for the three months ended September 30, 1995. Cash dividends paid were .13 per share in September 1996 and .11 per share in September 1995.


PROVISION FOR CREDIT  LOSSES

     Management determines the adequacy of the allowance for credit losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for credit losses was $50,000 for the three months ended September 30, 1996, and $30,000 for the three months ended September 30, 1995. The allowance for credit losses as a percentage of gross loans outstanding was $1,948,295 or 1.11% of total loans on
September 30, 1996, compared to  $1,835,951  or  1.06%  of  total  loans  on
December 31, 1995. Net charge-offs as a percentage of average loans outstanding were -.01% during the three months ended September 30, 1996 compared to .07% for the three months ended December 31, 1995.

     Non-performing loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for credit losses is assessed based on credit quality and other pertinent loan portfolio information. The reserve for credit losses provided strong nonperforming loan coverage, increasing to 248% at September 30, 1996 from 158% at December 31, 1995. The adequacy of the reserve and the provision for credit losses is consistent with the composition of the loan portfolio and recent credit quality history.


NET INTEREST INCOME

     Net interest income is the most significant component in earnings. For analysis purposes, interest earned on tax exempt assets is adjusted to a fully taxable equivalent basis.

     The net yield on interest earning assets shows the yield for the three months ended September 30, 1996, to be 4.74%; compared to 4.77% for the three months ended September 30, 1995. Decreases in the average rate on earning assets contributed to the decrease in net interest margin. Net interest margins are expected to remain stable during the remainder of 1996.

     The average rate on earning assets  decreased .09% and the average rate
on interest bearing liabilities decreased  .02%.   Interest spread decreased
 .07%.


NON-INTEREST INCOME

     Non-interest income other than net security transactions increased 16.28% to $423,684 during the three months ended September 30, 1996, from $357,515 during the three months ended September 30, 1995. Net security losses were $66,071 during the three months ended September 30, 1996; compared to net security gains of $48,868 during the three months ended September 30, 1995. Fee income on deposit accounts has decreased $1,107 to $154,681 during the three months ended September 30, 1996, from $155,788 during the three months ended September 30, 1995. Other fee income increased $52,975, trust service fees increased $8,232, insurance commissions increased $4,529, and other operating income increased $1,540.


NON-INTEREST EXPENSE

     Non-interest expenses decreased .18% to $1,749,033 for the three months ended September 30, 1996, from $1,752,202 for the three months ended September 30, 1995. There are no expenses included in other expenses that exceed 1% of total interest and other income for either 1996 or 1995. Mid-Wisconsin is expanding the use of technology throughout its banks in order to provide increased customer service and allow for more efficient consolidation of its operational areas. Mid-Wisconsin has placed emphasis on increased productivity and standardization of programs and procedures throughout all of its locations.


RETIREMENT PLANS

     The Company has recently decided to terminate the defined benefit pension plan effective December 31, 1996 and establish a new defined contribution pension plan on January 1, 1997.

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


                                MID-WISCONSIN FINANCIAL SERVICES, INC.



Date          November 7, 1996                  GENE C. KNOLL
                                                Gene C. Knoll, President
                                                (Principal Executive Officer)


Date          November 7, 1996                  LUCILLE BRANDNER
                                                Lucille Brandner, Controller
                                                (Principal Accounting Officer)

                         EXHIBIT INDEX
        PURSUANT TO SECTION 232.102(D), REGULATION S-T

EXHIBIT 27.  Financial Data Schedule