Form 10-K
period 1996-12-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 1997-03-26
CIK 785024

FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549
                               __________
      (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the fiscal year ended December 31, 1996

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from ............... to.................

                       Commission file number:  0-18542
                    MID-WISCONSIN FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)


                  WISCONSIN                         06-1169935
        (State or other jurisdiction             (IRS Employer
         of incorporation or organization)        Identification No.)

                             132 West State Street
                           Medford, Wisconsin 54451
             (Address of principal executive offices)  (Zip Code)
      Registrant's telephone number, including area code:  (715) 748-4364

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                          $.10 Par Value Common Stock
                               (Title of Class)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X        No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 1997 the aggregate market value of the common shares held by non-affiliates was approximately $39,344,088.

The number of common shares outstanding at March 15, 1997 was 1,867,218.

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated March 28, 1997 (to the extent specified herein): Part III

                                 FORM 10-K

                  MID-WISCONSIN FINANCIAL SERVICES, INC.

                             TABLE OF CONTENTS



PART I
	ITEM
  1.  Business........................................................... .3
  2.  Properties......................................................... .8
  3.  Legal Proceeding.....................................................9
  4.  Submission of matters to a vote of security holders..................9

PART II
  5.  Market for registrant's common equity and related
      stockholder matters.................................................10
	 6.  Selected Financial Data.............................................11
  7.  Management's discussion and analysis of financial
      condition and results of operations.................................12
  8.  Financial statements and supplementary data.........................28
  9.  Changes in and disagreements with accountants on
      accounting and financial disclosure.................................58

PART III
  10. Directors and executive officers of the registrant..................59
  11. Executive compensation..............................................59
  12. Security ownership of certain beneficial owners and management......59
  13. Certain relationships and related transactions......................59

PART IV
  14. Exhibits, financial statements schedules, and reports on Form 8-K...60

                             PART I

                             ITEM 1.  BUSINESS


GENERAL

     Mid-Wisconsin Financial Services, Inc. ("Mid-Wisconsin") is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Mid-Wisconsin's subsidiary operates under the name "Mid-Wisconsin Bank" (the "Bank") and has its principal office in Medford, Wisconsin. Except as may otherwise be noted, this annual report on Form 10-K describes the business of Mid-Wisconsin and the Bank as in effect on December 31, 1996.


ACQUISITIONS

     Mid-Wisconsin has a policy of continuously exploring opportunities for the acquisition of additional bank subsidiaries so that, at any given time, it may be engaged in some tentative preliminary discussions for such purpose with officers, directors or principal shareholders of other holding companies or banks. There are no plans, understandings, or arrangements, written or oral, regarding other acquisitions as of the date hereof.


BUSINESS OF THE BANK

     The day-to-day management of the Bank rests with its officers and board of directors. The Bank is engaged in general commercial and retail banking services, including trust services. The Bank serves individuals, businesses and governmental units and offers all forms of commercial and consumer lending, including lines of credit, term loans, real estate financing and mortgage lending. In addition, the Bank provides a full range of personal banking services, including checking accounts, savings and time accounts, installment and other personal loans, as well as mortgage loans. New services are frequently added to the Bank's retail banking departments. The Bank and each of its branches, other than the Ogema and Fairchild branches, have drive-in banking facilities.

     Investment and brokerage services are offered to the Bank's customers through its Investment Sales Centers.

     Mid-Wisconsin furnishes management services to the Bank to supplement its internal management and expand the banking services offered. Services provided include advice and counsel concerning areas of banking policy, employee benefit programs, and personnel development services.

     Trust services are marketed to customers of the Bank through its Trust Department located in the Medford office.

THE BANK

     The Bank was incorporated on September 1, 1890, as a state bank under the laws of Wisconsin. The Bank's principal office is located at 132 West State Street, Medford, Wisconsin, 54451. The Bank's principal office and branches in Medford, Ogema and Rib Lake, Wisconsin, provide various commercial and consumer banking services for customers located principally in Taylor County and portions of Price, Lincoln, Clark and Marathon Counties, Wisconsin, within a range of 15 to 45 miles from its principal office.

     The Bank's  principal  branch  offices  are located at 101 South First
Street, Colby, Wisconsin, 54421 and at 500 West Street, Neillsville, Wisconsin 54456. These branches provide commercial and consumer banking services for customers located principally in the communities of Colby, Abbotsford and Unity, all of the townships of Hull and Brighton, portions of the townships of Holton, Johnson, Frankfort, Green Grove, Beaver, Eau Pleine, Mayville and Hoard and the Neillsville market area.

     The Bank has received approval from its regulators to open a branch office in Phillips, Wisconsin. Plans are underway to construct a full service facility with a scheduled opening date of July 1, 1997. This branch will provide commercial and consumer banking services for customers located principally in Price County.

     As of December 31, 1996, the Bank had total assets of $251,282,084; deposits of $206,645,213; and shareholders' equity of $21,363,648. Loans outstanding as of December 31, 1996 were $174,841,989. No material portion of the Bank's loans are concentrated within a single industry or customer.


BANK MARKET AREA AND COMPETITION

     The Bank has active competition for the services it offers in the market area in which it presently operates. It competes in its market area for commercial and individual deposits and loans with twenty-three other commercial banks and five savings and loan associations, as well as with national non-bank financial institutions. Such competition encompasses efforts to obtain new deposits, efforts to attract assets for trust management, types of services offered, loan rates, and interest rates paid on time deposits, as well as other aspects of banking. The Bank maintains correspondent banking relationships with larger financial institutions located in Madison, Milwaukee, and Eau Claire, Wisconsin; Minneapolis, Minnesota; and Chicago, Illinois. In addition, the Bank encounters substantial competition from other financial institutions engaged in the business of making loans or accepting savings deposits, such as savings and loan associations, small loan companies, credit unions, certain governmental agencies, and insurance companies.

     The Bank is the second largest bank and financial institution within its geographic market area.

EMPLOYEES

     All officers of Mid-Wisconsin except the Chairman and the Vice-President are full-time employees of the Bank. As of December 31, 1996, the total employees of Mid-Wisconsin and its subsidiaries was approximately 105 on a full-time basis and 19 on a part-time basis. Officers and certain supervisors are salaried, and all other full and part-time employees are paid on an hourly basis. Employee relations are considered to be good and none of the employees are covered by a collective bargaining agreement.


EXECUTIVE OFFICERS

     The executive officers of the Mid-Wisconsin as of March 1, 1997, their ages, offices and principal occupation during the last five years are set forth below.

     James R. Peterson, 60
     Chairman of the Board of the Company (since 1993) and Vice President, James Peterson Sons, Inc.

     James F. Melvin, 47
     Vice Chairman of the Board of the Company and President of the Melvin Companies.

     Ronald D. Isaacson, 60
     Vice President of the Company (since October 1996) previously Chairman of the Board (1991 to 1993) and President and CEO (1993 to 1996) of the Company; also Chairman of the Board of the Bank.

     Gene C. Knoll, 43
     President of the Company (since October 1996) and President, Chief Executive Officer and a director of the Bank; previously, Vice President of the Company (1994 to 1996), President and CEO of Mid-Wisconsin Bank of Colby(1988 to 1994).

     Ruth M. Zuleger, 58
     Secretary and Treasurer of the Company; also Senior Vice President and Cashier of the Bank.

     Lucille T. Brandner, 58
     Controller of the Company;  also Senior Vice President of the Bank.

     All executive officers are elected annually by the board of directors at its annual meeting and hold office until the next annual meeting of the board of directors, or until their respective successors are elected and qualified.

REGULATION AND SUPERVISION

     Mid-Wisconsin and the Bank are subject to regulation under both federal and state law. The information given below consists of summaries of certain, but not all statutory provisions which regulate Mid-Wisconsin's business. These summaries are qualified in their entirety by reference to the statutory provisions.

     Mid-Wisconsin is directly regulated by the Board of Governors of the Federal Reserve System (the "Board") pursuant to the BHCA and must file reports on a periodic basis. Among other limitations imposed by the BHCA, Mid-Wisconsin must obtain prior approval from the Board before acquiring direct or indirect ownership or control of more than 5% of any bank or bank holding company. The BHCA also regulates the entry by Mid-Wisconsin into a business other than banking.

     The deposits of the Bank are insured under the provisions of the Federal Deposit Insurance Act, and the Bank is, therefore, subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC"). As a Wisconsin chartered bank, the Bank and Mid-Wisconsin are also subject to periodic examination and the regulations of the Wisconsin Commissioner of Banking.

     State and federal banking authorities regulate the Bank's capital adequacy, loans and loan policies (including the extension of credit to affiliates), payment of dividends, establishment of branch offices, mergers and other acquisitions, management personnel, interlocking directors and other aspects of the operation of the Bank. The Bank is subject to civil fines, penalties or imposition of regulatory control for noncompliance with applicable banking regulations and policies. Other financial institutions with which the Bank competes, such as national banking associations, savings and loan associations or credit unions, are subject to regulations which are generally similar, but may be more or less restrictive in certain areas or permit activities or practices unavailable to the Bank.

     Banking laws and regulations have undergone periodic revisions which often have a direct effect on the Bank's operations and its competitive environment. Certain provisions of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, for example, included a provision setting the Bank's FDIC deposit insurance premiums at a level which reflects certain risk factors, included immediate authority to acquire healthy capital-impaired thrift institutions and eliminated cross-marketing restrictions on bank holding companies which own thrift institutions. Some of the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, for example, contained substantial changes to the regulatory framework previously in effect and imposed new standards on many areas of bank operations, including additional deposit insurance premiums to recapitalize the bank insurance fund. These increased premiums had a significant effect on the Bank's earnings until these premiums returned to levels closer to historical levels in 1995.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") significantly expanded interstate banking opportunities in Wisconsin. Under a Wisconsin law enacted in 1995 in response to the Riegle-Neal Act, subject to certain exceptions for banks which have not been in existence and in continuous operations for at least five years, bank holding companies may acquire control of an existing or DE NOVO bank in Wisconsin upon application and approval by the Division of Banking Wisconsin Department of Financial Institutions. Under the Riegle-Neal Act, banks will also be permitted to operate interstate branches beginning June 1, 1997. The effect of the new Wisconsin banking provisions will be to increase the level of banking competition for the Bank by broadening the impact of interstate banking within Wisconsin.

     The activities and operations of Mid-Wisconsin and the Bank are subject to a number of other federal and state laws and regulations, including, among others, state usury and consumer credit laws, the Truth-In-Lending Act and Regulation Z, Truth in Savings Act and Regulation DD, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and the antitrust laws.


MONETARY POLICY

     The earnings and growth of the Bank, and therefore Mid-Wisconsin, are affected by the monetary and fiscal policies of the federal government and governmental agencies. The Board has broad power to expand and contract the supply of money and credit and to regulate the rates which its member banks can pay on time and savings deposits. These broad powers are used to influence inflation and the growth of the economy and directly affect the growth of bank loans, investments and deposits, and may also affect the interest rates charged by banks on loans paid by banks in respect of deposits. Governmental and Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. Management of Mid-Wisconsin is not able to anticipate the future impact of such policies and practices on the growth or profitability of Mid-Wisconsin.


CHANGES IN FEDERAL REGULATORY SCHEME

     From time to time various formal or informal proposals, including new legislation, relating to, among other things, additional changes with respect to deposit insurance, permitted bank activities and restructuring of the federal regulatory scheme have been made and may be made in the future. Recent proposals or regulations concern expanded securities activities for banks and accelerated approval procedures for acquisitions by bank holding companies. Depending on the scope and timing of future regulatory changes, it is possible that there may be a significant impact in the future on the competitive circumstances which will affect Mid-Wisconsin. At this time, Mid-Wisconsin is unable to predict whether any such changes will be adopted or the effect of any such changes on its future business or operations.

                           ITEM 2.   PROPERTIES


MID-WISCONSIN

     Mid-Wisconsin's operations are carried out at the Bank's main office facility at 132 West State Street, Medford, Wisconsin. Mid-Wisconsin does not maintain any separate offices.

     All of the offices and facilities of Mid-Wisconsin and the Bank are adequate and suitable for their purposes.


MID-WISCONSIN BANK

     The Bank's main office is located at the property owned by it at 132 West State Street, Medford, Wisconsin, 54451, in the main business district of the city. The building is a two-story glass and brick structure which was originally constructed in 1968. A major addition was completed in 1977, which increased the building to its current size of approximately 15,000 square feet of usable floor space. Additional lobby renovation was completed in 1984.

     In addition to the main offices, the Bank also owns the following real estate and buildings occupied by its other branch facilities

     The Plaza branch office consists of a 10,500 square foot building located on a 56,750 square foot parcel of property off Hwy. 13 in Medford. The facilities were renovated in 1992 and 1993. Approximately 950 square feet of the building is being leased to another tenant.

     The Ogema branch facility consists of approximately 1,232 square feet of usable floor space.

     The Rib Lake branch office was constructed in 1971 and remodeled in 1983. It currently consists of approximately 2,100 square feet of usable floor space and has a single attached drive-in lane.

     The Colby branch office is located at 101 South First Street in Colby, Wisconsin. The building at this site was renovated in 1990 and has three attached drive-in lanes.

     The Abbotsford branch facility was opened in early 1987 and consists of approximately 2,970 square feet of usable floor space and two attached drive-in lanes.

     The Unity branch building was originally constructed in 1982 and consists of approximately 1,978 square feet of usable floor space and a single lane drive-in.

     The Neillsville branch office is located on property at 500 West Street, Neillsville, Wisconsin. The bank building, a two-story brick and glass structure of 7,560 square feet, was constructed in 1975 and was renovated in 1990 and 1991. It has three attached drive-in lanes.

     The  Fairchild  branch   office,  constructed  in  1968,  consists  of
approximately 1,040 square feet and was renovated in 1990.

     The Phillips branch office  is  expected  to  be  completed by July 1,
1997.   It  will initially consist of approximately 3,000  square  feet  of office space and an attached drive-through facility.

                        ITEM 3.   LEGAL PROCEEDINGS

     Mid-Wisconsin is not a party to any pending legal proceedings before any court, administrative agency or other tribunal. Further, Mid-Wisconsin is not aware of any litigation which is threatened against it in any court, administrative agency or other tribunal.

     The Bank is engaged in legal actions and proceedings, both as plaintiffs and defendants, from time to time in the ordinary course of its business. In some instances, such actions and proceedings involve substantial claims for compensatory or punitive damages or involve claims for an unspecified amount of damages. There are, however, presently no proceedings pending or contemplated which, in the opinion of Mid-Wisconsin's management, would have a material adverse effect on the operations, liquidity or consolidated financial condition of the Bank or Mid-Wisconsin.



       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of 1996.

                                  PART II

              ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
                      AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     There is no active established public trading market in Mid-Wisconsin common stock, although two regional broker-dealers act as a market makers for Mid-Wisconsin common stock and bid and ask quotations are published periodically in THE MILWAUKEE JOURNAL SENTINEL. Transactions in Mid-Wisconsin common stock are limited and sporadic.

HOLDERS

     As of March 15, 1997, there were approximately 750 holders of record of Mid-Wisconsin's $.10 per share par value common stock.

DIVIDEND POLICY

     Mid-Wisconsin's Bylaws provide that, subject to the provisions of applicable law, the board of directors may declare dividends from unreserved and unrestricted earned surplus, at such times and in such amounts as the board shall deem advisable.

     Mid-Wisconsin's ability to pay dividends depends upon its receipt of dividends from the Bank. The Bank's ability to pay dividends, in turn, is regulated by banking laws and regulations. The declaration of dividends by Mid-Wisconsin is discretionary and will depend upon operating results and financial condition, regulatory limitations, tax considerations and other factors. Mid-Wisconsin has paid regular dividends since its inception in 1986.

MARKET PRICES AND DIVIDENDS

     Price ranges of over-the-counter quotations and dividends declared per share on Mid-Wisconsin common stock for the periods indicated are:

                                         Market Prices and Dividends

                              1996                                   1995
                          Prices:                                Prices:
Quarter            High         Low     Dividends(1)       High          Low     Dividends(2)
1st               $21.50       $21.00            .13      $16.00       $15.00             .11
2nd                22.63        21.50            .13       18.00        16.00             .12
3rd                23.00        22.63            .13       19.00        17.00             .24
4th                24.00        23.00            .28       21.00        18.00             .00

(1) The $.28 per share dividend declared in the fourth quarter of 1996 includes a special dividend of $.15 per share.
(2) No dividends were declared in the fourth quarter of 1995. The Company has changed its policy and will hereafter declare the 1st quarter dividend in the 1st quarter. The $.24 per share dividend declared in the third quarter includes a special dividend of $.12 per share.

      Quotations represent bid and ask prices from market makers in the common stock and are published periodically in THE MILWAUKEE JOURNAL SENTINEL. Market makers in the company's common stock are Robert W. Baird & Co., Incorporated and Everen Clearing Corp. The quotations reflect prices, without retail mark-up,
mark-down   or   commissions,   and   may   not  necessarily  represent  actual
transactions.  There is no active established public trading market.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                                 Years Ended December 31

                                             1996          1995          1994          1993          1992
FINANCIAL HIGHLIGHTS:                              (Dollars in thousands, except per share amounts)
Earnings and Dividends:
Net interest revenue                       $10,757       $10,182        $9,865        $9,557        $9,700
Provision for credit los                       400           100           303           326           370
Other operating revenue                      1,873         1,397         1,739         1,543         1,435
Other operating expense                      8,954         8,598         8,623         8,483         8,477
Net income                                   3,276         2,881         2,678         2,291         2,288
Per common share: (1)
   Net income                                 1.76          1.55          1.44          1.24          1.25
   Dividends declared                         0.67          0.47          0.41          0.46          0.33
   Stockholders'equity                       13.79         12.79         10.91         10.52          9.75
Average common shares (000's)                1,865         1,861         1,857         1,848         1,835
Dividend payout ratio                        38.07%        30.32%        28.47%        37.10%        26.40%
Shareholders of record at year end             750           710           720           710           700
Balance Sheet Summary:
At year end:
Loans net of unearned income              $174,842      $171,364      $165,422      $160,657      $138,596
   Assets                                  251,501       244,606       237,739       229,548       222,176
   Deposits                                202,412       192,144       186,151       190,172       187,796
   Shareholders equity                      25,725        23,750        20,180        19,382        17,907
Average balances:
   Loans net of unearned income            171,380       166,958       159,265       146,717       136,412
   Assets                                  244,772       236,659       234,186       224,146       222,591
   Deposits                                192,220       188,586       190,697       190,579       191,121
   Shareholders equity                      24,544        21,920        20,086        18,566        16,984
Performance Ratios:
Return on average assets                      1.34%         1.22%         1.14%         1.02%         1.03%
Return on average common equity              13.35%        13.14%        13.33%        12.34%        13.47%
Equity to assets                              9.97%         9.41%         8.14%         8.05%         7.61%
Total risk-based capital                     15.66%        13.92%        12.38%        11.88%        12.25%
Net loan charge-offs as a percentage
    of average loans                          0.12%         0.07%         0.13%         0.10%         0.24%
Nonperforming assets as a percentage
    of loans and other real estate            0.58%         0.67%         0.96%         0.59%         0.86%
Net interest margin                           4.78%         4.67%         4.61%         4.77%         4.85%
Efficiency   ratio                           56.12%        60.26%        61.21%        65.23%        64.02%
Fee revenue as a percentage of
    average assets                            0.43%         0.44%         0.53%         0.51%         0.43%
Stock Price Information:
High                                        $24.00        $21.00        $17.50        $14.50        $11.00
Low                                          21.00         15.00         14.50         11.00          8.50
Market value at year end (2)                 24.00         19.50         16.00         14.00         10.88

(1) All per share amounts (income and dividends) have been restated to reflect the stock splits in the form of a 100 percent stock dividend issued May 8, 1995 and December 15, 1992.
(2) Market value at year end represents  the  average  of   bid  and asked
prices.

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis reviews significant factors with respect to Mid-Wisconsin's financial condition and results of operation at and for the three-year period ended December 31, 1996. This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report. All earnings and dividends per share have been restated to reflect the stock splits in May 1995 and December 1992.

     Mid-Wisconsin is not aware of any current recommendations by any regulatory authority which, if they were implemented, would have a material effect on liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

     Mid-Wisconsin's consolidated net income for 1996 increased 13.73% to $3,276,441 from $2,880,861 in 1995. This compares with an increase of 7.57% for 1995 over 1994 income of $2,678,121. Factors contributing to the 1996 earnings increase include improved net interest income, increases in fiduciary and other fee income, and income recognized as a result of the curtailment of the company's defined benefit pension plan. Mid-Wisconsin continued to provide funds for loans in its market area. Mid-Wisconsin promotes a sales culture, along with quality service, in order to attract new customers and build stronger relationships with existing customers.

     Operations consolidation and standardization continued throughout 1996, eliminating duplication of procedures in all areas of the company. Mid-Wisconsin installed local and wide area networks in 1994, to enable all offices to communicate and share information. This has enhanced customer service by providing accurate and timely information as well as increase productivity. Optical storage and image technology, which will be installed in the future, will enable Mid-Wisconsin to provide information throughout the networks, eliminating the need of printed information. The bank's Voice Response Unit provides the customer with twenty-four hour, seven days a week access to their account information. An 800 telephone number has been provided for customers living outside the local phone area. Corporate Cash Management on-line services were installed in February 1996.

     Return on average common stockholders' equity amounted to 13.35% in 1996, 13.14% in 1995, and 13.33% in 1994.

     Return on average assets for 1996 amounted to 1.34%, compared to 1.22% for 1995 and 1.14% for 1994.

     Net income per share amounted to $1.76 in 1996, compared to $1.55 in 1995 and $1.44 in 1994. Cash dividends declared in 1996 were $ .67, compared to $ .47 per share in 1995 and $ .41 in 1994. The per share ratio of dividends to shareholders to net income was 38.07% in 1996, compared to 30.32% in 1995 and 28.47% in 1994.

NET INTEREST INCOME

     The following table shows how net interest income is impacted by the change in volume and interest rates. 1996 and 1995 data shows a favorable spread due to both increased volume and rate changes. Growth in net interest income will continue to be moderate and interest margins will need to be managed carefully during 1997.

                                                  Interest Income & Expense Volume & Rate Change
                                                                     (in thousands of dollars)

                                             1996 compared to 1995                  1995 compared to 1994
                                              increase (decrease)                    increase (decrease)
                                                  due to (1)                             due to (1)
                                       Volume        Rate         Net         Volume        Rate           Net
Interest earned on:
Loans (2)                               $420         $206         $626         $680         $1,417         $2,097
   Taxable investment securities         124          (14)         110            0              0              0
   Non-taxable invest(2)                  33          (41)          (8)         (81)           (22)          (103)
   Other interest income                  33           (3)          30         (241)           151            (90)
  Total                                  611          147          758          358          1,546          1,904

Interest paid on:
   Savings deposits                     $169          $61         $230        $(129)          $333           $204
   Time deposits                        (206          150          (56)         243            864          1,107
   Short Term Borrowing                  267         (281)         (14)          99            202            301
   Long Term Borrowing                     2            9           11          (15)             1            (14)
  Total                                  233          (62)         171          198          1,400          1,598

Net Interest earnings                   $378         $209         $587         $160           $146           $306

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) The amount of interest income on non-taxable loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

     The following table demonstrates how the changing interest rate environment affected the net yield on earning assets (on a fully tax equivalent basis) for the three-year period ending December 31, 1996.

                                                Year Ended              Year Ended              Year Ended
                                             December 31, 1996       December 31, 1995       December 31, 1994
                                             Yield      Change       Yield      Change       Yield      Change
Yield on earning assets                      8.79%       0.05%       8.74%       0.73%       8.01%       -0.32%
Effective rate on all liabilities as a
% of earning assets                          4.01%      -0.06%       4.07%       0.67%       3.40%       -0.16%

Net yield on earning assets                  4.78%       0.11%       4.67%       0.06%       4.61%       -0.16%

     The 1996 figures as a percent of average earning assets reflect an increase in interest income and a decrease in interest expense. The increases are due to the continued high short term interest rates on loans
and strategic pricing of deposits during 1996.   Mid-Wisconsin will focus
on increasing net interest income in 1997 through continued control of interest expense, maintaining the level of interest rates on loans, and managing the rates on the investment portfolio.

     Average earning assets increased 3.28% to $229,218 in 1996 from $221,933 in 1995. Included in this increase was a 2.65% increase in average loans and leases to $171,380 in 1996, up from $166,958 in 1995, a 3.90% increase in average taxable investments to $50,672 in 1996, up from $48,772 in 1995, and a 6.02% increase in average tax exempt investments to $5,744 in 1996, up from $5,418 in 1995.

     The following table sets forth average consolidated balance sheet data and average rate data on a tax equivalent basis for the periods indicated.

                                 MID-WISCONSIN FINANCIAL SERVICES
                                Average Consolidated Balance Sheet


                                        Average         1996       Yield         Average         1995       Yield        Average
(Dollars in thousands)                  Balance        Interest     Rate         Balance       Interest      Rate        Balance
Assets
 Interest earning assets:
  Loans                             $171,380    $16,359    9.55%    $166,958   $15,733    9.42%    $159,265    $13,636    8.56%
  Taxable Investment                  50,672      3,303    6.52%      48,772     3,193    6.55%      49,242      3,193    6.48%
  Non-taxable investments              5,744        413    7.19%       5,418       421    7.77%       6,448        524    8.13%
  Other Interest Income                1,422         75    5.27%         785        45    5.73%       3,501        135    3.86%
 Total                              $229,218     20,150    8.79%    $221,933    19,392    8.74%    $218,456     17,488    8.01%


 Non-interest earning assets:
  Cash & cash equivalents              9,625                           8,880                          9,908
  Premises & Equip-Net                 3,994                           4,208                          4,443
  Other assets                         3,839                           3,556                          3,221
  Allow.for credit losses             (1,904)                         (1,918)                        (1,842)
 Total                              $244,772                        $236,659                       $234,186

Liabilities & Stockholders' Equity:
 Interest bearing liabilities:
  Interest bearing demand            $18,768       $410    2.18%     $20,642      $523    2.53%     $23,635       $549    2.32%
  Savings deposits                    49,550      1,666    3.36%      42,069     1,323    3.14%      45,412      1,093    2.41%
  Time deposits                      102,398      5,899    5.76%     105,768     5,955    5.63%     100,900      4,848    4.80%
  Short-term borrowings               19,928      1,000    5.02%      18,244     1,014    5.56%      16,173        713    4.41%
  Long-term borrowings                 4,243        223    5.26%       4,194       212    5.05%       4,497        226    5.03%
 Total                              $194,887     $9,198    4.72%    $190,917    $9,027    4.73%    $190,617     $7,429    3.90%

 Non-interest bearing liabilities
  Demand deposits                     21,504                          20,107                         20,750
  Other liabiliti                      3,837                           3,715                          3,733
  Stockholders' equity                24,544                          21,920                         20,086
 Total                              $244,772                        $236,659                       $234,186

Net interest income                             $10,952                        $10,365                         $10,059
Rate Spread                                                4.07%                          4.01%                           4.11%
Net yield on interest
 earning assets                                            4.78%                          4.67%                           4.61%

Equity to Asset Rati                  10.03%                            9.26%                          8.58%

(1) For the purposes of these computations, non-accruing loans are include in the daily average loan amounts outstanding.
(2) The amount of interest income on non-taxable investment securities and loans has been adjusted to its fully taxable equivalent using a 34% tax rate.
(3) Loan fees are included in total interest income as follows: 1996- $389,714; 1995-$396,999; 1994-$356,507.

     The  preceding table shows a 1996 increase of .11%  on  net  yield  on
interest earning  assets.   The  average rate on loans and leases increased
 .13% in 1996 to 9.55%, up from 9.42%  in  1995.   Time deposits   decreased
with funds shifting into the more liquid Money Market deposit accounts which Mid-Wisconsin offered throughout 1996 in an effort to retain deposits
to support  loan  demand.    Total deposits at December 31, 1996  showed an
increase of  $10,267,701, increasing  to  $202,412,107 from $192,144,406 at
December  31,  1995.   Average deposits for 1996  increased  $3,633,036  to
$192,219,892 from $188,586,856 in 1995. Average short term borrowing increased $1,684,013, increasing from $18,244,296 in 1995 to $19,928,309 in 1996.  The average rate on all interest  bearing  liabilities  decreased
 .01% to 4.72 in 1996 from 4.73% in 1995.

     Loan growth is expected to moderate during 1997 due to the anticipated sale of additional real estate loans in the secondary market. This will provide increased loan servicing income and offset any potential decline in net interest margin resulting from increased pressure from customers for lower rates on loans. It will also provide liquidity and decrease the need to borrow Fed Funds or pay premium rates in order to attract new deposits.

     Income of $250,086 on municipal loans is included in interest and fees on loans in 1996; $246,574 in 1995; and $316,955 in 1994.

     Income on taxable securities in 1996 includes no interest on taxable municipal securities, compared to $29,575 in 1995 and $37,865 in 1994.

     The following table sets forth the mix of average interest-earning assets and average interest-bearing liabilities.

                                 1996           1995           1994
Loans                           74.77%         75.23%         72.91%
Taxable investments             22.11%         21.98%         22.54%
Non-taxable                      2.50%          2.44%          2.95%
Other                            0.62%          0.35%          1.60%
                               100.00%        100.00%        100.00%

Interest bearing demand          9.63%         10.81%         12.40%
Savings deposits                25.42%         22.04%         23.82%
Time deposits                   52.54%         55.40%         52.93%
Short Term Borrowing            10.23%          9.55%          8.49%
Long Term Borrowing              2.18%          2.20%          2.36%
                               100.00%        100.00%        100.00%

     Interest bearing assets show an increase in loans for the years 1996 through 1994. This reflects management's philosophy of investing funds for local growth. Included in loans and leases are municipal loans of $4,483,090 at December 31, 1996; $4,300,549 at December 31, 1995; and
$5,225,521 at December 31, 1994.

NON-INTEREST INCOME

     The following table shows the major components of non-interest income.

(Dollars in Thousands)                  1996         1995         1994
Service Fees                            $594         $616         $650
Insurance Commissions                     69           67          268
Trust Service Fees                       383          348          324
Net Securities Transactions             (160)         (82)         (27)
Income from Curtailment of Defined
  Benefit Pension Plan                   368
Other Operating Income                   619          448          524
   Total                              $1,873       $1,397       $1,739


     Fiduciary fees increased to $382,524 in 1996, compared to $347,815 in 1995 and $324,639 in 1994. This increase reflects the continual growth of assets managed by Mid-Wisconsin's Trust Department. The market value of assets under management increased to $84,821,244 at December 31, 1996, from $75,220,716 at December 31, 1995, and $61,751,021 at December 31, 1994.

     Service fee income on deposit accounts decreased $21,771 in 1996, to $594,331 reflecting the competitive attitude of Mid-Wisconsin's market area. Service fee income on deposit accounts decreased $34,024 in 1995 to $616,102 from $650,126 in 1994.

     Insurance commissions increased 3.07% in 1996 from 1995 and decreased 75% in 1995 from 1994. The decrease in 1995 from 1994 was primarily due to the sale of Mid-Wisconsin's property and casualty business which occurred in 1995 and 1994.

NON-INTEREST EXPENSE

     The following table shows the major components of non-interest expense.


(Dollars in Thousands)               1996           1995           1994
Salaries                            $3,001         $2,890         $2,837
Pensions and other employee
   benefits                          1,080          1,095          1,063
Occupancy expenses (net)             1,297          1,327          1,311
FDIC Expense                             2            219            429
Other operating expense              1,794          1,533          1,549
   Total                            $7,174         $7,064         $7,189


     Salaries increased $111,028 or 3.84% during 1996 over 1995. Included in 1996 salary expense is $150,000 in funds provided for payout of employment contracts to executives. Also included is $52,122 in severance pay related to operations consolidation. Pensions and other benefits decreased reflecting the decrease in the number of employees with the consolidations that have been made in both operations and lending functions.

     Occupancy expense decreased in 1996 after increasing slightly in 1995. FDIC expense decreased 99.09% in 1996 from 1995, reflecting the reduction in expense for well capitalized banks from the Federal Deposit Insurance Corp. FDIC expense will increase in 1997. Other operating expense increased in 1996 due to an increase in educational, marketing, and charitable contribution expense.

     Effective  January  1,  1994,  the  Company  adopted    SFAS  No.  112
"Employers' Accounting for Post Employment Benefits." The adoption had no effect on the financial statements.

PROVISION FOR CREDIT LOSSES

     Management determines the adequacy of the allowance for credit losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan
portfolio.   It  is  the  Company's  policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off
against the  allowance.   The  provision  for credit losses was $400,000 in
1996; compared to $100,000 in 1995 and $303,000 in 1994. The allowance for credit losses as a percentage of gross loans outstanding was 1.16% at December 31, 1996; 1.06% at December 31, 1995; and 1.12% at December 31, 1994. The increased provision in 1996 is intended to provide adequate reserves for potential losses due to the depressed agricultural economy. Charge-offs as a percentage of average loans outstanding were .12% in 1996;
 .07% in 1995; and .13% in 1994. Charge-offs have not been concentrated in any industry or business segment as reflected in the schedule below.

     Management feels the allowance for credit losses is adequate as of December 31, 1996.

     The  allowance  for  credit  losses  shown  in   the  following  table
represents a general allowance available to absorb future losses within the entire portfolio.

(Dollars in Thousands)        Years Ended December 31
                                                1996       1995       1994       1993       1992
Allowance for credit losses at beginning
  of period                                    $1,836     $1,859     $1,770     $1,590     $1,541
Loans Charged off:
  Commercial, financial and                       190        123        199        120        186
    agricultural
  Real Estate                                      17         32         16         84         53
  Installment and other consumer loans
   to individuals                                 105         35         70         65        154

  Total charge offs                               312        190        285        269        393

Recoveries on loans previously charged
  off:
    Commercial, financial and
      agricultural                                 80         36         41         66         27
    Real estate                                     2          1          1         21          7
    Installment and other consumer
      loans to individuals                         25         30         29         36         38

  Total recoveries                                107         67         71        123         72

Net loans charged-off                             205        123        214        146        321


Additions charged to operations                   400        100        303        326        370


Allowance for credit losses at end of
  period                                       $2,031     $1,836     $1,859     $1,770     $1,590

Ratio of allowance for credit losses
  to total loans at end of period                1.16%      1.07%      1.12%      1.10%      1.15%

Ratio of net charge-offs during the
 period to average loans outstanding             0.12%      0.07%      0.13%      0.10%      0.24%


     The adequacy of the reserve for credit losses is assessed based upon credit quality and other pertinent loan portfolio information. The reserve for credit losses provided strong non-performing loan coverage, increasing to 168% at December 31, 1996. This compares to non-performing loan coverage of 159% at December 31, 1995, and 117% at December 31, 1994.

     The following table presents an allocation of the year-end allowance for credit losses for each of the past five years based on management's estimates of loss exposure by category of loans. Commercial loans secured by real estate are included in this table under the category of real estate and the allowance for credit losses is allocated sufficiently to cover any expectations of loss.

                                        1996              1995               1994              1993               1992
                                           as a %             as a %             as a %            as a %             as a %
                                           of Total           of Total           of Total          of Total           of Total
(Dollars in Thousands)             Amount  Loans      Amount  Loans      Amount  Loans     Amount  Loans      Amount  Loans
Commercial, financial, and
  agricultural                      $814    32.03%     $644    33.54%     $619    30.91%    $588    32.24%     $525    32.43%

Real Estate                          850    60.92%      958    59.53%      959    62.24%     852    58.53%      652    55.89%

Installment and other consumer
  loans to individuals               162     6.57%      181     6.80%      178     6.85%     218     9.23%      201    11.68%

Impaired Loans                       132     0.48%       51     0.13%

Unallocated                           73     n/a          2     n/a        103     n/a       112     n/a        212     n/a

Total                             $2,031   100.00%   $1,836   100.00%   $1,859   100.00%  $1,770   100.00%   $1,590   100.00%

     Although real estate loans represent 60.92% of total loans, the allocated allowance for real estate loans totals 41.85% of the total allowance since there is a lesser degree of credit risk in real estate mortgages.

INCOME TAXES

     Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," became effective January 1, 1994. SFAS No. 109 requires deferred income taxes be provided at enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. Mid-Wisconsin changed its method of accounting for income taxes from the deferred method to the liability method as permitted by SFAS No. 109. As permitted under SFAS 109, prior years' financial statements were not restated. The effect of the change was immaterial. The effective tax rate increased from 34.7% in 1995 to 35.2% in 1996.

LIQUIDITY AND INTEREST SENSITIVITY

     Mid-Wisconsin's Asset Liability Management process provides a unified approach to management of liquidity, capital and interest rate risk, and to providing adequate funds to support the borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. The primary sources of Mid-Wisconsin's liquidity are marketable assets maturing within one year. At December 31, 1996, the carrying value of debt securities maturing within one year amounted to $8,167,273; or 14.29% of the total investment securities portfolio. At December 31, 1995, the carrying value of debt securities maturing within one year amounted to $14,262,449 or 25.80% of the total investment securities portfolio. Mid-Wisconsin attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin. Management believes liquidity is adequate.

     The   following   tables  show  the  approximate   consolidated   rate
sensitivity gap position as of December 31, 1996 and December 31, 1995.

                                  INTEREST RATE RISK EXPOSURE
                                        December 31, 1996

Liquidity
                                           90 day      180 day      1 Yr       2-5 Yrs     Over 5       Total
Loans                                      $39,113     $19,543     $36,633     $70,729     $8,944     $174,962
Securities                                   5,822       4,783       6,748      31,217      8,595       57,165
Fed Funds & Other                               10                                                          10
                                           $44,945     $24,326     $43,381    $101,946    $17,539     $232,137

Cumulative Rate Sensitive Assets           $44,945     $69,271    $112,652    $214,598   $232,137

<100 CDs & Other Time Dep                   17,659      15,066      22,623      31,638                  86,986
Money Market Plus Accounts                  17,418                                                      17,418
Money Market  Savings Accounts               5,262                              15,785                  21,047
Regular Savings                              4,670                              14,011                  18,681
Now & Super Now Accounts                     4,513                              13,538                  18,051
100 & Over                                   3,690       2,412       5,745       5,299                  17,146
FF Purch,  Repo,  & Other Borrowed Funds    12,871       1,800       1,000       4,400                  20,071
                                           $66,083     $19,278     $29,368     $84,671   $   -        $199,400

Cumulative Rate Sensitive Liabilities      $66,083     $85,361    $114,729    $199,400   $199,400

Rate Sensitivity Gap                      $(21,138)     $5,048     $14,013     $17,275    $17,539

Cumulative Rate Sensitivity               $(21,138)   $(16,090)    $(2,077)    $15,198    $32,737
Gap
Cumulative gap ratio                         68.01%      81.15%      98.19%     107.62%    116.42%


                                INTEREST RATE RISK EXPOSURE
                                      December 31, 1995

Liquidity
                                            90 day      180 day      1 Yr       2-5 Yrs     Over 5      Total
Loans                                       $44,636     $21,927     $48,816     $48,773     $8,526     $172,678
Securities                                   17,505       2,446       7,588      19,436      8,305       55,280
Fed Funds                                        20                                                          20
                                            $62,161     $24,373     $56,404     $68,209    $16,831     $227,978

Cumulative Rate Sensitive Assets            $62,161     $86,534    $142,938    $211,147   $227,978

<100 CDs & Other Time Dep                    26,693      16,473      17,740      28,813        150       89,869
Money Market Plus Accounts                    7,103                                                       7,103
Money Market  Savings Accounts                4,170                              12,510                  16,680
Regular Savings                               5,038                              15,114                  20,152
Now & Super Now Accounts                      4,831                              14,494                  19,325
100 & Over                                    7,170       1,941       3,150       4,109                  16,370
FF Purch,  Repo,  & Other Borrowed Funds     21,387                   1,600       1,600        800       25,387
                                            $76,392     $18,414     $22,490     $76,640       $950     $194,886

Cumulative Rate Sensitive Liabilities       $76,392     $94,806    $117,296    $193,936   $194,886

Rate Sensitivity Gap                       $(14,231)     $5,959     $33,914     $(8,431)   $15,881

Cumulative Rate Sensitivity                $(14,231)    $(8,272)    $25,642     $17,211    $33,092
 Gap
Cumulative gap ratio                          81.37%      91.27%     121.86%     108.87%    116.98%


     Management's overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. From time to time, the bank develops special term deposit products that will attract present and potential customers. The figures reflect a negative position within the first year; however, the cumulative one-year position is 98.19%. A significant portion of consumer deposits do not reprice or mature on a contractual basis. These deposit balances and rates are considered to be core deposits since these balances are generally not susceptible to significant interest rate changes. Mid-Wisconsin's Asset/Liability Committee distributes these deposits over a number of periods to reflect those portions of such accounts that are expected to reprice fully with market rates over the simulation period. The assumptions are based on historical experience with the bank's individual markets and customers and include projections for how management expects to continue to price in response to marketplace and market changes. However, markets and consumer behavior do change, and adjustments are necessary as customer preferences, competitive market conditions, liquidity, loan growth rates, and mix change. Management considers that an acceptable range for the rate sensitivity ratio is 75-125%.

     At  December  31, 1996, Mid-Wisconsin had $19,927,010 in variable rate
loans that reprice on  a  quarterly  basis.   These  loans  have floors and
ceilings which prevent significant short-term interest fluctuations.

INVESTMENT PORTFOLIO

     The following table shows the relative maturities of the investment portfolio as of December 31, 1996. Weighted average yields on tax-exempt securities have been calculated on a tax equivalent basis using a tax rate of 34%.

                                                  After                 After
                                                 One But               Five but
    December 31, 1996        Within   Weighted    Within    Weighted    Within   Weighted   After      Weighted
  (dollars in thousands)    One Year   Yields   Five Years   Yields   Ten Years   Yields   Ten Years    Yields
U.S. Treas & other U.S.
  Gov't agencies & corp      $7,539     6.60%     $32,439     6.42%     $4,869     7.05%     $2,087     6.27%

State & political sub-
  divisions (domestic)          225     6.95%       4,140     5.03%      2,195     5.22%        333     7.27%

Other bonds, notes, and
debentures                      403     8.07%       1,217     8.08%          0     0.00%          0     0.00%

Debt Securities              $8,167     6.68%     $37,796     6.32%     $7,064     6.48%      $2,420    6.40%

Equity Securities             1,718     5.88%

Total Securities             $9,885     6.54%     $37,796     6.32      $7,064     6.48%      $2,420    6.40%

     There are no securities in the Investment Portfolio that are in excess of ten percent of Shareholders' Equity.

     On January 1, 1994, Mid-Wisconsin Financial Services, Inc. adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which specifies the accounting for investments in securities that have readily determinable fair values. During 1995, the bank reclassified all securities as available-for-sale.

     At December 31, 1996, the net unrealized gain on securities available for sale, recorded as a separate component of stockholders' equity, was $176,005, net of deferred income taxes of $77,725.

     Securities with an approximate carrying value of $37,993,443 and $30,389,165, at December 31, 1996 and 1995 respectively, were pledged primarily to secure public deposits and for other purposes required by law.

     The  following  table  sets  forth   the  distribution  of  investment
securities and their percentage to total investment securities as of the dates indicated.

                                       December 31, 1996      December 31, 1995       December 31, 1994
(dollars in thousands)                Amount   % of total    Amount   % of total     Amount   % of total
U.S. Treas & other U.S. Gov't
   Agencies & Corp.                   $46,934     82.10%     $37,859     68.48%     $31,982     56.76%

State & Political subdivisions
   (domestic)  (1)                      6,893     12.06%       4,900      8.87%       6,693     11.88%

Other securities and
   investments                          3,338      5.84%      12,522     22.65%      17,671     31.36%

Total                                 $57,165    100.00%     $55,281    100.00%     $56,346    100.00%

(1) Weighted average yields on tax-exempt securities have been calculated on a tax equivalent basis using a tax rate of 34%.

     Interest  rates  fluctuated   throughout 1996, closing the year .3% to
 .75%  higher.   The  market  value  of the  fixed  income  portion  of  the investment portfolio as a percentage  of  book value decreased slightly due
to  this  increase  in  rates.   An  investment  subsidiary,  Mid-Wisconsin
Investment   Corp.,   was   formed  in  June  1994,  and  currently   holds
approximately $29,240,439 in securities at book value. Income tax expense for 1996 was approximately $114,884 lower as a result of holding these securities at the subsidiary.

     The book value and market value of investment securities are equal and are summarized as follows:

                                                  BOOK VALUE and MARKET VALUE

                                           Dec. 31, 1996      Dec. 31, 1995
U.S. Treasury securities and obligations
   of other U.S. Govt agencies & corp        $46,933,671       $37,858,878
Obligations to states & political
   subdivisions                                6,893,312         4,900,426

Other securities                               3,337,740        12,521,202
Totals                                       $57,164,723       $55,280,506

LOAN PORTFOLIO

     The following table sets forth the approximate maturities of the loan portfolio, excluding consumer, other loans, and non-accrual loans; and the sensitivity of loans to interest changes as of December 31, 1996.

                                         Maturity

(dollars in thousands)           One Year       Over one Year        Over
                                 or Less        to Five Years     Five Years
Commercial, financial and
  commercial real estate          $30,241          $35,209          $11,559
Agricultural                       20,947            8,280            1,537
Real estate mortgage               25,056           26,725            3,049

Total                             $76,244          $70,214          $16,145

                                   Interest Sensitivity

Amount of Loans Due After One Year With:    Fixed              Variable
       (dollars in thousands)                Rate                Rate
Commercial and financial                   $35,357             $11,411
Agricultural                                 7,452               2,365
Real Estate                                 27,797               1,977

Total                                      $70,606             $15,753


     Loan growth for the year ended December 31, 1996 was 1.32%; increasing from $171,364,245 at December 31, 1995 to $174,841,989 at December 31,
1996. The composition of loans outstanding and their percentage to total loans as of the dates indicated are as follows:

                            Dec. 31    % of    Dec. 31    % of    Dec. 31    % of   Dec. 31    % of      Dec. 31       % of
(dollars in Thousands)        1996    total      1995    total      1994    total    1993     total        1992       total
Commercial and financial     26,923   15.40%    28,075   16.38%    24,361   14.73%  $24,829   15.45%   $20,067   14.48%
Construction Loans              891    0.51%     1,272    0.74%       519    0.31%    2,444    1.52%     1,234    0.89%
Agricultural                 30,869   17.66%    27,963   16.32%    25,500   15.42%   26,052   16.22%    23,866   17.22%
Real estate                 104,002   59.48%   101,473   59.21%   102,958   62.24%   91,581   57.01%    76,233   55.00%
Installment                  11,499    6.58%    11,819    6.90%    11,336    6.85%   14,834    9.23%    16,190   11.68%
Lease financing                 658    0.37%       762    0.45%       748    0.45%      917    0.57%     1,006    0.73%
Total loans                $174,842  100.00%  $171,364  100.00%  $165,422  100.00%  160,657  100.00%  $138,596  100.00%

     The composition of loans in the loan portfolio shows a decrease in commercial and financial loans and increases in real estate and agricultural loans. Mid-Wisconsin expects growth will be modest to declining in the real estate category during 1996 as increased efforts are made to sell these loans in the secondary market.

     Mid-Wisconsin's process for monitoring loan quality includes monthly analysis of delinquencies, non-performing assets and potential problem loans. Mid-Wisconsin's policy is to place loans on a non-accrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued (including applicable impaired loans) but not collected for loans that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment will continue within a reasonable time frame.

     A loan is impaired when, based on current information, it is probable that the Company will be not collect all amounts due in accordance with the contractual terms of the loan agreement. Impairment is based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

     Mid-Wisconsin maintained generally high loan quality during 1996. The following table sets forth the amount of non-performing loans and other real estate owned as of the dates indicated.

Non-performing loans      Dec. 31  % of total  Dec. 31 % of total  Dec. 31   % of total  Dec. 31 % of total  Dec. 31  % of total
(dollars in thousands)      1996      loans     1995      loans     1994       loans      1993    loans       1992    loans
Non-accrual loans          $847     0.49%     $1,132     0.66%     $1,510     0.91%     $650     0.41%       $574     0.42%
Loans past due 90 days       36     0.02%          3     0.00%          0     0.00%       19     0.01%         46     0.03%
   or more
Restructured loans          189     0.11%         17     0.01%         48     0.03%      279     0.17%         94     0.07%
Total Non-performing
   loans                 $1,072     0.62%     $1,152     0.67%     $1,558     0.94%     $948     0.59%       $714     0.52%

Other real estate owned     135     0.08%          5     0.00%         25     0.02%        0        0%        475     0.34%
Total non-performing
   assets                $1,207     0.70%     $1,157     0.67%     $1,583     0.96%     $948     0.59%     $1,189     0.86%

     Included above are $394,552 of impaired loans (.023%) in non-accrual status at December 31, 1996. In addition, there are impaired loans of $448,179 (.026%) which management has considered in the allowance for credit losses. The average balance of impaired loans during 1996 was $779,924.

     Total non-performing assets (loans and other real estate) increased during 1996. As a percentage of total outstanding loans, the non-performing assets increased .03% to .70% in 1996. The percentage of non-performing assets decreased .29% in 1995 and increased .37% in 1994 over 1993.

     On January 1, 1996, Mid-Wisconsin adopted Statements of Financial Accounting Standards Nos. 114 and 118 (SFAS114), "Accounting by Creditors for Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." The adoption of SFAS 114 did not result in additional provision for losses since the Company evaluates the overall adequacy of the allowance for credit losses on an ongoing basis. SFAS 114 does not apply to groups of smaller balance homogeneous loans that are collectively evaluated for impairment. Loans collectively evaluated for impairment include certain smaller balance commercial and agricultural loans, consumer loans, residential real estate loans, and credit card loans.

     Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is fully assured, in which case interest is recognized on the cash basis.

DEPOSITS

     The following table sets forth average daily deposits and the percentage of total deposits for the periods indicated.

                               Dec. 31,     % of     Dec. 31,      % of     Dec. 31,      % of
(dollars in thousands)           1996      Total       1995       Total       1994       Total
Non-interest bearing demand    $21,504     11.19%     $20,107     10.66%     $20,750     10.88%
Interest-bearing demand         18,768      9.76%      20,642     10.95%      23,635     12.39%
Savings deposits                49,550     25.78%      42,069     22.31%      45,412     23.81%
Time deposits                  102,398     53.27%     105,768     56.08%     100,900     52.92%

Total                         $192,220    100.00%    $188,586    100.00%    $190,697    100.00%

     During 1996, deposits increased 5.34%, or $10,267,701  to $212,412,107 at December 31, 1996 from $192,144,406 at December 31, 1995. Management is projecting modest deposit growth during 1996 because of Mid-Wisconsin's strategy to grow only if it can do so profitably along, with increased competition for deposits in its market area.

     The maturity distribution of time certificates of deposit of $100,000 or more at December 31, 1996 and December 31, 1995 is (in thousands):

           (dollars in thousands)           Dec. 31, 1996       Dec. 31, 1995
          3 months or less                       $3,689              $7,170
          Over 3 months through 6 months          2,413               1,941
          Over 6 months through 12 months         5,744               3,150
          Over 12 months                          5,300               4,109

          Total                                 $17,146             $16,370


CAPITAL ADEQUACY

     During 1996, Mid-Wisconsin's stockholders' equity increased by $1,974,673 to $25,724,631; after adjusting for a change of $129,788 in net unrealized losses. This increase was substantially from retention of current year earnings.

     Mid-Wisconsin is subject to risk-based capital guidelines of the Board and the Bank is subject to equivalent capital guidelines of the FDIC.

A summary of Capital Ratios follows:

                                         CAPITAL RATIOS
                                   (000's except percents)
                                      1996         1995           1994
Total Assets                        $251,521      $244,606      $237,739

Capital                               25,725        23,750        20,180

Capital Ratio                          10.23%         9.71%         8.49%

Total Assets                        $251,521      $244,606      $237,739
Less Goodwill                           (727)         (814)         (900)
Tangible Assets                     $250,794      $243,792      $236,839

Stockholders Equity                  $25,725       $23,750       $20,180
Less Goodwill                           (727)         (814)         (900)
Tangible Capital                     $24,998       $22,936       $19,280

Tangible Capital Ratio                  9.97%         9.41%         8.14%

Risk-based Assets                   $171,526      $174,979      $174,515

Tangible Equity                       24,998        22,936        19,280
Plus Security Valuation                 (176)         (306)        1,191
Less Equity Valuation                                 (106)         (718)
Tier 1 Capital                       $24,822       $22,524       $19,753

Plus Allowance for Credit Losses       2,03          1,836         1,859
Total Risk-based Capital             $26,85        $24,360       $21,612

Tier 1 Capital Ratio                  14.47%         12.87%        11.32%

Total Risk-based Capital Ratio        15.66%         13.92%        12.38%

     As of December 31, 1996, the bank could have paid approximately $5,575,000 of additional dividends to the company without prior regulatory approval. The payment of dividends is subject to the statutes governing state-chartered banks. Management feels the capital structure of Mid-Wisconsin is adequate.

                     ITEM 8.  FINANCIAL STATEMENTS AND
                            SUPPLEMENTARY DATA

                  MID-WISCONSIN FINANCIAL SERVICES, INC.
                              And Subsidiary
                            Medford, Wisconsin

                     CONSOLIDATED FINANCIAL STATEMENTS
               Years Ended December 31, 1996, 1995 and 1994

                         INDEPENDENT AUDITOR'S REPORT




Board of Directors
Mid-Wisconsin Financial Services, Inc.
Medford, Wisconsin


         We have audited the accompanying consolidated balance sheets of MID-WISCONSIN FINANCIAL SERVICES, INC. And Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MID-WISCONSIN FINANCIAL SERVICES, INC. And Subsidiary at December 31, 1996 and 1995, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

         As described in Note 2 to the consolidated financial statements, in 1996, the Company changed its method of accounting for mortgage servicing rights, impairment of long-lived assets, and stock-based compensation. In 1995, the Company changed its method of accounting for impaired loans. In 1994, the Company changed its method of accounting for marketable investments and post employment benefits.




                                 _______________________________________
                                      Wipfli Ullrich Bertelson LLP


January 17, 1997
Wausau, Wisconsin

                          MID-WISCONSIN FINANCIAL SERVICES, INC.
                                       AND SUBSIDIARY

                                 CONSOLIDATED BALANCE SHEETS
                                  December 31, 1996 and 1995


                                 ASSETS
                                                                 1996                1995
Cash and due from banks                                       $ 13,734,886      $ 10,683,544
Interest-bearing deposits in other financial institutions           10,233            20,246
Investment securities available for sale - At fair value        57,164,723        55,280,506
Loans held for sale                                                120,000         1,313,800
Total loans receivable                                         174,841,989       171,364,245
Allowance for credit losses                                     (2,030,878)       (1,835,951)

      Net loans                                                172,811,111       169,528,294
Premises and equipment                                           3,906,661         4,135,949
Other assets                                                     3,753,670         3,643,833

TOTAL ASSETS                                                  $251,501,284      $244,606,172

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing deposits                                      $ 23,083,585     $ 22,645,269
Interest-bearing deposits                                          179,328,522      169,499,137


      Total deposits                                               202,412,107      192,144,406

Short-term borrowings                                               14,671,264       21,386,623
Long-term borrowings                                                 5,400,000        4,000,000
Accrued expenses and other liabilities                               3,293,282        3,325,185

      Total liabilities                                            225,776,653      220,856,214

Stockholders' equity:
  Common stock - Par value $.10 per share:
      Authorized             - 6,000,000 shares in 1996 and 1995
      Issued and outstanding - 1,865,369 shares in 1996                186,537
                             - 1,857,290 shares in 1995                                 185,729
   Additional paid-in capital                                       12,647,615       12,573,366
   Retained earnings                                                12,714,474       10,685,070
   Unrealized gain on securities available for sale, net               176,005          305,793

      Total stockholders' equity                                    25,724,631       23,749,958

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $251,501,284     $244,606,172

See accompanying notes to consolidated financial statements.

                 MID-WISCONSIN FINANCIAL SERVICES, INC.
                           AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF INCOME
            Years Ended December 31, 1996, 1995 and 1994



                                                  1996         1995         1994
Interest revenue:
   Interest and fees on loans                          $ 16,270,597     $ 15,637,886     $ 13,577,912
   Interest and dividends on investment securities:
      Taxable                                             3,303,183        3,213,173        3,192,896
      Tax-exempt                                            306,252          312,372          388,444
   Other interest revenue                                    74,593           44,884          135,302

Total interest revenue                                   19,954,625       19,208,315       17,294,554

Interest expense:
   Deposits                                               7,974,336        7,800,759        6,490,806
   Short-term borrowings                                    999,989        1,014,048          712,925
   Long-term borrowings                                     223,290          211,902          225,683

Total interest expense                                    9,197,615        9,026,709        7,429,414

Net interest revenue                                     10,757,010       10,181,606        9,865,140
Provision for credit losses                                 400,000          100,000          303,000

Net interest revenue after provision for credit losses   10,357,010       10,081,606        9,562,140

Noninterest revenue:
   Service fees                                             594,330          616,102          650,126
   Insurance commissions                                     68,525           66,482          267,596
   Trust service fees                                       382,524          347,815          324,639
   Net security losses                                     (159,812)         (82,199)         (27,093)
   Gain on curtailment of pension plan                      367,815
   Other operating income                                   619,865          448,404          524,053

Total noninterest revenue                                 1,873,247        1,396,604        1,739,321

Noninterest expenses:
   Salaries and related benefits                          4,080,862        3,984,877        3,900,407
   Net occupancy expense                                  1,297,160        1,326,876        1,310,613
   FDIC expense                                               2,000          218,763          428,859
   Other operating expenses                               1,793,680        1,533,174        1,548,694

Total noninterest expenses                                7,173,702        7,063,690        7,188,573

Income before income taxes                                5,056,555        4,414,520        4,112,888
Provision for income taxes                                1,780,114        1,533,659        1,434,767

Net income                                              $ 3,276,441      $ 2,880,861      $ 2,678,121

Earnings per share                                           $ 1.76           $ 1.55           $ 1.44

Cash dividends declared per share                            $  .67           $  .47           $  .41

See accompanying notes to consolidated financial statements.

               MID-WISCONSIN FINANCIAL SERVICES, INC.
                           AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 Years Ended December 31, 1996, 1995 and 1994


                                                                                                  Unrealized
                                                                                                 Gain (Loss)
                                                                                                     on
                                                                 Additional                       Securities
                                          Common Stock             Paid-In         Retained        Available
                                       Shares       Amount         CapitalL        Earnings         For Sale
Balance, January 1, 1994               921,732     $ 92,173     $ 12,553,178     $ 6,754,568     $ (18,094)
Change in accounting - Adoption
  of SFAS No. 115                                                                                  483,636
Proceeds from stock options              3,198          320           50,369
Net income                                                                         2,678,121
Cash dividends declared $.41                                                        (757,164)
Unrealized loss on securities
  available for sale - Net of tax                                                               (1,656,909)

Balance, December 31, 1994             924,930       92,493       12,603,547       8,675,525    (1,191,367)
Par value of stock transferred
  in connection with two-
  for-one stock split                  924,930       92,493          (92,493)
Proceeds from stock options              7,430          743           62,312
Net income                                                                         2,880,861
Cash dividends declared $.47                                                        (871,316)
Unrealized gain on securities
  available for sale - Net of tax                                                                1,497,160

Balance, December 31, 1995           1,857,290      185,729      12,573,366       10,685,070       305,793
Proceeds from stock options              8,079          808          74,249
Net income                                                                         3,276,441
Cash dividends declared $.67                                                      (1,247,037)
Unrealized loss on securities
  available for sale - Net of tax                                                                 (129,788)

Balance, December 31, 1996           1,865,369    $ 186,537    $ 12,647,615     $ 12,714,474     $ 176,005

See accompanying notes to consolidated financial statements.



              MID-WISCONSIN FINANCIAL SERVICES, INC.
                           AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1996, 1995 and 1994


                                                              1996           1995            1994
Increase (decrease) in cash and due from banks:
   Cash flows from operating activities:
     Net income                                           $ 3,276,441     $ 2,880,861     $ 2,678,121
     Adjustments to reconcile net income to
       net cash provided by operating activities:
        Provision for depreciation and net amortization       777,953         749,717         760,413
        Provision for credit losses                           400,000         100,000         303,000
        Provision (benefit) for deferred income taxes          31,913         (52,609)       (205,443)
        Loss on sale of investment securities                 159,812          82,199          27,093
        Gain on (curtailment of) pension plan                (367,815)
        Loss on equipment disposals                               441          30,320          23,440
        Loss on sale of other real estate                                       1,777          13,058
        Gain on sale of insurance business                                                   (210,900)
        Changes in operating assets and liabilities:
           Other assets                                        (2,864)       (420,579)       (461,355)
           Other liabilities                                  342,578         130,178         284,920

   Net cash provided by operating activities                4,618,459       3,501,864       3,212,347

   Cash flows from investing activities:
     Proceeds from sale - Available for sale                6,555,302       7,837,562       2,972,907
     Proceeds from maturities:
        Held to maturity                                                                    6,389,900
        Available for sale                                 19,775,437       8,728,667       8,079,145
     Payment for purchases:
        Held to maturity                                                                   (1,093,387)
        Available for sale                                (28,636,385)    (13,274,834)    (24,426,262)
     Proceeds from sale of loans                            6,080,225       2,855,444       1,480,250
     Net increase in loans                                 (8,703,942)    (10,038,876)     (6,711,363)
     Net (increase) decrease in interest-bearing
       deposits in other institutions                          10,013          72,708          16,732
     Net decrease in federal funds sold                                                     2,287,000
     Capital expenditures                                    (436,079)       (436,847)       (493,390)
     Proceeds from sale of equipment                            2,950           8,250          25,857
     Proceeds from sale of other real estate                    5,000          23,222         212,051
     Proceeds from sale of insurance business                                                 210,900

   Net cash used in investing activities                   (5,347,479)     (4,224,704)    (11,049,660)

               MID-WISCONSIN FINANCIAL SERVICES, INC.
                           AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS
            Years Ended December 31, 1996, 1995 and 1994
                                                               (CONTINUED)

                                                             1996              1995            1994
   Cash flows from financing activities:
     Net increase (decrease) in deposits                 $ 10,267,701     $ 5,993,029     $ (4,021,068)
     Proceeds from exercise of stock options                   75,057          63,055           50,689
     Net increase (decrease) in short-term borrowings      (6,715,359)     (2,485,809)      12,009,956
     Proceeds from issuance of long-term borrowings         3,000,000
     Principal payments on long-term borrowings            (1,600,000)       (335,000)        (900,000)
     Dividends paid                                        (1,247,037)     (1,074,801)        (738,052)

   Net cash provided by financing activities                3,780,362       2,160,474        6,401,525

Net increase (decrease) in cash and due from banks          3,051,342       1,437,634       (1,435,788)
Cash and due from banks at beginning                       10,683,544       9,245,910       10,681,698

Cash and due from banks at end                           $ 13,734,886    $ 10,683,544      $ 9,245,910

Supplemental cash flow information:
   Cash paid during the year for:
     Interest                                            $  9,234,573     $ 8,767,822      $ 7,280,832
     Income taxes                                           1,712,851       1,695,025        1,723,912

Supplemental schedule of noncash investing
  and financing activities:
   Loans transferred to other real estate                   $ 135,000         $ 5,000        $ 250,108
   Loans charged off                                          311,538         189,884          285,459
   Loans made in connection with the disposition
     of other real estate                                                                      178,600

See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Mid-Wisconsin Financial Services, Inc. and its subsidiary, Mid-Wisconsin Bank. All significant intercompany balances and transactions have been eliminated. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practice within the banking industry.

The Company operates as a full service financial institution with a primary marketing area including, but not limited to, Clark and Taylor Counties. It provides a variety of core banking products in addition to trust services and investment product sales.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND DUE FROM BANKS

For purposes of reporting cash flows, cash and due from banks include cash on hand and noninterest-bearing deposits in correspondent banks.

INVESTMENT SECURITIES

Investment securities are assigned an appropriate classification at the time of purchase in accordance with management's intent. Securities held to maturity represent those securities for which the Company has the positive intent and ability to hold to maturity. Accordingly, these securities are carried at cost adjusted for amortization of premium and accretion of discount calculated using the effective yield method. Unrealized gains and losses on securities held to maturity are not recognized in the financial statements. The Company has no held to maturity securities.

Trading securities include those securities bought and held principally for the purpose of selling them in the near future. The Company has no trading securities.

Securities not classified as either securities held to maturity or trading securities are considered available for sale and reported at fair value determined from estimates of brokers or other sources. Unrealized gains and losses are excluded from earnings but are reported as a separate component of stockholders' equity, net of income tax effects.

Any gains and losses on sales of securities are recognized at the time of sale using the specific identification method.

INTEREST AND FEES ON LOANS

Interest on loans is credited to income as earned. Interest income is not accrued on loans where management has determined collection of such interest is doubtful. When a loan is placed on nonaccrual status, previously accrued but unpaid interest deemed uncollectible is reversed and charged against current income.

Loan origination fees and certain direct loan origination costs are deferred and amortized to income over the contractual lives of the underlying loans.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based upon reviews of individual credits, recent loss experience, current economic conditions, composition of the loan portfolio, and other relevant factors. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, net of accumulated depreciation. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of premises and equipment are reflected in income. Depreciation is computed on both accelerated and straight-line methods and is based on the estimated useful lives of the assets varying from 10 to 50 years on buildings and 3 to 20 years on equipment.

OTHER REAL ESTATE

Other real estate is carried at the lower of cost or realizable fair market value at the date of transfer.

INTANGIBLES

The excess of cost over the net assets acquired (goodwill) is being amortized using the straight-line method over a 15-year period from the date of acquisition.

RETIREMENT PLANS

The Company had a noncontributory defined benefit pension plan which covered substantially all full-time employees. This plan was terminated effective January 1, 1997 to be replaced with a money purchase defined contribution pension plan covering substantially the same employees. The Company also maintains a defined contribution profit-sharing plan which covers substantially all full-time employees.

INCOME TAXES

Deferred income taxes have been provided under the liability method. Deferred tax assets and liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. Deferred tax expense is the result of changes in the deferred tax asset and liability.

EARNINGS PER SHARE

Earnings per common share are based upon the weighted average number of common shares outstanding which includes the common stock equivalents applicable to shares issuable under the stock options granted. The weighted average number of shares outstanding were 1,864,840 in 1996, 1,861,328 in 1995, and 1,856,940 in 1994. The weighted average number of shares has been adjusted to reflect the stock split in the form of a 100 percent stock dividend issued May 8, 1995. All per share amounts have been restated to reflect the stock dividend.

FUTURE ACCOUNTING CHANGES

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996. SFAS No. 125 requires use of a financial-components approach to recognize financial assets and liabilities. Under this approach, after a transfer of financial assets, the Company will recognize the financial and servicing assets and liabilities based on whether control over the asset and liability was maintained or surrendered. This statement is required to be adopted by the Company for transfers and servicing of financial assets and extinguishments of liabilities effective January 1, 1997. The adoption of SFAS No. 125 is not anticipated to have a significant impact on the Company's financial condition or results of operations once implemented.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to current year presentation.

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." There was no impact on net income as a result of the adoption of SFAS No. 121. The Company had no long-lived assets considered to be impaired at the time of adopting the standard.

Effective January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." Under this SFAS, the Company had to record an asset for the value of retained servicing rights on mortgages sold. This asset is amortized to expense as serviced loan principal is paid. The adoption had an insignificant effect on the financial statements during the year of adoption.

Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." Under this SFAS, the Company is required to disclose in the notes to the financial statements the difference between the "fair value method" and the "intrinsic value method" as prescribed by the Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company continues to account for stock-based compensation in accordance with APB Opinion No. 25, with differences from the "fair value method" disclosed. The adoption had no effect on the financial statements.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." There was no impact on net income as a result of the adoption of SFAS No. 114.

Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this SFAS, the Company had to classify its investment securities into one of three different classifications. Investments classified as available for sale must reflect market value changes in the equity section. The impact of adoption of SFAS No. 115 was an increase in the value of securities reflected on the balance sheet of $795,636, an increase in deferred tax liabilities of $312,000 and an increase in equity of $483,636. The adoption of SFAS No. 115 had no effect on 1994 net income.

Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Post Employment Benefits." The adoption had no effect on the financial statements.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Cash and due from banks in the amount of $898,000 are restricted at December 31, 1996 to meet the reserve requirements of the Federal Reserve System.

NOTE 4 - INVESTMENT SECURITIES

The fair value, amortized cost, and gross unrealized gains and losses for the Company's securities available for sale follow:

                                             Gross       Gross
                                 Fair     Unrealized  Unrealized  Amortized
                                 Value       Gains      Losses      Cost
DECEMBER 31, 1996
U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies                                  $ 23,095,170     $ 116,542     $ 102,043     $ 23,080,671

Obligations of states and
  political subdivisions                       6,893,312       168,603        22,117        6,746,826

Corporate securities                           1,620,370        30,043                      1,590,327
Mortgage-backed securities                    23,838,501       213,548       152,502       23,777,455
Equity securities                              1,717,370                                    1,717,370

Totals                                      $ 57,164,723     $ 528,736     $ 276,662     $ 56,912,649

                                                     Gross          Gross
                                       Fair       Unrealized      Unrealized    Amortized
                                      Value          Gains          Losses         Cost
DECEMBER 31, 1995
U.S. Treasury securities and
  obligations of U.S.
  government corporations
  and agencies                    $ 22,475,820     $ 179,629     $  71,666     $ 22,367,857

Obligations of states and
  political subdivisions             4,900,426       182,668        16,910        4,734,668

Corporate securities                 5,813,709        99,249                      5,714,460
Mortgage-backed securities          15,511,636       250,983         3,963       15,264,616
Equity securities                    6,578,915                     131,275        6,710,190

Totals                            $ 55,280,506     $ 712,529     $ 223,814     $ 54,791,791

As a member of the Federal Home Loan Bank (FHLB) system, the banking subsidiary is required to hold stock in the FHLB based on asset size. This stock is
recorded at cost which is equal to par value.   Equity securities include
$984,000 and $712,000 of FHLB stock at December 31, 1996 and 1995, respectively.

The book values and fair values of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Fair            Book
                                                   Values          Values

DEBT SECURITIES AVAILABLE FOR SALE
Due in one year or less                          $ 4,790,648     $ 4,779,125
Due after one year through five years             22,267,886      22,189,340
Due after five years through ten years             4,216,397       4,149,359
Due after ten years                                  333,921         300,000

Mortgage-backed securities                        23,838,501      23,777,455

Total debt securities available for sale        $ 55,447,353    $ 55,195,279

Following is a summary of the proceeds from sales of investment securities as well as gross gains and losses for the years ended December 31:

                                                  SECURITIES AVAILABLE FOR SALE

                                                 1996           1995           1994
Proceeds from sales of investments          $ 6,555,302     $ 7,837,562     $ 2,972,907

Debt securities - Gross realized gains        $   1,553      $  130,591     $
Debt securities - Gross realized losses                          (4,827)
Equity securities - Net realized losses        (161,365)       (207,963)        (27,093)

Total investment securities losses           $ (159,812)      $ (82,199)      $ (27,093)

Securities with an approximate carrying value of $37,993,000 and $30,389,000 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits, short-term borrowings and for other purposes required by law.

A significant portion of the states and political subdivisions securities are rated by Moody's, with ratings ranging from A to AAA. For those securities not rated, fair values are obtained from brokerage services utilized by the Company. At December 31, 1996, the total carrying value of nonrated obligations of states and political subdivisions was approximately $3,027,000.

NOTE 5 - LOANS

The composition of loans at December 31 follows:

                                        1996              1995
         Commercial                $ 26,922,254      $ 28,146,447
         Agricultural                30,868,959        27,962,475
         Real estate:
           Construction                 890,588         1,271,741
           Mortgage                 104,002,036       101,474,348
         Installment                 11,499,559        11,747,142
         Lease financing                658,593           762,092

         Total loans              $ 174,841,989     $ 171,364,245

The weighted average interest rate for all loans was 9.02 percent and 9.11 percent at December 31, 1996 and 1995, respectively. Approximately 88.6 percent of the loans have fixed rates with the remaining 11.4 percent having variable rates.

Residential mortgage loans held for sale are carried at the lower of cost or market. Cost was equal to market at December 31, 1996. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans are $12,821,873, $8,055,796, and $5,574,066 at December 31, 1996, 1995 and 1994, respectively.

Loans are recorded net of deferred loan fees which totaled $83,882 and $90,287 at December 31, 1996 and 1995, respectively.

The Company in the ordinary course of business grants loans to the Company's executive officers and directors, including their families and firms in which they are principal owners.

All loans to executive officers and directors are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and do not involve more than the normal risk of collectibility or present other unfavorable features. The bank has a policy of making loans available to nonexecutive officers and employees at interest rates slightly below those prevailing for comparable transactions with other customers. In the opinion of management, such loans do not involve more than the normal risk of collectibility or present other unfavorable features.

Activity in such loans during 1996 is summarized below:

         Loans outstanding, January 1, 1996              $ 2,313,429
         New loans                                           780,113
         Repayments                                       (1,202,334)

         Loans outstanding, December 31, 1996            $ 1,891,208

The aggregate amount of nonperforming loans was approximately $1,072,000 and $1,152,000 at December 31, 1996 and 1995, respectively. Nonperforming loans are those which are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. If nonaccrual and renegotiated loans had been current or not troubled, $108,788, $161,476, and $212,442 of interest income would have been recorded for the years ended December 31, 1996, 1995 and 1994, respectively. Interest income on impaired or nonaccrued loans is recorded on the cash basis as income when received. Interest income actually recorded was $182,442, $71,740, and $31,391 for the years ended December 31, 1996, 1995 and 1994, respectively.

The allowance for credit losses should include specific allowances related to loans which have been judged to be impaired and which fall within the scope of SFAS No. 114. A loan is impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. These specific allowances are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An analysis of impaired loans follows:

                                                   1996         1995
         AT DECEMBER 31,

         Nonaccrual                             $ 394,552     $ 155,000
         Accruing income                          448,179        72,000

         Total impaired loans                     842,731       227,000
         Less - Allowance for credit losses       132,124        51,000

         Net investment in impaired loans       $ 710,607     $ 176,000

         YEARS ENDED DECEMBER 31,

         Average recorded investment, net of
           allowance for credit losses          $ 779,924     $ 183,000

         Interest income recognized              $ 86,776       $   657

Since the Company evaluates the overall adequacy of the allowance for credit losses on an ongoing basis, the adoption of SFAS No. 114 during 1995 did not affect the amount of the allowance for credit losses or the existing income recognition and charge-off policies for nonperforming loans.

The Company continues to maintain a general allowance for credit losses for loans outside of the scope of SFAS No. 114. The allowance for credit losses is maintained at a level which management believes is adequate for possible credit losses. Management periodically evaluates the adequacy of the allowance using the Company's past credit loss experience, known and inherent risks in the portfolio, composition of the portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change.

An analysis of the allowance for credit losses for the three years ended December 31, follows:

                                               1996           1995            1994
Balance, January 1                        $ 1,835,951     $ 1,858,783     $ 1,770,289
Provision charged to operating expense        400,000         100,000         303,000
Recoveries on loans                           106,465          67,051          70,791
Loans charged off                            (311,538)       (189,883)       (285,297)

Balance, December 31                      $ 2,030,878     $ 1,835,951     $ 1,858,783

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment consists of the following at December 31:

                                                  1996       1995
         Land and improvements             $ 441,406       $ 441,406
         Buildings                         3,800,283       3,789,489
         Furniture and equipment           3,671,854       3,419,269

         Total cost                        7,913,543       7,650,164
         Accumulated depreciation         (4,006,882)     (3,514,215)

         Net book value                  $ 3,906,661     $ 4,135,949


Depreciation and amortization charged to operating expense totaled $680,295 in 1996, $672,338 in 1995, and $658,392 in 1994.

NOTE 7 - OTHER REAL ESTATE

Included in other assets at December 31, 1996 and 1995 is other real estate totaling $135,000 and $5,000, respectively. The carrying values of the properties approximates realizable fair market value.

NOTE 8 - INTEREST-BEARING DEPOSITS

Aggregate annual maturities of certificate and IRA accounts at December 31, 1996 are as follows:

         1997               $ 65,833,897
         1998                 16,344,667
         1999                 16,130,481
         2000                  5,754,561
         2001                     21,430

         Total             $ 104,085,036

Deposits from Company directors, executive officers, and related firms in which they are principal owners totaled $3,701,280 at December 31, 1996.

NOTE 9 - SHORT-TERM BORROWINGS

The composition of short-term borrowings at December 31, follows:

                                                        1996           1995
       Federal funds purchased                     $              $  7,123,000
       Securities sold under repurchase agreements   14,671,264     14,263,623

       Totals                                      $ 14,671,264   $ 21,386,623

The following information relates to federal funds purchased, securities sold under repurchase agreements, and FHLB open line of credit, for the years ended December 31:

                                               1996             1995             1994
Weighted average rate at December 31              4.89%            5.30%

For the year:
   Highest month-end balance              $ 25,280,224     $ 23,254,010     $ 23,764,967
   Daily average balance                    19,976,901       18,281,849       16,195,554
   Weighted average rate                          5.01%            5.55%            4.40%

At December 31, 1996, the Company maintained a repurchase agreement with Clark County in the amount of $4,800,000. The rate of the agreement was 5.10 percent with a renewable maturity of the first of each month.

NOTE 10 - LONG-TERM BORROWINGS

Long-term borrowings at December 31, consist of the following:

                                                                           1996      1995
Note payable to the Federal Home Loan Bank, secured by first real estate mortgages, monthly interest payments only at 5.81%, due
  November 3, 1997                                                     $ 1,000,000    $
Note payable to the Federal Home Loan Bank, secured by first real estate mortgages, monthly interest payments only at 6.55%, due
  July 26, 1998                                                          1,000,000
Note payable to the Federal Home Loan Bank, secured by first real estate mortgages, monthly interest payments only at 6.23%, due
  November 1, 1999                                                       1,000,000
Note payable to the Federal Home Loan Bank, secured by first real estate mortgages, monthly interest payments only at 4.98%, due
  September 3, 1998                                                      1,600,000      1,600,000
Note payable to the Federal Home Loan Bank, secured by first real estate mortgages, monthly interest payments only at 5.46%, due
  September 3, 2000                                                        800,000        800,000
Note payable to the Federal Home Loan Bank, secured by first real estate mortgages, monthly interest payments only at 4.44%, due
  September 3, 1996                                                                     1,600,000

Totals                                                                 $ 5,400,000    $ 4,000,000

NOTE 11 - INCOME TAXES

The components of the income tax provision are as follows:

                                        1996           1995            1994
Current income tax provision:
   Federal                         $ 1,471,075     $ 1,317,757     $ 1,302,196
   State                               277,126         268,511         338,014

Total current                        1,748,201       1,586,268       1,640,210

Deferred income tax benefit:
   Federal                              25,190         (30,836)       (163,858)
   State                                 6,723         (21,773)        (41,585)

Total deferred                          31,913         (52,609)       (205,443)

Total provision for income taxes   $ 1,780,114      $ 1,533,659    $ 1,434,767

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                       1996                 1995                          1994
                                                Percent                   Percent                    Percent
                                                  of                        of                         of
                                                Pretax                    Pretax                     Pretax
                                     AMOUNT     INCOME       AMOUNT       INCOME        AMOUNT       INCOME

Tax expense at
  statutory rate                $  1,719,229     34.0%     $ 1,500,937     34.0%     $ 1,398,382     34.0%
Increase (decrease) in
  taxes resulting from:
   Tax-exempt interest              (160,572)    (3.2%)       (163,102)    (3.7%)       (211,203)    (5.1%)
   State income tax                  187,340      3.7%         162,847      3.7%         195,643      4.7%
   Other                              34,117       .7%          32,977       .7%          51,945      1.3%

Provision for income taxes      $  1,780,114     35.2%     $ 1,533,659     34.7%     $ 1,434,767     34.9%


Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of the net deferred taxes are as follows:

                                                   1996         1995
         Deferred tax assets:
           Allowance for credit losses          $ 439,078     $ 362,796
           Deferred compensation                  370,265       474,984
           State net operating loss                89,240        90,843
           Other deferred expenses                 25,464

                                                  924,047       928,623
           Less - Valuation allowance            (89,240)       (90,843)

         Total deferred tax assets               834,807        837,780

         Deferred tax liabilities:
           Accelerated depreciation              225,780        248,721
           Direct lease financing                 77,101         25,220
           Unrealized gain on securities
             available for sale                   77,725        196,205

         Total deferred tax liabilities          380,606        470,146

         Net deferred tax assets               $ 454,201      $ 367,634

The Company, and its subsidiary, pay state income taxes on individual, unconsolidated net earnings. At December 31, 1996, tax net operating losses at the parent company level of approximately $1,130,000, existed to offset future state taxable income. These net operating losses will begin to expire in 2005. The valuation allowance has been recognized to adjust deferred tax assets to the amount of tax net operating losses expected to be realized. If realized, the tax benefit for this item will reduce current tax expense for that period.

Current income tax liabilities payable reflected in the balance sheets were $94,989 and $59,640 at December 31, 1996 and 1995, respectively.

NOTE 12 - RETIREMENT PLANS

The Company sponsors a defined benefit pension plan which covers substantially all employees. The benefits are based on years of service and the employee's highest consecutive five-year average earnings. Contributions are intended to provide not only benefits attributed for service to date but also for those expected to be earned in the future. The Company's funding policy is to annually contribute the maximum amount deductible for federal income tax purposes. Due to the overfunded status of the plan, no contributions were required for 1994. Contributions made during 1996 and 1995 totaled $159,027 and $200,548, respectively. Plan assets consist of a diversified portfolio of fixed income investments and equity securities.

Effective January 1, 1995, the plan's benefit formula and compensation definitions were amended. The effect of this amendment is a decrease in the projected benefit obligation of $178,525 and a decrease in 1995 service cost of $28,223.

Effective January 1, 1997, the Company terminated its defined benefit pension plan and replaced it with a noncontributory defined contribution money purchase pension plan covering substantially the same employees. Monthly benefits currently paid to retirees will not be affected by the plan's termination. Benefits under the money purchase plan will be contributed by the Company on an annual basis, calculated as a percentage of annual salary and wages beginning January 1, 1997. The Company has requested regulatory approval to distribute participants' vested defined benefit pension plan balances into the new money purchase pension plan. Any shortfall in plan assets under the required distribution of vested benefits will be provided for by the Company.

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," this transaction constitutes a curtailment, which resulted in the recognition of a gain to the Company as of December 31, 1996 determined as follows:

                                                                        Effect of
                                                          Before       Curtailment        After
                                                        CURTAILMENT    (GAIN) LOSS    CURTAILMENT
Actuarial present value of benefit obligations:
  Vested benefit obligation                              $ 2,356,078     $ 20,732     $ 2,376,810
  Nonvested benefit obligation                                20,732      (20,732)

  Accumulated benefit obligation                           2,376,810                    2,376,810
  Effect of projected future compensation levels           1,112,595   (1,112,595)

  Projected benefit obligation                             3,489,405   (1,112,595)      2,376,810
  Plan assets at fair value                               (2,135,771)                  (2,135,771)

  Projected benefit obligation in excess of plan assets    1,353,634   (1,112,595)        241,039
  Unrecognized net loss                                     (934,876)     894,967         (39,909)
  Unrecognized prior service cost                            150,187     (150,187)
  Unrecognized initial net asset                              39,909                       39,909

Accrued pension cost recognized in the consolidated
  balance sheets                                           $ 608,854   $ (367,815)      $ 241,039

The following table sets forth the plan's funded status and the amounts reflected in the accompanying consolidated balance sheets at December 31, 1996 and 1995:

                                                            1996            1995
Actuarial present value of benefit obligations:
  Vested benefit obligation                             $ 2,376,810     $ 1,579,591
  Nonvested benefit obligation                                               93,450

Accumulated benefit obligation                            2,376,810       1,673,041
Effect of projected future compensation levels                            1,060,916

Projected benefit obligation                              2,376,810       2,733,957
Plan assets at fair value                                (2,135,771)     (1,847,424)

Projected benefit obligation in excess of plan assets       241,039         886,533
Unrecognized net loss                                       (39,909)       (454,698)
Unrecognized prior service cost                                             164,356
Unrecognized initial net asset                               39,909          45,610

Accrued pension cost recognized in the consolidated
  balance sheets at December 31                           $ 241,039       $ 641,801

Net pension cost for 1996, 1995, and 1994 included the following components:

                                                        1996          1995          1994
Service cost - Benefits earned during the period      $ 96,743     $ 106,837     $ 109,806
Interest cost on projected benefit obligation          164,023       182,025       176,324
Actual return on plan assets                          (218,324)     (301,671)       70,439
Net amortization and deferral                           83,638       203,524      (173,444)

Net periodic pension cost                            $ 126,080     $ 190,715     $ 183,125

The following assumptions were used in determining the 1996, 1995, and 1994 projected benefit obligation:

                                                   1996      1995      1994
Discount rate                                      5.50%     7.00%     7.00%
Rate of increase in future compensation levels     0.00%     3.50%     3.50%
Expected long-term rate of return on assets        7.00%     7.00%     7.00%

Contributions to the Company's profit-sharing plan are based on achieving desired profitability and the Board of Directors' authorization. For the years ended December 31, 1996, 1995 and 1994, the amount of the profit-sharing expense was $394,036, $358,294, and $306,029, respectively.

NOTE 13 - STOCK OPTIONS

Under the terms of existing stock option plans, shares of unissued common stock are reserved for options to officers and key employees of the Company at prices not less than the fair market value of the shares at the date of the grant. Options expire no later than approximately five years from the date of the grant.

At December 31, 1996, options outstanding are as follows:

               NUMBER OF SHARES        Option Price
         OUTSTANDING    EXERCISABLE*    PER SHARE
          5,395           5,395           10.75
          4,361           4,361           14.00
          3,834           3,834           16.00
          3,282           3,282           19.50

         16,872          16,872

*Options can be exercised only between the fourth and fifth anniversaries of the date of grant.

For the years ended December 31, 1994, 1995 and 1996, options exercised were as follows:
[CAPTION]

            Year                                   Price at Which
          Exercised            Shares                 Exercised
           1994                6,396                       7.93
           1995                7,430                       8.37
           1996                8,079                       9.29

As of December 31, 1996, 67,619 shares of common stock remain reserved for future grants under option plans approved by the shareholders. The options outstanding reflect the stock split effected in the form of a 100 percent stock dividend issued May 8, 1995.

The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                          1996           1995
       Net income                     $ 3,271,628     $ 2,869,728

       Earnings per share             $      1.75     $      1.54


NOTE 14 - CAPITAL REQUIREMENTS

Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8 percent. Of the 8 percent required, half must be comprised of core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3 percent Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4 percent to 5 percent.

The subsidiary bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's actual capital amounts and ratios as of December 31, 1996, are presented in the table.

                                                                                                  To Be Well
                                                                                                Capitalized Under
                                                                     For Capital                Prompt Corrective
                                        ACTUAL                    ADEQUACY PURPOSES              ACTION PROVISIONS
                                  AMOUNT      RATIO              AMOUNT        RATIO           AMOUNT         RATIO
Total capital (to risk
  weighted assets)            $ 26,852,000     15.8%         $ 13,610,000      Less Than         $ 17,012,000     Less Than
                                                                               or Equal to                        or Equal to
                                                                                   8.0%                               10.0%

Tier I capital (to risk
  weighted assets)            $ 24,821,000     14.6%         $  6,805,000      Less Than         $ 10,207,000     Less Than
                                                                               or Equal to                        or Equal to
                                                                                   4.0%                                6.0%

Tier I capital (to average
  assets)                     $ 24,821,000     10.0%         $  9,923,000      Less Than         $ 12,403,000     Less Than
                                                                               or Equal to                        or Equal to
                                                                                   4.0%                                5.0%

The banking subsidiary is restricted by banking regulations from making dividend distributions above prescribed amounts and limited in making loans and advances to the Company. At December 31, 1996, the retained earnings of the subsidiary available for distribution as dividends without regulatory approval was approximately $5,575,000.

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board has issued three statements concerning financial instruments. SFAS No. 105 requires that certain information be disclosed about financial instruments with off-balance sheet risk and financial instruments with concentrations of credit risk. SFAS No. 107 requires such entities to disclose the fair value of financial instruments. SFAS No. 119 requires certain disclosures for derivative financial instruments. The Company does not presently have nor has it had any derivative type instruments requiring disclosure.

CREDIT RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. These commitments at December 31, 1996 and 1995 are as follows:

                                                          1996             1995
         Commitments to extend credit:
           Fixed rate                                 $ 7,818,893     $ 7,239,494
           Adjustable rate                              7,725,800       5,643,679
         Standby and irrevocable letters of credit:
           Fixed rate                                   1,834,712       1,869,024
           Adjustable rate                                127,486         127,486
         Credit card commitments                        3,757,219       2,927,468


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.
Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The commitments are structured to allow for 100 percent collateralization on all standby letters of credit.

Credit card commitments are commitments on credit cards issued by the Company and serviced by Elan Financial Services. These commitments are unsecured.

COMMITMENTS

As of December 31, 1996, the Company was committed for additions to property and equipment totaling approximately $500,000.

CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

CONCENTRATION OF CREDIT RISK

The Company grants residential, commercial, agricultural and consumer loans predominantly in central Wisconsin. There were no significant concentrations of credit to any one debtor or industry group. It is felt that the diversity of the local economy will prevent significant losses in the event of an economic downturn.

CONCENTRATION OF DEPOSITS AND INTEREST RISK

Interest-bearing deposits include $17,145,518 and $16,370,000 of certificates of deposit in denominations of $100,000 or more at December 31, 1996 and 1995, respectively.

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments:

  CASH AND SHORT-TERM INVESTMENTS: The carrying amounts reported in the balance sheets for cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold approximate the fair value of these assets.

  INVESTMENT SECURITIES: Fair values are based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

  LOANS: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, residential mortgage, and other consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company's repayment schedules for each loan classification. In addition, for impaired loans, marketability and appraisal values for collateral were considered in the fair value determination. The carrying amount of accrued interest approximates its fair value.

  DEPOSIT LIABILITIES: The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW accounts and money market accounts, is equal to the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate reflects the credit quality and operating expense factors of the Company.

  SHORT-TERM BORROWINGS: The carrying amount reported in the consolidated balance sheets for short-term borrowings approximates the liabilities fair value.

  LONG-TERM BORROWINGS: The fair values of the Company's long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

  OFF-BALANCE SHEET INSTRUMENTS: The fair value of commitments would be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present credit worthiness of the counter parties. Since this amount is immaterial, no amounts for fair value are presented.

The following table presents information for financial instruments:

                                          At December 31, 1996               At December 31, 1995
                                        Carrying        Estimated          Carrying        Estimated
                                         Amount         Fair Value           Amount        Fair Value
Financial assets:
  Cash and short-term investments     $ 13,745,119     $ 13,745,119     $ 10,703,790     $ 10,703,790
  Investment securities                 57,164,723       57,164,723       55,280,506       55,280,506
  Net loans                            172,931,111      172,707,916      170,842,094      171,583,715

Financial liabilities:
  Deposits                             202,412,107      202,744,292      192,144,406      192,827,791
  Short-term borrowings                 14,671,264       14,671,264       21,386,623       21,386,623
  Long-term borrowings                   5,400,000        5,332,141        4,000,000        3,945,872


  LIMITATIONS: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment, other assets and other liabilities. In addition, the tax ramifications related to the realization of the unrealized gains or losses can have a significant effect on fair value estimates and have not been considered in the estimates.

NOTE 17 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

                               BALANCE SHEETS
                         DECEMBER 31, 1996 AND 1995

                                   ASSETS
                                              1996            1995
Cash and due from banks                   $ 4,233,106     $ 2,418,287
Investment in subsidiary bank              21,363,648      21,011,191
Premises and equipment - Net                  138,386         244,537
Other assets                                   80,814         166,232

Total assets                             $ 25,815,954    $ 23,840,247


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities                                $   91,323        $  90,289

Total stockholders' equity                       25,724,631       23,749,958

Total liabilities and stockholders' equity     $ 25,815,954     $ 23,840,247


                            STATEMENTS OF INCOME
                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                        1996           1995           1994
Income:
   Dividends from subsidiary                       $ 2,800,000     $ 2,600,000     $ 2,500,000
   Interest                                            145,271          63,228          10,570
   Management and service fees                         182,250         165,000         165,988
   Other                                                 5,116          72,032           5,115

     Total income                                    3,132,637       2,900,260       2,681,673

Expenses:
   Salaries and benefits                                55,142          81,583          90,340
   Interest                                                             14,802          28,585
   Other                                               286,251         295,804         309,906

     Total expenses                                    341,393         392,189         428,831

Income before income taxes and equity in
  undistributed net income of subsidiaries           2,791,244       2,508,071       2,252,842
Income tax benefit                                       2,952          31,231          84,008

Net income before equity in undistributed
  net income of subsidiaries                         2,794,196       2,539,302       2,336,850
Equity in undistributed net income of subsidiaries     482,245         341,559         341,271

Net income                                         $ 3,276,441     $ 2,880,861     $ 2,678,121


                          STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                        1996             1995            1994
Increase (decrease) in cash and due from banks:
   Cash flows from operating activities:
     Net income                                                     $ 3,276,441     $ 2,880,861     $ 2,678,121
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Provision for depreciation, amortization and accretion           169,077         176,382         187,841
       Net loss on disposal of fixed assets                                               4,935           1,294
       Equity in undistributed net income of subsidiaries              (482,245)       (341,559)       (341,271)
       Changes in operating assets and liabilities:
         Accrued expenses                                                 1,034        (587,371)         28,855
         Other assets                                                    55,042         376,683         154,179

   Net cash provided by operating activities                          3,019,349       2,509,931       2,709,019

   Cash flows from investing activities:
     Insurance agency merger                                                                            152,676
     Capital expenditures                                               (32,550)       (178,134)        (25,483)
     Proceeds from sale of fixed assets                                                   4,937          34,495

   Net cash provided by (used in) investing activities                  (32,550)       (173,197)        161,688

   Cash flows from financing activities:
     Proceeds from exercise of stock options                             75,057          63,055          50,689
     Repayment of long-term debt                                                       (335,000)       (900,000)
     Dividends paid                                                  (1,247,037)     (1,074,801)       (738,025)

   Net cash used in financing activities                             (1,171,980)     (1,346,746)     (1,587,336)

Net increase in cash and due from banks                               1,814,819         989,988       1,283,371
Cash and due from banks at beginning                                  2,418,287       1,428,299         144,928

Cash and due from banks at end                                      $ 4,233,106     $ 2,418,287     $ 1,428,299


                    STATEMENTS OF CASH FLOWS (Continued)
                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                1996      1995       1994
Supplemental cash flow information:
   Cash paid during the year for:
     Interest                                 $               $  16,103     $   36,408
     Income taxes                               1,475,025      1,430,025     1,388,888

Noncash investing and financing activity:
   Effective December 31, 1994, MW Premier Insurance Agency, Inc., a wholly-owned subsidiary, was merged into the Company and the corporation dissolved. Current insurance sales operate as a department of the subsidiary bank.

                ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
                       ACCOUNTANTS ON ACCOUNTING AND
                           FINANCIAL DISCLOSURE


     None

                                 PART III


       ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors is incorporated in this Form 10-K by this reference to the table on pages 3 and 4 of registrant's 1997 Proxy Statement dated March 28, 1997 (the "1997 Proxy Statement") under the caption "Elections of Directors". Information relating to executive officers is found in Part I, page 5 of this Form 10-K. No information required under Rule 405 of Regulation S-K is contained herein or incorporated by reference from the 1997 Proxy Statement.


                     ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive and director compensation is incorporated in this Form 10-K by this reference to the registrant's 1997 Proxy Statement under (1) the caption "Executive Officer Compensation," pages 7 through the material immediately preceding the subcaption "Committees' Report on Executive Compensation Policies" on page 10, (2) the material under the subcaption "Personnel Committee Interlocks and Insider Participation", page 13, and (3) the material under the subcaption "Director Compensation", page 5.


            ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

     Information relating to security ownership of certain beneficial owners is incorporated in this Form 10-K by this reference to the registrant's 1997 Proxy Statement under the caption "Beneficial Ownership of Common Stock," pages 5 and 6.


         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions is incorporated in this Form 10-K by this reference to the registrant's 1997 Proxy Statement under the caption "Certain Relationships and Related Transactions," page 15.

                                  PART IV


                 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT
                    SCHEDULES, AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS

          DESCRIPTION                                               PAGE

     MID-WISCONSIN FINANCIAL SERVICES, INC.
     CONSOLIDATED FINANCIAL STATEMENTS

       Accountants' Report                                            29

       Consolidated Balance Sheets                                    30

       Consolidated Statements of Income                              31

       Consolidated Statements of Changes in Stockholders' Equity     32

       Consolidated Statements of Cash Flows                          33

       Notes to Consolidated Financial Statements                     35


(B)  REPORTS ON FORM 8-K

     None

(C)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:
                                                            Incorporated
     EXHIBIT NO. AND DESCRIPTION                                EXHIBIT

     (3)  Articles of Incorporation and Bylaws
          (a)  Articles of Incorporation, as amended           3 (a)(1)
          (b)  Bylaws, as amended September 20, 1995           3 (b)(1)
     (4) Instruments defining the rights of security holders, including indentures
            (a)  Articles of Incorporation and
                 Bylaws (See (3)(a) and (b))

EXHIBIT NO. AND DESCRIPTION                                     Incorporated
                                                                    EXHIBIT
(10) Material contracts:
        **(a)  Mid-Wisconsin Bank
                 Senior Officer Incentive Bonus Plan (1996-1997)
        **(b)  Mid-Wisconsin Financial Services, Inc.
                 1991 Employee Stock Option Plan                    10 (b)(1)
        **(c)  Mid-Wisconsin Financial Services, Inc.
                 Directors' Deferred Compensation Plan              10 (a)(2)
        **(d)  Executive Officer Employment and Severance
                 Agreement                                          10 (a)(3)
        **(e)  1996 Executive Officer Bonus Plan
(22)  Subsidiaries of the registrant                                21 (1)
(27) Financial Data Schedule

     **Denotes Executive Compensation Plans and Arrangements

     Where exhibit has been previously filed and is incorporated herein by reference, exhibit numbers set forth herein correspond to the exhibit numbers where such exhibit can be found in the following reports of the registrant (Commission File No. 0-18542) filed with the Securities and Exchange Commission:

     (1) Form 10-K for the year ended December 31, 1995, as filed with the Commission on March 26, 1996, Commission File No. 0-18542.
     (2) Form 10-K for the year ended December 31, 1992, as filed with the Commission on March 30, 1993, Commission File No. 0-18542.
     (3) Form 10-Q for the quarterly period ended March 31, 1996, as filed with the Commission on May 14, 1996, Commission File No. 0-18542.

     The exhibits listed above are available upon request in writing to Ruth M. Zuleger, Secretary, Mid-Wisconsin Financial Services, Inc., 132 West State Street, Medford, Wisconsin 54451.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1994, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 1997.

                                     MID-WISCONSIN FINANCIAL SERVICES, INC.

                                      James R. Peterson
                                      James R. Peterson, Chairman of the Board

                                      Ruth M. Zuleger
                                      Ruth M. Zuleger, Treasurer
                                     (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 15, 1997, and in the capacities indicated.

Ronald D. Isaacson                            Gene C. Knoll
Ronald D. Isaacson,  Vice  President          Gene C. Knoll,  President  and
and a Director                                Chief Executive Officer
                                             (Principal   Executive  Officer
                                              and a Director)

Jack E. Wild                                  Norman A. Hatlestad
Jack E. Wild, Director                        Norman A. Hatlestad, Director

James N. Dougherty
James N. Dougherty, Director                  Roger B. Olson, Director

James F. Melvin                               Fred J. Schroeder
James F. Melvin, Director                     Fred J. Schroeder, Director

Kurt D. Mertens                               John P. Selz
Kurt D. Mertens, Director                     John P. Selz, Director

                                              Lucille T. Brandner
                                              Lucille T. Brandner, Controller
                                             (Principal Accounting Officer)

          EXHIBIT INDEX<dagger>
                    TO
                FORM 10-K
                    OF
  MID-WISCONSIN FINANCIAL SERVICES, INC.
  FOR THE PERIOD ENDED DECEMBER 31, 1996
 Pursuant to Section 102(d) of Regulation
                   S-T
     (17 C.F.R. <section>232.102(d))



EXHIBIT 10 - MATERIAL CONTRACTS*

(a)  Mid-Wisconsin Bank Senior Officer Incentive Bonus Plan (1997-1998)
(e)  1996 Executive Officer Bonus Plan


     *Exhibit represents executive compensation plan or arrangement.


EXHIBIT 27 - FINANCIAL DATA SCHEDULE


      <dagger>EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K WHICH HAVE
      BEEN PREVIOUSLY FILED AND ARE INCORPORATED BY REFERENCE ARE SET FORTH IN PART IV, ITEM 14 ( OF THE FORM 10-K TO WHICH THIS EXHIBIT INDEX RELATES.