Form 10-Q
period 1997-03-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 1997-05-14
CIK 785024

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                          OR

{ }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

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


Yes     X          No

As of March 31, 1997 there were 1,865,369 shares of $.10 par value common stock outstanding.

              MID-WISCONSIN FINANCIAL SERVICES, INC.


                               INDEX


PART  I.  FINANCIAL INFORMATION                                       PAGE

     Item 1. Financial Statements

             Consolidated Balance Sheets
             March 31, 1997 and December 31, 1996                      3

             Consolidated Statements of Income
             Three Months Ended March 31, 1997 and March 31, 1996      4

             Consolidated Statements of Cash Flows
             Three months Ended March 31, 1997 and March 31, 1996      5

             Notes to Consolidated Financial Statements               6-10

     Item 2. Management's Discussion and Analysis of
             Financial Conditions and Results of
             Operations                                              11-13


PART  II.  OTHER INFORMATION

     Item 6. Exhibits and Reports of Form 8-K                         14

             Signatures                                               15

             Exhibit Index                                            16

              PART I         FINANCIAL INFORMATION

Item 1.    Financial Statements



                 MID-WISCONSIN FINANCIAL SERVICES, INC.
                            and Subsidiary
                      CONSOLIDATED BALANCE SHEETS


                                                               March 31, 1997   December 31, 1996
                  ASSETS
Cash & cash equivalents                                         $ 12,338,099    $ 13,734,886
Interest-bearing deposits in other financial institutions             27,227          10,233
Investment securities available for sale -At fair value           57,845,225      57,164,723
Loans held for sale                                                  192,000         120,000
Total loans                                                      171,845,453     174,841,989
   Less - Allowance for credit losses                             (2,030,991)     (2,030,878)
         Net loans                                               169,814,462     172,931,111
Premises and equipment                                             3,936,222       3,906,661
Accrued interest and other assets                                  4,039,212       3,753,670

TOTAL ASSETS                                                    $248,192,447    $251,501,284


           LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest bearing deposits                                   $ 20,714,060    $ 23,083,585
Interest-bearing deposits                                        175,729,778     179,328,522
  Total Deposits                                                 196,443,838     202,412,107

Short-term borrowings                                             15,896,197      14,671,264
Long term borrowings                                               6,400,000       5,400,000
Accrued interest and other liabilities                             3,407,805       3,293,282
     Total Liabilities                                           222,147,840     225,776,653

Stockholders' equity:
  Common stock-Par value $.10 per share:
      Authorized           -  6,000,000 shares in 1997 & 1996
      Issued & outstanding -  1,865,369 shares in 1997               186,537
                           -  1,865,369 shares in 1996                               186,537
Additional paid-In capital                                        12,625,551      12,647,615
Retained earnings                                                 13,263,059      12,714,474
Unrealized gain (loss) on securities available for sale              (30,540)        176,005
     Total Stockholders' Equity                                   26,044,607      25,724,631

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $248,192,447    $251,501,284

The accompanying notes to consolidated financial statements are an integral part of these statements.

             MID-WISCONSIN FINANCIAL SERVICES, INC.
                       and Subsidiary
               CONSOLIDATED STATEMENTS OF INCOME

                                                  Three months ended
                                           March 31, 1997      March 31, 1996
Interest income
  Interest and fees on loans                 $3,971,213          $4,017,982
  Interest on investment securities:
     Taxable                                    824,003             823,910
     Tax-exempt                                  93,243              64,832
  Other interest income                          35,292                 279
Total interest income                         4,923,751           4,907,003

Interest expense
  Deposits-NOW                                  100,897             109,019
       MMD                                      367,594             240,521
       Savings                                  112,860             117,372
       CDs & IRAs                             1,487,041           1,461,507
  U.S. Repurchase agreements                    180,807             252,387
  Long-term borrowings                           79,722              49,140
Total interest expense                        2,328,921           2,229,946

Net Interest income                           2,594,830           2,677,057
Provision for credit losses                      30,000              60,000

Net interest income after provision
  for credit losses                           2,564,830           2,617,057

Other income:
  Service fees                                  149,411             142,975
  Insurance commissions                           9,683              17,715
  Trust Service fees                            109,454              92,887
  Other fee income                              129,078             111,314
  Net security gains                                  0             (24,599)
  Other operating income                         29,068              18,465
Total other income                              426,694             358,757

Operating expenses:
  Salaries                                      690,147             716,384
  Employee Benefits                             272,008             264,367
  Net occupancy expense                         328,248             349,825
  FDIC expense                                    5,729                 500
  Other operating expense                       426,401             405,458
Total operating expenses                      1,722,533           1,736,534

Income before income taxes                    1,268,991           1,239,280

Provision for income taxes                      440,323             433,532

Net income                                     $828,668            $805,748

    Earnings per share                           $0.44               $0.43

The accompanying notes to consolidated financial statements are an integral part of these statements.

             MID-WISCONSIN FINANCIAL SERVICES, INC.
                      and Subsidiary
             CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three Months Ended March 31, 1997 and 1996


                                                                                   1997             1996
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities:
     Net income                                                                $ 828,668         $ 805,748
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for depreciation amort & accretion                             194,500           182,912
        Provision for loan losses                                                 30,000            60,000
        (Gain) Loss  on sale of investment securities                                               24,610
        (Gain) Loss on equipment disposals                                                            (976)
        Changes in operating assets and liabilities:
          Other assets                                                          (202,477)         (198,772)
          Other liabilities                                                      115,792           323,860
  Net cash provided by operating activities                                      966,483         1,197,382
  Cash flows from investing activities:
     Proceeds from sale:
         Available for Sale Investment Securities                                                1,000,500
     Proceeds from Maturities:
         Available for sale Investment Securities                              1,100,744         5,579,493
     Payment for purchases:
         Available for sale Investment Securities                             (2,115,170)      (11,483,107)
     Proceeds from sale of loans                                               1,309,600         1,419,200
     Net (increase) decrease in loans                                          1,558,030         4,117,391
     Net (increase) decrease in interest-bearing deposits                         -
        in other institutions                                                    (16,994)            8,338
     Capital expenditures                                                       (169,999)          (60,793)
     Proceeds from sale of equipment                                                                 1,700
     Proceeds from sale of other real estate                                      16,000
  Net cash used in investing activities                                        1,682,212           582,722
  Cash flows from financing activities:
     Net increase (decrease) in deposits                                      (5,968,269)       (2,832,800)
     Proceeds from exercise of stock options                                      25,086
     Net increase (decrease) in short-term borrowing                           1,224,933          (693,818)
     Proceeds from issuance of long-term borrowings                            1,000,000
     Payment for repurchase of common stock                                      (47,150)
     Dividends paid                                                             (280,083)         (241,448)
   Net cash provided by financing activities                                  (4,045,483)       (3,768,066)
Net increase (decrease) in cash and cash equivalents                          (1,396,787)       (1,987,962)
Cash and cash equivalents at beginning                                        13,734,886        10,683,544
Cash and cash equivalents at end                                             $12,338,099        $8,695,582

  Supplemental cash flow information:                                            1997                1996
     Cash paid during the year for:
          Interest                                                            $2,368,909        $2,298,405
          Income taxes                                                           $60,025           $65,025
  Supplemental schedule of non-cash investing and financing activities:
          Loans transferred to other real estate                                 $26,072
          Loans charged off                                                      $46,087           $80,280
          Loans made in connection with the disposition of other real
              estate                                                                   0                 0

The accompanying notes to consolidated financial statements are an integral part of these statements.

                MID-WISCONSIN FINANCIAL SERVICES, INC.
                        and Subsidiary
              Notes to Consolidated Financial Statements
                          (Unaudited)


NOTE 1 - GENERAL

     The consolidated balance sheet as of March 31, 1997, and the consolidated statements of income for the three month period ended March 31, 1997 and 1996, and the consolidated statements of cash flows for the three month period ended March 31, 1997 and 1996, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position for the unaudited interim period have been made.

     Mid-Wisconsin is not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources, or operations.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's December 31, 1996, annual report to the Shareholders. The results of operations for the interim period are not necessarily indicative of the results to be expected for the entire year.


NOTE 2 - INVESTMENT SECURITIES

     All investment securities are held as available for sale. The book value and market value of investment securities are summarized as follows:

                   BOOK VALUE and MARKET VALUE
                                             Mar, 31, 1997       Dec. 31, 1996
U.S. Treasury securities and obligations
   of other U.S. Govt agencies & corp          $22,961,913         $23,095,170
Mortgage Backed Securities                      23,876,342          23,838,501
Oblig. to states & political  subdivisions       7,789,146           6,893,312
Corporate Securities                             1,609,260           1,620,370
Equity Securities                                1,608,564           1,717,370
Totals                                         $57,845,225         $57,164,723



     Included in the totals of Investment Securities at March 31, 1997, are unrealized losses of $75,266 on debt securities classified as available for sale. The net of tax unrealized holding loss of $30,540 on securities classified as available-for-sale is reflected in stockholders' equity.

     Securities with an approximate carrying value of $38,716,076 and $37,993,443 at March 31, 1997 and
December 31, 1996, respectively, were pledged primarily to secure public deposits and for other purposes required by law. There are no securities of any one issuer that exceed ten percent of stockholder's equity.

Note 3 - LOANS

     Loans outstanding decreased 1.714% for the three months ended March 31, 1997; decreasing from $174,841,989 at December 31, 1996, to $171,845,453 at March 31, 1997.


     The composition of loans at March 31, 1997, and
December 31, 1996, follows:
                             Mar. 31      % of      Dec. 31      % of
(Dollars in Thousands)         1997      total        1996      total
Commercial and financial     $27,431     15.96%     $26,923     15.40%
Construction Loans               512      0.30%         891      0.51%
Agricultural                  30,150     17.54%      30,869     17.66%
Real estate                  101,844     59.27%     104,002     59.48%
Installment                   11,324      6.59%      11,499      6.58%
Lease financing                  584      0.34%         658      0.38%

Total loans                 $171,845    100.00%    $174,842    100.01%

     The composition of loans in the loan portfolio shows an increase in commercial and financial and a decrease in all other categories at March 31, 1997. The bank is making increased efforts to sell loans in the secondary market which will provide funds for liquidity needs and continue to provide service to customers in its market area.

     Mid-Wisconsin's process for monitoring loan quality includes monthly analysis of delinquencies, non-performing assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment will continue within a reasonable time frame.

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

     The company maintains generally high quality loans.
The following table shows the amount of non-performing assets and other real estate owned as of the dates indicated.



Non-performing loans       Mar. 31   % of total   Dec. 31    % of total
(Dollars in Thousands)       1997       loans       1996        loans
Non-accrual loans          $1,396       0.81%       $847        0.49%
Loans past due 90 days        113       0.07%         36        0.02%
   or more
Restructured loans            256       0.15%        189        0.11%
Total Non-performing
   loans                   $1,765       1.03%     $1,072        0.62%

Other real estate owned       145       0.08%        135        0.08%
Total non-performing
   assets                  $1,910       1.11%     $1,207        0.70%

     Included above are $636,672 of impaired loans
(.370%) in non-accrual status at March 31, 1997. In
addition, there are impaired loans of $267,879  (.156%)
which management has considered in the allowance for credit losses. The average balance of impaired loans during the first three months of 1997 was $860,028. The impaired loans with an aggregate outstanding balance of $904,552 are based on fair value of the collateral of the loans as these loans are collateral dependent.

     Total non-performing assets (loans and other real estate) increased during the three months ended March 31, 1997. As a percentage of total outstanding loans, the non-performing assets increased .42% to 1.11% at March
31, 1997, from .69% at December 31, 1996.

     The aggregate amount of non-performing assets was approximately $1,910,000 and $1,207,000 at March 31,
1997, and December 31, 1996, respectively. Non-performing assets are those which are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. If nonaccrual and renegotiated loans had been current or not troubled, $27,629 of interest income would have been recorded for the three months ended March 31, 1997. Interest income actually collected and recorded was $10,563.

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

     An analysis of the allowance for credit losses for the period ended March 31, 1997, and December 31, 1996 follows:

(Dollars in Thousands)
                                        Mar. 31, 1997     Dec. 31, 1996
Allowance for credit losses at
  beginning of period                        $2,031           $1,836
Provision Charged to Operating Expense           30              400
Recoveries on Loans                              16              107
Loans Charged off                               (46)            (312)

Allowance for losses at end of period        $2,031           $2,031

NOTE 4 - EARNINGS PER SHARE

     Earnings per common share are based upon the weighted average number of common shares outstanding which includes the common stock equivalents applicable to shares issuable under the stock options granted. The weighted number of shares outstanding were 1,872,694 for the three months ended March 31, 1997, and 1,867,383 for the three months ended March 31, 1996.

             SELECTED FINANCIAL DATA




     The following table presents consolidated financial data of Mid-Wisconsin Financial Services, Inc. and subsidiary. This information and the following discussion and analysis should be read in conjunction with other financial information presented elsewhere in this report.

     1997                1996
(Dollars in thousands, except per share amounts) First Fourth Third Second      First
FINANCIAL HIGHLIGHTS:
Earnings and Dividends:
Net interest revenue                    $2,595       $2,656        $2,684        $2,740        $2,677
Provision for credit losses                 30          230            50            60            60
Other operating revenue                    427          824           358           333           359
Other operating expense                  1,723        1,975         1,749         1,714         1,737
Net income                                 829          835           809           827           806
Per common share: (1)
   Net income                             0.44         0.45          0.43          0.44          0.43
   Dividends declared                     0.15         0.28          0.13          0.13          0.13
   Stockholders' equity                  13.96        13.79         13.50         13.15         12.99
Average common shares (000's)            1,873        1,873         1,869         1,868         1,861
Dividend payout ratio                    34.05%       62.57%        29.87%        29.22%        29.97%
Balance Sheet Summary:
At quarter end:
   Loans net of unearned income       $172,037     $174,842      $175,052      $171,067      $167,088
   Assets                              248,172      251,501       249,732       242,302       241,778
   Deposits                            196,444      202,412       192,636       186,124       189,312
   Shareholders equity                  26,039       25,725        25,087        24,442        24,126
Average balances:
   Loans net of unearned income        172,746      173,910       172,682       169,624       169,277
   Assets                              248,951      248,374       246,663       242,561       241,591
   Deposits                            199,176      196,792       197,447       188,347       189,713
   Shareholders equity                  25,862       25,347        24,658        24,183        23,970
Performance Ratios:
Return on average assets                  1.34%        1.34%         1.31%         1.36%         1.34%
Return on average common equity          13.18%       13.18%        13.12%        13.68%        13.45%
Equity to assets                         10.24%        9.94%         9.77%         9.80%         9.68%
Total risk-based capital                 16.33%       15.66%        15.28%        14.83%        14.52%
Net loan charge-offs as a percentage
   of average loans                       0.02%        0.12%        -0.01%         0.02%         0.03%
Nonperforming assets as a percentage
   of loans and other real estate         1.11%        0.69%         0.45%         0.51%         0.61%
Net interest margin                       4.46%        4.67%         4.74%         4.89%         4.81%
Efficiency ratio                         56.29%       56.12%        56.77%        55.06%        56.49%
Fee revenue as a percentage of
   average assets                         0.11%        0.11%         0.11%         0.11%         0.11%
Stock Price Information:
High                                    $25.50       $24.00        $23.00        $22.63        $22.50
Low                                      24.00        23.00         22.63         22.50         19.50
Market value at quarter end (2)          25.50        24.00         23.00         22.63         21.50

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

     Deposits decreased $5,968,269 during the three month period ended March 31, 1997. Non-interest bearing deposits decreased $2,369,525 and interest bearing deposits decreased $3,958,744. The decrease in non-interest bearing deposits follows normal trends for the first quarter of each year. The company's market area continues to be highly rate competitive.

     Loans decreased $2,996,536 during the three month period ended March 31, 1997. The company did not aggressively market new loans, due to the need for liquidity and high funding cost.

     Investments increased $680,502 during the three month period ended March 31, 1997. The increase in investments was used primarily to satisfy pledging requirements for municipal deposits.


LIQUIDITY

     Mid-Wisconsin manages its liquidity to provide
adequate funds to support borrowing requirements and
deposit flow of its customers.  Management views
liquidity as the ability to raise cash at a reasonable
cost or with a minimum of loss and as a measure of
balance sheet flexibility to react to marketplace,
regulatory and competitive changes.  The primary sources
of Mid-Wisconsin's liquidity are marketable assets
maturing within one year.  At March 31, 1997, the
carrying value of debt securities maturing within one
year amounted to $6,989,055 or 12.42% of the total debt
securities portfolio.   Mid-Wisconsin also holds
$1,609,000 in marketable equity securities. Mid-Wisconsin attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin.


CAPITAL RESOURCES

     As of March 31, 1997, shareholders' equity increased
$319,976 to $26,044,607 from $25,724,631 at December 31,
1996. This net increase is due to retention of current year earnings and adjustments for unrealized gains or losses. Net unrealized gains were $176,005 at December
31, 1996, and net unrealized losses were $30,540 at March
31, 1997.

     The primary capital to asset ratio was 10.24% as of March 31, 1997, compared to 9.97% at December 31, 1996.
The company's risk-based capital ratio for Tier 1 (core) amounted to 15.12% and total risk-based capital amounted to 16.33%. This compares to Tier 1 (core) capital of 14.47% and total risk-based capital of 15.66% at December
31, 1996.

RESULTS OF OPERATIONS

     The company's consolidated net income for the three months ended March 31, 1997, increased $22,920 or 2.845% to $828,668 from $805,748 for the three months ended
March 31, 1996. Net interest income decreased $82,227 during the three months ended March 31, 1997, over the three months ended March 31, 1996. Pricing of loans and deposits remains competitive in the market area.

     Return on average common stockholders' equity amounted to 13.18% for the three months ended March 31, 1997; compared to 13.91% for the three months ended March
31, 1996.

     Return on average assets for the three months ended
March 31, 1997, amounted to 1.34%; compared to 1.34% for the three months ended March 31, 1996.

     Net earnings per share amounted to $ .44 per share for the three months ended March 31, 1997, compared to $ .43 for the three months ended March 31, 1996. Cash dividends paid were .15 per share in March 1997 and .13 per share in March 1996.


PROVISION FOR CREDIT LOSSES

     Management determines the adequacy of the allowance for credit losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for credit losses was $30,000 for the three months ended March 31, 1997, and $60,000 for the three months ended March 31, 1996. The allowance for credit losses as a percentage of gross loans outstanding was $2,030,991 or 1.18% of total loans on March 31, 1997, compared to $1,835,591 or 1.10% of total loans on March
31, 1996. Net charge-offs as a percentage of average loans outstanding were .02% during the three months ended
March 31, 1997 compared to .03% for the three months ended March 31, 1996.

     Non-performing loans are reviewed to determine exposure for potential loss within each loan category.
The adequacy of the allowance for credit losses is assessed based on credit quality and other pertinent loan portfolio information. The reserve for credit losses provided strong non-performing loan coverage, decreasing to 115% at March 31, 1997 from 189% at December 31, 1996.
The adequacy of the reserve and the provision for credit losses is consistent with the composition of the loan portfolio and recent credit quality history.


NET INTEREST INCOME

     Net interest income is the most significant component in earnings. For analysis purposes, interest earned on tax exempt assets is adjusted to a fully taxable equivalent basis.

     The net yield on interest earning assets shows the yield for the three months ended March 31, 1997, to be 4.46%; compared to 4.82% for the three months ended March
31, 1996. Decreases in the average rate on earning assets contributed to the decrease in net interest margin. The company is making an effort to increase net interest margin through the strategic pricing of loans and deposits.

     The average rate on earning assets decreased .23% and the average rate on interest bearing liabilities increased .19%. Interest spread decreased .42%.


NON-INTEREST INCOME

     Non-interest income other than net security transactions increased 11.26% to $426,525 during the three months ended March 31, 1997, from $383,356 during the three months ended March 31, 1996. There were no security gains or losses during the three months ended
March 31, 1997, compared to net security losses of $24,999 during the three months ended March 31, 1996.
Fee income on deposit accounts has increased $6,436 to $149,411 during the three months ended March 31, 1997, from $142,975 during the three months ended March 31, 1996. Other fee income increased $17,764, trust service fees increased $16,567, insurance commissions decreased
$8,032, and other operating income increased $10,603.


NON-INTEREST EXPENSE

     Non-interest expenses decreased .81% to $1,722,533 for the three months ended March 31, 1997, from $1,736,534 for the three months ended March 31, 1996.
There are no expenses included in other expenses that exceed 1% of total interest and other income for either
1997 or 1996. The Company is expanding the use of technology throughout its banks in order to provide increased customer service and allow for more efficient consolidation of its operational areas. Mid-Wisconsin has placed emphasis on increased productivity and standardization of programs and procedures throughout all of its locations.


RETIREMENT PLANS

     The Company has terminated the defined benefit pension plan effective January 1, 1997 and has established a new defined contribution pension plan effective January 1, 1997.

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


                                MID-WISCONSIN FINANCIAL SERVICES, INC.



Date          May 9, 1997                    GENE C. KNOLL
                                             Gene C. Knoll, President
                                            (Principal Executive Officer)

Date          May 9, 1997                    LUCILLE BRANDNER
                                             Lucille Brandner, Controller
                                            (Principal Accounting Officer)

EXHIBIT INDEX
PURSUANT TO SECTION 232.102(D), REGULATION S-T

EXHIBIT 27.  Financial Data Schedule