Form 10-Q
period 1997-06-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 1997-08-11
CIK 785024

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30,1997
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

Yes X  No
As of June 30, 1997, there were 1,865,369 shares of $.10 par value commonstock outstanding.

                  MID-WISCONSIN FINANCIAL SERVICES, INC.


                                  INDEX


PART I.  FINANCIAL INFORMATION                                           PAGE

         Item 1. Financial Statements

                 Consolidated Balance Sheets
                 June 30, 1997 and December 31, 1996                        3

                 Consolidated Statements of Income
                 Three Months Ended June 30, 1997 and June 30, 1996
                 and Six Months Ended June 30, 1997 and June 30, 1996       4

                 Consolidated Statements of Cash Flows
                 Six Months Ended June 30, 1997 and June 30, 1996           5

                 Notes to Consolidated Financial Statements               6-10

         Item 2. Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations          11-13

PART II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security
                 Holders                                                   14

         Item 5. Other Information                                         15

         Item 6. Exhibits and Reports of Form 8-K                          16

                 Signatures                                                17

                 Exhibit Index                                             18

            PART I         FINANCIAL INFORMATION

Item 1.    Financial Statements


                MID-WISCONSIN FINANCIAL SERVICES, INC.
                          and Subsidiary
                   CONSOLIDATED BALANCE SHEETS

                                                               June 30, 1997    December 31, 1996
                  ASSETS
Cash & cash equivalents                                         $11,890,362         $13,734,886
Interest-bearing deposits in other
   financial institutions                                            15,237              10,233
Investment securities available
   for sale -At fair value                                       57,320,342          57,164,723
Fed Funds Sold                                                      340,000
Loans held for sale                                                                     120,000
Total loans                                                     180,108,499         174,841,989
   Less - Allowance for credit losses                            (2,045,352)         (2,030,878)
         Net loans                                              178,063,147         172,931,111
Premises and equipment                                            4,242,969           3,906,661
Accrued interest and other assets                                 3,776,989           3,753,670

TOTAL ASSETS                                                   $255,649,046        $251,501,284


    LIABILITIES AND STOCKHOLDERS' EQUITY


Non-interest bearing deposits                                   $22,493,449          $23,083,585
Interest-bearing deposits                                       176,852,870          179,328,522
  Total Deposits                                                199,346,319          202,412,107

Short-term borrowings                                            19,852,359           14,671,264
Long term borrowings                                              6,400,000            5,400,000
Accrued interest and other liabilities                            3,155,825            3,293,282
     Total Liabilities                                          228,754,503          225,776,653

Stockholders' equity:
  Common stock-Par value $.10 per share:
    Authorized          - 6,000,000 shares in 1997 & 1996
    Issued & outstanding- 1,865,369 shares in 1997                  186,537
                        - 1,865,369 shares in 1996                                       186,537
Additional paid-In capital                                       12,625,551           12,647,615
Retained earnings                                                13,926,626           12,714,474
Unrealized gain (loss) on securities available for sale             155,829              176,005
     Total Stockholders' Equity                                  26,894,543           25,724,631

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $255,649,046         $251,501,284

The accompanying notes to consolidated financial statements are an integral part of these statements.

                MID-WISCONSIN FINANCIAL SERVICES, INC.
                             and Subsidiary
                   CONSOLIDATED STATEMENTS OF INCOME

                                              Three months ended                     Six Months Ended
                                        June 30, 1997     June 30, 1996     June 30, 1997    June 30, 1996
Interest income
  Interest and fees on loans              $4,138,359        $4,063,544        8,109,572        8,081,526
  Interest on investment securities:
     Taxable                                 799,666           846,562        1,623,669        1,670,472
     Tax-exempt                              102,299            74,950          195,542          139,782
  Other interest income                       20,851            10,446           56,143           10,725
Total interest income                      5,061,175         4,995,502        9,984,926        9,902,505

Interest expense
  Deposits-NOW                                75,814           103,084          176,711          212,103
       MMD                                   330,016           247,061          697,610          487,582
       Savings                               109,444           120,477          222,304          237,849
       CDs & IRAs                          1,524,101         1,457,450        3,011,142        2,918,957
  U.S. Repurchase agreements                 284,223           278,184          465,030          530,571
  Long-term borrowings                        93,821            49,140          173,543           98,280
Total interest expense                     2,417,419         2,255,396        4,746,340        4,485,342

Net Interest income                        2,643,756         2,740,106        5,238,586        5,417,163
Provision for credit losses                   30,000            60,000           60,000          120,000

Net interest income after provision
  for credit losses                        2,613,756         2,680,106        5,178,586        5,297,163

Other income:
  Service fees                               151,494           144,005          300,905          286,980
  Insurance commissions                        5,588            18,234           15,271           35,949
  Trust Service fees                         118,500            92,761          227,954          185,648
  Other fee income                           149,703           131,698          278,781          243,012
  Net security gains                          14,369           (69,150)          14,369          (93,749)
  Other operating income                     247,692            15,056          276,760           33,521
Total other income                           687,346           332,604        1,114,040          691,361

Operating expenses:
  Salaries                                   747,494           677,654        1,437,641        1,394,038
  Employee Benefits                          266,641           270,083          538,649          534,450
  Net occupancy expense                      319,090           329,295          647,338          679,120
  FDIC expense                                 6,578               500           12,307            1,000
  Other operating expense                    509,344           435,973          935,745          841,431
Total operating expenses                   1,849,147         1,713,505        3,571,680        3,450,039

Income before income taxes                 1,451,955         1,299,205        2,720,946        2,538,485

Provision for income taxes                   508,583           472,159          948,906          905,691

Net income                                  $943,372          $827,046       $1,772,040       $1,632,794

    Earnings per share                         $0.50             $0.44            $0.94            $0.87

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     MID-WISCONSIN FINANCIAL SERVICES, INC.
                                 and Subsidiary
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended June 30, 1997 and 1996

                                                                               1997                1996
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities:
     Net income                                                             $1,772,040          $1,632,793
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for depreciation amort & accretion                           374,793             369,929
        Provision for loan losses                                               60,000             120,000
        (Gain) Loss on sale of investment securities                           (14,186)             93,749
        (Gain) Loss on equipment disposals                                                           1,417
        (Gain) Loss on sale of other real estate                                24,092                 -
        Changes in operating assets and liabilities:
          Other assets                                                        (181,076)           (132,271)
          Other liabilities                                                   (136,188)            148,290
  Net cash provided by operating activities                                  1,899,475           2,233,907
  Cash flows from investing activities:
     Proceeds from sale:
         Available for Sale Investment Securities                              534,836           2,433,730
     Proceeds from Maturities:
         Available for Sale Investment Securities                            5,979,345          13,581,250
     Payment for purchases:
         Available for sale Investment Securities                           (6,687,229)        (17,711,589)
     Proceeds from sale of loans                                             2,088,525           2,683,000
     Net (increase) decrease in loans                                       (7,484,841)         (1,252,473)
     Net (increase) decrease in interest-bearing deposits
        in other institutions                                                   (5,004)             10,957
     Net decrease in Fed Funds Sold                                           (340,000)
     Capital expenditures                                                     (613,370)           (173,366)
     Proceeds from sale of equipment                                                                 2,950
     Proceeds from sale of other real estate                                   250,384
  Net cash used in investing activities                                     (6,277,354)           (425,541)
  Cash flows from financing activities:
     Net increase (decrease) in deposits                                    (3,065,788)         (6,020,426)
     Proceeds from exercise of stock options                                    25,086              19,152
     Net increase (decrease) in short-term borrowing                         5,181,095           2,878,935
     Proceeds from issuance of long-term borrowings                          1,000,000
     Payment for repurchase of common stock                                    (47,150)
     Dividends paid                                                           (559,888)           (483,090)
   Net cash provided by financing activities                                 2,533,355          (3,605,429)
Net increase (decrease) in cash and cash equivalents                        (1,844,524)         (1,797,063)
Cash and cash equivalents at beginning                                      13,734,886          10,683,544
Cash and cash equivalents at end                                           $11,890,362          $8,886,481

  Supplemental cash flow information:                                           1997                1996
     Cash paid during the year for:
          Interest                                                          $4,795,779          $4,619,453
          Income taxes                                                        $875,025            $905,025
  Supplemental schedule of non-cash investing and financing activities:
          Loans transferred to other real estate                              $203,612            $100,000
          Loans charged off                                                   $119,719            $113,424
          Loans made in connection with the disposition of other
              real estate                                                     $181,000                 0

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   MID-WISCONSIN FINANCIAL SERVICES, INC.
                               and Subsidiary
                 Notes to Consolidated Financial Statements
                                 (Unaudited)


NOTE 1 - GENERAL

     The consolidated balance sheet as of June 30, 1997, and the consolidated statements of income for the three month periods ended June30, 1997 and 1996, and the six month periods ended June 30, 1997 and 1996,and the consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position for the unaudited interim period have been made.

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


NOTE 2 - INVESTMENT SECURITIES

     All investment securities are held as available for sale. The book value and market value of investment securities are summarized as follows:

                       BOOK VALUE and MARKET VALUE

                                                June 30, 1997   Dec. 31, 1996
   U.S. Treasury securities and obligations
     of other U.S. Govt agencies & corp           $21,587,941     $23,095,170
   Mortgage Backed Securities                      24,223,859      23,838,501
   Oblig. to states & political  subdivisions       8,655,678       6,893,312
   Corporate Securities                             1,204,350       1,620,370
   Equity Securities                                1,648,514       1,717,370
   Totals                                         $57,320,342     $57,164,723


     Included in the totals of Investment Securities at June 30, 1997, are unrealized gains of $222,681 on debt securities classified as available for sale. The net of tax unrealized holding gain of $155,829 on securities classified as available-for-sale is reflected in stockholders' equity.

     Securities with an approximate carrying value of $35,397,049 and $37,993,443 at June 30, 1997 and December 31, 1996, respectively, were pledged primarily to secure public deposits and for other purposes required by law. There are no securities of any one issuer that exceed ten percent of stockholder's equity.

Note 3 - LOANS

     Loans outstanding increased 3.012% for the six months ended June 30, 1997; increasing from $174,841,989 at December 31, 1996, to $180,108,499 at
June 30, 1997.

     The composition of loans at June 30, 1997, and December  31, 1996, follows:
                                    June 30     % of      Dec. 31      % of
(Dollars in Thousands)                1997      total       1996       total
Commercial and financial            $28,067     15.58%     $26,923     15.40%
Construction Loans                    1,110      0.61%         891      0.50%
Agricultural                         32,252     17.91%      30,869     17.66%
Real estate                         106,316     59.03%     104,002     59.48%
Installment                          11,830      6.57%      11,499      6.58%
Lease financing                         533      0.30%         658      0.38%

Total loans                        $180,108    100.00%    $174,842     100.01%

     The composition of loans in the loan portfolio shows an increase in all categories except lease financing at June 30, 1997. The bank is continuing its efforts to sell loans in the secondary market which will provide funds for liquidity needs and continue to provide service to customers in its market area.

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

Non-performing loans               June 30   % of total   Dec. 31   % of total
(Dollars in Thousands)               1997       loans       1996      loans
Non-accrual loans                     $967       0.54%       $847      0.49%
Loans past due 90 days or more         102       0.06%         36      0.02%
Restructured loans                     248       0.14%        189      0.11%
Total Non-performing loans          $1,317       0.73%     $1,072      0.62%

Other real estate owned                 64       0.04%        135      0.08%
Total non-performing assets         $1,381       0.77%     $1,207      0.70%

     Included above are $435,931 of impaired loans (.242%) in non-accrual status at June 30, 1997. In addition, there are impaired loans of $177,983 (.099%) which management has considered in the allowance for credit losses. The average balance of impaired loans during the first six months of 1997 was $807,852. The impaired loans with an aggregate outstanding balance of $613,914 are based on fair value of the collateral of the loans as these loans are collateral dependent.

     Total non-performing assets (loans and other real estate) increased during the six months ended June 30, 1997. As a percentage of total outstanding loans, the non-performing assets increased .07% to .77% at June 30, 1997, from .70% at December 31, 1996.

     The aggregate amount of non-performing assets was approximately $1,381,000 and $1,207,000 at June 30, 1997, and December 31, 1996, respectively. Non-performing assets are those which are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. If nonaccrual and renegotiated loans had been current or not troubled, $53,812 of interest income would have been recorded for the six months ended June 30, 1997. Interest income actually collected and recorded was $50,840.

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

     An analysis of the allowance for credit losses for the period ended
June 30, 1997, and December 31, 1996 follows:

(Dollars in Thousands)
                                        June 30, 1997     Dec. 31, 1996
Allowance for credit losses at
  beginning of period                         $2,031           $1,836
Provision Charged to Operating Expense            60              400
Recoveries on Loans                               49              107
Loans Charged off                                (95)            (312)

Allowance for losses at end of period         $2,045           $2,031

NOTE 4 - EARNINGS PER SHARE

     Earnings per common share are based upon the weighted average number of common shares outstanding which includes the common stock equivalents applicable to shares issuable under the stock options granted. The weighted number of shares outstanding were 1,872,694 for the three months ended June 30, 1997, and 1,868,358 for the three months ended June 30, 1996.

SELECTED FINANCIAL DATA

     The  following table presents consolidated financial data of Mid-Wisconsin
Financial Services, Inc. and subsidiary.  This information and the following discussion and analysis should be read in conjunction with other financial information presented elsewhere in this report.
(Dollars in thousands,                               1997                               1996
except per share amounts)               Second       First        Fourth        Third         Second
FINANCIAL HIGHLIGHTS:
Earnings and Dividends:
Net interest revenue                    $2,644       $2,595       $2,656       $2,684        $2,740
Provision for credit losses                 30           30          230           50            60
Other operating revenue                    687          427          824          358           333
Other operating expense                  1,849        1,723        1,975        1,749         1,714
Net income                                 943          829          835          809           827
Per common share: (1)
   Net income                             0.50         0.44         0.45         0.43          0.44
   Dividends declared                     0.15         0.15         0.28         0.13          0.13
   Stockholders' equity                  14.42        13.96        13.79        13.50         13.15
Average common shares (000's)            1,873        1,873        1,873        1,869         1,868
Dividend payout ratio                    29.69        34.05%       62.57%       29.87%        29.22%
Balance Sheet Summary:
At quarter end:
   Loans net of unearned income       $180,108     $172,037     $174,842     $175,052      $171,067
   Assets                              255,649      248,172      251,501      249,732       242,302
   Deposits                            199,346      196,444      202,412      192,636       186,124
   Shareholders equity                  26,895       26,039       25,725       25,087        24,442
Average balances:
   Loans net of unearned income        176,480      172,746      173,910      172,682       169,624
   Assets                              250,278      248,951      248,374      246,663       242,561
   Deposits                            192,570      199,176      196,792      197,447       188,347
   Shareholders equity                  26,133       25,862       25,347       24,658        24,183
Performance Ratios:
Return on average assets                  1.51%        1.34%        1.34%        1.31%         1.36%
Return on average common equity          14.43%       12.82%       13.18%       13.12%        13.68%
Equity to assets                         10.28%       10.24%        9.94%        9.77%         9.80%
Total risk-based capital                 16.14%       16.33%       15.66%       15.28%        14.83%
Net loan charge-offs as a percentage
   of average loans                       0.03%        0.02%        0.12%       -0.01%         0.02%
Nonperforming assets as a percentage
   of loans and other real estate         0.77%        1.11%        0.69%        0.45%         0.51%
Net interest margin                       4.61%        4.46%        4.67%        4.74%         4.89%
Efficiency ratio                         54.22%       56.29%       56.12%       56.77%        55.06%
Fee revenue as a percentage of
   average assets                         0.11%        0.11%        0.11%        0.11%         0.11%
Stock Price Information:
High                                    $25.50        $25.50       $24.00      $23.00        $22.63
Low                                      25.00         24.00        23.00       22.63         22.50
Market value at quarter end (2)          25.00         25.50        24.00       23.00         22.63

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

     Deposits decreased $3,065,788 during the six month period ended
June 30, 1997. Non-interest bearing deposits decreased $590,136 and interest bearing deposits decreased $2,475,652. The company's market area continues to be highly rate competitive. The Bank will be finalizing the acquisition of two branches in September 1997 and will increase deposits by approximately $20,000,000.

     Loans increased $5,266,510 during the six month period ended June 30, 1997. The company became more aggressive in acquiring new loans.

     Investments increased $155,619 during the six month period ended June
30,  1997.   The company's policy is to provide funds for loans in the
communities it services, increases in the investment portfolio are made to satisfy pledging requirements for municipal deposits and to provide higher earnings than could be obtained from short term fed funds.


LIQUIDITY

     Mid-Wisconsin manages its liquidity to provide adequate funds to support borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. The primary sources of Mid-Wisconsin's liquidity are marketable assets maturing within one year. At June 30, 1997, the carrying value of debt securities maturing within one year amounted to $4,913,561 or 8.826% of the total debt securities portfolio. Mid-Wisconsin also holds $1,648,514 in marketable equity securities. Mid-Wisconsin attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin.


CAPITAL RESOURCES

     As of June 30, 1997, shareholders' equity increased $1,169,912 to $26,894,543 from $25,724,631 at December 31, 1996. This net increase is due to retention of current year earnings and adjustments for unrealized gains or losses. Net unrealized gains were $155,829 at June 30, 1997 and $176,005 at December 31, 1996.

     The primary capital to asset ratio was 10.28% as of June 30, 1997, compared to 9.97% at December 31, 1996. The company's risk-based capital ratio for Tier 1 (core) amounted to 14.97% and total risk-based capital amounted to 16.14%. This compares to Tier 1 (core) capital of 14.47% and total risk-based capital of 15.66% at December 31, 1996.

RESULTS OF OPERATIONS

     The company's consolidated net income for the three months ended June
30, 1997, increased $116,326 or 14.065% to $943,372 from $827,046 for the three months ended June 30, 1996. The increase included income of $241,039 resulting from the curtailment of the company's defined benefit pension plan which was paid out on June 30, 1997. Net interest income decreased $96,350 during the three months ended June 30, 1997, over the three months ended June 30, 1996. Pricing of loans and deposits remains competitive in the market area.

     Return on average common stockholders' equity amounted to 14.43% for the three months ended June 30, 1997; compared to 13.68% for the three months ended June 30, 1996.

     Return on average assets for the three months ended June 30, 1997, amounted to 1.51%; compared to 1.36% for the three months ended June 30, 1996.

     Net earnings per share amounted to $.50 per share for the three months ended June 30, 1997, compared to $.44 for the three months ended June 30, 1996. Cash dividends paid were .15 per share in June 1997 and .13 per share in June 1996.


PROVISION FOR CREDIT  LOSSES

     Management determines the adequacy of the allowance for credit losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for credit losses was $30,000 for the three months ended
June 30, 1997, and $60,000 for the three months ended June 30, 1996. The allowance for credit losses as a percentage of gross loans outstanding was $2,045,352 or 1.14% of total loans on June 30, 1997, compared to $2,030,878 or 1.16% of total loans on December 31, 1996. Net charge-offs as a percentage of average loans outstanding were .03% during the three months ended
June 30, 1997 compared to .02% for the three months ended June 30, 1996.

     Non-performing loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for credit losses is assessed based on credit quality and other pertinent loan portfolio information. The reserve for credit losses continues to provide strong non-performing loan coverage, decreasing to 155% at June 30, 1997 from 189% at
December 31, 1996.   The adequacy of the reserve and the provision for credit
losses is consistent with the composition of the loan portfolio and recent credit quality history.


NET INTEREST INCOME

     Net interest income is the most significant component in earnings. For analysis purposes, interest earned on tax exempt assets is adjusted to a fully taxable equivalent basis.

     The net yield on interest earning assets shows the yield for the three months ended June 30, 1997, to be 4.61%; compared to 4.90% for the three months ended June 30, 1996. Decreases in the average rate on earning assets along with increases in the average rate on interest bearing liabilities contributed to the decrease in net interest margin. The company is making an effort to increase net interest margin through the strategic pricing of loans and deposits.
<PAGE.

     The average rate on earning assets decreased .13% and the average rate on interest bearing liabilities increased .19%. Interest spread decreased .32%.

NON-INTEREST INCOME

     Non-interest income, other than net security transactions and income from pension plan curtailment, increased 7.51% to $431,938 during the three months ended June 30, 1997, from $401,754 during the three months ended
June 30, 1996.  Security gains were $14,369 during the three months ended
June 30, 1997 and security losses were $69,150 during the three months ended June 30, 1996. Income from the curtailment of the defined benefit pension plan was $241,039. Fee income on deposit accounts increased $7,489 to $151,494 during the three months ended June 30, 1997, from $144,005 during the three months ended June 30, 1996. Other fee income increased $18,005, trust service fees increased $25,739, insurance commissions decreased $12,646, and other operating income decreased $8,403.


NON-INTEREST EXPENSE

     Non-interest expenses increased 7.916% to $1,849,147 for the three months ended June 30, 1997, from $1,713,505 for the three months ended June 30, 1996. The increase in expenses is due in part to the start up costs associated with the opening of the new branch office in Phillips, WI scheduled for August 4, 1997. There are no expenses included in other expenses that exceed 1% of total interest and other income for either 1997 or 1996. The Company is expanding the use of technology throughout its banks in order to provide increased customer service and allow for more efficient consolidation of its operational areas. Mid-Wisconsin has placed emphasis on increased productivity and standardization of programs and procedures throughout all of its locations.


RETIREMENT PLANS

     The Company has terminated the defined benefit pension plan effective January 1, 1997 and has established a new defined contribution pension plan effective January 1, 1997. The final payout of the defined benefit pension plan occurred on June 30, 1997.

Part II  -  Other Information


ITEM 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of the Company was held on April 22, 1997.

     The matters voted upon, including the number of votes cast for, against, or withhold, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:
         Matter       Shares

1.Election of Directors
                                                                                            Broker
                                        For        Against      Withheld       Abstain     Non-Vote
(a)Gene C. Knoll                    1,215,457        N/A          3,428          N/A           0

                                                                                            Broker
                                        For        Against      Withheld       Abstain     Non-Vote
(b)Kurt D. Mertens                  1,213,611        N/A          5,274          N/A           0

                                                                                            Broker
                                        For        Against      Withheld       Abstain     Non-Vote
(c)Fred J. Schroeder                1,215,457        N/A          3,428          N/A           0

                                                                                            Broker
                                        For        Against      Withheld       Abstain     Non-Vote
(d)John P. Selz                     1,215,457        N/A          3,428          N/A           0


2.Approval of appointment of                                                                Broker
independent auditors for year           For        Against      Withheld       Abstain     Non-Vote
ending December 31, 1997            1,216,604         50            N/A         2,231          0

ITEM 5.  Other Information

     Beginning August 4, 1997, Mid-Wisconsin Bank will officially open its branch office in Phillips, WI. The office will be open Monday through Saturday for lobby and drive up activities.

     The new facility is a 5000 square foot full service banking office. The location will feature four teller windows, private offices, safe deposit boxes, drive-up services and a 24-hour Automated Teller Machine.

     The bank also announced it's intention to expand into Rhinelander, WI and Lake Tomahawk, WI through the purchase of branches in those communities from Marshall & Ilsley Corporation's M & I Merchants Bank.

     The acquisition of the Rhinelander and Lake Tomahawk branches is expected to be completed in September. The acquisition is subject to regulatory approval and satisfaction of the terms and conditions set forth in the agreement.

     The acquisition will expand Mid-Wisconsin's market area into Oneida County. These branches are being sold by Marshall & Ilsley Corporation to meet regulatory requirements necessary to complete the purchase of Security Bank SSB. The addition of these two locations will increase the company's assets by about $20 million.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 of Regulation S-K

     The following exhibits are filed as part of this quarterly report on Form 10-Q. Exhibits incorporated by reference are indicated by footnote reference to to the incorporated filing.

                                                  Incorporated
         Exhibit No. and Description              Exhibit<dagger>
         (3) Articles of Incorporation and Bylaws
                 (a) Articles of Incorporation, as amended           3 (a) (1)
                 (b) Bylaws, as amended September 20, 1995           3 (b) (1)
         (4) Instruments defining the rights of security
             holders, including indentures
                 (a) Articles of Incorporation and
                         Bylaws (See(3)(a) and (b))
         (10) Material contracts:
               **(a) Mid-Wisconsin Bank
                       Senior Officer Incentive Bonus Plan
                       (1996-1997)                                  10 (a) (2)
               **(b) Mid-Wisconsin Financial Services, Inc.
                       1991 Employee Stock Option Plan              10 (b) (1)
               **(c) Mid-Wisconsin Financial Services, Inc.
                       Directors' Deferred Compensation Plan        10 (a) (3)
               **(d) Executive Officer Employment and Severance
                     Agreement                                      10 (a) (4)
               **(e) 1996 Executive Officer Bonus Plan
         (22) Subsidiaries of the registrant                        21 (1)
         (27) Financial Data Schedule

         **Denotes Executive Compensation Plans and Arrangements

         <dagger>Where exhibit has been previously filed and is incorporated herein by reference, exhibit numbers set forth herein correspond to the exhibit numbers where such exhibit can be found in the following reports of the registrant (Commission File No. 0-18542) filed with the Securities and Exchange Commission:

         (1) Form 10-K for the year ended December 31, 1995, as filed with the Commission on March 26, 1996.
         (2) Form 10-K for the year ended December 31, 1996, as filed with the Commission on March 26, 1997.
         (3) Form 10-K for the year ended December 31, 1992, as filed with the Commission on March 30, 1993.
         (4) Form 10-Q for the quarter period ended March 31, 1996, as filed with the Commission on May 14, 1996.

(b) No reports on Form 8-k have been filed during the quarter for which this Form 10-Q is filed.

          SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MID-WISCONSIN FINANCIAL SERVICES, INC.


Date   August  8,  1997                          GENE C. KNOLL
                                                 Gene C. Knoll, President
                                                (Principal Executive Officer)

Date   August  8,  1997
                                                 LUCILLE BRANDNER
                                                 Lucille Brandner, Controller
                                                (Principal Accounting Officer)

                                     EXHIBIT INDEX
                                           to
                         MID-WISCONSIN FINANCIAL SERVICES, INC.
                           for the period ended June 30, 1997
                       Pursuant to Section 102(d), Regulation S-T
                                 (17 C.F.R. <section>232.102(d))

EXHIBIT 27.  Financial Data Schedule