Form 10-Q
period 1997-09-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 1997-11-13
CIK 785024

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended      SEPTEMBER 30, 1997
                               OR

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

Yes X  No
As of September 30, 1997 there were 1,860,033 shares of $.10 par value commonstock outstanding.



                 MID-WISCONSIN FINANCIAL SERVICES, INC.


     INDEX


PART I.  FINANCIAL INFORMATION                                           PAGE

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  September 30, 1997 and December 31, 1996                 3

                  Consolidated Statements of Income
                  Three Months Ended September 30, 1997 and
                  September 30,  1996 and Nine months Ended
                  September 30, 1997 and September 30,  1996               4

                  Consolidated Statements of Cash Flows
                  Nine months Ended September 30, 1997 and
                  September 30,  1996                                      5

                  Notes to Consolidated Financial Statements             6-10

         Item 2.  Management's Discussion and Analysis of
                  Financial Conditions and Results of Operations        11-13

PART II. OTHER INFORMATION

         Item 5.  Other Information                                       14

         Item 6.  Exhibits and Reports of Form 8-K                        15

                  Signatures                                              16

                  Exhibit Index                                           17

     PART I         FINANCIAL INFORMATION

Item 1.    Financial Statements

                MID-WISCONSIN FINANCIAL SERVICES, INC.
                           and Subsidiary
                      CONSOLIDATED BALANCE SHEETS

                                                              September 30, 1997    December 31, 1996
                  ASSETS
Cash & cash equivalents                                            $12,075,721          $13,734,886
Interest-bearing deposits in other financial institutions               77,485               10,233
Investment securities available for sale -At fair value             54,729,104           57,164,723
Loans held for sale                                                     50,600              120,000
Total loans                                                        183,159,387          174,841,989
   Less - Allowance for credit losses                               (2,029,548)          (2,030,878)
         Net loans                                                 181,129,839          172,931,111
Premises and equipment                                               5,480,981            3,906,661
Accrued interest and other assets                                    5,680,140            3,753,670

TOTAL ASSETS                                                      $259,223,870         $251,501,284


           LIABILITIES AND STOCKHOLDERS' EQUITY


Non-interest bearing deposits                                      $24,907,844          $23,083,585
Interest-bearing deposits                                          178,845,066          179,328,522
  Total Deposits                                                   203,752,910          202,412,107

Short-term borrowings                                               17,929,355           14,671,264
Long term borrowings                                                 6,400,000            5,400,000
Accrued interest and other liabilities                               3,633,481            3,293,282
     Total Liabilities                                             231,715,746          225,776,653

Stockholders' equity:
  Common stock-Par value $.10 per share:
      Authorized           - 6,000,000 shares in 1997 & 1996
      Issued & outstanding - 1,860,033 shares in 1997                  186,003
                           - 1,865,369 shares in 1996                                       186,537
Additional paid-In capital                                          12,466,249           12,647,615
Retained earnings                                                   14,562,898           12,714,474
Unrealized gain (loss) on securities available for sale                292,974              176,005
     Total Stockholders' Equity                                     27,508,124           25,724,631

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $259,223,870         $251,501,284

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    MID-WISCONSIN FINANCIAL SERVICES, INC.
                                 and Subsidiary
                      CONSOLIDATED STATEMENTS OF INCOME

                                                Three months ended                     Nine Months Ended
                                     September 30, 1997   September 30, 1996  September 30, 1997  September 30, 1996
Interest income
  Interest and fees on loans              $4,336,627         $4,102,431         $12,446,199         $12,183,957
  Interest on investment securities:
     Taxable                                 784,526            834,225           2,408,195           2,504,697
     Tax-exempt                              110,107             79,910             305,649             219,692
  Other interest income                        1,328             18,121              57,471              28,846
Total interest income                      5,232,588          5,034,687          15,217,514          14,937,192

Interest expense
  Deposits-NOW                                81,853            100,612             258,564             312,715
       MMD                                   317,418            329,690           1,015,028             817,272
       Savings                               105,155            125,343             327,459             363,192
       CDs & IRAs                          1,578,085          1,485,325           4,589,227           4,404,282
  U.S. Repurchase agreements                 286,615            253,506             751,645             784,077
  Long-term borrowings                        94,852             56,345             268,395             154,625
Total interest expense                     2,463,978          2,350,821           7,210,318           6,836,163

Net Interest income                        2,768,610          2,683,866           8,007,196           8,101,029
Provision for credit losses                   30,000             50,000              90,000             170,000

Net interest income after provision
  for credit losses                        2,738,610          2,633,866           7,917,196           7,931,029

Other income:
  Service fees                               159,475            154,681             460,380             441,661
  Insurance commissions                       14,313             19,013              29,584              54,962
  Trust Service fees                         105,446             93,013             333,400             278,661
  Other fee income                           152,380            140,300             431,344             383,312
  Net security gains                               0            (66,071)             14,186            (159,820)
  Other operating income                      17,377             16,677             294,137              50,198
Total other income                           448,991            357,613           1,563,031           1,048,974

Operating expenses:
  Salaries                                   771,495            763,976           2,209,136           2,158,014
  Employee Benefits                          264,163            250,954             802,812             785,404
  Net occupancy expense                      312,967            431,369             960,305             995,686
  FDIC expense                                 6,212                500              18,519               1,500
  Other operating expense                    430,118            302,234           1,365,863           1,258,468
Total operating expenses                   1,784,955          1,749,033           5,356,635           5,199,072

Income before income taxes                 1,402,646          1,242,446           4,123,592           3,780,931

Provision for income taxes                   486,263            433,543           1,435,169           1,339,234

Net income                                  $916,383            $808,903         $2,688,423          $2,441,697

    Earnings per share                        $0.49               $0.43              $1.44               $1.31

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   MID-WISCONSIN FINANCIAL SERVICES, INC.
                              and Subsidiary
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Nine Months Ended September 30, 1997 and 1996

                                                                               1997                1996
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities:
     Net income                                                            $2,688,424          $2,441,697
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for depreciation amort & accretion                          584,042             586,754
        Provision for loan losses                                              90,000             170,000
        (Gain) Loss  on sale of investment securities                         (14,186)            159,821
        (Gain) Loss on equipment disposals                                        -                   441
        (Gain) loss on sale of other real estate                               26,871                 -
        Changes in operating assets and liabilities:
          Other assets                                                         (7,754)            (30,887)
          Other liabilities                                                   341,469             353,562
  Net cash provided by operating activities                                 3,708,866           3,681,388
  Cash flows from investing activities:
     Proceeds from sale:
         Available for Sale Investment Securities                             534,836           6,555,302
     Proceeds from Maturities:
         Held to maturity
         Available for sale Investment Securities                          10,317,510          13,369,293
     Payment for purchases:
         Available for sale Investment Securities                          (8,225,109)        (22,887,058)
     Proceeds from sale of loans                                            3,847,675           3,859,800
     Net (increase) decrease in loans                                     (12,391,812)         (6,391,543)
     Net (increase) decrease in interest-bearing deposits
        in other institutions                                                 (67,252)              8,750
     Capital expenditures                                                  (2,066,888)           (230,034)
     Proceeds from sale of equipment                                           21,565               2,950
     Proceeds from sale of other real estate                                  309,179                 -
     Premium paid on purchase of deposits                                  (2,224,730)                -
  Net cash used in investing activities                                    (9,945,025)         (5,712,540)
  Cash flows from financing activities:
     Net increase (decrease) in deposits                                    1,340,803             491,522
     Proceeds from exercise of stock options                                   57,104           3,547,460
     Net increase (decrease) in short-term borrowing                        3,258,091            (600,000)
     Proceeds from issuance of long term borrowing                          1,000,000              19,152
     Payment for repurchase of common stock                                  (239,004)                -
     Dividends paid                                                          (840,000)           (724,733)
  Net cash provided by financing activities                                 4,576,994           2,733,401
Net increase (decrease) in cash and cash equivalents                       (1,659,165)            702,249
Cash and cash equivalents at beginning                                     13,734,886          10,683,544
Cash and cash equivalents at end                                          $12,075,721         $11,385,793

  Supplemental cash flow information:                                          1997                1996
     Cash paid during the year for:
          Interest                                                         $7,155,980          $6,970,748
          Income taxes                                                     $1,370,025          $1,395,025
  Supplemental schedule of non-cash investing and financing activities:
          Loans transferred to other real estate                             $203,612            $100,000
          Loans charged off                                                  $148,435            $153,503
          Loans made in connection with the disposition of other
             real estate                                                     $241,752

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    MID-WISCONSIN FINANCIAL SERVICES, INC.
                                and Subsidiary
                  Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - GENERAL

     The consolidated balance sheet as of September 30, 1997, and the consolidated statements of income for the three month periods ended September 30, 1997 and 1996, and the nine month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position for the unaudited interim period have been made.

     The Company is not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources, or operations.

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


NOTE 2 - INVESTMENT SECURITIES

     All investment securities are held as available for sale. The book value and market value of investment securities are summarized as follows:

     BOOK VALUE and MARKET VALUE
                                            September 30, 1997     December 31, 1996
U.S. Treasury securities and obligations
   of other U.S. Govt agencies & corp          $18,246,204            $23,095,170
Mortgage Backed Securities                      23,904,921             23,838,501
Oblig. to states & political  subdivisions       9,520,832              6,893,312
Corporate Securities                             1,697,940              1,620,370
Equity Securities                                1,359,207              1,717,370
Totals                                         $54,729,104            $57,164,723

          Included in the totals of Investment Securities at September 30, 1997, are unrealized gains of $442,808 on debt securities classified as available for sale. The net of tax unrealized holding gain of $292,974 on securities classified as available-for-sale is reflected in stockholders' equity.

     Securities with an approximate carrying value of $32,646,989 and $37,993,443 at September 30, 1997 and December 31, 1996, respectively, were pledged primarily to secure public deposits and for other purposes required by law. There are no securities of any one issuer that exceed ten percent of stockholder's equity.

Note 3 - LOANS

     Loans outstanding increased 4.76% for the nine months ended September 30, 1997; increasing from $174,841,989 at December 31, 1996, to
$183,159,387 at September 30, 1997.

     The composition of loans at September 30, 1997, and December 31, 1996, follows:
                                Sept. 30        % of        Dec. 31       % of
(Dollars in Thousands)             1997        total          1996       total
Commercial and financial         $27,206       14.85%       $26,923       15.40%
Construction Loans                 1,224        0.68%           891        0.50%
Agricultural                      33,907       18.51%        30,869       17.66%
Real estate                      108,201       59.07%       104,002       59.48%
Installment                       12,141        6.63%        11,499        6.58%
Lease financing                      480        0.26%           658        0.38%

Total loans                     $183,159      100.00%      $174,842      100.00%

     The composition of loans in the loan portfolio shows an increase in all categories except lease financing at September 30, 1997. The bank is continuing its efforts to sell loans in the secondary market which will provide funds for liquidity needs and continue to provide service to customers in its market area.

     The Company's process for monitoring loan quality includes monthly analysis of delinquencies, non-performing assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment will continue within a reasonable time frame.

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

Non-performing loans        Sept. 30    % of total  Dec. 31   % of total
(Dollars in Thousands)         1997        loans      1996      loans
Non-accrual loans             $1,021       0.56%       $847       0.49%
Loans past due 90 days            32       0.02%         36       0.02%
   or more
Restructured loans               217       0.12%        189       0.11%
Total Non-performing
   loans                      $1,270       0.69%     $1,072       0.62%

Other real estate owned            3       0.00%        135       0.08%
Total non-performing
   assets                     $1,273       0.70%     $1,207       0.70%


     Included above are $472,448 of impaired loans (.257%) in non-accrual status at September 30, 1997. In addition, there are impaired loans of $143,837 (.079%) which management has considered in the allowance for credit losses. The average balance of impaired loans during the first nine months of 1997 was $763,015. The impaired loans with an aggregate outstanding balance of $616,285 are based on fair value of the collateral of the loans, as these loans are collateral dependent.

     Total non-performing assets (loans and other real estate) increased during the nine months ended September 30, 1997. As a percentage of total outstanding loans, the non-performing assets were .70% at September 30, 1997 and .70% at December 31, 1996.

     The aggregate amount of non-performing assets was approximately $1,273,000 and $1,207,000 at September 30, 1997, and December 31, 1996,
respectively. Non-performing assets are those which are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. If nonaccrual and renegotiated loans had been current or not troubled, $99,267 of interest income would have been recorded for the nine months ended September 30, 1997. Interest income actually collected and recorded was $88,515.

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

     An analysis of the  allowance  for  credit losses for the period ended
September 30, 1997, and December 31, 1996 follows:
(Dollars in Thousands)
                                             Sept. 30, 1997     Dec. 31, 1996
Allowance for credit losses at
  beginning of period                              $2,031            $1,836
Provision Charged to Operating Expense                 90               400
Recoveries on Loans                                    57               107
Loans Charged off                                    (148)             (312)

Allowance for losses at end of period              $2,030             $2,031

NOTE 4 - EARNINGS PER SHARE

     Earnings per common share are based upon the weighted average number of common shares outstanding which includes the common stock equivalents applicable to shares issuable under the stock options granted. The weighted number of shares outstanding were 1,871,260 for the three months ended September 30, 1997, and 1,868,358 for the three months ended September 30, 1996.

                         SELECTED FINANCIAL DATA

     The  following  table  presents  consolidated  financial  data of Mid-
Wisconsin Financial Services, Inc. and subsidiary. This information and the following discussion and analysis should be read in conjunction with other financial information presented elsewhere in this report.


(Dollars in thousands,                                 1997                                        1996
except per share amounts)                 Third       Second       First        Fourth       Third        Second         First
FINANCIAL HIGHLIGHTS:
Earnings and Dividends:
Net interest revenue                     $2,767       $2,644       $2,595       $2,656       $2,684       $2,740        $2,677
Provision for credit losses                  30           30           30          230           50           60            60
Other operating revenue                     449          687          427          824          358          333           359
Other operating expense                   1,785        1,849        1,723        1,975        1,749        1,714         1,737
Net income                                  916          943          829          835          809          827           806
Per common share: (1)
   Net income                              0.49         0.50         0.44         0.45         0.43         0.44          0.43
   Dividends declared                      0.15         0.15         0.15         0.28         0.13         0.13          0.13
   Stockholders' equity                   14.79        14.42        13.96        13.79        13.50        13.15         12.99
Average common shares (000's)             1,871        1,873        1,873        1,873        1,869        1,868         1,861
Dividend payout ratio                     30.57%       29.69%       34.05%       62.57%       29.87%       29.22%        29.97%
Balance Sheet Summary:
At quarter end:
   Loans net of unearned income        $183,159     $180,108     $172,037     $174,842     $175,052     $171,067      $167,088
   Assets                               259,224      255,649      248,172      251,501      249,732      242,302       241,778
   Deposits                             203,753      199,346      196,444      202,412      192,636      186,124       189,312
   Shareholders equity                   27,508       26,895       26,039       25,725       25,087       24,442        24,126
Average balances:
   Loans net of unearned income         181,390      176,480      172,746      173,910      172,682      169,624       169,277
   Assets                               254,216      250,278      248,951      248,374      246,663      242,561       241,591
   Deposits                             195,609      192,570      199,176      196,792      197,447      188,347       189,713
   Shareholders equity                   26,993       26,133       25,862       25,347       24,658       24,183        23,970
Performance Ratios:
Return on average assets                   1.44%        1.51%        1.34%        1.34%        1.31%        1.36%         1.34%
Return on average common equity           13.57%       14.43%       12.82%       13.18%       13.12%        3.68%        13.45%
Equity to assets                          10.30%       10.28%       10.24%        9.94%        9.77%        9.80%         9.68%
Total risk-based capital                  14.72%       16.14%       16.33%       15.66%       15.28%       14.83%        14.52%
Net loan charge-offs as a percentage
   of average loans                        0.05%        0.03%        0.02%        0.12%      -0.01%         0.02%         0.03%
Nonperforming assets as a percentage
   of loans and other real estate          0.70%        0.77%        1.11%        0.69%       0.45%         0.51%         0.61%
Net interest margin                        4.76%        4.61%        4.46%        4.67%       4.74%         4.89%         4.81%
Efficiency ratio                          55.04%       55.75%       56.29%       56.12%      56.77%        55.06%        56.49%
Fee revenue as a percentage of
   average assets                          0.11%        0.11%        0.11%        0.11%       0.11%         0.11%         0.11%
Stock Price Information:
High                                     $27.00       $25.50       $25.50       $24.00      $23.00        $22.63        $22.50
Low                                       25.50        25.00        24.00        23.00       22.63         22.50         19.50
Market value at quarter end (2)           27.00        25.00        25.50        24.00       23.00         22.63         21.50

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

     Deposits increased $1,340,803 during the nine month period ended September 30, 1997. Non-interest bearing deposits increased $1,824,259 and interest-bearing deposits decreased $483,456. The Company's market area continues to be highly rate competitive. The Bank completed the purchase of two branches in September 1997. The Bank acquired a total of $19,831,000 in deposits and $872,220 in loans from this acquisition.


     Loans   increased  $8,317,398  during  the  nine  month  period  ended
September 30,  1997.   The  company continues to be aggressive in acquiring
new loans.

     Investments decreased $2,435,619 during the nine month period ended September 30, 1997. The company's policy is to provide funds for loans in the communities it services, increases in the investment portfolio are made to satisfy pledging requirements for municipal deposits and to provide higher earnings than could be obtained from short term fed funds.


LIQUIDITY

     Mid-Wisconsin manages its liquidity to provide adequate funds to support borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. The primary sources of Mid-Wisconsin's liquidity are marketable assets maturing within one year. At September 30, 1997, the carrying value of debt securities maturing within one year amounted to $6,397,853 or 11.988% of the total debt securities portfolio. Mid-Wisconsin also holds $1,359,207 in marketable equity securities. Mid-Wisconsin attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin.


CAPITAL RESOURCES

     As of September 30, 1997, shareholders' equity increased $1,783,493 to $27,507,124 from $25,724,631 at December 31, 1996. This net increase is due to retention of current year earnings and adjustments for unrealized gains or losses. Net unrealized gains were $292,974 at September 30, 1997 and $176,005 at December 31, 1996.

     The primary capital to asset ratio was 9.61% as of September 30, 1997, compared to 9.97% at December 31, 1996. The company's risk-based capital ratio for Tier 1 (core) amounted to 13.59% and total risk-based capital amounted to 14.72%. This compares to Tier 1 (core) capital of 14.47% and total risk-based capital of 15.66% at December 31, 1996.

RESULTS OF OPERATIONS

     The company's consolidated net income for the three months ended September 30, 1997, increased $107,480 or 13.287% to $916.383 from $808,903 for the three months ended September 30, 1996. The increase included income of $241,039 resulting from the curtailment of the company's defined benefit pension plan, which was paid out on September 30, 1997. Net interest income increased $84,744 during the three months ended September 30, 1997, over the three months ended September 30, 1996. Pricing of loans and deposits remains competitive in the market area.

     Return on average common stockholders' equity amounted to 14.04% for the three months ended September 30, 1997; compared to 13.54% for the three months ended September 30, 1996.

     Return on average assets for the three months ended September 30, 1997, amounted to 1.44%; compared to 1.32% for the three months ended September 30, 1996.

     Net earnings per share amounted to $ .49 per share for the three months ended September 30, 1997, compared to $ .43 for the three months ended September 30, 1996. Cash dividends paid were .15 per share in September 1997 and .13 per share in September 1996.


PROVISION FOR CREDIT  LOSSES

     Management determines the adequacy of the allowance for credit losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for credit losses was $30,000 for the three months ended September 30, 1997, and $50,000 for the three months ended September 30, 1996. The allowance for credit losses as a percentage of gross loans outstanding was $2,029,548 or 1.11% of total loans on September 30, 1997, compared to $2,030,878 or 1.16% of total loans on December 31, 1996. Net charge-offs as a percentage of average loans outstanding were .02% during the three months ended September 30, 1997 compared to .02% for the three months ended September 30, 1996.

     Non-performing loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for credit losses is assessed based on credit quality and other pertinent loan portfolio information. The reserve for credit losses continues to provide strong non-performing loan coverage, decreasing to 160% at September 30, 1997 from 189% at December 31, 1996. The adequacy of the reserve and the provision for credit losses is consistent with the composition of the loan portfolio and recent credit quality history.


NET INTEREST INCOME

     Net interest income is the most significant component in earnings. For analysis purposes, interest earned on tax exempt assets is adjusted to a fully taxable equivalent basis.

     The net yield on interest earning assets shows the yield for the three months ended September 30, 1997, to be 4.76%; compared to 4.74% for the three months ended September 30, 1996. Decreases in the average rate on earning assets along with increases in the average rate on interest bearing liabilities contributed to the decrease in net interest margin. The company is making an effort to increase net interest margin through the strategic pricing of loans and deposits.

     The average rate on earning assets increased .09% and the average rate on interest bearing liabilities increased .10%. Interest spread decreased
 .01%.

NON-INTEREST INCOME

     Non-interest income, other than net security transactions and income from pension plan curtailment, increased 5.96% to $448,991 during the three months ended September 30, 1997, from $423,684 during the three months ended September 30, 1996. There were no security gains during the three months ended September 30, 1997 and security losses were $66,071 during the three months ended September 30, 1996. Income from the curtailment of the defined benefit pension plan was $241,039. Fee income on deposit accounts increased $4,794 to $159,475 during the three months ended September 30, 1997, from $154,681 during the three months ended September 30, 1996. Other fee income increased $12,263, trust service fees increased $12,433, insurance commissions decreased $4,700, and other operating income increased $517.


NON-INTEREST EXPENSE

     Non-interest expenses increased 2.054% to $1,784,955 for the three months ended September 30, 1997, from $1,749,033 for the three months ended September 30, 1996. The increase in expenses is due in part to the start up costs associated with the opening of the new branch office in Phillips, WI which opened August 4, 1997 and the acquisition of the two branches in Rhinelander, WI and Lake Tomahawk, WI. There are no expenses included in other expenses that exceed 1% of total interest and other income for either 1997 or 1996. The Company is expanding the use of technology throughout its banks in order to provide increased customer service and allow for more efficient consolidation of its operational areas. Mid-Wisconsin has placed emphasis on increased productivity and standardization of programs and procedures throughout all of its locations.


RETIREMENT PLANS

     The Company has terminated the defined benefit pension plan effective January 1, 1997 and has established a new defined contribution pension plan effective January 1, 1997. The final payout of the defined benefit pension plan occurred on June 30, 1997.

ITEM 5.  Other Information

     On September 22, 1997, Mid-Wisconsin Bank completed the purchase of branch offices in Rhinelander, WI and Lake Tomahawk, WI from Marshall &
Ilsley Corporation's M&I Merchants Bank. The   acquisition    expands   Mid-
Wisconsin's market area into Oneida County.

     Management is addressing concerns related to the year 2000 and all costs associated with correcting year 2000 concerns are being expensed as incurred.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 of Regulation S-K

     The following exhibits are filed as part of this quarterly report on Form 10-Q.

                                                               Incorporated
       Exhibit No. and Description                            Exhibit <dagger>

       (3)  Articles of Incorporation and Bylaws
             (a)  Articles of Incorporation, as amended                (a) (1)
             (b)  Bylaws, as amended September 20, 1995              3 (b) (1)
       (4)  Instruments defining the rights of security
            holders, including indentures
             (a)  Articles of Incorporation and
                  Bylaws (See (3)(a) and (b))
       (10) Material contracts:
           **(a)  Mid-Wisconsin Bank
                  Senior Officer Incentive Bonus Plan (1996-1997)   10 (a) (2)
           **(b)  Mid-Wisconsin Financial Services, Inc.
                  1991 Employee Stock Option Plan                   10 (b) (1)
           **(c)  Mid-Wisconsin Financial Services, Inc.
                  Directors' Deferred Compensation Plan             10 (a) (3)
           **(d)  Executive Officer Employment and Severance
                  Agreement                                         10 (a) (4)
           **(e)  1996 Executive Officer Bonus Plan
       (22) Subsidiaries of the registrant                          21 (1)
       (27) Financial Data Schedule

        **Denotes Executive Compensation Plans and Arrangements

     <dagger>  Where  exhibit has been previously filed and is incorporated herein by reference, exhibit numbers set forth herein correspond to the exhibit numbers where such exhibit can be found in the following reports of the registrant (Commission File No. 0-18542) filed with the Securities and Exchange Commission:

     (1) Form 10-K for the year ended December 31, 1995, as filed with the Commission on March 26, 1996.
     (2) Form 10-K for the year ended December 31, 1996, as filed with the Commission on March 26, 1997.
     (3) Form 10-K for the year ended December 31, 1992, as filed with the Commission on March 30, 1993.
     (4) Form 10-Q for the quarterly period ended March 31, 1996, as filed with the Commission on May 14, 1996.

(b) No reports on Form 8-K have been filed during the quarter for which this Form 10-Q is filed.

                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MID-WISCONSIN FINANCIAL SERVICES, INC.



Date  November 7, 1997                          GENE C. KNOLL
                                                Gene C. Knoll,  President
                                               (Principal Executive Officer)

Date  November 7, 1997                          LUCILLE BRANDNER
                                                Lucille Brandner, Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                       to
                                    FORM 10-Q
                                       of
                      MID-WISCONSIN FINANCIAL SERVICES, INC.
                     for the period ended September 30, 1997
                    Pursuant to Section 102(d), Regulation S-T
                         (17 C.F.R. <section>232.102(d))


Exhibit 27.  Financial Data Schedule