Form 10-K
period 1997-12-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 1998-03-23
CIK 785024

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                   __________
      (Mark One)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

      For the fiscal year ended December 31, 1997

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

      For the transition period from ............ to ............

                        Commission file number:  0-18542
                      MID-WISCONSIN FINANCIAL SERVICES, INC.
              (Exact name of registrant as specified in its charter)


                   WISCONSIN                       06-1169935
         (State or other jurisdiction            (I.R.S. Employer
         of incorporation or organization)       Identification No.)

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

Yes  X   No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 3, 1998 the aggregate market value of the common shares held by non-affiliates was approximately $45,665,986.

The number of common shares outstanding at March 3, 1998 was 1,864,122

                   DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated March 27, 1998 (to the extent specified herein): Part III

                                FORM 10-K

                  MID-WISCONSIN FINANCIAL SERVICES, INC.

                            TABLE OF CONTENTS


PART I

   ITEM

   1.  Business .......................................................... 3

   2.  Properties ........................................................ 9

   3.  Legal Proceeding .................................................. 9

   4.  Submission of matters to a vote of security holders ............... 9


PART II

   5.  Market for registrant's common equity and related stockholder matters .......................................................... 10

   6.  Selected Financial Data .......................................... 12

   7.  Management's discussion and analysis of financial condition and results of operations ........................................ 13

   7A. Quantitative and Qualitative Disclosures About Market Risk ....... 29

   8.  Financial statements and supplementary data ...................... 30

   9.  Changes in and disagreements with accountants on
       accounting and financial disclosure .............................. 60


PART III

   10. Directors and executive officers of the registrant ............... 61

   11. Executive compensation ........................................... 61

   12. Security ownership of certain beneficial owners and
       management ....................................................... 61

   13. Certain relationships and related transactions ................... 61


PART IV

   14. Exhibits, financial statements schedules, and reports on
       Form 8-K ......................................................... 62

                                      PART I

                                 ITEM 1.  BUSINESS


General

      The Mid-Wisconsin Financial Services, Inc. ("The Company") is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's subsidiary operates under the name "Mid-Wisconsin Bank" (the "Bank") and has its principal office in Medford, Wisconsin. Except as may otherwise be noted, this annual report on Form 10-K describes the business of the Company and the Bank as in effect on December 31, 1997.


Acquisitions

      The Company has a policy of continuously exploring opportunities for the acquisition of additional bank subsidiaries so that, at any given time, it may be engaged in some tentative preliminary discussions for such purpose with officers, directors or principal shareholders of other holding companies or banks. There are no plans, understandings, or arrangements, written or oral, regarding other acquisitions as of the date hereof. See "The Bank" concerning the purchase of certain branch assets in 1997.


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

      The Company furnishes management services to the Bank to supplement its internal management and expand the banking services offered. Services provided include advice and counsel concerning areas of banking policy, employee benefit programs, and personnel development services.

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

      The Bank's principal branch offices are located at 101 South First Street, Colby, Wisconsin, 54421; and at 500 West Street, Neillsville, Wisconsin 54456. These branches provide commercial and consumer banking services for customers located principally in the communities of Colby, Abbotsford and Unity, all of the townships of Hull and Brighton, portions of the townships of Holton, Johnson, Frankfort, Green Grove, Beaver, Eau Pleine, Mayville and Hoard, and the Neillsville market area.

      The Bank constructed a full service facility in Phillips, Wisconsin which opened as a branch office on August 1, 1997. This branch provides commercial and consumer banking services for customers located principally in Price County, Wisconsin.

      On September 22, 1997, the Bank completed the purchase of the assets and deposits of branch offices located in Rhinelander and Lake Tomahawk from M&I Marshall & Ilsley Corp. of Milwaukee, Wisconsin. The assets consisted of real estate, personal property and loans. These branch offices provide commercial and consumer banking services for customers located principally in Oneida County, Wisconsin.

      As of December 31, 1997, the Bank had total assets of $263,675,561; deposits of $211,149,458; and shareholders' equity of $27,867,157. Loans outstanding as of December 31, 1997 were $185,015,272. No material portion of the Bank's loans are concentrated within a single industry or customer.


Bank Market Area and Competition

      The Bank has active competition for the services it offers in the market area in which it presently operates. It competes in its market area for commercial and individual deposits and loans with in excess of thirty other commercial banks and savings and loan associations, as well as with national non-bank financial institutions. Such competition encompasses efforts to obtain new deposits, efforts to attract assets for trust management, types of services offered, loan rates, and interest rates paid on time deposits, as well as other aspects of banking. The Bank maintains correspondent banking relationships with larger financial institutions located in Madison, Milwaukee, and Eau Claire, Wisconsin; Minneapolis, Minnesota; and Chicago, Illinois. In addition, the Bank encounters substantial competition from other financial institutions engaged in the business of making loans or accepting savings deposits, such as savings and loan associations, small loan companies, credit unions, certain governmental agencies, and insurance companies.

      The Bank is the second largest bank and financial institution within its principal geographic market area.

Employees

      All officers of the Company except the Chairman, Vice Chairman, and the Vice President are full-time employees of the Bank. As of December 31, 1997, the total employees of the Company and its subsidiaries was approximately 112 on a full-time basis and 39 on a part-time basis. Officers and certain supervisors are salaried, and all other full and part-time employees are paid on an hourly basis. Employee relations are considered to be good and none of the employees are covered by a collective bargaining agreement.


Executive Officers

      The executive officers of the the Company as of March 1, 1998, their ages, offices and principal occupation during the last five years are set forth below.

      James R. Peterson, 61
      Chairman of the Board of the Company (since 1993) and Vice President, James Peterson Sons, Inc.

      James F. Melvin, 48
      Vice Chairman of the Board of the Company and President of the Melvin Companies.

      Ronald D. Isaacson, 61
      Vice President of the Company (since October 1996) previously Chairman of the Board (1991 to 1993) and President and CEO (1993 to 1996) of the Company; also Chairman of the Board of the Bank.

      Gene C. Knoll, 44
      President of the Company (since October 1996) and President, Chief Executive Officer and a director of the Bank; previously, Vice President of the Company (1994 to 1996), President and CEO of the Company Bank of Colby (1988 to 1994).

      Ruth M. Zuleger, 59
      Secretary and Treasurer of the Company; also Senior Vice President and Cashier of the Bank.

      Lucille T. Brandner, 59
      Controller of the Company;  also Senior Vice President of the Bank.

      All executive officers are elected annually by the board of directors at its annual meeting and hold office until the next annual meeting of the board of directors, or until their respective successors are elected and qualified.


Regulation and Supervision

      The Company and the Bank are subject to regulation under both federal and state law. The information given below consists of summaries of certain, but not all statutory provisions which regulate the Company's business. These summaries are qualified in their entirety by reference to the statutory provisions.

      The Company is directly regulated by the Board of Governors of the Federal Reserve System (the "Board") pursuant to the BHCA and must file reports on a periodic basis. Among other limitations imposed by the BHCA, the Company must obtain prior approval from the Board before acquiring direct or indirect ownership or control of more than 5% of any bank or bank holding company. The BHCA also regulates the entry by the Company into a business other than banking.

      The deposits of the Bank are insured under the provisions of the Federal Deposit Insurance Act, and the Bank is, therefore, subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC"). As a Wisconsin chartered bank, the Bank and the Company are also subject to periodic examination and the regulations of the Wisconsin Commissioner of Banking.

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

      Banking laws and regulations have undergone periodic revisions which often have a direct effect on the Bank's operations and its competitive
environment.   For example, under the Deposit Insurance Funds Act of 1996, the
FDIC has lowered the rates on assessments paid to the Saving Association Insurance Fund ("SAIF") while simultaneously widening the spread between the lowest and highest rates to improve the effectiveness of the FDIC's risk-based premium system. The FDIC also established a process, similar to that which was applied to the Bank Insurance Fund ("BIF"), for adjusting the rate schedules for both the SAIF and the BIF within a limited range to maintain each of the fund balances at the target designated reserve ratio.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") significantly expanded interstate banking opportunities in Wisconsin. Under a Wisconsin law enacted in 1995 in response to the Riegle-Neal Act, subject to certain exceptions for banks which have not been in existence and in continuous operations for at least five years, bank holding companies may acquire control of an existing or de novo bank in Wisconsin upon application and approval by the Division of Banking Wisconsin Department of Financial Institutions. Under the Riegle-Neal Act, banks are permitted to operate interstate branches. The effect of the new Wisconsin banking provisions has been and will likely continue to be an increase in the level of banking competition for the Bank by broadening the impact of interstate banking within Wisconsin.

      The activities and operations of the Company and the Bank are subject to a number of other federal and state laws and regulations, including, among others, state usury and consumer credit laws, the Truth-In-Lending Act and Regulation Z, Truth in Savings Act and Regulation DD, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and the antitrust laws.

Monetary Policy

      The earnings and growth of the Bank, and therefore the Company, are affected by the monetary and fiscal policies of the federal government and governmental agencies. The Board has broad power to expand and contract the supply of money and credit and to regulate the rates which its member banks can pay on time and savings deposits. These broad powers are used to influence inflation and the growth of the economy and directly affect the growth of bank loans, investments and deposits, and may also affect the interest rates charged by banks on loans paid by banks in respect of deposits. Governmental and Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. Management of the Company is not able to anticipate the future impact of such policies and practices on the growth or profitability of the Company.


Changes in Federal Regulatory Scheme

      From time to time various formal or informal proposals, including new legislation, relating to, among other things, additional changes with respect to deposit insurance, permitted bank activities and restructuring of the federal regulatory scheme have been made and may be made in the future. Recent proposals or regulations concern expanded securities activities for banks and accelerated approval procedures for acquisitions by bank holding companies. Depending on the scope and timing of future regulatory changes, it is possible that there may be a significant impact in the future on the competitive circumstances which will affect the Company. At this time, the Company is unable to predict whether any such changes will be adopted or the effect of any such changes on its future business or operations.

Cautionary Statement Regarding Forward Looking Information

      Certain statements contained in each of the Company's annual reports to shareholders, Forms 10-K, 8-K and 10-Q, proxy statements, prospectuses, and any other written or oral statement made by or on behalf of the Company subsequent to filing of this Form 10-K may include one or more "forward-looking statements' within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 as enacted in the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact will constitute forward-looking statements within the meaning of the Act.

      Examples of forward-looking statements include, but are not limited to:
(i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of the Company or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted", and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. In making forward-looking statements within the meaning of the Reform Act, the Company undertakes no obligation to publicly update or revise any such statement.

      Forward-looking statements of the Company are based on information available to the Company as of the date of such statements, and reflect the Company's expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially. In addition to specific factors which may be described in connection with any of the Company's forward-looking statements, factors which could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to the following: (i) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (iii) inflation, interest rate, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (v) changes in consumer spending, borrowing and saving habits; (vi) technological changes; (vii) acquisitions; (viii) the ability to increase market share and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply,; (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xi) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xii) the success of the Company at managing the risks involved in the foregoing.

                            ITEM 2.   PROPERTIES


Mid-Wisconsin

      The Company's operations are carried out at the Bank's main office facility at 132 West State Street, Medford, Wisconsin. The Company does not maintain any separate offices.

      All of the offices and facilities of the Company and the Bank are adequate and suitable for their purposes.


Mid-Wisconsin Bank

      The Bank's main office is located at the property owned by it at 132 West State Street, Medford, Wisconsin, in the main business district. The office comprises approximately 15,000 square feet of usable space and is owned by the Bank.

      In addition to its main office, the Bank also owns eleven branch facilities. All of the branches are free-standing buildings that provide adequate customer parking and, with two exceptions, all have drive-in facilities. The Phillips branch location was constructed by the Bank in 1997 and the other branches acquired in 1997, at Rhinelander and Lake Tomahawk, Wisconsin, were previously operated as branches of the seller.

      The Company considers its properties to be adequate for its needs.


ITEM 3.   LEGAL PROCEEDINGS

      The Company is not a party to any pending legal proceedings before any court, administrative agency or other tribunal. Further, the Company is not aware of any litigation which is threatened against it in any court, administrative agency or other tribunal.

      The Bank is engaged in legal actions and proceedings, both as plaintiffs and defendants, from time to time in the ordinary course of its business. In some instances, such actions and proceedings involve substantial claims for compensatory or punitive damages or involve claims for an unspecified amount of damages. There are, however, presently no proceedings pending or contemplated which, in the opinion of the Company's management, would have a material adverse effect on the operations, liquidity or consolidated financial condition of the Bank or the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders during the fourth quarter of 1997.

                                  PART II

              ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

Market Information

      There is no active established public trading market in the Company common stock, although two regional broker-dealers act as a market makers for the Company common stock and bid and ask quotations are published periodically in The Milwaukee Journal Sentinel. Transactions in the Company common stock are limited and sporadic.

Holders

      As of March 15, 1998, there were approximately 790 holders of record of the Company's $.10 per share par value common stock.

Dividend Policy

      The Company's Bylaws provide that, subject to the provisions of applicable law, the Board of Directors may declare dividends from unreserved and unrestricted earned surplus, at such times and in such amounts as the board shall deem advisable.

      The Company's ability to pay dividends depends upon its receipt of dividends from the Bank. The Bank's ability to pay dividends, in turn, is regulated by banking laws and regulations. The declaration of dividends by the Company is discretionary and will depend upon operating results and financial condition, regulatory limitations, tax considerations and other factors. The Company has paid regular dividends since its inception in 1986.

Market Prices and Dividends

      Price ranges of over-the-counter quotations and dividends declared per share on the Company common stock for the periods indicated are:

                         1997                              1996

Prices:
Quarter       High       Low    Dividends(1)      High     Low     Dividends(2)
1st          $25.50    $24.00       .15          $21.50   $21.00       .13
2nd           25.50     25.00       .15           22.63    21.50       .13
3rd           27.00     25.50       .15           23.00    22.63       .13
4th           27.25     27.00       .30           24.00    23.00       .28

(1) The $.30 per share dividend declared in the fourth quarter of 1997 includes a special dividend of $.15 per share.
(2) The $.28 per share dividend declared in the fourth quarter of 1996 includes a special dividend of $.15 per share.

      Quotations represent bid and ask prices from market makers in the common stock and are published periodically in The Milwaukee Journal Sentinel. Market makers in the company's common stock are Robert W. Baird & Co, Incorporated and Everen Clearing Corp. The quotations reflect prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. There is no active established trading market.

Sales of Unregistered Securities

      During the three-fiscal year period ended December 31, 1997, the Company sold common stock in connection with the exercise by employees of options granted under the 1991 Stock Option Plan. These shares were not registered under the Securities Act of 1933, but were offered in reliance on the exemptions afforded under sections 4(2) and 3 (a) (11) thereof as all optionees were officers of the Bank and all are residents of the State of Wisconsin. All proceeds from the sale of such shares were used or general corporate purposes. Sales of shares during each fiscal year were as follows:

                                                      Aggregate
                               Aggregate            Consideration
Year Ended                       Shares             Sold Received
   1997                          7,981               $101,060.25
   1996                          8,079               $ 75,057.50
   1995                          7,430               $ 63,054.76

                        ITEM 6.  SELECTED FINANCIAL DATA
                                          Years Ended December 31

                                         1997          1996         1995          1994          1993
FINANCIAL HIGHLIGHTS:         (Dollars in thousands, except per share amounts)
Earnings and Dividends:
Net interest revenue                   $10,800       $10,757       $10,182       $9,865       $9,557
Provision for credit losses                140           400           100          303          326
Other non-interest income                2,258         1,873         1,397        1,739        1,543
Other non-interest expense               9,411         8,954         8,598        8,623        8,483
Net income                               3,507         3,276         2,881        2,678        2,291
Per common share: (1)
   Basic and diluted earnings             1.88          1.76          1.55         1.44         1.24
   Dividends declared                     0.75          0.67          0.47         0.41         0.46
   Book value at year end                14.95         13.79         12.79        10.91        10.52
Average common shares (000's)            1,868         1,865         1,861        1,857        1,848
Dividend payout ratio                    39.89%        38.07%        30.32%       28.47%       37.10%
Shareholders of record at year end         790           750           710          720          710
Balance Sheet Summary:
At year end:
   Loans net of unearned income       $185,015      $174,842      $172,678     $165,422     $160,657
   Assets                              263,675       251,501       244,606      237,739      229,548
   Deposits                            211,149       202,412       192,144      186,151      190,172
   Shareholders equity                  27,867        25,725        23,750       20,180       19,382
Average balances:
   Loans net of unearned income        178,968       171,381       166,958      159,265      146,717
   Assets                              254,352       244,772       236,659      234,186      224,146
   Deposits                            198,935       192,220       188,586      190,697      190,579
   Shareholders equity                  26,633        24,544        21,920       20,086       18,566
Performance Ratios:
Return on average assets                  1.38%         1.34%         1.22%        1.14%        1.02%
Return on average common equity          13.17%        13.35%        13.14%       13.33%       12.34%
Equity to assets                          9.62%         9.97%          9.41%       8.14%        8.05%
Total risk-based capital                 14.94%        15.66%         13.92%      12.38%       11.88%
Net loan charge-offs as a percentage
   of average loans                       0.10%         0.12%          0.07%       0.13%        0.10%
Nonperforming assets as a percentage
   of loans and other real estate         0.70%         0.58%          0.67%       0.96%        0.59%
Net interest margin                       4.56%         4.78%          4.67%       4.61%        4.77%
Efficiency ratio                         56.49%        56.12%         60.26%      61.21%       65.23%
Fee revenue as a percentage of
   average assets                         0.44%         0.43%          0.44%       0.53%        0.51%
Stock Price Information:
High                                    $27.25        $24.00         $21.00      $17.50       $14.50
Low                                      24.00         21.00          15.00       14.50        11.00
Market Price at year end (2)             27.25         24.00          19.50       16.00        14.00


(1) All per share amounts (income and dividends) have been restated to reflect the stock split in the form of a 100 percent stock dividend issued May 8, 1995.
(2)  Market value at year end represents the average of  bid and asked prices.


             ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCAL
                           CONDITION AND RESULTS OF OPERATIONS

      The following management's discussion and analysis reviews significant factors with respect to the Company's financial condition and results of operation at and for the three-year period ended December 31, 1997. This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report. All earnings and dividends per share have been restated to reflect the stock split in May 1995.

      The Company is not aware of any current recommendations by any regulatory authority which, if they were implemented, would have a material effect on liquidity, capital resources, or operations.

      Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties which may cause actual results to differ materially from those in such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results see Item 1, Cautionary Statement Regarding Forward-Looking Information, in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


RESULTS OF OPERATIONS

      The Company's consolidated net income for 1997 increased 7.05% to $3,507,454 from $3,276,441 in 1996. This compares with an increase of 13.73% for 1996 over 1995 income of $2,880,861. Factors contributing to the 1997 earnings increase include increases in service fees, fiduciary income, and
income recognized on the sale of mortgage servicing rights.   The Company
continues to provide funds for loans in its market area. The Company promotes a sales culture, along with quality service, in order to attract new customers and build stronger relationships with existing customers.

      Operations consolidation and standardization continued throughout 1997, eliminating duplication of procedures in all areas of the company. In 1997, the Bank assigned several reengineering committees the task of designing completely new methods and procedures in the areas of loan and deposit origination, trust operations, and item processing to increase efficiency and productivity throughout those areas.

The Company has committed resources to evaluate, fix, and test programs,
databases, and applications in connection with the Year 2000.   The Bank's
information systems department is contacting all hardware and software vendors requesting written confirmation that the products are Year 2000 compliant. In addition, the department will survey business clients regarding their status with the Year 2000 issue. The next process is to perform live tests of major systems during 1998 and verify them as Year 2000 compliant. The impact of addressing the Year 2000 issue does not appear to be a material event. All costs incurred which have been expensed and future costs to be incurred are not expected to materially impact the Company's results of operations and capital resources.

      Return on average common stockholders' equity amounted to 13.17% in 1997, 13.35% in 1996, and 13.14% in 1995.

      Return on average assets for 1997 amounted to 1.38%, compared to 1.34% for 1996 and 1.22% for 1995.

      Net income per share amounted to $1.88 in 1997, compared to $1.76 in 1996 and $1.55 in 1995. Cash dividends declared in 1997 were $ .75, compared to $
 .67 per share in 1996 and $ .47 in 1995. The per share ratio of dividends to shareholders to net income was 40.11% in 1997, compared to 38.07% in 1996 and 30.32% in 1995.

      The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," in June 1997. SFAS No. 130 requires all items recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of SFAS No. 130 will not have an impact on the Company's financial condition or results of operations once implemented.

      The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997. SFAS No. 131 requires the Company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The adoption of SFAS No. 1231 will not have an impact on the Company's financial condition or results of operations once implemented.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest-rate risk exposure. The measurement of then market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments which reflect changes in market prices and rates, can be found in footnotes 17 and 18 on the Notes to The Financial Statements.

      The Company's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest-rate risk. However, a sudden and substantial increase in interest rates may adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company does not engage in trading activities.

NET INTEREST INCOME

      The following table shows how net interest income is impacted by the change in volume and interest rates. 1997 and 1996 data shows a favorable spread due to increased volume. 1997 shows a decrease and 1996 shows an increase due to rate changes. Growth in net interest income is expected to be moderate.

                      Interest Income & Expense Volume & Rate Change
                                 (in thousands of dollars)
                                  1997 compared to 1996         1996 compared to 1995
                                    increase (decrease)            increase (decrease)
                                        due to (1)                     due to (1)
                                    Volume     Rate      Net      Volume     Rate      Net
Interest earned on:
   Loans (2)                          $720     $(83)     $637       $420     $206     $626
   Taxable investment securities      (171)     (73)     (244)       124      (14)     110
   Non-taxable invest (2)              168      (10)      158         33      (41)      (8)
   Other interest income                40        2        42         33       (3)      30
  Total                                757     (164)      593        610      148      758

Interest paid on:
   Savings deposits                    $40     $214      $254       $169      $61     $230
   Time deposits                       268       81       349       (206)     150      (56)
   Short Term Borrowing                (42)      18       (24)       267     (281)     (14)
   Long Term Borrowing                 103       28       131          2        9       11
  Total                                368      342       710        232      (61)     171

Net Interest earnings                 $389    $(506)    $(117)      $378     $209     $587

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) The amount of interest income on non-taxable loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.


      The following table demonstrates how the changing interest rate environment affected the net yield on earning assets (on a fully tax equivalent basis) for the three-year period ending December 31, 1997.

                                           Year Ended           Year Ended          Year Ended
                                        December 31, 1997   December 31, 1996   December 31, 1995
                                         Yield    Change     Yield     Change    Yield     Change
Yield on earning assets                  8.74%     -0.05%     8.79%     0.05%     8.74%     0.41%
Effective rate on all liabilities as a
 % of earning assets                     4.18%      0.17%     4.01%    -0.06%     4.07%     0.51%

Net yield on earning assets              4.56%     -0.22%     4.78%     0.11%     4.67%    -0.10%


      The 1997 figures as a percent of average earning assets reflect a decrease in interest income and an increase in interest expense. The changes
are due to increased pressure on rates in the bank's market area.   The Company
will focus on maintaining a stable  net interest margin during 1998.

      Average earning assets increased 3.52% to $237,289 in 1997 from $229,218 in 1996. Included in this increase was a 4.43% increase in average loans and leases to $178,968 in 1997, up from $171,380 in 1996, a 5.27% decrease in average taxable investments to $48,000 in 1997, from $50,672 in 1996, and a 41.83% increase in average tax exempt investments to $8,147 in 1997, up from $5,744 in 1996.

      The following table sets forth average consolidated balance sheet data and average rate data on a tax equivalent basis for the periods indicated.

                       MID-WISCONSIN FINANCIAL SERVICES
                       Average Consolidated Balance Sheet


                                    Average      1997     Yield     Average      1996     Yield     Average      1995     Yield
(Dollars in thousands)              Balance    Interest    Rate     Balance    Interest    Rate     Balance    Interest    Rate
Assets
  Interest earning assets:
   Loans                            $178,968    $16,996    9.50%    $171,380    $16,359    9.55%    $166,958    $15,733    9.42%
   Taxable Investments                48,000      3,059    6.37%      50,672      3,303    6.52%      48,772      3,193    6.55%
   Non-taxable investments             8,147        571    7.01%       5,744        413    7.19%       5,418        421    7.77%
   Other Interest Income               2,174        117    5.38%       1,422         75    5.27%         785         45    5.73%
  Total                             $237,289     20,743    8.74%    $229,218     20,150    8.79%    $221,933     19,392    8.74%

 Non-interest earning assets:
   Cash & cash equivalents            10,114                           9,625                           8,880
   Premises & Equip-Net                4,501                           3,994                           4,208
   Other assets                        4,483                           3,839                           3,556
   Allow.for credit losses            (2,035)                         (1,904)                         (1,918)
  Total                             $254,352                        $244,772                        $236,659

Liabilities & Stockholders' Equity:
  Interest bearing liabilities:
   Interest bearing demand           $17,412       $341    1.96%     $18,768       $410    2.18%     $20,642        $523   2.53%
   Savings deposits                   52,199      1,989    3.81%      49,550      1,666    3.36%      42,069       1,323   3.14%
   Time deposits                     107,003      6,248    5.84%     102,398      5,899    5.76%     105,768       5,955   5.63%
   Short-term borrowings              19,109        976    5.11%      19,928      1,000    5.02%      18,244       1,014   5.56%
   Long-term borrowings                6,030        354    5.87%       4,243        223    5.26%       4,194         212   5.05%
  Total                             $201,753     $9,908    4.91%    $194,887     $9,198    4.72%    $190,917      $9,027   4.73%

  Non-interest bearing liabilities
   Demand deposits                    22,321                          21,504                          20,107
   Other liabilities                   3,645                           3,837                           3,715
   Stockholders' equity               26,633                          24,544                          21,920
  Total                             $254,352                        $244,772                        $236,659

(1) For the purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2) The amount of interest income on non-taxable investment securities and loans has been adjusted to its fully taxable equivalent using a 34% tax rate.
(3) Loan fees are included in total interest income as follows: 1997-$409,928; 1996-$389,714; 1995-$396,999.

The preceding table shows a 1997 decrease of .22% on net yield on interest earning assets. The average rate on loans and leases decreased .05% in 1997 to
9.50%, from 9.55% in 1996.   Deposits in all categories increased with the
acquisition of the deposits of the Rhinelander and Lake Tomahawk branch
offfices.   Total deposits at December 31, 1997  showed an increase of
$8,737,351, increasing to $211,149,458 from $202,412,107 at December 31, 1996.
Average deposits for 1997 increased $6,715,295 to $198,935,187 from $192,219,892 in 1996. Average short term borrowing decreased $819,558, decreasing from $19,928,309 in 1996 to $19,108,751 in 1997. The average rate on all interest bearing liabilities increased .19% to 4.91 in 1997 from 4.72% in 1996. This is due in part to higher deposit rates paid in the new market areas and the marketing decision to establish regional pricing to maintain and increase market share.

      Loan growth is expected to increase during 1998 due to the marketing efforts of both commercial and consumer loans in the new market areas. Increased secondary market mortgage loan volume will provide additional loan origination income.

      Income of $235,027 on municipal loans is included in interest and fees on loans in 1997; $250,086 in 1996; and $246,574 in 1995.

      Income on taxable securities in 1997 includes $24,455 interest on taxable municipal securities, compared to $0 in 1996 and $29,575 in 1995.

      The following table sets forth the mix of average interest-earning assets and average interest-bearing liabilities.

                               1997         1996         1995
Loans                         75.42%       74.77%       75.24%
Taxable investments           20.23%       22.11%       21.98%
Non-taxable                    3.43%        2.51%        2.44%
Other                          0.92%        0.62%        0.35%
                             100.00%      100.00%      100.00%

Interest bearing demand        8.63%        9.63%       10.81%
Savings deposits              25.87%       25.42%       22.04%
Time deposits                 53.04%       52.54%       55.40%
Short Term Borrowing           9.47%       10.22%        9.57%
Long Term Borrowing            2.99%        2.18%        2.20%
                             100.00%       99.99%      100.02%


      Interest bearing assets show an increase in loans for 1997. This reflects management's philosophy of investing funds for local growth. Included in loans and leases are municipal loans of $3,918,480 at December 31, 1997; $4,483,090 at December 31, 1996; and $4,300,549 at December 31, 1995.

NON-INTEREST INCOME

      The following table shows the major components of non-interest income.


(Dollars in Thousands)                      1997       1996        1995
Service Fees                                $632       $594        $616
Trust Service Fees                           448        383         348
Net Realized Gain on sale of securities
   available for sale                         15
Gain on pension settlement/curtailment       258        368
Investment product commissions               247        213         145
Other Operating Income                       658        475         370
   Total                                  $2,258     $2,033      $1,479


      Fiduciary fees increased to $448,174 in 1997, compared to $382,524 in 1996 and $347,815 in 1995. This increase reflects the continual growth of assets managed by the Bank's Trust Department. The market value of assets under management increased to $111,077,268 at December 31, 1997, from $84,821,244 at December 31, 1996, and $75,220,716 at December 31, 1995.

      Service fee income on deposit accounts increased $37,222 in 1997, to $631,553. Service fee income on deposit accounts decreased $21,771 in 1996 to $594,331 from $616,102 in 1995.

      Other operating income in 1997 includes a gain of $212,881 on the sale of mortgage servicing rights on secondary market loans.

NON-INTEREST EXPENSE

      The following table shows the major components of non-interest expense.

(Dollars in Thousands)              1997          1996           1995
Salaries                          $3,043         $3,001         $2,890
Pensions and other employee
   benefits                        1,172          1,080          1,095
Occupancy expenses (net)           1,318          1,297          1,327
FDIC Expense                          25              2            219
Other operating expense            1,998          1,794          1,533
   Total                          $7,556         $7,174         $7,064


      Salaries increased $41,673 or 1.39% during 1997 over 1996. Salaries, pensions and other benefits increased with the addition of employees at the new branch offices.

      Occupancy expense and other operating expenses increased with the addition of the new branch facilities. FDIC expense increased, reflecting increases in the assessments of the Federal Deposit Insurance Corporation.

      Included in noninterest expense categories are charges related to the Bank's activities to prepare its systems for the Year 2000. Such activities and related charges incurred in connection with the Year 2000 project are expected to continue through the next two years. During the current year, these costs were not material and represent a reallocation of internal resources.

PROVISION FOR CREDIT LOSSES

      Management determines the adequacy of the allowance for credit losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for credit losses was $140,000 in 1997; compared to $400,000 in 1996 and $100,000 in 1995. The allowance for credit losses as a percentage of gross loans outstanding was 1.09% at December 31, 1997; 1.16% at December 31, 1996; and 1.06% at December 31, 1995. Charge-offs as a percentage of average loans outstanding were .10 % in 1997; .12% in 1996; and .07% in 1995. Charge-offs have not been concentrated in any industry or business segment as reflected in the schedule below.

      Management feels the allowance for credit losses is adequate as of December 31, 1997.

      The allowance for credit losses shown in the following table represents a general allowance available to absorb future losses within the entire portfolio.

(Dollars in Thousands)                                  Years Ended December 31
                                           1997        1996        1995        1994        1993
Allowance for credit losses at beginning
  of period                               $2,031      $1,836      $1,859      $1,770      $1,590
Loans Charged off:
  Commercial, financial and                  111         190         123         199         120
    agricultural
  Real Estate                                 45          17          32          16          84
  Installment and other consumer loans
    to individuals                            89         105          35          70          65

  Total charge offs                          245         312         190         285         269

Recoveries on loans previously charged
  off:
    Commercial, financial and
       agricultural                           27          80          36          41          66
    Real estate                                0           2           1           1          21
    Installment and other consumer
      loans to indivuduals                    37          25          30          29          36

  Total recoveries                            64         107          67          71         123

Net loans charged-off                        181         205         123         214         146

Additions charged to operations              140         400         100         303         326

Allowance for credit losses at end of
  period                                  $1,990      $2,031      $1,836      $1,859      $1,770

Ratio of allowance for credit losses
to total loans at end of period             1.08%       1.16%       1.07%       1.12%       1.10%

Ratio of net charge-offs during the
period to average loans outstanding         0.10%       0.12%       0.07%       0.13%       0.10%


      The adequacy of the reserve for credit losses is assessed based upon credit quality and other pertinent loan portfolio information. The reserve for credit losses continues to provide strong non-performing loan coverage, at 155% at December 31, 1997. This compares to non-performing loan coverage of 168% at December 31, 1996, and 159% at December 31, 1995.

      The following table presents an allocation of the year-end allowance for credit losses for each of the past five years based on management's estimates of loss exposure by category of loans. Commercial loans secured by real estate are included in this table under the category of real estate and the allowance for credit losses is allocated sufficiently to cover any expectations of loss.

                                   1997              1996              1995              1994              1993
                                       as a %            as a %            as a %            as a %            as a %
                                      of Total          of Total          of Total          of Total          of Total
(Dollars in Thousands)        Amount    Loans    Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans
Commercial, financial, and
   agricultural                 $763    32.64%    $814    32.03%    $644    33.54%    $619    30.91%    $588    32.24%

Real Estate                      842    60.20%     850    60.92%     958    59.53%     959    62.24%     852    58.53%

Installment and other consumer
   loans to individuals          191     6.79%     162     6.57%     181     6.80%     178     6.85%     218     9.23%

Impaired Loans                   194     0.38%     132     0.48%      51     0.13%

Unallocated                       (0)     n/a       73      n/a        2      n/a      103      n/a      112      n/a

Total                         $1,990   100.00%  $2,031   100.00%  $1,836   100.00%  $1,859   100.00%  $1,770    100.00%


INCOME TAXES

The effective tax rate was 34.59% in 1997, 35.20% in 1996, and 34.74% in 1995.

LIQUIDITY AND INTEREST SENSITIVITY

      The Company's Asset Liability Management process provides a unified approach to management of liquidity, capital and interest rate risk, and to providing adequate funds to support the borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. The primary sources of the Company's liquidity are marketable assets maturing within one year. At December 31, 1997, the carrying value of debt securities maturing within one year amounted to $7,895,617; or 14.55% of the total investment securities portfolio. At December 31, 1996, the carrying value of debt securities maturing within one year amounted to $8,167,273 or 14.29% of the total investment securities portfolio. The Company attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin. Management believes liquidity is adequate.

The following tables show the approximate consolidated rate sensitivity gap position as of December 31, 1997 and December 31, 1996.

                                            INTEREST RATE RISK EXPOSURE
                                                   December 31, 1997

                                             90 day     91-180 days    181-365 days     1-5 Years    Beyond 5 Years      Total
Loans                                       $43,116        $24,496        $46,346        $60,433        $10,624        $185,015
Securities                                    3,693            549          3,491         32,327         14,196          54,256
Fed Funds & Other                             4,637                                        4,637
                                            $51,446        $25,045        $49,837        $92,760        $24,820        $243,908

Cumulative Rate Sensitive Assets            $51,446        $76,491       $126,328       $219,088       $243,908

<100 CDs & Other Time Dep                    17,648         18,347         23,200         30,368                         89,563
Money Market Plus Accounts                    6,527                         4,351          4,351          6,526          21,755
Money Market Savings Accounts                 3,887                         2,591          2,591          3,887          12,955
Regular Savings                               2,052                         3,078          3,078         12,313          20,521
Now & Super Now Accounts                      5,310                         3,540          3,540          5,310          17,701
100 & Over                                    4,466          2,711          6,715          9,137                         23,029
FF Purch,  Repo,  & Other Borrowed Funds     16,079                         3,600          1,800                         21,479
                                            $55,969        $21,058        $47,076        $54,866        $28,035        $207,003
Cumulative Rate Sensitive Liabilities       $55,969        $77,027       $124,102       $178,968       $207,003

Rate Sensitivity Gap                        $(4,523)        $3,987         $2,761        $37,894        $(3,215)
Cumulative Rate Sensitivity                 $(4,523)         $(536)        $2,226        $40,120        $36,905
   Gap
Cumulative gap ratio                          91.92%         99.30%        101.79%        122.42%        117.83%


                                          INTEREST RATE RISK EXPOSURE
                                                 December 31, 1996

                                             90 day     91-180 days    181-365 days     1-5 Years   Beyond 5 Years      Total
Loans                                       $39,113        $19,543        $36,633        $70,729        $8,944         $174,962
Securities                                    5,822          4,783          6,748         31,217         8,595           57,165
Fed Funds & Other                                10                                                                          10
                                            $44,945        $24,326        $43,381       $101,946       $17,539         $232,137

Cumulative Rate Sensitive Assets            $44,945        $69,271       $112,652       $214,598      $232,137

<100 CDs & Other Time Dep                    17,659         15,066         22,623         31,638                         86,986
Money Market Plus Accounts                    5,225                         3,484          3,484         5,225           17,418
Money Market Savings Accounts                 6,314                         4,209          4,209         6,314           21,047
Regular Savings                               1,868                         2,802          2,802        11,209           18,681
Now & Super Now Accounts                      5,415                         3,610          3,610         5,415           18,051
100 & Over                                    3,690          2,412          5,745          5,299                         17,146
FF Purch,  Repo,  & Other Borrowed Funds     12,871          1,800          1,000          4,400                         20,071
                                            $53,043        $19,278        $43,473        $55,442        $28,163        $199,400

Cumulative Rate Sensitive Liabilities       $53,043        $72,321       $115,794       $171,237       $199,400

Rate Sensitivity Gap                        $(8,098)        $5,048           $(92)       $46,504       $(10,624)

Cumulative Rate Sensitivity                 $(8,098)       $(3,050)       $(3,142)       $43,361        $32,737
   Gap
Cumulative gap ratio                          84.73%         95.78%         97.29%        125.32%        116.42%


     Management's overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. From time to time, the Bank develops special term deposit products that will attract present and potential customers. The figures reflect a slightly negative position in the 90 day and 180 day categories; the cumulative one-year position is positive at 101.79%. A significant portion of consumer deposits do not re-price or mature on a contractual basis. These deposit balances and rates are considered to be core deposits since these balances are generally not susceptible to significant interest rate changes. The Company's Asset/Liability Committee distributes these deposits over a number of periods to reflect those portions of such accounts that are expected to re-price fully with market rates over the simulation period. The assumptions are based on historical experience with the bank's individual markets and customers and include projections for how management expects to continue to price in response to marketplace and market changes. However, markets and consumer behavior do change, and adjustments are necessary as customer preferences, competitive market conditions, liquidity, loan growth rates, and mix change. Management considers that an acceptable range for the rate sensitivity ratio is 70-130%.

      At December 31, 1997, the Company had $17,978,330 in variable rate loans that re-price on a quarterly basis or more frequently. These loans have floors and ceilings which prevent significant short-term interest fluctuations.

INVESTMENT PORTFOLIO

      The following table shows the relative maturities of the investment portfolio as of December 31, 1997. Weighted average yields on tax-exempt securities have been calculated on a tax equivalent basis using a tax rate of 34%.

                              After                   After
                              One But                       Five but
     December 31, 1997        Within    Weighted     Within    Weighted        Within   Weighted    After     Weighted
  (dollars in thousands)     One Year     Yields    Five Years   Yields      Ten Years   Yields    Ten Years    Yields
U.S. Treas & other U.S.
  Gov't agencies & corp        $6,130      4.54%      $26,077      6.90%      $8,319      7.10%      $214      8.03%

State & political sub-
  divisions (domestic)            322      5.49%        5,495      4.93%       4,175      5.47%       364      4.47%

Other bonds, notes, and
  debentures                    1,444      6.14%          528      7.08%           0      0.00%         0      0.00%

Debt Securities                $7,896      4.87%      $32,100      6.56%     $12,494      6.56%      $578      5.79%

Equity Securities               1,188      6.37%

Total Securities               $9,084      5.07%      $32,100      6.56%     $12,494      6.56%      $578      5.79%


      There are no securities in the investment portfolio that are in excess of ten percent of stockholders' equity.

      On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which specifies the accounting for investments in securities that have readily determinable fair values. During 1995, the bank reclassified all securities as available-for-sale.

      At December 31, 1997, the net unrealized gain on securities available for sale, recorded as a separate component of stockholders' equity, was $348,257, net of deferred income taxes of $182,818.

      Securities with an approximate carrying value of $32,889,744 and $37,993,443, at December 31, 1997 and 1996 respectively, were pledged primarily to secure public deposits and for other purposes required by law.

      The following table sets forth the distribution of investment securities and their percentage to total investment securities as of the dates indicated.



                                       December 31, 1997           December 31, 1996              December 31, 1995
(dollars in thousands)               Amount      % of total      Amount        % of total       Amount        % of total
U.S. Treas & other U.S. Gov't
   Agencies & Corp.                  $41,023        75.61%       $46,934          82.10%       $37,859          68.48%

State & Political subdivisions
   (domestic)  (1)                    10,356        19.09%         6,893          12.06%         4,900           8.86%

Other securities and
   investments                         2,877         5.30%         3,338           5.84%        12,522          22.65%


Total                                $54,256       100.00%       $57,165         100.00%       $55,281         100.00%


(1) Weighted average yields on tax-exempt securities have been calculated on a tax equivalent basis using a tax rate of 34%.

      During 1997, the interest rates beyond one year declined, ending the year .10% to .75% lower than 1996 yearend. The market value of the fixed income portion on the investment portfolio as a percentage of book value increased due
to this decline in rates.   The Bank's investment subsidiary, Mid-Wisconsin
Investment Corp., was formed in June 1994, and currently holds approximately $30,413,416 in securities at book value. Income tax expense for 1997 was approximately $126,600 lower as a result of holding these securities at the subsidiary.

The book value and market value of investment securities are equal and are summarized as follows:


                                               BOOK VALUE and MARKET VALUE

(dollars in thousands)                       Dec. 31, 1997    Dec. 31, 1996
U.S. Treasury securities and obligations
   of other U.S. Govt agencies & corp         $41,023,840       $46,933,671
Obligations to states & political
   subdivisions                                10,355,358         6,893,312

Other securities                                2,876,994         3,337,740
Totals                                        $54,256,192       $57,164,723


LOAN PORTFOLIO

      The following table sets forth the approximate maturities of the loan portfolio, excluding consumer, other loans, and non-accrual loans; and the sensitivity of loans to interest changes as of December 31, 1997.

                                                    Maturity

 (dollars in thousands)                One Year  Over one Year     Over
                                       or Less   to Five Years   Five Years
Commercial, financial and
  commercial real estate               $24,654       $37,342       $13,779
Agricultural                            21,064        10,386         3,048
Real estate mortgage                    20,137        19,892        21,992

Total                                  $65,855       $67,620       $38,819


                                                Interest Sensitivity

Amount of Loans Due After One Year With:        Fixed       Variable
        (dollars in thousands)                   Rate         Rate
Commercial and financial                       $35,375       $15,746
Agricultural                                     8,701         4,733
Real Estate                                     18,400        23,484

Total                                          $62,476       $43,963



      Loan growth for the year ended December 31, 1997 was 5.82%; increasing from $174,841,989 at December 31, 1996 to $185,015,272 at December 31, 1997.
The composition of loans outstanding and their percentage to total loans as of the dates indicated are as follows:



                                Dec. 31      % of        Dec. 31       % of        Dec. 31       % of
(dollars in Thousands)           1997        total         1996        total         1995        total
Commercial and financial        26,943       14.56%       26,923       15.40%       28,075       16.38%
Construction Loans               1,700        0.92%          891        0.51%        1,272        0.74%
Agricultural                    34,952       18.89%       30,869       17.66%       27,963       16.32%
Real estate                    108,360       58.57%      104,002       59.48%      101,473       59.21%
Installment                     12,642        6.83%       11,499        6.58%       11,819        6.90%
Lease financing                    418        0.22%          658        0.37%          762        0.45%

Total loans                   $185,015      100.00%     $174,842      100.00%     $171,364      100.00%




                                Dec. 31      % of        Dec. 31       % of
(dollars in Thousands)           1994        total        1993         total
Commercial and financial       $24,361       14.73%      $24,829       15.45%
Construction Loans                 519        0.31%        2,444        1.52%
Agricultural                    25,500       15.42%       26,052       16.22%
Real Estate                    102,958       62.24%       91.581       57.01%
Installment                     11,336        6.85%       14,834        9.23%
Lease financing                    748        0.45%          917        0.57%

Total loans                   $165,422      100.00%     $160,657      100.00%

    The composition of loans in the loan portfolio shows increases in real estate and agricultural loans. The Company expects growth will be modest in the real estate category during 1998 as increased efforts are made to sell these loans in the secondary market.

      The Company's process for monitoring loan quality includes monthly analysis of delinquencies, non-performing assets and potential problem loans. The Company's policy is to place loans on a non-accrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued (including applicable impaired loans) but not collected for loans that are placed on non-accrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment will continue within a reasonable time frame.

      A loan is impaired when, based on current information, it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impairment is based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

      The Company maintained generally high loan quality during 1997. The following table sets forth the amount of risk-element loans and other real estate owned as of the dates indicated.

Risk-element loans                  Dec. 31   % of total     Dec. 31     % of total   Dec. 31     % of total
(dollars in thousands)                1997       loans         1996        loans        1995        loans
Non-accrual, past due,
   and restructured loans            $1,238       0.67%       $1,072       0.61%       $1,152       0.67%
Potential problem loans                 161       0.09%          448       0.26%           72       0.04%
Foreign outstandings
                                                  0.00%            0       0.00%            0       0.00%
Total risk-element
   loans                             $1,399       0.76%       $1,520       0.87%        $1,224      0.71%


Risk-element loans            Dec. 31  % of total    Dec. 31  % of total
(dollars in thousands)          1994      loans        1993      loans
Non-accrual, past due,
  and restructured loans      $ 1,558      0.94%      $ 948       0.41%
Potential problem loans             0      0.00%          0       0.00%
Foreign outstandings
                                    0      0.00%          0       0.00%

Total risk-element
   loans                      $ 1,558      0.94%      $ 948       0.41%



      Included above are $539,513 of impaired loans (.029%) in non-accrual status at December 31, 1997. In addition, there are impaired loans of $161,406 (.008%) which management has considered in the allowance for credit losses.
The average balance of impaired loans during 1997 was $743,113.

      Total risk-element assets (loans and other real estate) increased during 1997. As a percentage of total outstanding loans, the non-performing assets decreased .11% to .76% in 1997. The percentage of risk-element assets had
increased .16% in 1996 and  decreased .21% in 1995.   There are no foreign
loans outstanding and no concentrations of credit requiring disclosure.

      On January 1, 1996, the Company adopted Statements of Financial Accounting Standards Nos. 114 and 118 (SFAS114), "Accounting by Creditors for Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan-- Income Recognition and Disclosures." The adoption of SFAS 114 did not result in additional provision for losses since the Company evaluates the overall adequacy of the allowance for credit losses on an ongoing basis. SFAS 114 does not apply to groups of smaller balance homogeneous loans that are collectively evaluated for impairment. Loans collectively evaluated for impairment include certain smaller balance commercial and agricultural loans, consumer loans, residential real estate loans, and credit card loans.

      Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is fully assured, in which case interest is recognized on the cash basis.

DEPOSITS

      The following table sets forth average daily deposits and the percentage of total deposits for the periods indicated.

                                   Dec. 31,      % of         Dec. 31,       % of        Dec. 31,       % of
(dollars in thousands)               1997        Total          1996         Total         1995         Total
Non-interest bearing demand        $22,321       11.22%        $21,504       11.19%       $20,107       10.66%
Interest-bearing demand             17,412        8.75%         18,768        9.76%        20,642       10.95%
Savings deposits                    52,199       26.24%         49,550       25.78%        42,069       22.31%
Time deposits                      107,003       53.79%        102,398       53.27%       105,768       56.08%

Total                             $198,935      100.00%       $192,220      100.00%      $188,586      100.00%


      During 1997, deposits increased 4.32%, or $8,737,351 to $211,149,458 at
December 31, 1997 from $202,412,107 at December 31, 1996. Management is projecting deposit growth during 1998 with its entry into new market areas and the development of several new commercial and consumer deposit products.

      The maturity distribution of time certificates of deposit of $100,000 or more at December 31, 1997 and December 31, 1996 is (in thousands):


(dollars in thousands) Dec. 31, 1997 Dec. 31, 1996
3 months or less                        $4,466            $3,689
Over 3 months through 6 months           2,711             2,413
Over 6 months through 12 months          6,715             5,744
Over 12 months                           9,137             5,300

Total                                  $23,029           $17,146


CAPITAL ADEQUACY

      During 1997, the Company's stockholders' equity increased by $2,142,526 to $27,867,157; after adjusting for a change of $172,252 in net unrealized losses. This increase was substantially from retention of current year earnings.

      The Company is subject to risk-based capital guidelines of the Board and the Bank is subject to equivalent capital guidelines of the FDIC.

A summary of Capital Ratios follows:

                                           CAPITAL RATIOS
                                      (000's except percents)
                                        1997             1996              1995
Total Assets                          $263,714         $251,521         $244,606

Capital                                 27,867           25,725           23,750

Capital Ratio                            10.57%           10.23%            9.71%

Total Assets                          $263,714         $251,521         $244,606
Less Goodwill                           (2,767)            (727)            (814)
Tangible Assets                       $260,947         $250,794         $243,792

Stockholders Equity                    $27,867          $25,725          $23,750
Less Goodwill                           (2,767)            (727)            (814)
Tangible Capital                       $25,100          $24,998          $22,936

Tangible Capital Ratio                    9.62%            9.97%            9.41%

Risk-based Assets                     $178,985         $171,526         $174,979

Tangible Equity                         25,100           24,998           22,936
Plus Security Valuation                   (348)            (176)            (306)
Less Equity Valuation                                                       (106)
Tier 1 Capital                         $24,752          $24,822          $22,524

Plus Allowance for Credit Losses         1,990            2,031            1,836
Total Risk-based Capital               $26,742          $26,853          $24,360

Tier 1 Capital Ratio                     13.83%           14.47%           12.87%

Total Risk-based Capital Ratio           14.94%           15.66%           13.92%

      As of December 31, 1997, the Bank could have paid approximately $7,921,000 of additional dividends to the company without prior regulatory approval. The payment of dividends is subject to the statutes governing state-chartered banks. Management feels the capital structure of the Company is adequate.

                ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                  ABOUT MARKET RISK


      The information required by this Item 7A is set forth in Item 6, "Selected Financial Data" and under subcaptions "Results of Operations", "Market Risk", "Net Interest Income", "Provision for Credit Losses", "Liquidity and Interest Sensitivity", "Investment Portfolio", and "Deposits" under Item 7, Management's Discussion and Analysis of Financial Conditions.

                ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         MID-WISCONSIN FINANCIAL SERVICES, INC.
                                    And Subsidiary
                                  Medford, Wisconsin

                            CONSOLIDATED FINANCIAL STATEMENTS
                       Years Ended December 31, 1997, 1996 and 1995

      INDEPENDENT AUDITOR'S REPORT




Board of Directors
Mid-Wisconsin Financial Services, Inc.
Medford, Wisconsin


We have audited the accompanying consolidated balance sheets of MID-WISCONSIN FINANCIAL SERVICES, INC. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MID-WISCONSIN FINANCIAL SERVICES, INC. and Subsidiary at December 31, 1997 and 1996, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.





                                    _______________________________________
                                          Wipfli Ullrich Bertelson LLP


January 9, 1998
Wausau, Wisconsin



                            MID-WISCONSIN FINANCIAL SERVICES, INC.
                                        And Subsidiary

                                  CONSOLIDATED BALANCE SHEETS
                                   December 31, 1997 and 1996

                     ASSETS
                                                                             1997               1996
Cash and due from banks                                                 $ 9,521,270       $ 13,734,886
Interest-bearing deposits in other financial institutions                    21,260             10,233
Federal funds sold                                                        4,616,000
Investment securities available for sale - At fair value                 54,256,192         57,164,723
Loans held for sale                                                       1,169,350            120,000
Loans receivable, net of allowance for credit losses of
  $1,990,090 in 1997 and $2,030,878 in 1996                             183,025,182        172,811,111
Accrued interest receivable                                               1,620,973          1,598,385
Premises and equipment                                                    5,505,984          3,906,661
Goodwill and purchased intangibles                                        2,787,410            727,481
Other assets                                                              1,151,940          1,427,804

TOTAL ASSETS                                                           $263,675,561       $251,501,284


      LIABILITIES AND STOCKHOLDERS' EQUITY


Noninterest-bearing deposits                                           $ 25,625,169       $ 23,083,585
Interest-bearing deposits                                               185,524,289        179,328,522

            Total deposits                                              211,149,458        202,412,107

Short-term borrowings                                                    16,078,523         14,671,264
Long-term borrowings                                                      5,400,000          5,400,000
Accrued expenses and other liabilities                                    3,180,423          3,293,282

            Total liabilities                                           235,808,404        225,776,653

Stockholders' equity:
      Common stock - Par value $.10 per share:
            Authorized - 6,000,000 shares in 1997 and 1996
            Issued and outstanding - 1,864,122 shares in 1997               186,412
                       - 1,865,369 shares in 1996                                              186,537
      Additional paid-in capital                                         12,653,703         12,647,615
      Retained earnings                                                  14,678,785         12,714,474
      Unrealized gain on securities available for sale, net of tax          348,257            176,005

            Total stockholders' equity                                   27,867,157         25,724,631

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $263,675,561       $251,501,284

      See accompanying notes to consolidated financial statements.


                             MID-WISCONSIN FINANCIAL SERVICES, INC.
                                         And Subsidiary

                               CONSOLIDATED STATEMENTS OF INCOME
                          Years Ended December 31, 1997, 1996, and 1995

                                                                              1997               1996               1995
Interest income:
      Interest and fees on loans                                         $ 16,821,018       $ 16,270,597       $ 15,637,886
      Interest and dividends on investment securities:
            Taxable                                                         3,152,401          3,303,183          3,213,173
            Tax-exempt                                                        422,524            306,252            312,372
      Other interest and dividend income                                      117,257             74,593             44,884

Total interest income                                                      20,513,200         19,954,625         19,208,315

Interest expense:
      Deposits                                                              8,382,923          7,974,336          7,800,759
      Short-term borrowings                                                   976,247            999,989          1,014,048
      Long-term borrowings                                                    353,725            223,290            211,902

Total interest expense                                                      9,712,895          9,197,615          9,026,709

Net interest income                                                        10,800,305         10,757,010         10,181,606
Provision for credit losses                                                   140,000            400,000            100,000

Net interest income after provision for credit losses                      10,660,305         10,357,010         10,081,606

Noninterest income:
      Service fees                                                            631,553            594,330            616,102
      Trust service fees                                                      448,174            382,524            347,815
      Net realized gain on sale of securities available for sale               14,632
      Gain on pension settlement/curtailment                                  258,294            367,815
      Investment product commissions                                          247,183            212,871            144,851
      Gain on sale of mortgage servicing rights                               212,881
      Other operating income                                                  445,414            475,519            370,035

Total noninterest income                                                    2,258,131          2,033,059          1,478,803

Noninterest expenses:
      Salaries and employee benefits                                        4,215,070          4,080,862          3,984,877
      Occupancy                                                             1,317,967          1,297,160          1,326,876
      FDIC deposit insurance premiums                                          24,827              2,000            218,763
      Net realized loss on sale of securities available for sale                                 159,812             82,199
      Other operating                                                       1,997,957          1,793,680          1,533,174

Total noninterest expenses                                                  7,555,821          7,333,514          7,145,889

Income before income taxes                                                  5,362,615          5,056,555          4,414,520
Provision for income taxes                                                  1,855,161          1,780,114          1,533,659

Net income                                                               $  3,507,454       $  3,276,441       $  2,880,861

Basic and diluted earnings per share                                           $ 1.88             $ 1.76             $ 1.55

Cash dividends declared per share                                              $  .75             $  .67             $  .47

      See accompanying notes to consolidated financial statements.


                   MID-WISCONSIN FINANCIAL SERVICES, INC.
                                And Subsidiary

             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1997, 1996, and 1995

                                                                                                                 Unrealized
                                                                                                                 Gain (Loss)
                                                                                                                     on
                                                                          Additional                             Securities
                                                Common Stock                Paid-In             Retained          Available
                                          Shares             Amount         Capital             Earnings          for Sale
Balance, January 1, 1995                $ 924,930           $ 92,493      $ 12,603,547        $ 8,675,525       $ (1,191,367)
Par value of stock transferred
  in connection with two-
  for-one stock split                     924,930             92,493           (92,493)
Proceeds from stock options                 7,430                743            62,312
Net income                                                                                      2,880,861
Cash dividends declared $.47
  per share                                                                                      (871,316)
Unrealized gain on securities
  available for sale - Net of tax                                                                                  1,497,160

Balance, December 31, 1995              1,857,290            185,729        12,573,366         10,685,070            305,793
Proceeds from stock options                 8,079                808            74,249
Net income                                                                                      3,276,441
Cash dividends declared $.67
  per share                                                                                    (1,247,037)
Unrealized loss on securities
  available for sale - Net of tax                                                                                   (129,788)

Balance, December 31, 1996              1,865,369           186,537         12,647,615         12,714,474            176,005
Proceeds from stock options                 7,981               798            100,262
Repurchase of common stock
  returned to unissued                     (9,228)             (923)           (94,174)          (143,907)
Net income                                                                                      3,507,454
Cash dividends declared $.75
  per share                                                                                    (1,399,236)
Unrealized gain on securities
  available for sale - Net of tax                                                                                    172,252


Balance, December 31, 1997            $1,864,122          $ 186,412       $ 12,653,703       $ 14,678,785          $ 348,257

      See accompanying notes to consolidated financial statements.


                       MID-WISCONSIN FINANCIAL SERVICES, INC.
                                    And Subsidiary

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended December 31, 1997, 1996, and 1995

                                                                              1997              1996              1995
Increase (decrease) in cash and due from banks:
      Cash flows from operating activities:
            Net income                                                   $ 3,507,454       $ 3,276,441       $ 2,880,861
            Adjustments to reconcile net income to
              net cash provided by operating activities:
                  Provision for depreciation and net amortization            841,970           777,953           749,717
                  Provision for credit losses                                140,000           400,000           100,000
                  Provision (benefit) for deferred income taxes               80,614            31,913           (52,609)
                  Proceeds from sales of loans held for sale               3,819,044         6,080,225         2,855,444
                  Originations of loans held for sale                     (4,868,394)       (4,886,425)       (4,169,244)
                  (Gain) loss on sale of investment securities               (14,632)          159,812            82,199
                  Gain on curtailment of pension plan                       (367,815)
                  Gain on settlement of pension plan                        (258,294)
                  Gain on sale of mortgage servicing rights                 (212,881)
                  Loss on equipment disposals                                  1,717               441            30,320
                  Loss on sale of other real estate                           29,432                               1,777
                  Changes in operating assets and liabilities:
                        Other assets                                         (59,352)           (2,864)         (420,579)
                        Other liabilities                                    152,367           342,578           130,178

      Net cash provided by operating activities                            3,159,045         5,812,259         2,188,064

      Cash flows from investing activities:
            Available for sale securities:
                  Proceeds from sales                                      1,549,804         6,555,302         7,837,562
                  Proceeds from maturities                                14,664,102        19,775,437         8,728,667
                  Payment for purchases                                  (13,004,472)      (28,636,385)      (13,274,834)
            Net increase in loans                                        (10,394,025)       (3,817,517)       (5,869,632)
            Net (increase) decrease in interest-bearing
              deposits in other institutions                                 (11,027)           10,013            72,708
            Net increase in federal funds sold                            (4,616,000)
            Capital expenditures                                          (2,259,265)         (436,079)         (436,847)
            Proceeds from sale of equipment                                       50             2,950             8,250
            Proceeds from sale of other real estate                          309,179             5,000            23,222
            Premium paid to purchase deposits                             (2,218,437)

      Net cash used in investing activities                              (15,980,091)       (6,541,279)       (2,910,904)



                           MID-WISCONSIN FINANCIAL SERVICES, INC.
                                        And Subsidiary

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1997, 1996, and 1995
                                                                  (Continued)

                                                                          1997             1996             1995
      Cash flows from financing activities:
            Net increase in noninterest-bearing deposits              $ 2,541,584       $ 438,316       $ 557,675
            Net increase in interest-bearing deposits                   6,195,767       9,829,385       5,435,354
            Proceeds from exercise of stock options                       101,060          75,057          63,055
            Payment for repurchase of common stock                       (239,004)
            Net increase (decrease) in short-term borrowings            1,407,259      (6,715,359)     (2,485,809)
            Proceeds from issuance of long-term borrowings              1,000,000       3,000,000
            Principal payments on long-term borrowings                 (1,000,000)     (1,600,000)       (335,000)
            Dividends paid                                             (1,399,236)     (1,247,037)     (1,074,801)

      Net cash provided by financing activities                         8,607,430       3,780,362       2,160,474

Net increase (decrease) in cash and due from banks                     (4,213,616)      3,051,342       1,437,634
Cash and due from banks at beginning                                   13,734,886      10,683,544       9,245,910

Cash and due from banks at end                                        $ 9,521,270    $ 13,734,886    $ 10,683,544

Supplemental cash flow information:
      Cash paid during the year for:
            Interest                                                 $  9,722,432    $  9,234,573    $  8,767,822
            Income taxes                                                1,805,025       1,712,851       1,695,025

Supplemental schedule of noncash investing
  and financing activities:
      Loans transferred to other real estate                               253,198        135,000           5,000
      Loans charged off                                                    244,874        311,538         189,884
      Loans made in connection with the disposition
        of other real estate                                               241,752

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

The Company operates as a full service financial institution with a primary marketing area including, but not limited to, Clark, Taylor, Price, and Oneida Counties. It provides a variety of core banking products in addition to trust services and investment product sales.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

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

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

Intangibles

The excess of cost over the net assets acquired (goodwill) is being amortized using the straight-line method over a 15-year period from the date of acquisition.

Purchased deposit base intangible is amortized using the systematic method over an eight-year period.

Retirement Plans

The Company had a noncontributory defined benefit pension plan which covered substantially all full-time employees. This plan was terminated effective January 1, 1997 and replaced with a money purchase defined contribution pension plan covering substantially the same employees. The Company also maintains a defined contribution 401(k) profit-sharing plan which covers substantially all full-time employees.

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

Earnings Per Share

Earnings per common share are based upon the weighted average number of common shares outstanding which includes the common stock equivalents applicable to shares issuable under the stock options granted. The weighted average number of shares outstanding were 1,867,610 in 1997, 1,864,840 in 1996, and 1,861,328 in 1995. The weighted average number of shares has been adjusted to reflect the stock split in the form of a 100 percent stock dividend issued May 8, 1995. All per share amounts have been restated to reflect the stock dividend.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In part, this SFAS changed the method of accounting for serviced loans and superseded SFAS No. 122, "Accounting for Mortgage Servicing Rights," which was adopted by the Company during 1996. The adoption had an insignificant effect on the financial statements during the year of adoption.

Effective January 1, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." There is no impact on net income as a result of the adoption of SFAS No. 128. This statement requires the reporting of both basic and diluted earnings per share.

Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." There was no impact on net income as a result of the adoption of SFAS No. 121. The Company had no long-lived assets considered to be impaired at the time of adopting the standard.

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

Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures."
There was no impact on net income as a result of the adoption of SFAS No. 114.

NOTE 3 - PURCHASE OF BRANCHES

In September 1997, the Company completed the purchase of two branches of a commercial bank located in Lake Tomahawk and Rhinelander. The acquisition of these branches, now operating as branches of the Company's subsidiary, was accounted for as a purchase. Consequently, the related accounts and results of operations are included in the Company's consolidated financial statements from the date of acquisition. The assets purchased and liabilities assumed consisted of the following:

      Loans and accrued interest         $   872,223
      Real estate and equipment              891,000
      Cash on hand                           144,140
      Deposits and accrued interest      (20,083,476)
      Deposit base intangible              2,218,437

The deposit base intangible is being amortized on a systematic basis over an eight-year period. Deposit base intangible amortization expense totaled $72,075 during 1997.

NOTE 4 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Cash and due from banks in the amount of $913,000 is restricted at December 31, 1997 to meet the reserve requirements of the Federal Reserve System.

NOTE 5 - INVESTMENT SECURITIES

The fair value, amortized cost, and gross unrealized gains and losses for the Company's securities available for sale follow:


                                                                      Gross          Gross
                                                    Fair           Unrealized      Unrealized     Amortized
                                                    Value             Gains          Losses          Cost
December 31, 1997

U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies                                      $ 15,756,976       $ 113,622       $ 16,924       $ 15,660,278

Obligations of states and
  political subdivisions                          10,355,359         251,408          2,247         10,106,198

Corporate securities                               1,689,391          10,934                         1,678,457
Mortgage-backed securities                        25,266,862         224,097         52,072         25,094,837
Equity securities                                  1,187,604                                         1,187,604

Totals                                          $ 54,256,192        $ 600,061      $ 71,243       $ 53,727,374

December 31, 1996

U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies                                      $ 23,095,170        $ 116,542      $102,043       $ 23,080,671

Obligations of states and
  political subdivisions                           6,893,312          168,603        22,117          6,746,826

Corporate securities                               1,620,370           30,043                        1,590,327
Mortgage-backed securities                        23,838,501          213,548       152,502         23,777,455
Equity securities                                  1,717,370                                         1,717,370

Totals                                          $ 57,164,723        $ 528,736      $276,662       $ 56,912,649


As a member of the Federal Home Loan Bank (FHLB) system, the banking subsidiary is required to hold stock in the FHLB based on asset size. This stock is
recorded at cost which is equal to par value.   Equity securities include
$984,000 of FHLB stock at December 31, 1997 and 1996. Transfer of the stock is substantially restricted.

The book values and fair values of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Fair               Book
                                                      Values             Values
   Debt Securities Available for Sale
Due in one year or less                             $ 4,590,893      $ 4,579,784
Due after one year through five years                14,884,552       14,729,589
Due after five years through ten years                7,751,992        7,568,004
Due after ten years                                     574,289          567,556

Mortgage-backed securities                           25,266,862       25,094,837

Total debt securities available for sale            $53,068,588      $52,539,770


Following is a summary of the proceeds from sales of investment securities as well as gross gains and losses for the years ended December 31:


                        Securities Available for Sale

                                                   1997              1996             1995

Proceeds from sales of investments             $ 1,549,804       $ 6,555,302       $ 7,837,562

Debt securities - Gross realized gains            $ 14,632           $ 1,553         $ 130,591
Debt securities - Gross realized losses                                                 (4,827)
Equity securities - Net realized losses                             (161,365)         (207,963)

Total investment securities gains (losses)        $ 14,632        $ (159,812)        $ (82,199)

Securities with an approximate carrying value of $32,890,000 and $37,993,000 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

NOTE 6 - LOANS

The composition of loans at December 31 follows:

                                           1997               1996
      Commercial                      $ 27,004,397       $ 26,961,550
      Agricultural                      34,962,725         30,883,661
      Real estate:
            Construction                 1,700,017            890,558
            Commercial                  47,080,271         48,870,981
            Residential                 61,310,410         55,160,969
      Installment                       12,642,454         11,499,559
      Lease financing                      417,926            658,593

      Subtotals                        185,118,200        174,925,871

      Net deferred loan fees              (102,928)           (83,882)
      Allowance for credit losses       (1,990,090)        (2,030,878)

      Net loans                       $183,025,182        $172,811,111


The Company, in the ordinary course of business, grants loans to the Company's executive officers and directors, including their families and firms in which they are principal owners. The Bank has a policy of making loans (limited to $50,000 per individual) available to employees and executive officers at interest rates slightly below those prevailing for comparable transactions with other customers. In the opinion of management, such loans do not involve more than the normal risk of collectibility or present other unfavorable features.

Activity in related party loans during 1997 is summarized below:

      Loans outstanding, January 1      $ 1,891,208
      New loans                           1,327,931
      Repayments                           (522,619)

      Loans outstanding, December 31    $ 2,696,520

The allowance for credit losses includes specific allowances related to loans which have been judged to be impaired and which fall within the scope of SFAS No. 114. A loan is impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. These specific allowances are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An analysis of impaired loans follows:


      At December 31,   1997  1996
Nonaccrual                                       $ 539,513        $ 394,552
Accruing income                                    161,406          448,179

Total impaired loans                               700,919          842,731
Less - Allowance for credit losses                 194,464          132,124

Net investment in impaired loans                 $ 506,455        $ 710,607

      Years Ended December 31,                      1997             1996           1995

Average recorded investment, net of
  allowance for credit losses                    $ 743,114        $ 779,924     $ 183,000

Interest income recognized                       $  69,362        $  86,776         $ 657


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

An analysis of the allowance for credit losses for the three years ended December 31, follows:


                                            1997              1996              1995
Balance, January 1                      $ 2,030,878       $ 1,835,951       $ 1,858,783
Provision charged to operating expense      140,000           400,000           100,000
Recoveries on loans                          64,086           106,465            67,051
Loans charged off                          (244,874)         (311,538)         (189,883)

Balance, December 31                    $ 1,990,090        $ 2,030,878      $ 1,835,951

NOTE 7 - LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $0, and $12,821,873 at December 31, 1997 and 1996, respectively. During 1997, the Company sold its entire serviced mortgage loan portfolio and recorded a gain on the sale of these servicing rights of $212,881.

NOTE 8 - PREMISES AND EQUIPMENT

Premises and equipment consists of the following at December 31:

                                         1997          1996
      Land and improvements            $ 875,994     $ 441,406
      Buildings                        5,051,379     3,800,283
      Furniture and equipment          3,731,861     3,671,854

      Total cost                       9,659,234     7,913,543
      Accumulated depreciation         4,153,250    (4,006,882)

      Net book value                 $ 5,505,984   $ 3,906,661


Depreciation and amortization charged to operating expense totaled $687,968 in 1997 and $680,295 in 1996, and $672,338 in 1995.

NOTE 9 - INTEREST-BEARING DEPOSITS

Aggregate annual maturities of certificate and IRA accounts at December 31, 1997 are as follows:

      1998      $ 71,331,634
      1999        26,214,824
      2000        12,268,350
      2001         2,648,028
      2002            74,881

      Total     $112,537,717

Deposits from Company directors, executive officers, and related firms in which they are principal owners totaled $3,809,192 and $3,701,280 at December 31, 1997 and 1996, respectively.

Interest-bearing deposits include $23,028,560 and $17,145,518 of certificates of deposit in denominations of $100,000 or more at December 31, 1997 and 1996, respectively.

NOTE 10 - SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 1997 and 1996 totaled $16,078,523 and
$14,671,264, respectively, and consisted of securities sold under repurchase agreements.

As a member of the Federal Home Loan Bank (FHLB) System, the Company has available a line of credit totaling $19,680,000 at December 31, 1997. At
December 31, 1997, the Company's available and unused portion of this line of credit totaled $14,280,000.


NOTE 10 - SHORT-TERM BORROWINGS (CONTINUED)

The following information relates to federal funds purchased, securities sold under repurchase agreements, and FHLB open line of credit, for the years ended
December 31:



                                               1997          1996             1995
Weighted average rate at December 31             4.95%          4.89%

For the year:
      Highest month-end balance          $ 28,166,356    $ 25,280,224    $ 23,254,010
      Daily average balance                19,121,688      19,976,901      18,281,849
      Weighted average rate                      5.11%           5.01%           5.55%


At December 31, 1997, the Company maintained repurchase agreements with Clark County and the Medford School District in the amounts of $4,500,000 and $3,650,000, respectively. The repurchase agreements are payable on demand.

NOTE 11 - LONG-TERM BORROWINGS

Long-term borrowings at December 31, consist of the following:

                                                                     1997              1996
Note payable to the Federal Home Loan Bank, monthly interest
  payments only at 6.55%, due July 26, 1998                     $ 1,000,000       $ 1,000,000
Note payable to the Federal Home Loan Bank, monthly interest
  payments only at 4.98%, due September 3, 1998                   1,600,000         1,600,000
Note payable to the Federal Home Loan Bank, monthly interest
  payments only at 6.19%, due September 18, 1998                  1,000,000
Note payable to the Federal Home Loan Bank, monthly interest
  payments only at 6.23%, due November 1, 1999                    1,000,000         1,000,000
Note payable to the Federal Home Loan Bank, monthly interest
  payments only at 5.46%, due September 3, 2000                     800,000           800,000
Note payable to the Federal Home Loan Bank, monthly interest
  payments only at 5.81%, due November 3, 1997                                      1,000,000

Totals                                                          $ 5,400,000       $ 5,400,000


The FHLB advances are secured by a blanket lien consisting principally of one-to-four family real estate loans totaling $9,000,000 at December 31, 1997 and 1996.

NOTE 12 - INCOME TAXES

The components of the income tax provision are as follows:


                                                 1997              1996              1995
Current income tax provision:
   Federal                                   $ 1,507,354       $ 1,471,075       $ 1,317,757
   State                                         267,193           277,126           268,511

Total current                                  1,774,547         1,748,201         1,586,268

Deferred income tax expense (benefit):
   Federal                                        63,632            25,190           (30,836)
   State                                          16,982             6,723           (21,773)

Total deferred                                    80,614            31,913           (52,609)

Total provision for income taxes             $ 1,855,161       $ 1,780,114       $ 1,533,659

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:


                                            1997                          1996                          1995
                                                 Percent                       Percent                       Percent
                                                    of                            of                            of
                                                  Pretax                        Pretax                        Pretax
                                    Amount        Income          Amount        Income          Amount        Income
Tax expense at
  statutory rate                 $ 1,823,289       34.0%       $ 1,719,229       34.0%       $ 1,500,937       34.0%
Increase (decrease) in
  taxes resulting from:
      Tax-exempt interest           (190,215)      (3.5%)         (160,572)      (3.2%)         (163,102)      (3.7%)
      State income tax               187,556        3.4%           187,340        3.7%           162,847        3.7%
      Other                           34,531         .7%            34,117         .7%            32,977         .7%

Provision for income taxes       $ 1,855,161       34.6%       $ 1,780,114       35.2%       $ 1,533,659       34.7%


Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of the net deferred taxes are as follows:

                                                         1997             1996
      Deferred tax assets:
            Allowance for credit losses              $ 423,089       $ 439,078
            Deferred compensation                      268,374         370,265
            State net operating loss                    78,678          89,240
            Other deferred expenses                     21,153          25,464

                                                       791,294         924,047
            Less - Valuation allowance                 (78,678)        (89,240)

      Total deferred tax assets                        712,616         834,807

      Deferred tax liabilities:
            Premises and equipment                     182,973         225,780
            Direct lease financing                      78,331          77,101
            Unrealized gain on securities
              available for sale                       182,818          77,725

      Total deferred tax liabilities                   444,122         380,606

      Net deferred tax assets                        $ 268,494       $ 454,201

The Company, and its subsidiary, pay state income taxes on individual, unconsolidated net earnings. At December 31, 1997, tax net operating losses at the parent company level of approximately $996,000 existed to offset future state taxable income. These net operating losses will begin to expire in 2007. The valuation allowance has been recognized to adjust deferred tax assets to the amount of tax net operating losses expected to be realized. If realized, the tax benefit for this item will reduce current tax expense for that period.

NOTE 13 - RETIREMENT PLANS

The Company sponsored a defined benefit pension plan which covered substantially all employees. The benefits were based on years of service and the employee's highest consecutive five-year average earnings. Contributions were intended to provide not only benefits attributed for service to date but also for those expected to be earned in the future. The Company's funding policy was to annually contribute the maximum amount deductible for federal income tax purposes. Contributions made during 1996 and 1995 totaled $159,027 and $200,548, respectively. There was no contribution made during 1997.

Effective January 1, 1997, the Company terminated its defined benefit pension plan and replaced it with a noncontributory defined contribution money purchase pension plan covering substantially the same employees. Monthly benefits currently paid to retirees will not be affected by the plan's termination. Benefits under the money purchase plan will be contributed by the Company on an annual basis, calculated as a percentage of annual salary and wages beginning January 1, 1997. The Company received regulatory approval to distribute participants' vested defined benefit pension plan balances into the new money purchase pension plan.

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," termination of the plan constitutes a curtailment, which resulted in the recognition of a gain to the Company as of December 31, 1996, determined as follows:


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


On June 30, 1997, the Company settled the defined benefit pension plan obligation by transferring existing plan assets of $1,840,121 to the money purchase pension plan in settlement of all benefit obligations. Plan assets of $35,477 in excess of benefit obligations were allocated to plan participants. Under the provisions of SFAS No. 88, this transaction constitutes a settlement, which resulted in the recognition of a gain to the Company as of June 30, 1997, determined as follows:

Excess of plan assets over vested benefits distributed and
  expenses associated with termination of the plan                   $ 35,477
Accrued pension cost at settlement date                               222,817

Gain on pension settlement                                           $258,294


NOTE 13 - RETIREMENT PLANS (CONTINUED)

The following table sets forth the plan's funded status and the amounts reflected in the accompanying consolidated balance sheets at December 31, 1996:


Actuarial present value of benefit obligations:
      Vested benefit obligation                                   $ 2,376,810
      Nonvested benefit obligation

Accumulated benefit obligation                                      2,376,810
Effect of projected future compensation levels

Projected benefit obligation                                        2,376,810
Plan assets at fair value                                          (2,135,771)

Projected benefit obligation in excess of plan assets                 241,039
Unrecognized net loss                                                 (39,909)
Unrecognized prior service cost
Unrecognized initial net asset                                         39,909

Accrued pension cost recognized in the consolidated
  balance sheets at December 31                                     $ 241,039


Net pension cost for 1997, 1996, and 1995 included the following components:

                                                         1997           1996         1995
Service cost - Benefits earned during the period      $              $ 96,743     $ 106,837
Interest cost on projected benefit obligation            59,549       164,023       182,025
Actual return on plan assets                            (72,070)     (218,324)     (301,671)
Net amortization and deferral                            (5,701)       83,638       203,524

Net periodic pension cost (income)                    $ (18,222)     $126,080     $ 190,715


The following assumptions were used in determining the 1996 and 1995 projected benefit obligation:


                                                         1996      1995
Discount rate                                            5.50%     7.00%
Rate of increase in future compensation levels           0.00%     3.50%
Expected long-term rate of return on assets              7.00%     7.00%

Contributions to the Company's 401(k) profit-sharing plan are based on achieving desired Company profitability and the Board of Directors' authorization. Beginning in 1997, the Company matched 100 percent of employee contributions to the plan up to 5 percent of pay deferred in addition to the discretionary profit-sharing contribution. For the years ended December 31, 1997, 1996, and 1995, the amount of the plan expense was $274,858, $394,036, and $358,294, respectively.

During 1997, the Company established a noncontributory defined contribution money purchase pension plan. Company contributions to this plan, as determined by the Board of Directors, totaled $141,919 during 1997.

NOTE 14 - STOCK OPTIONS

Under the terms of existing stock option plans, shares of unissued common stock are reserved for options to officers and key employees of the Company at prices not less than the fair market value of the shares at the date of the grant. Options expire no later than approximately five years from the date of the grant.

At December 31, 1997, options outstanding are as follows:

                Number of Shares        Option Price
          Outstanding     Exercisable*    Per Share
             3,358            3,358          14.00
             2,958            2,958          16.00
             2,846            2,846          19.50
             2,790            2,790          24.00

            11,952           11,952

*Options can be exercised only between the fourth and fifth anniversaries of the date of grant.

For the years ended December 31, 1995, 1996 and 1997, options exercised were as follows:



      Year                    Price at Which
      Exercised   Shares          Exercised
      1995           7,430          8.37
      1996           8,079          9.29
      1997           7,981         12.66


As of December 31, 1997, 64,558 shares of common stock remain reserved for future grants under option plans approved by the shareholders. The options outstanding reflect the stock split effected in the form of a 100 percent stock dividend issued May 8, 1995.

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


                                            1997              1996
      Net income                       $ 3,498,424       $ 3,271,628

      Diluted earnings per share            $ 1.87            $ 1.75

NOTE 15 - CAPITAL REQUIREMENTS

The Company and subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1997 and 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company and subsidiary bank's actual capital amounts and ratios are also presented in the table.



                                                                                                                 To Be Well
                                                                                                               Capitalized Under
                                                                                   For Capital                 Prompt Corrective
                                                        Actual                   Adequacy Purposes             Action Provisions
                                                Amount         Ratio           Amount          Ratio          Amount         Ratio

As of December 31, 1997:
      Total capital (to risk
        weighted assets):
            Consolidated                     $ 26,742,000       14.9%       $ 14,324,000       8.0%           N/A
            Subsidiary bank                  $ 22,757,000       12.7%       $ 14,324,000       8.0%       $ 17,904,000       10.0%

      Tier I capital (to risk
        weighted assets):
            Consolidated                     $ 24,752,000       13.8%       $  7,162,000       4.0%           N/A
            Subsidiary bank                  $ 20,767,000       11.6%       $  7,162,000       4.0%       $ 10,743,000        6.0%

      Tier I capital (to average
        assets):
            Consolidated                     $ 24,752,000        9.5%       $ 10,438,000       4.0%           N/A
            Subsidiary bank                  $ 20,767,000        8.0%       $ 10,438,000       4.0%       $ 13,047,000        5.0%


                                                                                                                 To Be Well

                                                                                                        Capitalized Under
                                                                                  For Capital                  Prompt Corrective
                                                    Actual                      Adequacy Purposes              Action Provisions
                                            Amount          Ratio            Amount           Ratio          Amount          Ratio
As of December 31, 1996:
      Total capital (to risk
        weighted assets):
            Consolidated                 $ 26,852,000        15.8%        $ 13,610,000        8.0%            N/A
            Subsidiary bank              $ 22,491,000        13.1%        $ 13,610,000        8.0%       $ 17,012,000        10.0%

      Tier I capital (to risk
       weighted assets):
            Consolidated                 $ 24,821,000        14.6%        $ 6,805,000         4.0%            N/A
            Subsidiary bank              $ 20,460,000        11.9%        $ 6,805,000         4.0%       $ 10,207,000         6.0%

      Tier I capital (to average
        assets):
            Consolidated                 $ 24,821,000        10.0%        $ 9,923,000         4.0%            N/A
            Subsidiary bank              $ 20,460,000         8.2%        $ 9,923,000         4.0%       $ 12,403,000         5.0%


NOTE 16 - RESTRICTIONS ON RETAINED EARNINGS

The banking subsidiary is restricted by banking regulations from making dividend distributions above prescribed amounts and limited in making loans and advances to the Company. At December 31, 1997, the retained earnings of the subsidiary available for distribution as dividends without regulatory approval was approximately $7,921,000.

NOTE 17 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

NOTE 17 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

Credit Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. These commitments at December 31, 1997 and 1996 are as follows:

                                                        1997                1996
      Commitments to extend credit:
            Fixed rate                              $ 11,134,093       $ 7,818,893
            Adjustable rate                            7,884,178         7,725,800
      Standby and irrevocable letters of credit:
            Fixed rate                                 1,484,147         1,834,712
            Adjustable rate                                                127,486
      Credit card commitments                          4,144,150         3,757,219

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The commitments are structured to allow for collateralization on all standby letters of credit in the same manner and terms as exist on loans of similar risk.

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

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents information for financial instruments:

                                                  At December 31, 1997                  At December 31, 1996
                                               Carrying          Estimated           Carrying          Estimated
                                                Amount           Fair Value           Amount           Fair Value
Financial assets:
      Cash and short-term investments        $ 14,158,530       $ 14,158,530       $ 13,745,119       $ 13,745,119
      Investment securities                    54,256,192         54,256,192         57,164,723         57,164,723
      Net loans                               184,194,532        184,526,082        172,931,111        172,707,916

Financial liabilities:
      Deposits                                211,149,458        211,273,707        202,412,107        202,744,292
      Short-term borrowings                    16,078,523         16,078,523         14,671,264         14,671,264
      Long-term borrowings                      5,400,000          5,367,963          5,400,000          5,332,141


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

NOTE 19 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

                                      BALANCE SHEETS
                                December 31, 1997 and 1996
 ASSETS
                                             1997              1996
Cash and due from banks                        $ 4,038,731       $ 4,233,106
Investment in subsidiary                        23,882,439        21,363,648
Premises and equipment - Net                        32,652           138,386
Other assets                                        70,687            80,814

Total assets                                   $28,024,509       $25,815,954

 LIABILITIES AND STOCKHOLDERS' EQUITY


Total liabilities                                $ 157,352          $ 91,323

Total stockholders' equity                      27,867,157        25,724,631

Total liabilities and stockholders' equity    $ 28,024,509      $ 25,815,954



                                     STATEMENTS OF INCOME
                         Years Ended December 31, 1997, 1996 and 1995
                                                                    1997              1996              1995
Income:
      Dividends from subsidiary                                 $ 1,100,000       $ 2,800,000       $ 2,600,000
      Interest                                                      194,589           145,271            63,228
      Management and service fees                                   180,000           182,250           165,000
      Other                                                           1,269             5,116            72,032

            Total income                                          1,475,858         3,132,637         2,900,260

Expenses:
      Salaries and benefits                                          48,115            55,142            81,583
      Interest                                                                                           14,802
      Other                                                         235,410           286,251           295,804

            Total expenses                                          283,525           341,393           392,189

Income before income taxes and equity in
  undistributed net income of subsidiaries                        1,192,333         2,791,244         2,508,071
Provision for income tax expense (benefit)                           31,418            (2,952)          (31,231)

Net income before equity in undistributed
  net income of subsidiaries                                      1,160,915         2,794,196         2,539,302
Equity in undistributed net income of subsidiaries                2,346,539           482,245           341,559

Net income                                                      $ 3,507,454       $ 3,276,441       $ 2,880,861



      STATEMENTS OF CASH FLOWS
      Years Ended December 31, 1997, 1996 and 1995
                                                                               1997               1996             1995
Increase (decrease) in cash and due from banks:
      Cash flows from operating activities:
            Net income                                                     $ 3,507,454       $ 3,276,441       $ 2,880,861
            Adjustments to reconcile net income to
              net cash provided by operating activities:
                  Provision for depreciation, amortization and accretion       132,194           169,077           176,382
                  Net loss on disposal of fixed assets                                                               4,935
                  Equity in undistributed net income of subsidiaries        (2,346,539)         (482,245)         (341,559)
                  Changes in operating assets and liabilities:
                        Other assets                                            (2,117)           55,042           376,683
                        Liabilities                                             66,029             1,034          (587,371)

      Net cash provided by operating activities                              1,357,021         3,019,349         2,509,931

      Cash flows from investing activities:
            Capital expenditures                                               (14,216)          (32,550)         (178,134)
            Proceeds from sale of fixed assets                                                                       4,937

      Net cash used in investing activities                                    (14,216)          (32,550)         (173,197)

      Cash flows from financing activities:
            Proceeds from exercise of stock options                            101,060            75,057            63,055
            Payments for repurchase of common stock                           (239,004)
            Repayment of long-term debt                                                                           (335,000)
            Dividends paid                                                  (1,399,236)       (1,247,037)       (1,074,801)

      Net cash used in financing activities                                 (1,537,180)       (1,171,980)       (1,346,746)

Net increase (decrease) in cash and due from banks                            (194,375)        1,814,819           989,988
Cash and due from banks at beginning                                         4,233,106         2,418,287         1,428,299

Cash and due from banks at end                                             $ 4,038,731       $ 4,233,106       $ 2,418,287

Supplemental cash flow information:
      Cash paid during the year for:
            Interest                                                         $                 $                 $  16,103
            Income taxes                                                     1,540,025         1,475,025         1,430,025



                    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
                             ACCOUNTANTS ON ACCOUNTING AND
                                   FINANCIAL DISCLOSURE


None

PART III


        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information relating to directors is incorporated in this Form 10-K by this reference to the table on pages 3 and 4 of registrant's 1998 Proxy Statement dated March 27, 1998 (the "1998 Proxy Statement") under the caption "Elections of Directors". Information relating to executive officers is found in Part I, page 5 of this Form 10-K. No information required under Rule 405 of Regulation S-K is contained herein or incorporated by reference from the 1998 Proxy Statement.


                         ITEM 11.  EXECUTIVE COMPENSATION

      Information relating to executive and director compensation is incorporated in this Form 10-K by this reference to the registrant's 1998 Proxy Statement under (1) the caption "Executive Officer Compensation," pages 7 through the material immediately preceding the subcaption "Committees' Report on Executive Compensation Policies" on page 9, (2) the material under the subcaption "Personnel Committee Interlocks and Insider Participation", page 11, and (3) the material under the subcaption "Director Compensation", pages 4 and 5.


                ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                                OWNERS AND MANAGEMENT

      Information relating to security ownership of certain beneficial owners is incorporated in this Form 10-K by this reference to the registrant's 1998 Proxy Statement under the caption "Beneficial Ownership of Common Stock," pages 5 and 6.


               ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information relating to certain relationships and related transactions is incorporated in this Form 10-K by this reference to the registrant's 1998 Proxy Statement under the caption "Certain Relationships and Related Transactions," page 13.

PART IV


                    ITEM 14.   EXHIBITS, FINANCIAL STATEMENT
                       SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Financial Statements

            Description Page

      The Company Financial Services, Inc.
      Consolidated Financial Statements

        Accountants' Report                                               31

        Consolidated Balance Sheets                                       32

        Consolidated Statements of Income                                 33

        Consolidated Statements of Changes in Stockholders' Equity        34

        Consolidated Statements of Cash Flows                             35

        Notes to Consolidated Financial Statements                        37


(b)   Reports on Form 8-K

      None

(c)   Exhibits Required by Item 601 of Regulation S-K:
                                                              Incorporated
      Exhibit No. and Description                             Exhibit <dagger>

      (3)  Articles of Incorporation and Bylaws
            (a)  Articles of Incorporation, as amended              3  (a) (1)
            (b)  Bylaws, as amended September 20, 1995
      (4) Instruments defining the rights of security holders, including indentures
            (a)  Articles of Incorporation and
                  Bylaws (See (3)(a) and (b))

      Exhibit No. and Description                                 Incorporated
                                                                      Exhibit
      (10) Material contracts:
              **(a)  1997 Mid-Wisconsin Bank
                  Senior Officer Incentive Bonus Plan
              **(b)  Mid-Wisconsin Financial Services, Inc.
                  1991 Employee Stock Option Plan                   10 (b) (1)
              **(c)  Mid-Wisconsin Financial Services, Inc.
                  Directors' Deferred Compensation Plan             10 (a) (2)
              **(d)  Executive Officer Employment and Severance
                  Agreements
              **(e)  Executive Officer Bonus Plan
              **(f)  Mid-Wisconsin Bank
                  Senior Officer Incentive Bonus Plan
      (21)  Subsidiaries of the registrant                          21 (1)
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

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1994, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 1998.

                                      MID-WISCONSIN FINANCIAL SERVICES, INC.


                                      James R. Peterson

                                      James R. Peterson, Chairman of the Board



                                      Ruth M. Zuleger
                                      Ruth M. Zuleger, Treasurer
                                      (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 13, 1998, and in the capacities indicated.

Ronald D. Isaacson                    Gene C. Knoll
Ronald D. Isaacson, Vice President    Gene C. Knoll, President and Chief
and a Director                        Executive Officer
                                    (Principal Executive Officer and a Director)

Jack E. Wild                          Norman A. Hatlestad
Jack E. Wild, Director                Norman A. Hatlestad, Director

James N. Dougherty                    Roger B. Olson
James N. Dougherty, Director          Roger B. Olson, Director

James F. Melvin                       Fred J. Schroeder
James F. Melvin, Director             Fred J. Schroeder, Director

Kurt D. Mertens                       John P. Selz
Kurt D. Mertens, Director             John P. Selz, Director

                                      Lucille T. Brandner
                                      Lucille T. Brandner, Controller
                                     (Principal Accounting Officer)

                           EXHIBIT INDEX<dagger>
                                    to
                                 FORM 10-K
                                    of
                   MID-WISCONSIN FINANCIAL SERVICES, INC.
                   for the period ended December 31, 1997
               Pursuant to Section 102(d) of Regulation S-T
                     (17 C.F.R. <section>232.102(d))



Exhibit 10 - Material Contracts*

(a)   1997 Mid-Wisconsin Bank Senior Officer Incentive Bonus Plan
(d)   Executive Officer Employment and Severance Agreements
(e)   Executive Officer Bonus Plan
(f)   Mid-Wisconsin Bank Senior Officer Incentive Bonus Plan

      *Exhibit represents executive compensation plan or arrangement.


Exhibit 27 - Financial Data Schedule


<dagger>Exhibits required by Item 601 of Regulation S-K which have been previously filed and are incorporated by reference are set forth in Part IV,
Item 14 of the Form 10-K to which this Exhibit Index relates.

                                                                Exhibit 10(a)


                              1997 MID-WISCONSIN BANK
                        SENIOR OFFICER INCENTIVE BONUS PLAN



In recognition of the critical role senior bank officers play in setting internal operating policies and procedures and in managing the bank operations for maximum profit, the board of directors has established an incentive bonus plan to reward senior officers for superior performance. The following rules and guidelines will apply:

1. Net income will be the net income of the bank for the calendar year ending December 31, adjusted by a pro rata share of the net income or loss of the holding company.

2. Equity will be considered the average capital, surplus and undivided profits for the calendar year.

3. The officers eligible for the senior officer incentive bonus will be officer levels 1, 2, 3, and 4.

4. The schedule and basis for paying out the bonus will be set by the holding company board of directors based upon recommendations by the Personnel Committee.

5. Bonus will be paid only on base salary.

6. Participants, other than those who incurred a termination of employment during the year due to death, retirement, or disability are eligible for current year bonus only if they are employed on the last day of the year.

7. Bonus will be paid one-half in cash and one-half in deferred compensation to be paid in four equal installments over the next four years.

8. Employees leaving employment for reasons other than retirement or disability will not be eligible for the current year bonus.

9. Employees leaving employment for reasons other than retirement or disability will not be eligible for the any deferred bonus amounts if they have less than five years of employment.

10. Retirement date for purposes of this plan is sixty (60) years of age.

11. Employees leaving employment for reasons other than retirement or disability and have at least five years of employment will be paid a portion of deferred bonus according to this schedule:


Years of Employment           Percent of Deferred bonus to be Paid
       5 -  9.9                                   20%
      10 - 14.9                                   40%
      15 - 19.9                                   60%
      20 - 24.9                                   80%
      25                                         100%


12. Length of employment is calculated from the employee's start date.

13. Eligible employees must have one full year's employment to be eligible for the bonus unless otherwise approved by the holding company board.

                                                                EXHIBIT 10 (d)
EMPLOYMENT AGREEMENT


      This Employment Agreement made this 31st day of December, 1995, by and between Ronald Isaacson ("Employee") and Mid-Wisconsin Financial Services, Inc. ("Employer").

W I T N E S S E T H

      WHEREAS, Employee has been employed by Employer as Chairman of the Board of Directors of Mid-Wisconsin Bank; and

      WHEREAS, Employee has indicated that he intends to voluntarily retire effective December 31, 1996; and

      WHEREAS, in order to effectuate a smooth transition of the duties of Chairman of the Board to Employee's successor in that position, Employer desires to retain the services of Employee and to receive the benefit of Employee's knowledge, experience, reputation, and contacts. Employer is willing to offer Employee continued employment under the terms and conditions set forth below.

      NOW, THEREFORE, it is agreed between the parties as follows:

1. Employment: Subject to the terms and conditions hereinafter set forth, effective January 1, 1996, Employer hereby agrees to employ Employee in the position of Chairman of the Board of Directors of Mid-Wisconsin Bank, a part-time position requiring 25% of full-time employment, and Employee hereby accepts such employment. The percentage of full-time employment can be changed by mutual consent of both parties.

2. Term: Except in the case of earlier termination as hereinafter specifically provided, this Agreement shall be effective as of January 1, 1996, and continue until December 31, 1996 ("employment term"). This Agreement shall be automatically renewed for additional one year periods unless either party serves written notice on the other party not less than thirty (30) days prior to the expiration date, or any subsequent expiration thereafter, specifying a desire to modify or terminate this Agreement.

3. Duties: Throughout the employment term, Employee shall devote a minimum of 520 hours per year (less any vacation and sick leave) to the affairs of the Employer. Duties are to include, but are not limited to, strategic planning with Executive Management, meeting leadership and direction, will serve as a reporting mechanism to the Board from Executive Management, holding company duties including mergers and acquisitions and stockholder relations. Employee shall at all times during employment hereunder conduct himself in a manner consistent with his position with Employer and shall not knowingly perform any act contrary to the best interest of Employer.

4. Salary: Employer shall pay Employee for all services rendered hereunder a salary of Twenty-nine Thousand Five Hundred and No/100ths Dollars ($29,500.00) per year. Such salary is to be paid in accordance with the usual manner of payment for employees of Employer.

5. Bonus. Employee will be eligible for a senior officer bonus under the current Employer plan. At the time of actual retirement, Employee shall be paid for any accrued but unpaid bonuses.

6. Stock Options. Employee will be eligible for stock options under the current Employer plan. At the time of actual retirement, Employee shall be eligible to exercise all accrued but unexercised stock options.

7. Fringe Benefits: Employee will be entitled to participate in such medical, accident, health, retirement, and other fringe benefit plans, in accordance with their terms, as shall be made available by Employer generally to employees and Employer shall pay such premiums arising with respect to Employee's coverage as it pays generally for employees of the same class prorated based upon the percentage of Employee's employment as compared to full-time.

8. Expenses: Employer will reimburse Employee for all reasonable and necessary expenses incurred by him in carrying out his duties under this Agreement consistent with the policies of Employer.

9. Termination: Either Employer or Employee can terminate employment at any time during the term of this Agreement, with or without cause, upon providing not less than thirty (30) days written notice to the other party specifying the effective date of termination.

10. Arbitration: In the event any difference of opinion or dispute between Employee and Employer with respect to the construction or interpretation of this Agreement or the alleged breach thereof, which cannot be settled amicably by agreement of the parties, such dispute shall be submitted to and determined by arbitration in accordance with the provisions of the arbitration agreement, which is attached hereto and incorporated herein by reference as Exhibit "A."

11. Voluntary Early Retirement: In the event Employee elects to voluntarily retire during the employment term or at the end of the employment term, Employer agrees to pay Employee a severance benefit of one (1) week of severance pay for each full year of service as of the date of retirement, subject to the terms and conditions hereinafter set forth in this paragraph. The severance pay shall be calculated by averaging the highest five (5) years of employment compensation less any profit sharing paid during that period. In consideration for the severance pay and as a condition of receiving such pay, Employee understands that he will be required to execute a severance agreement and release, a copy of which is attached hereto and incorporated herein by reference as Exhibit "B," before any severance benefits will be paid.

12. Death Benefit: In the event Employee dies during the term of this Agreement or during any period after the expiration of this Agreement in which Employee is receiving severance pay pursuant to paragraph 11, Employer will pay to such beneficiary as Employee shall designate by instrument in writing, filed with Employer during Employee's lifetime, or to Employee's estate if no beneficiary has been so designated, a death benefit to be computed and paid in a lump sum as follows:
Commencing with the month following the month in which Employee's death occurs, Employer shall pay to Employee's designated beneficiary, or Employee's estate, as the case may be, one (1) week of death benefits for each year of service at the date of death. The death benefit shall be calculated by averaging the highest five (5) years of employment compensation paid to Employee less any profit sharing. If employee dies during a period after the expiration date of this Agreement in which Employee is receiving severance pay, the death benefit shall be reduced by an amount equal to the severance pay paid up to the date of death.

13. Assignment: This agreement is personal to Employee and Employer and neither party may assign or delegate any of their rights or obligations hereunder without first obtaining the written consent of the other party.

14. Amendments and Waivers: No amendments or additions to the Agreement shall be binding unless in writing and signed by both parties. The waiver of either party of a breach or violation of any part of this Agreement shall not operate or be construed to be a waiver of any subsequent breaches thereof.

15. Severability: If any provision of this Agreement is deemed to be invalid or unenforceable, it shall be severed from the remainder of this Agreement and shall not cause the invalidity or unenforceability of the remainder of this Agreement. If such provision shall be deemed invalid or unenforceable because of its scope or breadth, such provisions shall be deemed valid or enforceable to the extent of the scope and breadth permitted by law.

16. Applicable Law: This Agreement and all rights and obligations of Employer and Employee with respect to it, shall be construed in accordance with, and governed by, the laws of the State of Wisconsin.

17. Entire Agreement: This agreement constitutes the entire agreement between the parties and contains all the agreements between them with respect to the subject matter hereof. It also supersedes any and all other agreements or contracts, either oral or written, between the parties with respect to the subject matter hereof. The terms and conditions of this Agreement may be amended at any time by mutual agreement of the parties, provided that before any amendment shall be valid or effective, it shall have been reduced to writing and signed by the parties hereto.
The parties have executed, in duplicate, the above employment agreement on the date and year first above-written.




                                    Ronald Isaacson



                                    MID-WISCONSIN FINANCIAL SERVICES, INC.



                                    By:  ___________________________________
                                         James Peterson, Chairman of the Board

                                                                  EXHIBIT A
                           ARBITRATION AGREEMENT

1.           Scope of Arbitration
The parties agree to submit to arbitration, in accordance with these provisions, any and all disputes arising from or related to the termination of the employment relationship between the parties including but not limited to, claims under the Age Discrimination in Employment Act, the Americans with Disabilities Act, the Civil Rights Acts of 1964 and 1991, the Wisconsin Fair Employment Act, or any other claims of discrimination under state or federal law; breach of contract, wrongful discharge, common law tort violations, or violations of state or federal statutory rights. The parties further agree that the arbitration process agreed upon herein shall be the exclusive means for resolving all disputes made subject to arbitration herein.

2.           Governing Law
Notwithstanding any other choice of law provisions in the Agreement, the interpretation and enforcement of the arbitration provisions of this Agreement shall be governed exclusively by the Federal Arbitration Act, (FAA), 9 U.S.C.
<section><section> 1 et seq., provided that they are enforceable under the FAA, and shall otherwise be governed by the law of the State of Wisconsin.

3.           Time Limits on Submitting Disputes
    The parties agree and understand that one of the objectives of this arbitration agreement is to resolve disputes expeditiously as well as fairly, and this it is the obligation of both parties, to those ends, to raise any disputes subject to arbitration hereunder in an expeditious manner. Accordingly, the parties agree to waive all statutes of limitations that might otherwise be applicable and agree further that, as to any dispute that can be brought hereunder, a demand for arbitration must be postmarked or delivered in person to the other party no later than thirty (30) days after the employment relationship is terminated. In the absence of a timely submitted written demand for arbitration, an arbitrator has no authority to resolve the disputes or render an award and no arbitrator has authority hereunder to determine the timeliness of an arbitration demand.

4. American Arbitration Association Rules Apply as Modified Herein Any arbitration hereunder shall be conducted under the Model Employment
Procedures of the American Arbitration Association (AAA), as modified herein.

5.           Invoking Arbitration
    Either party may invoke the arbitration procedures described herein, by submitting to the other, in person or by mail, a written demand for arbitration, containing a statement of the matter to be arbitrated sufficient to establish the timeliness of the demand. The parties shall then have fourteen days within which they may identify a mutually agreeable arbitrator. After the fourteen-day period has expired, the parties shall prepare and submit to the American Arbitration Association a joint submission, with each party to contribute half of the appropriate administrative fee. In their submission to the AAA, the parties shall either designate a mutually acceptable arbitrator or request a panel of arbitrators from the AAA according to the procedure described in Section 6 below.

6.           Arbitrator Selection
      In the event the parties cannot agree upon an arbitrator within fourteen days after the demand for arbitration is received, their joint submission to the AAA shall request a panel of nine arbitrators who are practicing attorneys with professional experience in the field of labor and/or employment law, and the parties shall attempt to select an arbitrator from that panel according to AAA procedures. In the event that the parties are unsuccessful, they shall request a second panel of nine comparably qualified arbitrators and repeat the selection process. If the parties remain unable to select an arbitrator, then they shall request from AAA a third panel of three comparably qualified arbitrators, from which the AAA shall reject the least preferred candidate of each party, and select the candidate with the highest ranking of the parties. In the event of the death or disability of an arbitrator, the parties shall select a new arbitrator as provided above. The substitute arbitrator shall have the power to determine the extent to which he or she shall act on the record already made in arbitration.

7.           Prehearing Procedures
      In order to achieve the objectives of a just, fair, and expeditious resolution of the dispute, the arbitrator shall promptly conduct, upon accepting assignment as arbitrator, a preliminary hearing, at which each party shall be entitled to submit a brief statement of their respective positions, and at which the arbitrator shall establish a timetable for prehearing activities and the conduct of the hearing, and may address initial requests from the parties for prehearing disclosure of information. At the preliminary hearing and/or thereafter, the arbitrator shall have the discretion and authority to order, upon request or otherwise, the prehearing disclosure of information to the parties, including, without limitation, production of requested documents, exchange of witness lists and summaries of the testimony of proposed witnesses, and examination by deposition of potential witnesses. Pursuant to these same objectives, the arbitrator shall have the authority, upon request or otherwise, to conference with the parties or their designated representatives concerning any matter, and to set or modify timetables for all aspects of the arbitration proceeding.

8.           Stenographic Record
     There shall be a stenographic record of the arbitration hearing, unless the parties agree to record the proceedings by other reliable means. The costs of recording the proceedings shall be borne equally by both parties.

9.           Location
     Unless otherwise agreed by the parties, arbitration hearings shall take place in Wausau, Wisconsin, at a place designated by the AAA.

10.           Posthearing Briefs
     After the close of the arbitration hearing, and on any issue concerning prehearing procedures, the arbitrator shall allow the parties to submit written briefs.

11.           Confidentiality
      All arbitration proceedings hereunder shall be confidential. Neither party shall disclose any information about the evidence adduced by the other in the arbitration proceeding or about documents produced by the other in connection with the proceeding, except in the course of a judicial, regulatory, or arbitration proceeding, or as may be requested by governmental authority. Before mailing any disclosure permitted by the preceding sentence, the party shall give the other party reasonable written notice of the intended disclosure and an opportunity to protect its interests. Expert witnesses and stenographic reporters shall sign appropriate nondisclosure agreements.

12.           Costs
    Each party shall be responsible for its costs incurred in any arbitration, and the arbitrator shall not have authority to include all or any portion of said costs in an award, regardless of which party prevails. The costs and fees of the arbitrator and of the AAA shall be borne equally by the parties.

13.           Remedies
    The arbitrator shall have authority to award any remedy or relief that a court of the State of Wisconsin could grant in conformity to applicable law.

14.           Law Governing the Arbitrator's Award
     In rendering an award, the arbitrator shall determine the rights and obligations of the parties according to federal law and the substantive law of the State of Wisconsin (excluding conflicts of laws principles), and the arbitrator's decision shall be governed by state and federal substantive law, including state and federal discrimination laws, as though the matter were before a court of law.

15.           Written Awards and Enforcement
      Any arbitration award shall be accompanied by a written statement containing a summary of the issues in controversy, a description of the award, and an explanation of the reasons for the award. The parties agree that a competent court shall enter judgment upon the award of the arbitrator, provided it is in conformity with the terms of this Agreement.

16.           Disclaimer of Employment Rights
       It is understood and agreed by the parties that their agreements herein concerning arbitration do not contain, and cannot be relied upon by the employee to contain, any promises or representations concerning the duration of the employment relationship, or the circumstances under or procedures by which the employment relationship may be terminated.

                                                                   EXHIBIT B

SEVERANCE AGREEMENT AND RELEASE

      This Severance Agreement and Release (hereinafter "Agreement"), is entered into between Mid-Wisconsin Financial Services, Inc., (hereinafter "Company") and Ronald Isaacson (hereinafter "Employee").

      This Agreement shall not in any way be regarded as an admission by the Company that it has acted wrongfully toward Employee. Also, this Agreement shall not be regarded as an admission by the Company that Employee has any rights against the Company. Indeed, the Company specifically denies any liability to, or wrongful act against Employee.

      Employee understands and agrees that his employment with the Company will terminate as of January 1, 1998

      Employee represents that he has not filed any complaints, charges, or lawsuits against the Company with any governmental agency or any court. However, Employee shall have the right to file a lawsuit for the sole purpose of enforcing Employee's rights under this Agreement.

      In consideration for the terms and considerations set forth in this Agreement, the Company agrees to pay to Employee thirty (30) weeks of severance pay at the gross sum of $60,356.10. $30,178.05 will be paid on or about January 9, 1997 and $30,178.05 will be paid after January 1, 1998, as a severance benefit, over and above what is required by law and company policies. Employee understands the Company will deduct from this gross sum federal and state withholding taxes and other deductions the company is required by law to make from wage payments to employees.

      In consideration for the severance payment, the Employee agrees to release the Company, and each of its past and present directors, managers, officers, shareholders, agents, employees, subsidiaries, divisions, affiliates, successors, and assigns from all claims or demands the Employee may have based upon the Employee's employment with the Company or the termination of that employment. This includes a release of any rights or claims Employee may have under the Age Discrimination Employment Act, Title VII of the Civil Rights Act of 1964, the Civil Rights Act of 1991, the Americans with Disabilities Act, the Wisconsin Fair Employment Act, or any other federal, state or local laws or regulations which prohibit employment discrimination. This also includes a release by the Employee of any claims for wrongful discharge or any other claims under any state, local or common law relating in any way to the employment relationship. This release covers both claims that the Employee knows about or those she may not know about.

      This release does not include, however, a right or claim which might arise after the date this Agreement is signed. In addition, this release does not include a release of Employee's right to vested pension benefits under the company's pension plan. However, none of the payments made to the Employee under the terms of this Agreement are considered qualified earnings for the purpose of the pension plan.

      The Employee promises never to file a charge or lawsuit asserting any claims that are released herein. If the Employee breaks this promise, the Employee agrees to pay for all costs incurred by the company, including reasonable attorneys' fees, in defending against the Employee's claim.

      Federal law provides that the Employee may have 21 days from the receipt of this Agreement, to review and consider this Agreement before signing it.
The Employee understands that he may use as much of this 21-day period as he wishes prior to signing. Federal law further provides that Employee may revoke this Agreement within 7 days of the Employee signing it. Revocation must be made by delivering a written notice of revocation to Mid-Wisconsin Financial Services, Inc. For this revocation to be effective, written notice must be received by January 9, 1997 no later than the close of business on the 7th day after Employee signs this Agreement. If Employee revokes this Agreement, it shall not be effective or enforceable and Employee will not receive the severance pay.

      Federal law also requires the Company to advise the Employee to consult with an attorney before signing this Agreement. Employee understands that whether or not to do so is the Employee's decision.

      This is the entire Agreement between the Employee and the Company. The Company has made no promises to the Employee other than those in this Agreement.

      THE EMPLOYEE ACKNOWLEDGES THAT HE HAS READ THIS AGREEMENT, UNDERSTANDS IT AND IS VOLUNTARILY ENTERING INTO IT.

      THIS AGREEMENT HAS BEEN AGREED TO AND BEEN SIGNED VOLUNTARILY AND
KNOWINGLY.



                                          Signed:  Ronald Isaacson

                                          Dated:  January 2, 1997

                                                            EXHIBIT 10 (d)

EMPLOYMENT AGREEMENT


      This Employment Agreement made this 14th day of January, 1998, by and between Lucille Brandner ("Employee") and Mid-Wisconsin Bank ("Employer").

W I T N E S S E T H

      WHEREAS, Employee has been employed by Employer as Senior Vice President-Controller; and

      WHEREAS, Employee has indicated that she wants to voluntarily retire effective March 31, 1999; and

      WHEREAS, in order to effectuate a smooth transition in re-staffing the Controller position;

      NOW, THEREFORE, it is agreed between Employer and Employee as follows:

1. Employment: Subject to the terms and conditions hereinafter set forth, effective January 15, 1998, Employer agrees to continue to employ the Employee in the position of Controller and Employee hereby accepts such employment.

2. Term: Except in the case of earlier termination as hereinafter specifically provided, this Agreement shall be effective as of January 15, 1998, and continue until March 31, 1999 ("employment term").

3. Duties: Throughout the employment term, Employee shall devote her full-time effort to the business and affairs of Employer, except during reasonable vacation periods and periods of illness or incapacity, performing such duties as may be reasonably assigned, diligently and faithfully to the best of her abilities. Employee shall at all times during employment hereunder conduct herself in a manner consistent with her position with Employer and shall not knowingly perform any act contrary to the best interest of Employer. Employee shall carry out all responsibilities delegated to the position of Controller and/or as delineated in a job description approved by Employer for the position.

4. Salary: Employer shall pay Employee for all services rendered hereunder a salary of $5,000.00 per month. Such salary is to be paid in accordance with the usual manner of payment for employees of Employer.

5. Bonus. Employee will be eligible for the company-wide bonus and a senior officer bonus under the current Employer plans.

6. Stock Options. Employee will be eligible for stock options under the current Employer plan. At the time of actual retirement, Employee shall be eligible to exercise all accrued but unexercised stock options.

7. Vacation: In 1998 you will be eligible for 20 vacation days and two personal days. In 1999 you will be eligible for five vacation days and one personal day (based on working 1/4 of a full year-January 1 through March 31).

8. Fringe Benefits: Employee will be entitled to participate in such medical, accident, health, retirement, and other fringe benefit plans, in accordance with their terms, as shall be made available by Employer generally to employees and Employer shall pay such premiums arising with respect to Employee's coverage as it pays generally for employees of the same class.

9. Expenses: Employer will reimburse Employee for all reasonable and necessary expenses incurred by her in carrying out her duties under this Agreement consistent with the policies of Employer.

10. Termination:
a. Employer may terminate Employee's employment prior to the end of the employment term for good cause only upon compliance with the requirements of this Agreement. Good cause for termination by Employer shall consist of:
* The diversion by Employee of business from Employer for Employee's personal gain or benefit;
* Failure to satisfactorily perform the duties and responsibilities assigned to Employee during the term of this Agreement;
* Failure of Employee to follow specific directives of Employer;
* Conviction of Employee of any crime of moral turpitude, dishonesty, breach of trust, theft, embezzlement, misapplication of funds, unauthorized issuance of obligations, or false entries;
* Willful or persistent violation of Employer policies;
* Employee's physical or mental disability, if such disability either results in Employee receiving permanent disability payments pursuant to any Employer provided disability insurance policy or disability benefits available to Employee under state or federal law or which prevents Employee from the normal performance of duties for a continuous period of at least six (6) months.

b. Upon the occurrence of any event constituting good cause for which Employer elects to terminate Employee's employment prior to the end of the employment term, Employer shall provide written notice to Employee, at least thirty (30) days prior to the effective date of said termination, which notice shall state the good cause for termination. In the event of termination of Employee's employment, in accordance with the conditions of this subparagraph, the employment term shall end.

c. Employer may terminate Employee's employment prior to the end of the employment term for any reason other than good cause as defined herein, upon providing not less than thirty (30) days prior written notice to Employee specifying the effective date of termination. If Employer terminates Employee's employment other than for a good cause as defined herein, the term of employment shall end on the effective date of termination, but Employer shall provide a severance benefit to Employee and as liquidated damages for breach by Employer of its otherwise applicable obligations hereunder, through and including the employment term, a monthly cash payment equal to the amount which would, except for termination, have been paid to Employee as salary to the end of the employment term.
<PAGE.

d. Employee may terminate her employment at any time upon providing a minimum of four (4) months advanced notice in writing to Employer stating the effective date of termination. In any event, all obligations of Employer to Employee under this agreement and all obligations of Employee to Employer shall cease and the employment term shall end on the effective date of termination.

11. Arbitration: In the event any difference of opinion or dispute between Employee and Employer with respect to the construction or interpretation of this Agreement or the alleged breach thereof, which cannot be settled amicably by agreement of the parties, such dispute shall be submitted to and determined by arbitration in accordance with the provisions of the arbitration agreement, which is attached hereto and incorporated herein by reference as Exhibit "A."

12. Voluntary Early Retirement: In the event Employee elects to voluntarily retire during the employment term or at the end of the employment term, Employer agrees to pay Employee a severance benefit of one (1) week of severance pay for each full year of service as of the date of retirement, subject to the terms and conditions hereinafter set forth in this paragraph. The severance pay shall be calculated by averaging the highest five (5) years of employment compensation divided by 52 to determine the weekly payment. In consideration for the severance pay and as a condition of receiving such pay, Employee understands that she will be required to execute a severance agreement and release, a copy of which is attached hereto and incorporated herein by reference as Exhibit "B," before any severance benefits will be paid.

13. Death Benefit: In the event Employee dies during the term of this Agreement or during any period after the expiration of this Agreement in which Employee is receiving severance pay pursuant to paragraph 13, Employer will pay to such beneficiary as Employee shall designate by instrument in writing, filed with Employer during Employee's lifetime, or to Employee's estate if no beneficiary has been so designated, a death benefit will be computed and paid in a lump sum as follows:

Commencing with the month following the month in which Employee's death occurs, Employer shall pay to Employee's designated beneficiary, or Employee's estate, as the case may be, one (1) week of death benefits for each year of service at the date of death. The death benefit shall be calculated by averaging the highest five (5) years of employment compensation paid to Employee. If employee dies during a period after the expiration date of this Agreement in which Employee is receiving severance pay, the death benefit shall be reduced by an amount equal to the severance pay paid up to the date of death.

14. Assignment: This agreement is personal to Employee and Employer and neither party may assign or delegate their rights or obligations hereunder without first obtaining the written consent of the other party.

15. Amendments and Waivers: No amendments or additions to the Agreement shall be binding unless in writing and signed by both parties. The waiver of either party of a breach or violation of any part of this Agreement shall not operate or be construed to be a waiver of any subsequent breaches thereof.

16. Severability: If any provision of this Agreement is deemed to be invalid or unenforceable, it shall be severed from the remainder of this Agreement and shall not cause the invalidity or unenforceability of the remainder of this Agreement. If such provision shall be deemed invalid or unenforceable because of the scope or breadth, such provisions shall be deemed valid or enforceable to the extent of the scope and breadth permitted by law.

17. Applicable Law: This Agreement and all rights and obligations of Employer and Employee with respect to it, shall be construed in accordance with, and governed by, the laws of the State of Wisconsin.

18. Entire Agreement: This agreement constitutes the entire agreement between the parties and contains all the agreements between them with respect to the subject matter hereof. It also supersedes any and all other agreements or contracts, either oral or written, between the parties with respect to the subject matter hereof. The terms and conditions of this Agreement may be amended at any time by mutual agreement of the parties, provided that before any amendment shall be valid or effective, it shall have been reduced to writing and signed by the parties hereto.
The parties have executed, in duplicate, that above employment agreement on the date and year first above-written.



                                             Lucille Brandner

                                             MID-WISCONSIN BANK

                                             By:
                                                 Gene C. Knoll

                                                                 EXHIBIT B

                            SEVERANCE AGREEMENT AND RELEASE

      This Severance Agreement and Release (hereinafter "Agreement"), is entered into between Mid-Wisconsin Bank (hereinafter "Company") and Lucille Brandner (hereinafter "Employee").

      This Agreement shall not in any way be regarded as an admission by the Company that it has acted wrongfully toward Employee. Also, this Agreement shall not be regarded as an admission by the Company that Employee has any rights against the Company. Indeed, the Company specifically denies any liability to, or wrongful act against Employee.

      Employee understands and agrees that her employment with the Company
      will terminate as of             , 19  .

      Employee represents that she has not filed any complaints, charges, or lawsuits against the Company with any governmental agency or any court. However, Employee shall have the right to file a lawsuit for the sole purpose of enforcing Employee's rights under this Agreement.

      In consideration for the terms and considerations set forth in this
Agreement, the Company agrees to pay to Employee      weeks of severance pay
at the gross sum of $     per     as a severance benefit, over and above what
is required by law and company policies. Employee understands the Company will deduct from this gross sum federal and state withholding taxes and other deductions the company is required by law to make from wage payments to employees.

      In consideration for the severance payment, the Employee agrees to release the Company, and each of its past and present directors, managers, officers, shareholders, agents, employees, subsidiaries, divisions, affiliates, successors, and assigns from all claims or demands the Employee may have based upon the Employee's employment with the Company or the termination of that employment. This includes a release of any rights or claims Employee may have under the Age Discrimination Employment Act, Title VII of the Civil Rights Act of 1964, the Civil Rights Act of 1991, the Americans with Disabilities Act, the Wisconsin Fair Employment Act, or any other federal, state or local laws or regulations which prohibit employment discrimination. This also includes a release by the Employee of any claims for wrongful discharge or any other claims under any state, local or common law relating in any way to the employment relationship. This release covers both claims that the Employee knows about or those she may not know about.

      This release does not include, however, a right or claim which might arise after the date this Agreement is signed. In addition, this release does not include a release of Employee's right to vested pension benefits under the company's pension plan. However, none of the payments made to the Employee under the terms of this Agreement are considered qualified earnings for the purpose of the pension plan.

The Employee promises never to file a charge or lawsuit asserting any claims that are released herein. If the Employee breaks this promise, the Employee agrees to pay for all costs incurred by the company, including reasonable attorneys' fees, in defending against the Employee's claim.

      Federal law provides that the Employee may have 21 days from the receipt of this Agreement, to review and consider this Agreement before signing it.
The Employee understands that he may use as much of this 21-day period as he wishes prior to signing. Federal law further provides that Employee may revoke this Agreement within 7 days of the Employee signing it. Revocation must be made by delivering a written notice of revocation to. For this revocation to be effective, written notice must be received by no later than the close of business on the 7th day after Employee signs this Agreement. If Employee revokes this Agreement, it shall not be effective or enforceable and Employee will not receive the severance pay.

      Federal law also requires the Company to advise the Employee to consult with an attorney before signing this Agreement. Employee understands that whether or not to do so is the Employee's decision.

      This is the entire Agreement between the Employee and the Company. The Company has made no promises to the Employee other than those in this Agreement.

      THE EMPLOYEE ACKNOWLEDGES THAT SHE HAS READ THIS AGREEMENT, UNDERSTANDS IT AND IS VOLUNTARILY ENTERING INTO IT.

      THIS AGREEMENT HAS BEEN AGREED TO AND BEEN SIGNED VOLUNTARILY AND
KNOWINGLY.



                                          Signed:  Lucille Brandner

                                          Dated:

                                                            EXHIBIT 10 (d)
EMPLOYMENT AGREEMENT


      This Employment Agreement made this 31st day of December, 1995, by and between Ruth Zuleger ("Employee") and Mid-Wisconsin Financial Services, Inc. ("Employer").

W I T N E S S E T H

      WHEREAS, Employee has been employed by Employer as Senior Vice President-Human Resources; and

      WHEREAS, Employer is restructuring its Human Resources Department during the last quarter of 1995 and early 1996; and

      WHEREAS, Employer has decided to staff the restructured Human Resources Department with a Director of Human Resources and an assistant so as to provide expertise beyond that currently available from existing staff; and

      WHEREAS, Employee has indicated that she may want to voluntarily retire effective May 31, 1998; and

      WHEREAS, in order to effectuate a smooth transition in the restructuring of the Human Resources Department;

      NOW, THEREFORE, it is agreed between Employer and Employee as follows:

1. Employment: Subject to the terms and conditions hereinafter set forth, effective January 1, 1996, Employer agrees to continue to employ the Employee in the position of Assistant to the Director of Human Resources and Employee hereby accepts such employment.

2. Term: Except in the case of earlier termination as hereinafter specifically provided, this Agreement shall be effective as of January 1, 1996, and continue until May 31, 1998 ("employment term").

3. Duties: Throughout the employment term, Employee shall devote her full-time effort to the business and affairs of Employer, except during reasonable vacation periods and periods of illness or incapacity, performing such duties as may be reasonably assigned, diligently and faithfully to the best of her abilities. Employee shall at all times during employment hereunder conduct herself in a manner consistent with her position with Employer and shall not knowingly perform any act contrary to the best interest of Employer. Employee shall carry out all responsibilities delegated to the position of Assistant to the Director of Human Resources and/or as delineated in a job description approved by Employer for the position.

4. Salary: Employer shall pay Employee for all services rendered hereunder a salary of Four Thousand Seven Hundred Seventeen and 92/100ths Dollars ($4,717.92) per month. Such salary is to be paid in accordance with the usual manner of payment for employees of Employer.

5. Bonus. Employee will be eligible for a senior officer bonus under the current Employer plan.

6. Stock Options. Employee will be eligible for stock options under the current Employer plan. At the time of actual retirement, Employee shall be eligible to exercise all accrued but unexercised stock options.

7. Title.  Employee will retain the title of Senior Vice President.

8. Fringe Benefits: Employee will be entitled to participate in such medical, accident, health, retirement, and other fringe benefit plans, in accordance with their terms, as shall be made available by Employer generally to employees and Employer shall pay such premiums arising with respect to Employee's coverage as it pays generally for employees of the same class.

9. Expenses: Employer will reimburse Employee for all reasonable and necessary expenses incurred by her in carrying out her duties under this Agreement consistent with the policies of Employer.

10. Termination:
a. Employer may terminate Employee's employment prior to the end of the employment term for good cause only upon compliance with the requirements of this Agreement. Good cause for termination by Employer shall consist of:
* The diversion by Employee of business from Employer for Employee's personal gain or benefit;
* Failure to satisfactorily perform the duties and responsibilities assigned to Employee during the term of this Agreement;
* Failure of Employee to follow specific directives of Employer;
* Conviction of Employee of any crime of moral turpitude, dishonesty, breach of trust, theft, embezzlement, misapplication of funds, unauthorized issuance of obligations, or false entries;
* Willful or persistent violation of Employer policies;
* Employee's physical or mental disability, if such disability either results in Employee receiving permanent disability payments pursuant to any Employer provided disability insurance policy or disability benefits available to Employee under state or federal law or which prevents Employee from the normal performance of duties for a continuous period of at least six (6) months.

b. Upon the occurrence of any event constituting good cause for which Employer elects to terminate Employee's employment prior to the end of the employment term, Employer shall provide written notice to Employee, at least thirty (30) days prior to the effective date of said termination, which notice shall state the good cause for termination. In the event of termination of Employee's employment, in accordance with the conditions of this subparagraph, the employment term shall end.

c. Employer may terminate Employee's employment prior to the end of the employment term for any reason other than good cause as defined herein, upon providing not less than thirty (30) days prior written notice to Employee specifying the effective date of termination. If Employer terminates Employee's employment other than for a good cause as defined herein, the term of employment shall end on the effective date of termination, but Employer shall provide a severance benefit to Employee and as liquidated damages for breach by Employer of its otherwise applicable obligations hereunder, through and including the employment term, a monthly cash payment equal to the amount which would, except for termination, have been paid to Employee as salary to the end of the employment term.

d. Employee may terminate her employment at any time upon providing a minimum of four (4) months advanced notice in writing to Employer stating the effective date of termination. In any event, all obligations of Employer to Employee under this agreement and all obligations of Employee to Employer shall cease and the employment term shall end on the effective date of termination.

11. Arbitration: In the event any difference of opinion or dispute between Employee and Employer with respect to the construction or interpretation of this Agreement or the alleged breach thereof, which cannot be settled amicably by agreement of the parties, such dispute shall be submitted to and determined by arbitration in accordance with the provisions of the arbitration agreement, which is attached hereto and incorporated herein by reference as Exhibit "A."

12. Voluntary Early Retirement: In the event Employee elects to voluntarily retire during the employment term or at the end of the employment term, Employer agrees to pay Employee a severance benefit of one (1) week of severance pay for each full year of service as of the date of retirement, subject to the terms and conditions hereinafter set forth in this paragraph. The severance pay shall be calculated by averaging the highest five (5) years of employment compensation less any profit sharing paid during that period. In consideration for the severance pay and as a condition of receiving such pay, Employee understands that she will be required to execute a severance agreement and release, a copy of which is attached hereto and incorporated herein by reference as Exhibit "B," before any severance benefits will be paid.

13. Death Benefit: In the event Employee dies during the term of this Agreement or during any period after the expiration of this Agreement in which Employee is receiving severance pay pursuant to paragraph 11, Employer will pay to such beneficiary as Employee shall designate by instrument in writing, filed with Employer during Employee's lifetime, or to Employee's estate if no beneficiary has been so designated, a death benefit will be computed and paid in a lump sum as follows:

Commencing with the month following the month in which Employee's death occurs, Employer shall pay to Employee's designated beneficiary, or Employee's estate, as the case may be, one (1) week of death benefits for each year of service at the date of death. The death benefit shall be calculated by averaging the highest five (5) years of employment compensation paid to Employee less any profit sharing. If employee dies during a period after the expiration date of this Agreement in which Employee is receiving severance pay, the death benefit shall be reduced by an amount equal to the severance pay paid up to the date of death.

14. Assignment: This agreement is personal to Employee and Employer and neither party may assign or delegate their rights or obligations hereunder without first obtaining the written consent of the other party.

15. Amendments and Waivers: No amendments or additions to the Agreement shall be binding unless in writing and signed by both parties. The waiver of either party of a breach or violation of any part of this Agreement shall not operate or be construed to be a waiver of any subsequent breaches thereof.

16. Severability: If any provision of this Agreement is deemed to be invalid or unenforceable, it shall be severed from the remainder of this Agreement and shall not cause the invalidity or unenforceability of the remainder of this Agreement. If such provision shall be deemed invalid or unenforceable because of its scope or breadth, such provisions shall be deemed valid or enforceable to the extent of the scope and breadth permitted by law.

17. Applicable Law: This Agreement and all rights and obligations of Employer and Employee with respect to it, shall be construed in accordance with, and governed by, the laws of the State of Wisconsin.

18. Entire Agreement: This agreement constitutes the entire agreement between the parties and contains all the agreements between them with respect to the subject matter hereof. It also supersedes any and all other agreements or contracts, either oral or written, between the parties with respect to the subject matter hereof. The terms and conditions of this Agreement may be amended at any time by mutual agreement of the parties, provided that before any amendment shall be valid or effective, it shall have been reduced to writing and signed by the parties hereto.
The parties have executed, in duplicate, that above employment agreement on the date and year first above-written.

                                        Ruth Zuleger

                                        MID-WISCONSIN FINANCIALSERVICES, INC.

                                        By:
                                            William A. Weiland

                                                                Exhibit 10(e)
      Mid-Wisconsin Bank
      Executive Officer Bonus Plan

      The President and Executive Vice President of the Bank are eligible for incentive compensation based on the performance of the Bank in comparison to specific criteria, at least 75% of which are specifically measurable. The criteria include basic bank growth, and operational matters such as net interest margin, net loan losses, non-interest income, technology and human resource implementation, personnel costs, and trust department and investment sales performance.

      Specific criteria are reviewed and established each year. Incentive bonuses are determined by application of the following rating and computation system:


1.    Total bonus available:  maximum bonus of 12% of base salary


2.    Criteria:
                                                      Points
      10 specific items                   0     -     does not meet goals
                                          1     -     meets goals
                                          2     -     exceeds goals
                                          3     -     substantially exceeds

      10 X 3 = 30 = total potential points

      20 = on average, exceeds goals

      10 = on average, meets goals


3.    Must have 10 points to qualify for bonus


BONUS PAYMENT SCHEDULE


1.    Must have 10 points to qualify.  Example:  Meets goals on average.


2.    Bonus starts at 6% - 1/2 of potential.

            Schedule

      Points               % Bonus
      20         Maximum     12.0
      19                     11.5
      18                     11.0
      17                     10.5
      16                     10.0
      15                      9.5
      14                      9.0
      13                      8.5
      12                      8.0
      11                      7.0
      10                      6.0

                                                           Exhibit 10(f)
                            MID-WISCONSIN BANK
                    SENIOR OFFICER INCENTIVE BONUS PLAN


In recognition of the critical role senior bank officers play in setting internal operating policies and procedures and in managing the bank operations for maximum profit, the board of directors has established an incentive bonus plan to reward senior officers for superior performance. The following rules and guidelines will apply:

1. Bonuses will be determined based on the performance of the Bank in four areas:
Key Performance Indicators
GROWTH:
 Deposits:
      Non-interest Bearing (m)
      Interest Bearing (m) CORE
PROFIT:
      Net Interest Margin (%)
      Fee Income (m)
QUALITY:
      Customer Satisfaction Index
      Charge Offs, Net (m)
PRODUCTIVITY:
      Efficiency Ratio

2. For each fiscal year, the Board of Directors will establish and adopt
specific   criteria by which bonuses shall be determined, including:
(a) The relative weight to be given to each area;
(b) The baseline measurement of performance for each area;
(c) Positive or negative factors relating to the "achievement over" or "achievement under" each baseline;
(d) The maximum percentage of salary payable for each participant as a bonus upon achievement of designated levels.

3. Employees in designated management positions will be eligible to participate.

4. The schedule and basis for paying out the bonus will be set by the holding company board of directors based upon recommendations by the Personnel Committee.

5.   Bonus will be paid only on base salary.

6. Participants, other than those who incurred a termination of employment during the year due to death, retirement, or disability are eligible for current year bonus only if they are employed on the last day of the year.

7. Bonus will be paid one-half in cash and one-half in deferred compensation to be paid in four equal installments over the next four years.

8. Employees leaving employment for reasons other than retirement or disability will not be eligible for the current year bonus.

9. Employees leaving employment for reasons other than retirement or disability
will not be   eligible for the any deferred bonus amounts if they have less than five years of employment.

10.  Retirement date for purposes of this plan is sixty (60) years of age.

11. Employees leaving employment for reasons other than retirement or disability and have at least five years of employment will be paid a portion of deferred bonus according to this schedule:


Years of Employment     Percent of Deferred bonus to be Paid
        5 -  9.9                                  20%
       10 - 14.9                                  40%
       15 - 19.9                                  60%
       20 - 24.9                                  80%
       25                                        100%

12. Length of employment is calculated from the employee's start date.

13. Eligible employees must have one full year's employment to be eligible for the bonus unless otherwise approved by the holding company board.