Form 10-Q
period 1998-03-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 1998-05-12
CIK 785024

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

Yes X   No

As of March 31, 1998 there were 1,857,827 shares of $.10 par value common stock outstanding.

                    MID-WISCONSIN FINANCIAL SERVICES, INC.


                                     INDEX


PART  I. FINANCIAL INFORMATION                                            PAGE

         Item 1. Financial Statements

                 Consolidated Balance Sheets
                 March 31, 1998 and December 31, 1997                        3

                 Consolidated Statements of Income
                 Three Months Ended March 31, 1998 and March 31, 1997        4

                 Consolidated Statements of Cash Flows
                 Three months Ended March 31, 1998 and March 31, 1997        5

                 Notes to Consolidated Financial Statements                6-10

         Item 2. Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations           11-13


PART  II. OTHER INFORMATION

         Item 5. Other Information                                          14

         Item 6. Exhibits and Reports of Form 8-K                           15

                 Signatures                                                 16

                 Exhibit Index                                              17

                         PART I  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                     MID-WISCONSIN FINANCIAL SERVICES, INC.
                                AND SUBSIDIARY


                         CONSOLIDATED BALANCE SHEETS


                                                                   MARCH 31, 1998        DECEMBER 31, 1997
             ASSETS
CASH AND DUE FROM BANKS                                              $10,556,582             $9,521,270
INTEREST-BEARING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS                 19,005                 21,260
FEDERAL FUNDS SOLD                                                     5,847,000              4,616,000
INVESTMENT SECURITIES AVAILABLE FOR SALE -AT FAIR VALUE               56,001,897             54,256,192
LOANS HELD FOR SALE                                                      365,300              1,169,350
LOANS RECEIVABLE, NET OF ALLOWANCE FOR CREDIT LOSSES OF
$2,051,540 IN 1998 AND $1,990,090 IN 1997                            183,330,327            183,025,182
ACCRUED INTEREST RECEIVABLE                                            2,001,455              1,620,973
PREMISES AND EQUIPMENT                                                 5,404,323              5,505,984
GOODWILL AND PURCHASED INTANGIBLES                                     2,710,483              2,787,410
OTHER ASSETS                                                             827,632              1,151,940

TOTAL ASSETS                                                        $267,064,004           $263,675,561


          LIABILITIES AND STOCKHOLDERS' EQUITY

NONINTEREST-BEARING DEPOSITS                                         $23,323,093            $25,625,169
INTEREST-BEARING DEPOSITS                                            188,767,666            185,524,289

     TOTAL DEPOSITS                                                  212,090,759            211,149,458

SHORT-TERM BORROWINGS                                                 16,907,289             16,078,523
LONG TERM BORROWINGS                                                   6,400,000              5,400,000
ACCRUED EXPENSES AND OTHER LIABILITIES                                 3,486,441              3,180,423

     TOTAL LIABILITIES                                               238,884,489            235,808,404

STOCKHOLDERS' EQUITY:
  COMMON STOCK-PAR VALUE $.10 PER SHARE:
      AUTHORIZED              -  6,000,000 SHARES IN 1998 & 1997
      ISSUED & OUTSTANDING    -  1,857,827 SHARES IN 1998                185,783
                              -  1,864,122 SHARES IN 1997                                       186,412
ADDITIONAL PAID-IN CAPITAL                                            12,605,396             12,653,703
RETAINED EARNINGS                                                     15,006,261             14,678,785
UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE, NET OF TAX             382,075                348,257

     TOTAL STOCKHOLDERS' EQUITY                                       28,179,515             27,867,157

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $267,064,004           $263,675,561

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.



                      MID-WISCONSIN FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME

                                                                           THREE MONTHS ENDED
                                                                  MARCH 31, 1998       MARCH 31, 1997
INTEREST INCOME
  INTEREST AND FEES ON LOANS                                        $4,224,997           $3,971,213
  INTEREST ON INVESTMENT SECURITIES:
     TAXABLE                                                           770,749              824,003
     TAX-EXEMPT                                                        128,915               93,243
  OTHER INTEREST INCOME                                                 36,465               35,292
TOTAL INTEREST INCOME                                                5,161,126            4,923,751

INTEREST EXPENSE
  DEPOSITS                                                           2,174,863            2,068,392
  U.S. REPURCHASE AGREEMENTS                                           209,528              180,807
  LONG-TERM BORROWINGS                                                  89,454               79,722
TOTAL INTEREST EXPENSE                                               2,473,845            2,328,921

NET INTEREST INCOME                                                  2,687,281            2,594,830
PROVISION FOR CREDIT LOSSES                                             90,000               30,000

NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                                  2,597,281            2,564,830

OTHER INCOME:
  SERVICE FEES                                                         156,933              149,411
  TRUST SERVICE FEES                                                   112,059              109,454
  NET REALIZED GAIN ON SALE OF SECURITIES AVAILABLE FOR SALE                 0
  INVESTMENT PRODUCT COMMISSIONS                                        83,735               51,351
  OTHER FEE INCOME                                                     105,604               87,410
  OTHER OPERATING INCOME                                                46,365               29,068
TOTAL OTHER INCOME                                                     504,696              426,694

OPERATING EXPENSES:
  SALARIES                                                             800,187              690,147
  EMPLOYEE BENEFITS                                                    291,029              272,008
  OCCUPANCY                                                            353,670              328,248
  FDIC DEPOSIT INSURANCE PREMIUMS                                        6,387                5,729
  NET REALIZED LOSS ON SALE OF SECURITIES AVAILABLE FOR SALE                 0
  OTHER OPERATING                                                      546,938              426,401
TOTAL OPERATING EXPENSES                                             1,998,211            1,722,533

INCOME BEFORE INCOME TAXES                                           1,103,766            1,268,991
PROVISION FOR INCOME TAXES                                             359,772              440,323

NET INCOME                                                            $743,994             $828,668

BASIC AND DILUTED EARNINGS PER SHARE                                     $0.40                $0.44

CASH DIVIDENDS DECLARED PER SHARE                                        $0.15                $0.15

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     MID-WISCONSIN FINANCIAL SERVICES, INC.
                              AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                                1998                1997
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                               $743,994            $828,668
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:
        PROVISION FOR DEPRECIATION AND NET AMORTIZATION                        239,238             194,500
        PROVISION FOR CREDIT LOSSES                                             90,000              30,000
        PROCEEDS FROM SALES OF LOANS HELD FOR SALE                           1,687,600           1,309,600
        ORIGINATIONS OF LOANS HELD FOR SALE                                   (365,300)
        CHANGES IN OPERATING ASSETS AND LIABILITIES:
        OTHER ASSETS                                                           (70,896)           (202,475)
        OTHER LIABILITIES                                                      306,017             115,792
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                  2,630,653           2,276,085
  CASH FLOWS FROM INVESTING ACTIVITIES:
     AVAILABLE FOR SALE SECURITIES:
          PROCEEDS FROM SALES                                                4,524,902           1,100,744
          PROCEEDS FROM MATURITIES:
          PAYMENT FOR PURCHASES                                             (6,211,584)         (2,115,170)
     NET DECREASE IN LOANS                                                    (911,747)          1,558,030
     NET (INCREASE) DECREASE IN INTEREST-BEARING DEPOSITS                          -                   -
        IN OTHER INSTITUTIONS                                                    2,255             (16,994)
     NET INCREASE IN FEDERAL FUNDS SOLD                                     (1,231,000)
     CAPITAL EXPENDITURES                                                      (72,780)           (169,999)
     PROCEEDS FROM SALE OF OTHER REAL ESTATE                                       -                16,000
  NET CASH USED IN INVESTING ACTIVITIES                                     (3,899,955)            372,611
  CASH FLOWS FROM FINANCING ACTIVITIES:
     NET INCREASE IN NONINTEREST-BEARING DEPOSITS                           (2,302,076)         (2,369,525)
     NET INCREASE IN INTEREST-BEARING DEPOSITS                               3,243,377          (3,598,744)
     PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                    13,440              25,086
     PAYMENT FOR REPURCHASE OF COMMON STOCK                                   (199,276)            (47,150)
     NET INCREASE (DECREASE) IN SHORT-TERM BORROWING                           828,766           1,224,933
     PROCEEDS FROM ISSUANCE OF LONG-TERM BORROWINGS                          1,000,000           1,000,000
     DIVIDENDS PAID                                                           (279,618)           (280,083)
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                 2,304,613          (4,045,483)
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1,035,312          (1,396,787)
  CASH AND CASH EQUIVALENTS AT BEGINNING                                     9,521,270          13,734,886
  CASH AND CASH EQUIVALENTS AT END                                         $10,556,582         $12,338,099

  SUPPLEMENTAL CASH FLOW INFORMATION:                                           1998                1997
     CASH PAID DURING THE YEAR FOR:
          INTEREST                                                          $2,467,220          $2,368,909
          INCOME TAXES                                                         $30,025             $60,025
  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
          LOANS TRANSFERRED TO OTHER REAL ESTATE                            $     -                $26,072
          LOANS CHARGED OFF                                                    $40,811             $46,087
          LOANS MADE IN CONNECTION WITH THE DISPOSITION OF OTHER REAL
              ESTATE                                                                 0                   0

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   MID-WISCONSIN FINANCIAL SERVICES, INC.
                            and Subsidiary
                 Notes to Consolidated Financial Statements
                              (Unaudited)


NOTE 1 - GENERAL

      The consolidated balance sheet as of March 31, 1998, and the consolidated statements of income for the three month period ended March 31, 1998 and 1997, and the consolidated statements of cash flows for the three month period ended March 31, 1998 and 1997, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position for the unaudited interim period have been made.

      The Company is not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources, or operations.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's December 31, 1997, annual report to the Shareholders. The results of operations for the interim period are not necessarily indicative of the results to be expected for the entire year.


NOTE 2 - INVESTMENT SECURITIES

      All investment securities are held as available for sale. The book value and market value of investment securities are summarized as follows:

                                                BOOK VALUE and MARKET VALUE
                                             March 31, 1998    December 31, 1997
U.S. Treasury securities and obligations
   of other U.S. Govt agencies & corp          $15,251,921         $15,756,976
Mortgage Backed Securities                      26,702,324          25,266,862
Oblig. to states & political  subdivisions      11,668,241          10,355,359
Corporate Securities                               781,560           1,689,391
Equity Securities                                1,597,851           1,187,604
Totals                                         $56,001,897         $54,256,192

      Included in the totals of Investment Securities at March 31, 1998, are unrealized gains of $645,863 on debt securities classified as available for sale. The net of tax unrealized holding gain of $382,075 on securities classified as available-for-sale is reflected in stockholders' equity.

      Securities with an approximate carrying value of $29,117,258 and $32,889,744 at March 31, 1998 and December 31, 1997, respectively, were pledged primarily to secure public deposits and for other purposes required by law. There are no securities of any one issuer that exceed ten percent of stockholder's equity.

Note 3 - LOANS

      Loans outstanding increased .198% for the three months ended March 31, 1998; increasing from $185,015,272 at December 31, 1997, to $185,381,867 at
March 31, 1998.

      The composition of loans at March 31, 1998, and December 31, 1997, follows:

                               March 31       % of       Dec. 31         % of
(Dollars in Thousands)           1998        total         1997         total

Commercial and financial       $29,929       16.14%       $26,943       14.56%
Construction Loans               2,264        1.23%         1,700        0.92%
Agricultural                    34,395       18.55%        34,952       18.89%
Real estate                    106,226       57.30%       108,360       58.57%
Installment                     12,176        6.57%        12,642        6.83%
Lease financing                    392        0.21%           418        0.23%

Total loans                   $185,382      100.00%      $185,015      100.00%


      The composition of loans in the loan portfolio shows an increase in commercial and financial and a decrease in real estate at March 31, 1998. The bank is making increased efforts to sell loans in the secondary market which will provide funds for liquidity needs and continue to provide service to customers in its market area.

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

Risk-element loans           Mar. 31   % of total     Dec. 31    % of total
(dollars in thousands)         1998       loans         1997       loans
Non-accrual, past due,
and restructured loans        $1,670       0.90%       $1,238       0.67%
Potential problem loans            0       0.00%          161       0.09%
Foreign outstandings
                                           0.00%                    0.00%
Total risk-element
   loans                      $1,670       0.90%       $1,399       0.76%


      Included above are $555,989 of impaired loans (.300%) in non-accrual status at March 31, 1998. In addition, there are impaired loans of $81,137 (.044%) which management has considered in the allowance for credit losses.
The average balance of impaired loans during the first three months of 1998 was $683,837. The impaired loans with an aggregate outstanding balance of $659,572 are based on fair value of the collateral of the loans as these loans are collateral dependent.

      Total non-performing assets (loans and other real estate) increased during the three months ended March 31, 1998. As a percentage of total outstanding loans, the non-performing assets increased .20% to .96% at March 31, 1998, from .76% at December 31, 1997.

      The aggregate amount of non-performing assets was approximately $1,774,000 and $1,399,000 at March 31, 1998, and December 31, 1997,
respectively. Non-performing assets are those which are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. If nonaccrual and renegotiated loans had been current or not troubled, $59,466 of interest income would have been recorded for the three months ended March 31, 1998. Interest income actually collected and recorded was $13,284.

      Management is not aware of any additional loans that represent material credits or of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

      On January 1, 1997, Mid-Wisconsin adopted Statement of Financial Accounting Standards No. 122 (SFAS122), "Accounting for Mortgage Servicing Rights". The adoption of SFAS No. 122 did not have a significant impact on the Company's financial condition or results of operations.

     An analysis of the allowance for credit losses for the period ended March 31, 1998, and December 31, 1997 follows:

(Dollars in Thousands)
                                            March 31, 1998      Dec. 31, 1997
Allowance for credit losses at
  beginning of period                             $1,990            $2,031
Provision Charged to Operating Expense                90               140
Recoveries on Loans                                   12                64
Loans Charged off                                    (41)             (245)

Allowance for losses at end of period             $2,051            $1,990

NOTE 4 - EARNINGS PER SHARE

      Earnings per common share are based upon the weighted average number of common shares outstanding which includes the common stock equivalents applicable to shares issuable under the stock options granted. The weighted number of shares outstanding were 1,862,611 for the three months ended March 31, 1998, and 1,872,694 for the three months ended March 31, 1997.

                            SELECTED FINANCIAL DATA

      The following table presents consolidated financial data of Mid-Wisconsin Financial Services, Inc. and subsidiary. This information and the following discussion and analysis should be read in conjunction with other financial information presented elsewhere in this report.

                            SELECTED FINANCIAL DATA

(Dollars in thousands,                         1998                                       1997
except per share amounts)                  First           Fourth                Third            Second            First
FINANCIAL HIGHLIGHTS:
Earnings and Dividends:
Net interest revenue                      $2,687            $2,793              $2,767            $2,644            $2,595
Provision for credit losses                   90                50                  30                30                30
Other operating revenue                      505               695                 449               687               427
Other operating expense                    1,998             2,199               1,785             1,849             1,723
Net income                                   744               819                 916               943               829
Per common share
Net income                                  0.40              0.44                0.49              0.50              0.44
   Dividends declared                       0.15              0.30                0.15              0.15              0.15
   Stockholders' equity                    15.17             14.95               14.79             14.42             13.96
Average common shares (000's)              1,863             1,868               1,871             1,873             1,873
Dividend payout ratio                      37.58%            68.28%

Balance Sheet Summary:
At quarter end:
   Loans net of unearned income          183,330           183,025            $183,159          $180,108          $172,037
   Assets                                267,064           263,676             259,224           255,649           248,172
   Deposits                              212,091           185,524             203,753           199,346           196,444
   Shareholders equity                    28,180            27,867              27,508            26,895            26,039
Average balances:
Loans net of unearned income             184,701           185,095             181,390           176,480           172,746
   Assets                                264,376           263,747             254,216           250,278           248,951
   Deposits                              186,277           183,229             195,609           192,570           199,176
   Shareholders equity                    27,927            27,521              26,993            26,133            25,862

Performance Ratios:
Return on average assets                    1.13%             1.24%               1.44%             1.51%             1.34%
Return on average common equity            10.66%            11.90%              13.57%            14.43%            12.82%
Equity to assets                            9.62%             9.47%              10.30%            10.28%            10.24%
Total risk-based capital                   15.15%            14.94%              14.72%            16.14%            16.33%
Net loan charge-offs as a percentage
   of average loans                         0.02%             0.05%               0.02%             0.01%             0.02%
Nonperforming assets as a percentage
of loans and other real estate              0.96%             0.76%               0.70%             0.77%             1.11%
Net interest margin                         4.50%             4.56%               4.76%             4.61%             4.46%
Efficiency ratio                           63.00%            62.44%              55.04%            55.75%            56.29%
Fee revenue as a percentage of
   average assets                           0.17%             0.18%               0.11%             0.11%             0.11%
Stock Price Information:
High                                      $27.50            $27.25              $27.00            $25.50            $25.50
Low                                        27.25             27.00               25.50             25.00             24.00
Market value at quarter end (1)            27.50             27.25               27.00             25.00             25.50

(1) Market value at quarter end represents the average of bid and asked prices.

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITIONS AND RESULTS OF OPERATIONS


      Management is not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources, or operations.

      Deposits increased $941,301 during the three month period ended March 31, 1998. Non-interest bearing deposits decreased $2,302,076 and interest bearing deposits increased $3,243,377. The decrease in non-interest bearing deposits follows normal trends for the first quarter of each year. The company's market area continues to be highly rate competitive.

      Loans increased $366,595 during the three month period ended March 31, 1998.

      Investments increased $1,745,705 during the three month period ended March 31, 1998. The increase in investments was used primarily to satisfy pledging requirements for municipal deposits.


LIQUIDITY

      Mid-Wisconsin manages its liquidity to provide adequate funds to support borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. The primary sources of Mid-Wisconsin's liquidity are marketable assets maturing within one year. At March 31, 1998, the carrying value of debt securities maturing within one year amounted to
$6,848,118 or 12.59% of the total debt securities portfolio.   Mid-Wisconsin
also holds $1,597,851 in marketable equity securities. Mid-Wisconsin attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin.


CAPITAL RESOURCES

      As of March 31, 1998, shareholders' equity increased $312,358 to $28,179,515 from $27,867,157 at December 31, 1997. This net increase is due to retention of current year earnings and adjustments for unrealized gains or losses. Net unrealized gains were $382,075 at March 31, 1998, and $348,257 at December 31, 1997.

      The primary capital to asset ratio was 9.63% as of March 31, 1998, compared to 9.62% at December 31, 1997. The company's risk-based capital ratio for Tier 1 (core) amounted to 14.00% and total risk-based capital amounted to 15.15%. This compares to Tier 1 (core) capital of 13.83% and total risk-based capital of 14.94% at December 31, 1997.


RESULTS OF OPERATIONS

      The company's consolidated net income for the three months ended March 31, 1998, decreased $84,674 or 10.218% to $743,994 from $828,668 for the three months ended March 31, 1997. Net interest income increased $92,451 during the three months ended March 31, 1998, over the three months ended March 31, 1997.

      Return on average common stockholders' equity amounted to 11.82% for the three months ended March 31, 1998; compared to 13.18% for the three months ended March 31, 1997.

      Return on average assets for the three months ended March 31, 1998, amounted to 1.14%; compared to 1.34% for the three months ended March 31, 1997.

      Net earnings per share amounted to  $ .40 per share for the three months
ended March 31, 1998, compared to   $ .44 for the three months ended  March 31,
1997.  Cash dividends paid were .15 per share in March 1998 and 1997.


PROVISION FOR CREDIT  LOSSES

      Management determines the adequacy of the allowance for credit losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for credit losses was $90,000 for the three months ended March 31, 1998, and $30,000 for the three months ended March 31, 1997. The allowance for credit losses as a percentage of gross loans outstanding was $2,051,540 or 1.11% of total loans on March 31, 1998, compared to $2,030,991 or 1.18% of total loans on March 31, 1997. Net charge-offs as a percentage of average loans outstanding were .02% during the three months ended March 31, 1998 and 1997.

      Non-performing loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for credit losses is assessed based on credit quality and other pertinent loan portfolio information. The reserve for credit losses provided strong non-performing loan coverage, decreasing to 115% at March 31, 1998 from 142% at December 31, 1997. The adequacy of the reserve and the provision for credit losses is consistent with the composition of the loan portfolio and recent credit quality history.


NET INTEREST INCOME

      Net interest income is the most significant component in earnings. For analysis purposes, interest earned on tax exempt assets is adjusted to a fully taxable equivalent basis.

      The net yield on interest earning assets shows the yield for the three months ended March 31, 1998, to be 4.50%; compared to 4.46% for the three months ended March 31, 1997. The average rate on earning assets increased slightly and the average rate on interest bearing liabilities decreased. The company continues efforts to increase net interest margin through the strategic pricing of loans and deposits.

NON-INTEREST INCOME

      Non-interest income increased 18.28% to $504,696 during the three months ended March 31, 1998, from $426,694 during the three months ended March 31, 1997. There were no security gains or losses during the three months ended March 31, 1998 or 1997. Fee income on deposit accounts has increased $7,522 to $156,933 during the three months ended March 31, 1998, from $149,411 during the three months ended March 31, 1997. Investment product commissions increased $32,384 to $83,735 during the three months ended March 31, 1998 from $51,351 during the three months ended March 31, 1997. Other fee income increased $18,194 and other operating income increased $17,297 during the three months ended March 31, 1998 over the three months ended March 31, 1997.


NON-INTEREST EXPENSE

      Non-interest expenses increased 16.00% to $1,998,211 for the three months ended March 31, 1998, from $1,722,533 for the three months ended March 31, 1997. There are no expenses included in other expenses that exceed 1% of total interest and other income for either 1997 or 1997. The Company is expanding the use of technology throughout its banks in order to provide increased customer service and allow for more efficient consolidation of its operational areas. Mid-Wisconsin has placed emphasis on increased productivity and standardization of programs and procedures throughout all of its locations.

                          PART II.  Other Information

ITEM 5.  Other Information

      The company is preparing for the year 2000 issues that will have an impact on computer hardware and software. A project plan will be in place by mid-year 1998 that will address these issues with a timetable for completing the necessary testing and replacement of non-compliant systems. Hardware and software vendors have been contacted and letters identifying their testing and compliance schedule are being kept on file. The company's banking software provider has completed initial testing and complete results have been provided on all applications. All costs associated with correcting year 2000 concerns are being expensed as incurred. These costs are not expected to exceed $50,000 and are not expected to have an impact on the company's results of operations, liquidity, and capital resources.

      The company has surveyed the local business community to determine the extent of year 2000 planning being done. Printed information and seminars are being provided for customers regarding preparing a project plan and implementation of the plan.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K

   The following exhibits are filed as part of this quarterly report on Form
   10-Q.

                                                                  Incorporated
      EXHIBIT NO. AND DESCRIPTION
                                                                EXHIBIT <dagger>

      (3)  Articles of Incorporation and Bylaws
            (a)  Articles of Incorporation, as amended               3 (a) (2)
            (b)  Bylaws, as amended September 20, 1995               3 (b) (2)
      (4)  Instruments defining the rights of security
             holders, including indentures
            (a)  Articles of Incorporation and
                  Bylaws (See (3)(a) and (b))
           (10) Material contracts:
              **(a)  1997 Mid-Wisconsin Bank
                  Senior Officer Incentive Bonus Plan               10 (a) (1)
              **(b)  Mid-Wisconsin Financial Services, Inc.
                  1991 Employee Stock Option Plan                   10 (b) (2)
              **(c)  Mid-Wisconsin Financial Services, Inc.
                  Directors' Deferred Compensation Plan             10 (e) (3)
              **(d)  Executive Officer Employment and Severance
                  Agreement                                         10 (d) (1)
              **(e)  Executive Officer Bonus Plan                   10 (e) (1)
              **(f)  Mid-Wisconsin Bank
                  Senior Officer Incentive Bonus Plan               10 (f) (1)
      (22)  Subsidiaries of the registrant                          21 (2)
      (27)  Financial Data Schedule

      **Denotes Executive Compensation Plans and Arrangements

      <dagger> Where exhibit has been previously filed and is incorporated herein by reference, exhibit numbers set forth herein correspond to the exhibit numbers where such exhibit can be found in the following reports of the registrant (Commission File No. 0-18542) filed with the Securities and Exchange Commission:

      (1) Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 23, 1998.
      (2) Form 10-K for the year ended December 31, 1995, as filed with the Commission on March 26, 1996.
      (3) Form 10-K for the year ended December 31, 1992, as filed with the Commission on March 30, 1993.


(b) No reports on Form 8-K have been filed during the quarter for which this Form 10-Q is filed.

                               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MID-WISCONSIN FINANCIAL SERVICES, INC.



Date            May 11, 1998                      GENE C. KNOLL
                                                  Gene C. Knoll, President
                                                  (Principal Executive Officer)

Date            May 11, 1998                      LUCILLE BRANDNER
                                                  Lucille Brandner, Controller
                                                  (Principal Accounting Officer)

                                    EXHIBIT INDEX
                                          to
                                      FORM 10-Q
                                          of
                       MID-WISCONSIN FINANCIAL SERVICES, INC.
                        for the period ended March 31, 1998
                     Pursuant to Section 102(d), Regulation S-T
                           (17 C.F.R. <section>232.102(d))

Exhibit 27.  Financial Data Schedule