Form 10-Q
period 1998-06-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 1998-08-12
CIK 785024

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

Yes X  No

As of June 30, 1998 there were 1,857,827 shares of $.10 par value common stock outstanding.

                          MID-WISCONSIN FINANCIAL SERVICES, INC.


                                        INDEX


PART I. FINANCIAL INFORMATION                                         PAGE

        Item 1. Financial Statements

                Consolidated Balance Sheets
                June 30, 1998 and December 31, 1997                     3

                Consolidated Statements of Income
                Three Months Ended June 30, 1998 and June 30, 1997
                and Six Months Ended June 30, 1998 and June 30, 1997    4

                Consolidated Statements of Cash Flows
                Six Months Ended June 30, 1998 and June 30, 1997        5

                Notes to Consolidated Financial Statements            6-10

        Item 2. Management's Discussion and Analysis of
                Financial Conditions and Results of Operations       11-13


PART II. OTHER INFORMATION

        Item 4. Submission of Matters to a Vote of Security Holders    14

        Item 5. Other Information                                    15-17

        Item 6. Exhibits and Reports of Form 8-K                       18

                Signatures                                             19

                Exhibit Index                                          20

      PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     MID-WISCONSIN FINANCIAL SERVICES, INC.
                                AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                    JUNE 30, 1998  DECEMBER 31, 1997
                  ASSETS

CASH AND DUE FROM BANKS                                               $12,019,698       $9,521,270
INTEREST-BEARING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS                  19,888           21,260
FEDERAL FUNDS SOLD                                                      1,703,000        4,616,000
INVESTMENT SECURITIES AVAILABLE FOR SALE -AT FAIR VALUE                58,126,749       54,256,192
LOANS HELD FOR SALE                                                       498,800        1,169,350
LOANS RECEIVABLE, NET OF ALLOWANCE FOR CREDIT LOSSES OF               191,129,819      185,015,272
  $2,154,163 IN 1998 AND $1,990,090 IN 1997                            (2,154,163)      (1,990,090)
         NET LOANS                                                    188,975,656      183,025,182
ACCRUED INTEREST RECEIVABLE                                             2,056,934        1,620,973
PREMISES AND EQUIPMENT                                                  5,453,732        5,505,984
GOODWILL AND PURCHASED INTANGIBLES                                      2,633,557        2,787,410
OTHER ASSETS                                                            1,260,692        1,151,940

TOTAL ASSETS                                                         $272,748,706     $263,675,561


           LIABILITIES AND STOCKHOLDERS' EQUITY


NONINTEREST-BEARING DEPOSITS                                          $26,760,001      $25,625,169
INTEREST-BEARING DEPOSITS                                             188,690,298      185,524,289
  TOTAL DEPOSITS                                                      215,450,299      211,149,458

SHORT-TERM BORROWINGS                                                  17,019,631       16,078,523
LONG TERM BORROWINGS                                                    8,400,000        5,400,000
ACCRUED EXPENSES AND OTHER LIABILITIES                                  3,197,811        3,180,423
     TOTAL LIABILITIES                                                244,067,741      235,808,404

STOCKHOLDERS' EQUITY:
  COMMON STOCK-PAR VALUE $.10 PER SHARE:
      AUTHORIZED              - 6,000,000 SHARES IN 1998 & 1997
      ISSUED & OUTSTANDING    - 1,857,827 SHARES IN 1998                  185,783
                              - 1,864,122 SHARES IN 1997                                   186,412
ADDITIONAL PAID-IN CAPITAL                                             12,605,396       12,653,703
RETAINED EARNINGS                                                      15,533,458       14,678,785
UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE, NET OF TAX              356,328          348,257
     TOTAL STOCKHOLDERS' EQUITY                                        28,680,965       27,867,157

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $272,748,706     $263,675,561

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                       MID-WISCONSIN FINANCIAL SERVICES, INC.
                                   AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF INCOME

                                                                           THREE MONTHS ENDED              SIX MONTHS ENDED

                                                                     JUNE 30, 1998   JUNE 30, 1997   JUNE 30, 1998    JUNE 30, 1997
INTEREST INCOME
  INTEREST AND FEES ON LOANS                                            $4,352,661      $4,138,359      $8,577,658      $8,109,572
  INTEREST ON INVESTMENT SECURITIES:
    TAXABLE                                                                761,192         799,666       1,531,941       1,623,669
    TAX-EXEMPT                                                             135,883         102,299         264,798         195,542
  OTHER INTEREST INCOME                                                     38,951          20,851          75,416          56,143
TOTAL INTEREST INCOME                                                    5,288,687       5,061,175      10,449,813       9,984,926

INTEREST EXPENSE
  DEPOSITS                                                               2,222,671       2,039,375       4,397,534       4,107,767
  U.S. REPURCHASE AGREEMENTS                                               221,314         284,223         430,842         465,030
  LONG-TERM BORROWINGS                                                      96,205          93,821         185,659         173,543
TOTAL INTEREST EXPENSE                                                   2,540,190       2,417,419       5,014,035       4,746,340

NET INTEREST INCOME                                                      2,748,497       2,643,756       5,435,778       5,238,586
PROVISION FOR CREDIT LOSSES                                                120,000          30,000         210,000          60,000

NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                                      2,628,497       2,613,756       5,225,778       5,178,586

OTHER INCOME:
  SERVICE FEES                                                             181,707         151,494         338,640         300,905
  TRUST SERVICE FEES                                                       125,001         118,500         237,060         227,954
  NET REALIZED GAIN ON SALE OF SECURITIES AVAILABLE FOR SALE                  -             14,369            -             14,369
  INVESTMENT PRODUCT COMMISSIONS                                            69,176          65,173         152,911         116,524
  OTHER FEE INCOME                                                         134,438          90,118         240,042         177,528
  OTHER OPERATING INCOME                                                    19,904         247,692          66,269         276,760
TOTAL OTHER INCOME                                                         530,226         687,346       1,034,922       1,114,040

OPERATING EXPENSES:
  SALARIES                                                                 808,485         747,494       1,608,672       1,437,641
  EMPLOYEE BENEFITS                                                        277,499         266,641         568,528         538,649
  OCCUPANCY                                                                334,957         319,090         688,627         647,338
  FDIC DEPOSIT INSURANCE PREMIUMS                                            6,550           6,578          12,937          12,307
  NET REALIZED LOSS ON SALE OF SECURITIES AVAILABLE FOR SALE                  -               -               -               -
  OTHER OPERATING                                                          538,078         509,344       1,085,016         935,745
TOTAL OPERATING EXPENSES                                                 1,965,569       1,849,147       3,963,780       3,571,680

INCOME BEFORE INCOME TAXES                                               1,193,154       1,451,955       2,296,920       2,720,946
PROVISION FOR INCOME TAXES                                                 387,282         508,583         747,054         948,906
 INCOME                                                                   $805,872        $943,372      $1,549,866      $1,772,040

BASIC AND DILUTED EARNINGS PER SHARE                                         $0.43           $0.50           $0.83           $0.94

CASH DIVIDENDS DECLARED PER SHARE                                            $0.15           $0.15           $0.15           $0.15

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    MID-WISCONSIN FINANCIAL SERVICES, INC.
                                AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                               1998                     1997
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                                              $1,549,866              $1,772,040
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
       PROVIDED BY OPERATING ACTIVITIES:
        PROVISION FOR DEPRECIATION AND NET AMORTIZATION                                         480,451                 374,793
        PROVISION FOR CREDIT LOSSES                                                             210,000                  60,000
        PROCEEDS FROM SALES OF LOANS HELD FOR SALE                                            3,613,370               2,088,525
        ORIGINATIONS OF LOANS HELD FOR SALE                                                  (2,078,720)             (2,308,525)
        (GAIN) LOSS  ON SALE OF INVESTMENT SECURITIES                                              -                    (14,186)
        (GAIN) LOSS ON EQUIPMENT DISPOSALS                                                        2,716
        (GAIN) LOSS ON SALE OF OTHER REAL ESTATE                                                   -                     24,092
        CHANGES IN OPERATING ASSETS AND LIABILITIES:
          OTHER ASSETS                                                                         (338,171)               (181,076)
          OTHER LIABILITIES                                                                      17,389                (136,188)
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   3,456,901               1,679,475
  CASH FLOWS FROM INVESTING ACTIVITIES:
     AVAILABLE FOR SALE SECURITIES:
          PROCEEDS FROM SALES                                                                      -                    534,836
          PROCEEDS FROM MATURITIES:                                                          10,712,925               5,979,345
          PAYMENT FOR PURCHASES                                                             (14,553,251)             (6,687,229)
     NET (INCREASE) DECREASE IN LOANS                                                        (7,203,791)             (5,176,316)
     NET (INCREASE) DECREASE IN INTEREST-BEARING DEPOSITS
        IN OTHER INSTITUTIONS                                                                     1,372                  (5,004)
     NET (INCREASE) DECREASE IN FED FUNDS SOLD                                                2,913,000                (340,000)
     CAPITAL EXPENDITURES                                                                      (326,551)               (613,370)
     PROCEEDS FROM SALE OF OTHER REAL ESTATE                                                       -                    250,384
  NET CASH USED IN INVESTING ACTIVITIES                                                      (8,456,295)             (6,057,354)
  CASH FLOWS FROM FINANCING ACTIVITIES:
     NET INCREASE IN NONINTEREST-BEARING DEPOSITS                                             1,134,832                (590,136)
     NET INCREASE IN INTEREST-BEARING DEPOSITS                                                3,166,009              (2,475,652)
     PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                                     13,440                  25,086
     PAYMENT FOR REPURCHASE OF COMMON STOCK                                                    (199,275)                (47,150)
     NET INCREASE (DECREASE) IN SHORT-TERM BORROWING                                            941,108               5,181,095
     PROCEEDS FROM ISSUANCE OF LONG-TERM BORROWINGS                                           3,000,000               1,000,000
     DIVIDENDS PAID                                                                            (558,292)               (559,888)
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  7,497,822               2,533,355
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          2,498,428              (1,844,524)
CASH AND CASH EQUIVALENTS AT BEGINNING                                                        9,521,270              13,734,886
CASH AND CASH EQUIVALENTS AT END                                                            $12,019,698             $11,890,362

  SUPPLEMENTAL CASH FLOW INFORMATION:                                                            1998                      1997
     CASH PAID DURING THE YEAR FOR:
          INTEREST                                                                           $5,110,191              $4,619,453
          INCOME TAXES                                                                         $715,025                $905,025
  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
          LOANS TRANSFERRED TO OTHER REAL ESTATE                                               $179,576                $100,000
          LOANS CHARGED OFF                                                                     $69,638                $113,424

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      MID-WISCONSIN FINANCIAL SERVICES, INC.
                                  and Subsidiary
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE 1 - GENERAL

      The consolidated balance sheet as of June 30, 1998, and the consolidated statements of income for the three month periods ended June 30, 1998 and 1997, and the six month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position for the unaudited interim period have been made.

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


NOTE 2 - INVESTMENT SECURITIES

      All investment securities are held as available for sale. The book value and market value of investment securities are summarized as follows:

                                         BOOK VALUE and MARKET VALUE
                                              June 30, 1998    December 31, 1997
U.S. Treasury securities and obligations
   of other U.S. Govt agencies & corp           $16,703,319        $15,756,976
Mortgage Backed Securities                       28,040,741         25,266,862
Oblig. to states & political  subdivisions       11,529,318         10,355,359
Corporate Securities                                779,640          1,689,391
Equity Securities                                 1,073,731          1,187,604
Totals                                          $58,126,749        $54,256,192


      Included in the totals of Investment Securities at June 30, 1998, are unrealized gains of $546,329 on debt securities classified as available for sale. The net of tax unrealized holding gain of $356,328 on securities classified as available-for-sale is reflected in stockholders' equity.

      Securities with an approximate carrying value of $28,928,149 and $32,889,744 at June 30, 1998 and December 31, 1997, respectively, were pledged primarily to secure public deposits and for other purposes required by law. There are no securities of any one issuer that exceed ten percent of stockholder's equity.

Note 3 - LOANS

      Loans outstanding increased 3.30% for the six months ended June 30, 1998; increasing from $185,015,272 at December 31, 1997, to $191,129,819 at June 30,
1998.

      The composition of loans at June 30, 1998, and December 31, 1997, follows:

                                   June 30       % of        Dec. 31      % of
(Dollars in Thousands)               1998        total        1997        total
Commercial and financial            $32,283      16.89%      $26,943      14.56%
Construction Loans                    2,821       1.48%        1,700       0.92%
Agricultural                         34,330      17.96%       34,952      18.89%
Real estate                         109,206      57.14%      108,360      58.57%
Installment                          12,121       6.34%       12,642       6.83%
Lease financing                         369       0.19%          418       0.23%

Total loans                        $191,130     100.00%     $185,015     100.00%

      The composition of loans in the loan portfolio shows an increase in commercial and financial and real estate loans at June 30, 1998. The bank continues to sell loans in the secondary market, which will provide funds for liquidity needs and continue to provide service to customers in its market area.

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


Risk-element loans                June 30    % of total    Dec. 31    % of total
(dollars in thousands)              1998        loans        1997        loans
Non-accrual, past due,
   and restructured loans          $1,820       0.95%       $1,238       0.67%
Potential problem loans               101       0.05%          161       0.09%
Foreign outstandings
                                                0.00%                    0.00%
Total risk-element loans           $1,921       1.00%       $1,399       0.76%


      Included above are $672,638 of impaired loans (.352%) in non-accrual status at June 30, 1998. In addition, there are impaired loans of $100,506 (.053%) which management has considered in the allowance for credit losses. The average balance of impaired loans during the first six months of 1998 was $673,708. The impaired loans with an aggregate outstanding balance of $773,144 are based on fair value of the collateral of the loans, as these loans are collateral dependent.

      Total non-performing assets (loans and other real estate) increased during the three months ended June 30, 1998. As a percentage of total outstanding loans, the non-performing assets increased .24% to 1.00% at June 30, 1998, from
 .76% at December 31, 1997.

      The aggregate amount of non-performing assets was approximately $1,921,000 and $1,399,000 at June 30, 1998, and December 31, 1997, respectively. Non-performing assets are those which are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. If nonaccrual and renegotiated loans had been current or not troubled, $61,924 of interest income would have been recorded for the three months ended June 30, 1998. Interest income actually collected and recorded was $34,323.

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

      An analysis of the allowance for credit losses for the period ended June 30, 1998, and December 31, 1997 follows:

(Dollars in Thousands)
                                             June 30, 1998     Dec. 31, 1997
Allowance for credit losses at
  beginning of period                             $1,990           $2,031
Provision Charged to Operating Expense               210              140
Recoveries on Loans                                   24               64
Loans Charged off                                    (70)            (245)

Allowance for losses at end of period             $2,154           $1,990


NOTE 4 - EARNINGS PER SHARE

      Earnings per common share are based upon the weighted average number of common shares outstanding which includes the common stock equivalents applicable to shares issuable under the stock options granted. The weighted number of shares outstanding were 1,862,642 for the three months ended June 30, 1998, and 1,872,694 for the three months ended June 30, 1997.

                        SELECTED FINANCIAL DATA

      The following table presents consolidated financial data of Mid-Wisconsin Financial Services, Inc. and subsidiary. This information and the following discussion and analysis should be read in conjunction with other financial information presented elsewhere in this report.


                           SELECTED FINANCIAL DATA

(Dollars in thousands,                                       1998                           1997
except per share amounts)                                  Second        First         Fourth         Third          Second
FINANCIAL HIGHLIGHTS:
Earnings and Dividends:
Net interest revenue                                       $2,748        $2,687        $2,793        $2,767         $2,644
Provision for credit losses                                   120            90            50            30             30
Other operating revenue                                       530           505           695           449            687
Other operating expense                                     1,966         1,998         2,199         1,785          1,849
Net income                                                    806           744           819           916            943
Per common share
   Net income                                                0.43          0.40          0.44          0.49           0.50
   Dividends declared                                        0.15          0.15          0.30          0.15           0.15
   Stockholders' equity                                     15.44         15.17         14.95         14.79          14.42
Average common shares (000's)                               1,863         1,863         1,868         1,871          1,873
Dividend payout ratio                                       34.58%        37.58%        68.28%        30.57%         29.69%
Balance Sheet Summary:
At quarter end:
   Loans net of unearned income                           191,130       183,330      $183,025      $183,159       $180,108
   Assets                                                 272,749       267,064       263,676       259,224        255,649
   Deposits                                               215,450       212,091       185,524       203,753        199,346
   Shareholders equity                                     28,681        28,180        27,867        27,508         26,895
Average balances:
   Loans net of unearned income                           188,710       184,701       185,095       181,390        176,480
   Assets                                                 269,261       264,376       263,747       254,216        250,278
   Deposits                                               213,037       186,277       183,229       195,609        192,570
   Shareholders equity                                     28,274        27,927        27,521        26,993         26,133
Performance Ratios:
Return on average assets                                     1.20%         1.13%         1.24%         1.44%          1.51%
Return on average common equity                             11.40%        10.66%        11.90%        13.57%         14.43%
Equity to assets                                             9.60%         9.62%         9.47%        10.30%         10.28%
Total risk-based capital                                    15.08%        15.15%        14.94%        14.72%         16.14%
Net loan charge-offs as a percentage
   of average loans                                          0.01%         0.02%         0.05%         0.02%          0.01%
Nonperforming assets as a percentage
   of loans and other real estate                            1.00%         0.96%         0.76%         0.70%          0.77%
Net interest margin                                          4.53%         4.50%         4.56%         4.76%          4.61%
Efficiency ratio                                            61.29%        63.00%        62.44%        55.04%         55.75%
Fee revenue as a percentage of
   average assets                                            0.19%         0.17%         0.18%         0.11%          0.11%
Stock Price Information:
High                                                       $28.00        $27.50        $27.25        $27.00          $25.50
Low                                                         27.50         27.25         27.00         25.50           25.00
Market value at quarter end (1)                             28.00         27.50         27.25         27.00           25.00

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

      Deposits increased $4,300,841 during the six-month period endedJune 30, 1998. Non-interest bearing deposits increased $1,134,842 and interest bearing deposits increased $3,166,009. The company's market area continues to be highly rate competitive.

      Loans increased $6,114,547 during the six month period ended June 30, 1998.

      Investments increased $3,870,557 during the six month period ended June 30, 1998. The increase in investments was used primarily to satisfy pledging requirements for municipal deposits.


LIQUIDITY

      Mid-Wisconsin manages its liquidity to provide adequate funds to support borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. The primary sources of Mid-Wisconsin's liquidity are marketable assets maturing within one year. At June 30, 1998, the carrying value of debt securities maturing within one year amounted to
$7,308,799 or 12.81% of the total debt securities portfolio.   Mid-Wisconsin
also holds $1,073,731 in marketable equity securities. Mid-Wisconsin attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin.


CAPITAL RESOURCES

      As of June 30, 1998, shareholders' equity increased $813,808 to $28,680,965 from $27,867,157 at December 31, 1997. This net increase is due to retention of current year earnings and adjustments for unrealized gains or losses. Net unrealized gains were $356,328 at June 30, 1998, and $348,257 at December 31, 1997.

      The primary capital to asset ratio was 9.64% as of June 30, 1998, compared to 9.62% at December 31, 1997. The company's risk-based capital ratio for Tier 1 (core) amounted to 13.90% and total risk-based capital amounted to 15.06%. This compares to Tier 1 (core) capital of 13.83% and total risk-based capital of 14.94% at December 31, 1997.


RESULTS OF OPERATIONS

      The company's consolidated net income for the three months ended June 30, 1998, decreased $137,500 or 14.58% to $805,872 from $943,372 for the three months ended June 30, 1997. Net interest income increased $104,741 during the three months ended June 30, 1998, over the three months ended June 30, 1997.

      Return on average common stockholders' equity amounted to 11.40% for the three months ended June 30, 1998; compared to 14.43% for the three months ended June 30, 1997.

      Return on average assets for the three months ended June 30, 1998, amounted to 1.20%; compared to 1.51% for the three months ended June 30, 1997.

      Net earnings per share amounted to  $ .43 per share for the three months
ended June 30, 1998, compared to   $ .50 for the three months ended
June 30, 1997. Cash dividends paid were $ .15 per share in June 1998 and 1997. A third quarter cash dividend of $ .17 per share was declared in July, payable to shareholders of record as of September 3, 1998.


PROVISION FOR CREDIT LOSSES

      Management determines the adequacy of the allowance for credit losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for credit losses was $120,000 for the three months ended June 30, 1998, and $30,000 for the three months ended June 30, 1997. The allowance for credit losses as a percentage of gross loans outstanding was $2,154,163 or 1.13% of total loans on June 30, 1998, compared to $2,045,352 or 1.13% of total loans on June 30, 1997. Net charge-offs as a percentage of average loans outstanding were .01% during the three months ended June 30, 1998 and 1997.

      Non-performing loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for credit losses is assessed based on credit quality and other pertinent loan portfolio information. The reserve for credit losses provided strong non-performing loan coverage, decreasing to 112% at June 30, 1998 from 142% at December 31, 1997. The adequacy of the reserve and the provision for credit losses is consistent with the composition of the loan portfolio and recent credit quality history.


NET INTEREST INCOME

      Net interest income is the most significant component in earnings. For analysis purposes, interest earned on tax exempt assets is adjusted to a fully taxable equivalent basis.

      The net yield on interest earning assets shows the yield for the three months ended June 30, 1998, to be 4.53%; compared to 4.61% for the three months ended June 30, 1997. The average rate on earning assets increased slightly and the average rate on interest bearing liabilities decreased. The company continues efforts to increase net interest margin through the strategic pricing of loans and deposits.

NON-INTEREST INCOME

      Non-interest income decreased 22.86% to $530,226 during the three months ended June 30, 1998, from $687,346 during the three months ended June 30, 1997. There were no security gains or losses during the three months ended
June 30,1998. Gains on securities available for sale during the three months ended June 30, 1997 were $14,369. Fee income on deposit accounts increased $30,213 to $181,707 during the three months ended June 30, 1998, from $151,494
during the three months ended June 30, 1997.   Other fee income increased
$44,320 to $134,438 during the three months ended June 30, 1998 from $90,118 during the three months ended June 30, 1997. This increase is primarily from origination fees on loans sold in the secondary market. Other operating income decreased $227,778 during the three months ended June 30, 1998 over the three months ended June 30, 1997. Other operating income of $247,692 for the three months ended June 30, 1997 included income of $241,039 from the curtailment of the Company's defined benefit pension plan.


NON-INTEREST EXPENSE

      Non-interest expenses increased 6.30% to $1,965,569 for the three months ended June 30, 1998, from $1,849,147 for the three months ended June 30, 1997. There are no expenses included in other expenses that exceed 1% of total interest and other income for either 1998 or 1997. The Company is expanding the use of technology throughout its banks in order to provide increased customer service and allow for more efficient consolidation of its operational areas. Mid-Wisconsin has placed emphasis on increased productivity and standardization of programs and procedures throughout all of its locations.

PART II.  OTHER INFORMATIION

ITEM 4.  Submission of Matters to a Vote of Security Holders

      The annual meeting of shareholders of the Company was held on April 28, 1998.

      The matters voted upon, including the number of votes cast for, against, or withhold, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

         Matter                                               Shares
1. Election of Directors
                                                                                            Broker
                                    For         Against       Withheld       Abstain       Non-Vote
(a) Norman A. Hatlestad         1,274,191         N/A           7,082           N/A           0

                                                                                            Broker
                                    For         Against       Withheld       Abstain       Non-Vote
(b) Ronald D. Isaacson          1,274,191         N/A           6,482           N/A           0

                                                                                            Broker
                                    For         Against       Withheld       Abstain       Non-Vote
(c) James F. Melvin             1,273,145         N/A           8,128           N/A           0

2. Approval of appointment
   of independent auditors          For         Against       Withheld       Abstain        Broker
   for year ending                                                                         Non-Vote
   December 31, 1998            1,273,489        3,140           N/A          4,644           0

ITEM 5.  Other Information

YEAR 2000 ISSUES

      READINESS
      The Company's assessment of the possible consequences of Year 2000 issues on the Company's business, results of operations, or financial condition is not complete, but is continuing in accordance with the Company's Year 2000 Project Plan (the "Year 2000 Plan"). The Year 2000 Plan is based on FFIEC Interagency Statement on "Year 2000 Project Management Awareness" (FIL-50-97) dated May 9, 1997, and the FFIEC Interagency Guidance report on "Year 2000 Risk" (FIL-29-98) dated March 18, 1998. The Company's implementation of its Year 2000 Plan has also relied upon additional FFIEC guidance in the form of "Year 2000 Testing Guidance" (FIL-38-98) dated April 10, 1998, and "Year 2000 Contingency Planning Guidance" (FIL-51-98) dated May 13, 1998. For this purpose, "Year 2000 issues" or "Year 2000 problems", or words of similar import, refer to the potential for failure of computer applications as a result of the failure of a program to properly recognize the year 2000.

      The Company's Year 2000 Plan has been split into five phases: awareness, assessment, renovation, validation, and implementation. Under the direction of the Company's Director of Information Technology, the Company's Technology Committee is monitoring Year 2000 issues and implementing the Year 2000 Plan. The Technology Committee meets at least bi-monthly to review the status of Year 2000 issues as they relate to the Company and the Technology Committee reports to the Board of Directors at each of its meetings with respect to each phase of the Year 2000 Plan and the Company's progress against established goals.

      The initial assessment and inventory of all software, hardware, interfaces, and other date sensitive systems was completed in June 1997. Year 2000 compliance audits were conducted by the FDIC in December 1997 and by an independent third party in July 1998.

      The Company does not build or customize any software programs and must rely on its vendors to test programs and ensure Year 2000 compliance. All vendors deemed "mission critical" by the Company have been contacted regarding the Year 2000 compliance and have been informed that any programs not in compliance by December 1998 will be replaced. Such vendors have submitted letters stating that their software is or will be compliant within the specified time frames. The Company will continue to monitor vendor certifications and take other steps, as deemed appropriate to address Year 2000 issues, including requesting vendor contract addenda regarding Year 2000 readiness, obtaining test scripts to test systems or test results from an identical user, obtaining third party audit of vendor systems, and obtaining analysis of vendor contingency plans.

      Inquiries have been made of the Company's key correspondent banks requesting information on the status of their Year 2000 compliance. Correspondent banks have submitted letters and information on an ongoing basis regarding the steps being taken regarding Year 2000 readiness.

      Surveys and letters were mailed to commercial customers in May 1998 to inform them of the Company's status in regard to Year 2000 issues and to determine the Year 2000 status of these customers. Commercial customers with loans exceeding a threshold level and any other customers deemed likely to have Year 2000 related problems are in the process of being contacted individually to determine what effect, if any, Year 2000 problems may have on their indebtedness to the Company. The Company has implemented an ongoing customer education program regarding Year 2000 issues and posts Year 2000 information on its web site at http://www.midwisc.com/year2000. The Company is continuing to monitor the possible effect of Year 2000 issues on its customers.

      The Company has also reviewed its non-information technology systems, and believes them to be Year 2000 compliant.

      COSTS
      Replacement of hardware and software which was identified as non-Year 2000 compliant began in early 1998. New hardware and software is certified by the manufacturer or vendor as Year 2000 compliant and the cost of such equipment is capitalized over its useful life. All other costs associated with Year 2000 issues are being expensed as incurred and have come from the information technology budget or other related department budgets and have not caused a reduction in net income. The estimated total cost of evaluation and compliance with Year 2000 issues is not expected to be material.

      RISKS
      The Company does not believe that Year 2000 issues will have a material adverse effect on the Company's results of operations, liquidity, or financial condition. However, the risks to the Company associated with Year 2000 issues are many. The banking system in the United States is highly regulated and interdependent. The Company depends upon the Federal Reserve System and other financial institutions to process a wide variety of financial transactions for itself and its customers and as a source of credit. To a large extent, the Company is dependent upon the activities of the various federal bank regulatory agencies and their efforts to make certain that the U.S. banking and payments system, as a whole, is Year 2000 compliant. While the Company believes that such efforts will result in compliance by the banking system as a whole, it can offer no assurance of that fact. If the banking system as a whole or correspondent banks with which the company has material relationships are not Year 2000 compliant, the Company could suffer a material adverse affect.

      The Company also faces the risk that Year 2000 problems encountered by its customers may result in significant losses to the Company as a result of the inability to repay loans or as a result of reducing the nonloan portion of its customers' banking business. Approximately 57% of the Company's loan portfolio is concentrated in real estate loans, but these loans represent a diverse customer base. Similarly, the Company's commercial and agricultural loans represent approximately 17% and 18% respectively, of the loans outstanding, but also represent a diverse customer base.

      The insurance industry as a whole, and the Company's insurer in particular, have indicated that they will not provide coverages for losses related to Year 2000 issues. Therefore, if such limitation is successfully imposed by insurance companies, insurance coverage for any claims of business interruption on the part of the Company or its customers or vendors, or claims by or against the Company for failure to perform various contracts or business agreements as a result of Year 2000 related problems may not be available. However, while disruptions to the nationwide banking system are possible and one or more individual customers or groups of customers may encounter significant Year 2000 related problems, the Company does not believe these will materially affect the Company.

      CONTINGENCY PLANS
      The Company has prepared a business impact analysis to identify critical issues and contingency plans for continued operations in the event of failure of one the its major systems. These contingency plans and recovery are similar, and in some cases, identical, to those in place for the Company's overall business recovery plans that are or would be used in the event of any type of disaster.


SHAREHOLDER PROPOSALS AND DISCRETIONARY VOTING

      If any shareholder desires to submit a proposal for inclusion in the proxy statement to be used in connection with the annual meeting of shareholders to be held in 1999 (the "1999 Annual Meeting"), the proposal must be in proper form and received by the Company no later than November 27, 1998.

      The proxy solicited by the Board of Directors of the Company will provide that the proxy will confer discretionary voting authority as to any matter proposed by a shareholder at the 1999 Annual Meeting if the Company does not receive notice of such proposal on or before February 10, 1999.

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


                                          MID-WISCONSIN FINANCIAL SERVICES, INC.


Date  August 7, 1998                            GENE C. KNOLL
                                                Gene C. Knoll, President
                                               (Principal Executive Officer)

Date  August 7, 1998                            LUCILLE BRANDNER
                                                Lucille Brandner, Controller
                                               (Principal Accounting Officer)

                            EXHIBIT INDEX
                                  to
                              FORM 10-Q
                                  of
               MID-WISCONSIN FINANCIAL SERVICES, INC.
                for the period ended June 30, 1998
             Pursuant to Section 102(d), Regulation S-T
                  (17 C.F.R. <section>232.102(d))

Exhibit 27.  Financial Data Schedule