Form 10-Q
period 1998-09-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 1998-11-12
CIK 785024

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

Yes X    No

As of September 30, 1998 there were 1,858,287 shares of $.10 par value common stock outstanding.

                    MID-WISCONSIN FINANCIAL SERVICES, INC.


                                     INDEX


PART I.  FINANCIAL INFORMATION                                           PAGE

   Item 1.  Financial Statements

            Consolidated Balance Sheets
            September 30, 1998 and December 31, 1997                         3

            Consolidated Statements of Income
            Three Months Ended September 30, 1998 and September 30, 1997     4
            and Nine Months Ended September 30, 1998 and September 30, 1997

            Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 1998 and September 30, 1997      5

            Notes to Consolidated Financial Statements                      6-11

   Item 2.  Management's Discussion and Analysis of
            Financial Conditions and Results of Operations                 12-17


PART II.  OTHER INFORMATION

   Item 5.  Other Information                                               18

   Item 6.  Exhibits and Reports of Form 8-K                                19

            Signatures                                                      20

            Exhibit Index                                                   21

                     PART I         FINANCIAL  INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                        MID-WISCONSIN FINANCIAL SERVICES, INC.
                                    AND SUBSIDIARY

                              CONSOLIDATED BALANCE SHEETS

                                                             SEPTEMBER 30, 1998   DECEMBER 31, 1997

                  ASSETS
CASH AND DUE FROM BANKS                                            $10,037,211        $9,521,270
INTEREST-BEARING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS               34,170            21,260
FEDERAL FUNDS SOLD                                                   2,624,000         4,616,000
INVESTMENT SECURITIES AVAILABLE FOR SALE -AT FAIR VALUE             57,021,281        54,256,192
LOANS HELD FOR SALE                                                  3,450,243         1,169,350
LOANS RECEIVABLE, NET OF ALLOWANCE FOR CREDIT LOSSES OF            190,423,624       185,015,272
  $2,132,529 IN 1998 AND $1,990,090 IN 1997                         (2,132,529)       (1,990,090)
         NET LOANS                                                 188,291,095       183,025,182
ACCRUED INTEREST RECEIVABLE                                          1,955,918         1,620,973
PREMISES AND EQUIPMENT                                               5,494,661         5,505,984
GOODWILL AND PURCHASED INTANGIBLES                                   2,556,631         2,787,410
OTHER ASSETS                                                         1,320,790         1,151,940

TOTAL ASSETS                                                      $272,786,000      $263,675,561



       LIABILITIES AND STOCKHOLDERS' EQUITY

NONINTEREST-BEARING DEPOSITS                                       $25,314,992       $25,625,169
INTEREST-BEARING DEPOSITS                                          185,819,736       185,524,289
  TOTAL DEPOSITS                                                   211,134,728       211,149,458

SHORT-TERM BORROWINGS                                               23,192,687        16,078,523
LONG TERM BORROWINGS                                                 5,800,000         5,400,000
ACCRUED EXPENSES AND OTHER LIABILITIES                               3,323,824         3,180,423
     TOTAL LIABILITIES                                             243,451,239       235,808,404

STOCKHOLDERS' EQUITY:
  COMMON STOCK-PAR VALUE $.10 PER SHARE:
      AUTHORIZED           - 6,000,000 SHARES IN 1998 & 1997
      ISSUED & OUTSTANDING - 1,858,287 SHARES IN 1998                  185,829
                           - 1,864,122 SHARES IN 1997                                    186,412
ADDITIONAL PAID-IN CAPITAL                                          12,611,950        12,653,703
RETAINED EARNINGS                                                   16,022,494        14,678,785
UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE, NET OF TAX           514,488           348,257
     TOTAL STOCKHOLDERS' EQUITY                                     29,334,761        27,867,157

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $272,786,000      $263,675,561

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.


                    MID-WISCONSIN FINANCIAL SERVICES, INC.
                               AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME


                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                            SEPTEMBER 30, 1998  SEPTEMBER 30, 1997  SEPTEMBER 30, 1998  SEPTEMBER 30, 1997
INTEREST INCOME
  INTEREST AND FEES ON LOANS                       $4,441,228          $4,336,627       $13,018,886       $12,446,199
  INTEREST ON INVESTMENT SECURITIES:
     TAXABLE                                          737,604             784,526         2,269,545         2,408,195
     TAX-EXEMPT                                       135,074             110,107           399,872           305,649
  OTHER INTEREST INCOME                                64,914               1,328           140,330            57,471
TOTAL INTEREST INCOME                               5,378,820           5,232,588        15,828,633        15,217,514

INTEREST EXPENSE
  DEPOSITS                                          2,243,087           2,082,511         6,640,621         6,190,278
  U.S. REPURCHASE AGREEMENTS                          241,600             286,615           672,442           751,645
  LONG-TERM BORROWINGS                                105,035              94,852           290,694           268,395
TOTAL INTEREST EXPENSE                              2,589,722           2,463,978         7,603,757         7,210,318

NET INTEREST INCOME                                 2,789,098           2,768,610         8,224,876         8,007,196
PROVISION FOR CREDIT LOSSES                           150,000              30,000           360,000            90,000

NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                 2,639,098           2,738,610         7,864,876         7,917,196

OTHER INCOME:
  SERVICE FEES                                        186,775             159,475           525,415           460,380
  TRUST SERVICE FEES                                  112,808             105,446           349,868           333,400
  NET REALIZED GAIN ON SALE OF SECURITIES AFS             -                   -                 -              14,369
  INVESTMENT PRODUCT COMMISSIONS                       55,873              61,338           208,784           177,862
  OTHER FEE INCOME                                    119,634             106,465           359,676           283,993
  OTHER OPERATING INCOME                               44,942              16,450           111,211           293,210
TOTAL OTHER INCOME                                    520,032             449,174         1,554,954         1,563,214
OPERATING EXPENSES:
  SALARIES                                            806,607             771,495         2,415,279         2,209,136
  EMPLOYEE BENEFITS                                   241,807             264,163           810,335           802,812
  OCCUPANCY                                           345,520             312,967         1,034,147           960,305
  FDIC DEPOSIT INSURANCE PREMIUMS                       6,452               6,212            19,389            18,519
  NET REALIZED LOSS ON SALE OF SECURITIES AFS           1,250                 183             1,250               183
  OTHER OPERATING                                     558,041             430,118         1,643,057         1,365,863
TOTAL OPERATING EXPENSES                            1,959,677           1,785,138         5,923,457         5,356,818

INCOME BEFORE INCOME TAXES                          1,199,453           1,402,646         3,496,373         4,123,592
PROVISION FOR INCOME TAXES                            387,834             486,263         1,134,888         1,435,169

NET INCOME                                           $811,619            $916,383        $2,361,485        $2,688,423

BASIC AND DILUTED EARNINGS PER SHARE                    $0.44               $0.49             $1.27             $1.44

CASH DIVIDENDS DECLARED PER SHARE                       $0.17               $0.15             $0.47             $0.45

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                       MID-WISCONSIN FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                            1998           1997
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                          $2,361,485     $1,772,040
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
       PROVIDED BY OPERATING ACTIVITIES:
        PROVISION FOR DEPRECIATION AND NET AMORTIZATION                     708,075        374,793
        PROVISION FOR CREDIT LOSSES                                         360,000         60,000
        PROCEEDS FROM SALES OF LOANS HELD FOR SALE                        5,641,720      2,088,525
        ORIGINATIONS OF LOANS HELD FOR SALE                              (5,686,990)    (2,308,525)
        (GAIN) LOSS  ON SALE OF INVESTMENT SECURITIES                         1,250        (14,186)
        (GAIN) LOSS ON EQUIPMENT DISPOSALS                                   12,489
        (GAIN) LOSS ON SALE OF OTHER REAL ESTATE                             (1,559)        24,092
        CHANGES IN OPERATING ASSETS AND LIABILITIES:
          OTHER ASSETS                                                     (510,870)      (181,076)
          OTHER LIABILITIES                                                 143,402       (136,188)
  NET CASH PROVIDED BY OPERATING ACTIVITIES                               3,029,002      1,679,475
  CASH FLOWS FROM INVESTING ACTIVITIES:
     AVAILABLE FOR SALE SECURITIES:
          PROCEEDS FROM SALES                                               998,750        534,836
          PROCEEDS FROM MATURITIES:                                      15,639,547      5,979,345
          PAYMENT FOR PURCHASES                                         (19,101,704)    (6,687,229)
     NET (INCREASE) DECREASE IN LOANS                                    (8,128,013)    (5,176,316)
     NET (INCREASE) DECREASE IN INTEREST-BEARING DEPOSITS
        IN OTHER INSTITUTIONS                                               (12,910)        (5,004)
     NET (INCREASE) DECREASE IN FED FUNDS SOLD                            1,992,000       (340,000)
     CAPITAL EXPENDITURES                                                  (567,880)      (613,370)
     PROCEEDS FROM SALE OF OTHER REAL ESTATE                                227,827        250,384
  NET CASH USED IN INVESTING ACTIVITIES                                  (8,952,383)    (6,057,354)
  CASH FLOWS FROM FINANCING ACTIVITIES:
     NET DECREASE IN NONINTEREST-BEARING DEPOSITS                          (310,177)      (590,136)
     NET INCREASE IN INTEREST-BEARING DEPOSITS                              295,447     (2,475,652)
     PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                 35,583         25,086
     PAYMENT FOR REPURCHASE OF COMMON STOCK                                (221,493)       (47,150)
     NET INCREASE (DECREASE) IN SHORT-TERM BORROWING                      7,114,164      5,181,095
     PROCEEDS FROM ISSUANCE OF LONG-TERM BORROWINGS                       4,000,000      1,000,000
     PRINCIPAL PAYMENTS ON LONG-TERM BORROWING                           (3,600,000)
     DIVIDENDS PAID                                                        (874,202)      (559,888)
   NET CASH PROVIDED BY FINANCING ACTIVITIES                              6,439,322      2,533,355
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        515,941     (1,844,524)
CASH AND CASH EQUIVALENTS AT BEGINNING                                    9,521,270     13,734,886
CASH AND CASH EQUIVALENTS AT END                                        $10,037,211    $11,890,362

  SUPPLEMENTAL CASH FLOW INFORMATION:                                         1998         1997
     CASH PAID DURING THE YEAR FOR:
          INTEREST                                                        $7,652,133    $4,619,453
          INCOME TAXES                                                    $1,200,000      $905,025
  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
          LOANS TRANSFERRED TO OTHER REAL ESTATE                            $267,153      $100,000
          LOANS CHARGED OFF                                                 $290,032      $113,424
          LOANS MADE IN CONNECTION WITH THE DISPOSITION OF OTHER
              REAL ESTATE                                                        0             0

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   MID-WISCONSIN FINANCIAL SERVICES, INC.
                               and Subsidiary
                  Notes to Consolidated Financial Statements
                                 (Unaudited)


NOTE 1 - GENERAL

      The consolidated balance sheet as of September 30, 1998, and the consolidated statements of income for the three month periods ended September 30, 1998 and 1997, and the nine month periods ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position for the unaudited interim period have been made.

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


NOTE 2 - INVESTMENT SECURITIES

      All investment securities are held as available for sale. The book value and market value of investment securities are summarized as follows:

                                                BOOK VALUE and MARKET VALUE

                                          September  30, 1998 December 31, 1997
U.S. Treasury securities and obligations
   of other U.S. Govt agencies & corp            $13,730,091      $15,756,976
Mortgage Backed Securities                        30,039,523       25,266,862
Oblig. to states & political  subdivisions        11,466,489       10,355,359
Corporate Securities                                 780,400        1,689,391
Equity Securities                                  1,004,778        1,187,604
Totals                                           $57,021,281      $54,256,192


      Included in the totals of Investment Securities at September 30, 1998, are unrealized gains of $794,756 on debt securities classified as available for sale. The net of tax unrealized holding gain of $514,488 on securities classified as available-for-sale is reflected in stockholders' equity.

      Securities with an approximate carrying value of $31,845,978 and $32,889,744 at September 30, 1998 and December 31, 1997, respectively, were pledged primarily to secure public deposits and for other purposes required by law. There are no securities of any one issuer that exceed ten percent of stockholder's equity.

Note 3 - LOANS

      Loans outstanding increased 2.92% for the nine months ended September 30, 1998; increasing from $185,015,272 at December 31, 1997, to $190,423,624 at
September 30, 1998.

      The composition of loans at September 30, 1998, and December 31, 1997, follows:


                          September 30      % of       December 31     % of
(Dollars in Thousands)          1998        total          1997        total

Commercial and financial       $32,143      16.88%        $26,943      14.56%
Construction Loans               2,825       1.48%          1,700       0.92%
Agricultural                    36,305      19.07%         34,952      18.89%
Real estate                    107,094      56.24%        108,360      58.57%
Installment                     11,717       6.15%         12,642       6.83%
Lease financing                    340       0.18%            418       0.23%

Total loans                   $190,424     100.00%       $185,015     100.00%


      The composition of loans in the loan portfolio shows an increase in commercial and financial and real estate loans at September 30, 1998. The bank continues to sell loans in the secondary market, which will provide funds for liquidity needs and continue to provide service to customers in its market area.

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

Risk-element loans            Sept. 30   % of total      Dec. 31    % of total
(dollars in thousands)          1998        loans          1997        loans
Non-accrual, past due,
   and restructured loans      $2,149        1.13%        $1,238        0.67%
Potential problem loans             0        0.00%           161        0.09%
Foreign outstandings                         0.00%                      0.00%
Total risk-element loans       $2,149        1.13%        $1,399        0.76%

      Included above is $572,028 of impaired loans (.300%) in non-accrual status at September 30, 1998. The average balance of impaired loans during the first nine months of 1998 was $645,927. The impaired loans with an aggregate outstanding balance of $572,028 are based on fair value of the collateral of the loans, as these loans are collateral dependent.

      Total non-performing assets (loans and other real estate) increased during the three months ended September 30, 1998. As a percentage of total outstanding loans, the non-performing assets increased .37% to 1.13% at September 30, 1998, from .76% at December 31, 1997.

      The aggregate amount of non-performing assets was approximately $2,149,000 and $1,399,000 at September 30, 1998, and December 31, 1997,
respectively. Non-performing assets are those which are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. If nonaccrual and renegotiated loans had been current or not troubled, $87,828 of interest income would have been recorded for the three months ended September 30, 1998. Interest income actually collected and recorded was $49,853.

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

      In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FASB 130), was issued and establishes standards for reporting and displaying comprehensive income and its components. FASB 130 requires comprehensive income and its components, as recognized under the accounting standards, to be displayed in a financial statement with the same prominence as other financial statements. The disclosure requirements of FASB 130 have been included in the corporation's consolidated statements of shareholders' equity.

      Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FASB 131), also issued in June 1997, establishes new standards for reporting information about operating segments in annual and interim financial statements. The standard also requires descriptive information about the way the operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. This standard is effective for years beginning after December 15, 1997. Adoption in interim financial statements is not required until the year after initial adoption, however comparative prior period information is required. FASB 131 will be adopted, as required, beginning with year-end 1998. The disclosure requirements will have no impact on the corporation's financial position or results of operations.

      In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which provides guidance as to when it is or is not appropriate to capitalize the cost of software developed or obtained for internal use. The corporation elected early adoption of SOP 98-1. The effect of the adoption was not material.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). FASB 133 establishes new accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of condition. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Adoption of the standard is required for the corporation's December 31, 2000 financial statements with early adoption allowed as of the beginning of any quarter after June 30, 1998. Management is in the process of assessing the impact and period of adoption of the standard. Adoption is not expected to result in a material financial impact.

      An analysis of the allowance for credit losses for the period ended September 30, 1998, and December 31, 1997 follows:

(Dollars in Thousands)
                                          Sept. 30, 1998       Dec. 31, 1997
Allowance for credit losses at
  beginning of period                           $1,990             $2,031
Provision Charged to Operating Expense             360                140
Recoveries on Loans                                 71                 64
Loans Charged off                                 (288)              (245)

Allowance for losses at end of period           $2,133             $1,990

NOTE 4 - EARNINGS PER SHARE

      Earnings per common share are based upon the weighted average number of common shares outstanding which includes the common stock equivalents applicable to shares issuable under the stock options granted. The weighted number of shares outstanding were 1,862,835 for the three months ended September 30, 1998, and 1,871,039 for the three months ended September 30, 1997.

                           SELECTED FINANCIAL DATA

      The following table presents consolidated financial data of Mid-Wisconsin Financial Services, Inc. and subsidiary. This information and the following discussion and analysis should be read in conjunction with other financial information presented elsewhere in this report.

                                                                     SELECTED FINANCIAL DATA

(Dollars in thousands)                                       1998                                                  1997
except per share amounts)                          Third            Second            First            Fourth              Third

FINANCIAL HIGHLIGHTS:
Earnings and Dividends:
Net interest revenue                              $2,789            $2,748            $2,687            $2,793             $2,767
Provision for credit losses                          150               120                90                50                 30
Other operating revenue                              520               530               505               695                449
Other operating expense                            1,960             1,966             1,998             2,199              1,785
Net income                                           812               806               744               819                916
Per common share
   Net income                                       0.44              0.43              0.40              0.44               0.49
   Dividends declared                               0.17              0.15              0.15              0.30               0.15
   Stockholders' equity                            15.79             15.44             15.17             14.95              14.79
Average common shares (000's)                      1,863             1,863             1,863             1,868              1,871
Dividend payout ratio                              38.92%            34.58%            37.58%            68.28%
Balance Sheet Summary:
At quarter end:
   Loans net of unearned income                  190,424           191,130           183,330           183,025           $183,159
   Assets                                        272,786           272,749           267,064           263,676            259,224
   Deposits                                      211,135           215,450           212,091           185,524            203,753
   Shareholders equity                            29,335            28,681            28,180            27,867             27,508
Average balances:
   Loans net of unearned income                  193,313           188,710           184,701           185,095            181,390
   Assets                                        275,470           269,261           264,376           263,747            254,216
   Deposits                                      216,107           213,037           186,277           183,229            195,609
   Shareholders equity                            28,690            28,274            27,927            27,521             26,993
Performance Ratios:
Return on average assets                            1.18%             1.20%             1.13%             1.24%             1.44%
Return on average common equity                    11.32%            11.40%            10.66%            11.90%            13.57%
Equity to assets                                    9.58%             9.60%             9.62%             9.47%            10.30%
Total risk-based capital                           15.05%            15.08%            15.15%            14.94%            14.72%
Net loan charge-offs as a percentage
   of average loans                                 0.14%             0.01%             0.02%             0.05%             0.02%
Nonperforming assets as a percentage
   of loans and other real estate                   1.11%             1.00%             0.96%             0.76%             0.70%
Net interest margin                                 4.48%             4.53%             4.50%             4.56%             4.76%
Efficiency ratio                                   61.44%            61.29%            63.00%            62.44%            55.04%
Fee revenue as a percentage of
   average assets                                   0.17%             0.19%             0.17%             0.18%             0.11%
Stock Price Information:
High                                              $30.00            $28.00            $27.50            $27.25            $27.00
Low                                                27.50             27.50             27.25             27.00             25.50
Market value at quarter end (1)                    30.00             28.00             27.50             27.25             27.00

 (1) Market value at quarter end represents the average of bid and asked prices.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS*

      Deposits decreased $14,730 during the nine-month period ended September 30, 1998. Non-interest bearing deposits decreased $310,177 and interest-bearing deposits increased $295,447. The company's market area continues to be highly rate competitive.

      Loans increased $5,408,352 during the nine-month period ended September 30, 1998.

      Investments increased $2,765,089 during the nine month period ended September 30, 1998. The increase in investments was used primarily to satisfy pledging requirements for municipal deposits.


LIQUIDITY

      Mid-Wisconsin manages its liquidity to provide adequate funds to support borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. The primary sources of Mid-Wisconsin's liquidity are marketable assets maturing within one year. At September 30, 1998, the carrying value of debt securities maturing within one year amounted
to $5,801,719 or 10.36% of the total debt securities portfolio.   Mid-Wisconsin
also holds $1,004.778 in marketable equity securities. Mid-Wisconsin attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin.


CAPITAL RESOURCES

      As of September 30, 1998, shareholders' equity increased $1,467,604 to $29,334,761 from $27,867,157 at December 31, 1997. This net increase is due to retention of current year earnings and adjustments for unrealized gains or losses. Net unrealized gains were $514,488 at September 30, 1998, and $348,257 at December 31, 1997.

      The primary capital to asset ratio was 9.91% as of September 30, 1998, compared to 9.62% at December 31, 1997. The company's risk-based capital ratio for Tier 1 (core) amounted to 13.92% and total risk-based capital amounted to 15.05%. This compares to Tier 1 (core) capital of 13.83% and total risk-based capital of 14.94% at December 31, 1997.


      *Matters discussed in this report with respect to the company's expectations or possible or assumed future results of operations are forward looking statements that involve risks and uncertainties. See "Cautionary Statement" under Part II, Item 5, Other Information.

      The following table presents comprehensive income for the consolidated entities for the three months and nine months ended September 30, 1998 and 1997.

                                               Three Months Ended         Nine Months Ended

                                            Sept 30, 1998 Sept 30, 1997 Sept 30, 1998 Sept 30, 1997
Net Income                                      $811,619      $916,383    $2,361,485    $2,688,423
Change in unrealized gains on
securities available-for-sale, net of tax
  and reclassification adjustment                158,160       137,145       166,231       116,969

Comprehensive Income                            $969,779    $1,053,528    $2,527,716    $2,805,392

      Comprehensive income for the second quarters of 1998 and 1997 was $780,125 and $1,129,741 respectively.

RESULTS OF OPERATIONS

      The company's consolidated net income for the three months ended September 30, 1998, decreased $104,764 or 11.43% to $811,619 from $916,383 for the three months ended September 30, 1997. Net interest income increased $20,488 during the three months ended September 30, 1998, over the three months ended September 30, 1997.

      Return on average common stockholders' equity amounted to 12.44% for the three months ended September 30, 1998; compared to 14.41% for the three months ended September 30, 1997.

      Return on average assets for the three months ended September 30, 1998, amounted to 1.19%; compared to 1.45% for the three months ended September 30, 1997.

      Net earnings per share amounted to  $ .44 per share for the three months
ended September 30, 1998, compared to   $ .49 for the three months ended
September 30, 1997. Cash dividends paid were $ .17 per share in September 1998 and $ .15 per share in September 1997.

PROVISION FOR CREDIT LOSSES

      Management determines the adequacy of the allowance for credit losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for credit losses was $150,000 for the three months ended September 30, 1998, and $30,000 for the three months ended September 30, 1997. The allowance for credit losses as a percentage of gross loans outstanding was $2,132,529 or 1.12% of total loans on September 30, 1998, compared to $1,990,090 or 1.08% of total loans on December 31, 1997. Net charge-offs as a percentage of average loans outstanding were .14% during the three months ended September 30, 1998 and .02% during the three months ended September 30, 1997.

      Non-performing loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for credit losses is assessed based on credit quality and other pertinent loan portfolio information. The reserve for credit losses provided strong non-performing loan coverage, decreasing to 99.3% at September 30, 1998 from 142% at December 31, 1997. The adequacy of the reserve and the provision for credit losses is consistent with the composition of the loan portfolio and recent credit quality history.

NET INTEREST INCOME

      Net interest income is the most significant component in earnings. For analysis purposes, interest earned on tax exempt assets is adjusted to a fully taxable equivalent basis.

      The net yield on interest earning assets shows the yield for the three months ended September 30, 1998, to be 4.48%; compared to 4.76% for the three months ended September 30, 1997. The average rate on earning assets and interest bearing liabilities decreased slightly during the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The company continues efforts to increase net interest margin through the strategic pricing of loans and deposits.

NON-INTEREST INCOME

      Non-interest income increased 15.78% to $520,032 during the three months ended September 30, 1998, from $449,174 during the three months ended September 30, 1997. Losses on securities available for sale during the three months ended September 30, 1998 were $1,250. There were no gains or losses on securities during the three months ended September 30, 1997. Fee income on deposit accounts increased $27,300 to $186,775 during the three months ended September 30, 1998, from $159,475 during the three months ended September 30,
1997.   Other fee income and fiduciary fees increased $20,531 to $232,442 during the three months ended September 30, 1998 from $211,911 during the three months ended September 30, 1997. Other operating income increased $28,492 during the three months ended September 30, 1998 over the three months ended September 30, 1997.

NON-INTEREST EXPENSE

      Non-interest expenses increased 9.78% to $1,959,677 for the three months ended September 30, 1998, from $1,785,138 for the three months ended September 30, 1997. There are no expenses included in other expenses that exceed 1% of total interest and other income for either 1998 or 1997. The Company is expanding the use of technology throughout its banks in order to provide increased customer service and allow for more efficient consolidation of its operational areas. Mid-Wisconsin has placed emphasis on increased productivity and standardization of programs and procedures throughout all of its locations.

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

      The initial assessment and inventory of all software, hardware, interfaces, and other date sensitive systems was completed in September 1997. The FDIC conducted year 2000 compliance audits in December 1997 and by an independent third party in July 1998.

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

      The Company also faces the risk that Year 2000 problems encountered by its customers may result in significant losses to the Company as a result of the inability to repay loans or as a result of reducing the nonloan portion of its customers' banking business. Approximately 56% of the Company's loan portfolio is concentrated in real estate loans, but these loans represent a diverse customer base. Similarly, the Company's commercial and agricultural loans represent approximately 17% and 19% respectively, of the loans outstanding, but also represent a diverse customer base.

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

      CONTIGENCY PLANS
      The Company has prepared a business impact analysis to identify critical issues and contingency plans for continued operations in the event of failure of one the its major systems. These contingency plans and recovery are similar, and in some cases, identical, to those in place for the Company's overall business recovery plans that are or would be used in the event of any type of disaster.

ITEM 5.  Other Information

CAUTIONARY STATEMENT

      This report contains certain of management's expectations and other forward-looking information regarding the company. While the company believes that these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from these contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statements Regarding Forward Looking Information" in the company's Form 10-K for the year ended December 31, 1997 and, from time to time, in the company's other filings with the Securities and Exchange Commission.

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


                                        MID-WISCONSIN FINANCIAL SERVICES, INC.



Date  November 11, 1998                          GENE C. KNOLL
                                                 Gene C. Knoll, President
                                                (Principal Executive Officer)

Date  November 11, 1998                          RHONDA R. KELLEY
                                                 Rhonda R. Kelley, Controller
                                                (Principal Accounting Officer)

                               EXHIBIT INDEX
                                     to
                                 FORM 10-Q
                                     of
                     MID-WISCONSIN FINANCIAL SERVICES, INC.
                    for the period ended September 30, 1998
                   Pursuant to Section 102(d), Regulation S-T
                         (17 C.F.R. <section>232.102(d))

Exhibit 27.  Financial Data Schedule