Form 10-K
period 1998-12-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 1999-03-29
CIK 785024

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  __________
     (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from .............. to .....................

                           Commission file number:  0-18542
                        MID-WISCONSIN FINANCIAL SERVICES, INC.
               (Exact name of registrant as specified in its charter)


           WISCONSIN                              06-1169935
   (State or other jurisdiction                 (I.R.S. Employer
    of incorporation or organization)            Identification No.)

                             132 West State Street
                            Medford, Wisconsin 54451
              (Address of principal executive offices)  (Zip Code)
       Registrant's telephone number, including area code:  (715) 748-8300

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

Yes   X        No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

As of March 3, 1999 the aggregate market value of the common shares held by non-affiliates was approximately $43,846,426.

The number of common shares outstanding at March 3, 1999 was 1,821,589

                         DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated March 26, 1999 (to the extent specified herein): Part
III

                                     FORM 10-K

                      MID-WISCONSIN FINANCIAL SERVICES, INC.

                                 TABLE OF CONTENTS


PART I
       ITEM
       1.  Business.......................................................3
       2.  Properties.....................................................8
       3.  Legal Proceeding...............................................8
       4.  Submission of  matters to a vote of security holders...........8

PART II
       5.  Market for registrant's common equity and related
           stockholder matters............................................9
       6.  Selected Financial Data.......................................11
       7.  Management's discussion and analysis of financial
           condition and results of operations...........................12
      7A.  Quantitative and Qualitative Disclosures About Market Risk....32
       8.  Financial statements and supplementary data...................33
       9.  Changes in and disagreements with accountants on accounting and financial disclosure......................................62

PART III
      10.  Directors and executive officers of the registrant............63
      11.  Executive compensation........................................63
      12.  Security ownership of certain beneficial owners and
           management....................................................63
      13.  Certain relationships and related transactions................63

PART IV
      14.  Exhibits, financial statements schedules, and reports on
           Form 8-K......................................................64

                                  PART I

                            ITEM 1.  BUSINESS


General

     Mid-Wisconsin Financial Services, Inc. ("the Company") is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's subsidiary operates under the name "Mid-Wisconsin Bank" (the "Bank") and has its principal office in Medford, Wisconsin. Except as may otherwise be noted, this annual report on Form 10-K describes the business of the Company and the Bank as in effect on December 31, 1998.


Acquisitions

     The Company has a policy of actively pursuing opportunities to acquire additional bank subsidiaries so that, at any given time, it may be engaged in some tentative or preliminary discussions for such purpose with officers, directors or principal shareholders of other holding companies or banks. There are no plans, understandings, or arrangements, written or oral, regarding other acquisitions as of the date hereof.


Business of the Bank

     The day-to-day management of the Bank rests with its officers and board of directors. The Bank is engaged in general commercial and retail banking services, including trust services. The Bank serves individuals, businesses and governmental units and offers most forms of commercial and consumer lending, including lines of credit, term loans, real estate financing and mortgage lending. In addition, the Bank provides a full range of personal banking services, including checking accounts, savings and time accounts, installment and other personal loans, as well as mortgage loans. New services are frequently added to the Bank's retail banking departments. The Bank and each of its branches, other than the Ogema and Fairchild branches, have drive-in banking facilities.

     Trust and investment services are offered to the Bank's customers through its Trust and Investment Center located in Medford.

     The Company furnishes management services to the Bank to supplement its internal management and expand the banking services offered. Services provided include advice and counsel concerning areas of banking policy, employee benefit programs, and personnel development services.

The Bank

     The Bank was incorporated on September 1, 1890, as a state bank under the laws of Wisconsin. The Bank's principal office is located at 132 West State Street, Medford, Wisconsin, 54451. The Bank's principal office and branches, provide various commercial and consumer banking services for customers located principally in Taylor County and portions of Eau Claire, Lincoln, Clark, Marathon, Price and Oneida Counties, Wisconsin, within a range of 15 to 45 miles from its principal office.

     The Bank's principal branch offices are located at 101 South First Street, Colby, Wisconsin, 54421; 500 West Street, Neillsville, Wisconsin 54456; 2170 Lincoln Street, Rhinelander, Wisconsin 54501; and 864 North Lake Avenue, Phillips, Wisconsin, 54555. These branches provide commercial and consumer banking services for customers located in the surrounding market areas.

     In October 1998, an addition was built onto the Medford Plaza location that combined the areas of Trust and Investment services into one location. The Trust and Investment Center staff provides investment services, retirement planning and estate planning for all the branches.

     A call center became operational in February 1999 to provide financial services to customers over the phone. The call center is currently handling general customer service questions, account inquiries, fund transferring, stop payments, and rate information. The Bank is the first Bank of its size in central Wisconsin to implement this new technology in customer service.

     As of December 31, 1998, the Bank had total assets of $280,478,820; deposits of $222,321,660; and shareholders' equity of $29,570,084. Loans outstanding as of December 31, 1998 were $189,952,342. No material portion of the Bank's loans are concentrated within a single industry or customer.

Bank Market Area and Competition

     The Bank has active competition for its services in the area in which it presently operates. It competes in its market area for commercial and individual deposits and loans with more than thirty other commercial banks and savings and loan associations, as well as with national non-bank financial institutions. Such competition encompasses efforts to obtain new deposits, efforts to attract assets for trust management, types of services offered, loan rates, and interest rates paid on time deposits, as well as other aspects of banking. The Bank maintains correspondent banking relationships with larger financial institutions located in Madison, and Milwaukee, Wisconsin; Minneapolis, Minnesota; and Chicago, Illinois. In addition, the Bank encounters substantial competition from other financial institutions engaged in the business of making loans or accepting savings deposits, such as savings and loan associations, small loan companies, credit unions, certain governmental agencies, and insurance companies. The Bank is the second largest bank and financial institution within its principal geographic market area.

Employees

          All officers of the Company except the Chairman, Vice Chairman, and the Vice President are full-time employees of the Bank. As of December 31, 1998, the total employees of the Company and its subsidiaries was approximately 121 on a full-time basis and 36 on a part-time basis. Officers and certain supervisors are salaried, and all other full and part-time employees are paid on an hourly basis. Employee relations are considered to be good and none of the employees are covered by a collective bargaining agreement.

Executive Officers

          The executive officers of the the Company as of March 1, 1999, their ages, offices and principal occupation during the last five years are set forth below.

     James R. Peterson, 62
     Chairman of the Board of the Company (since 1993) and Vice President, James Peterson Sons, Inc.

     James F. Melvin, 49
     Vice Chairman of the Board of the Company (since August 1996) and President of the Melvin Companies.

     Ronald D. Isaacson, 62
     Vice President of the Company (since October 1996) previously Chairman of the Board (1991 to 1993) and President and CEO (1993 to 1996) of the Company; also Chairman of the Board of the Bank.

     Gene C. Knoll, 45
     President of the Company (since October 1996) and President,
     Chief Executive Officer and a director of the Bank; previously, Vice President of the Company (1994 to 1996), President and CEO of the Company's Bank of Colby (1988 to 1994).

     William A. Weiland, 44
     Secretary and Treasurer of the Company (since May 1998) also Executive Vice President of the Bank.

     Lucille T. Brandner, 60
     Controller of the Company until September 1998; and Senior Vice President of the Bank.

     Rhonda R. Kelley,  25
     Controller of the Company (since September 1998).

     All executive officers are elected annually by the board of directors at its annual meeting and hold office until the next annual meeting of the board of directors, or until their respective successors are elected and qualified.

Regulation and Supervision

     The Company and the Bank are subject to regulation under both federal and state law. The Company is a registered bank holding company and is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Board") pursuant to the BHCA. The Bank is subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC") and, as a Wisconsin chartered bank, by the Wisconsin Department of Financial Institutions.

     The Board expects a bank holding company to be a source of strength for its subsidiary banks. As such, the Company may be required to take certain actions or commit certain resources to the Bank when it might otherwise choose not to do so. Under federal and state banking laws, the Company and the Bank are also subject to regulations which govern the Company's and the Bank's capital adequacy, loans and loan policies (including the extension of credit to affiliates), deposits, payment of dividends, establishment of branch offices, mergers and other acquisitions, investments in or the conduct of other lines of business, management personnel, interlocking directors and other aspects of the operation of the Company and the Bank. Bank regulators having jurisdiction over the Company and the Bank generally have the authority to impose civil fines or penalties and to impose regulatory control for noncompliance with applicable banking regulations and policies. In particular, the FDIC has broad authority to take corrective action if the Bank fails to maintain required capital. Information concerning the Company's compliance with applicable capital requirements is set forth under the subheading "Capital Adequacy" in this Item 7 and in Note 14 of the Notes to Consolidated Financial Statements.

     Banking laws and regulations have undergone periodic revisions that often have a direct effect on the Bank's operations and its competitive environment. From time to time various formal or informal proposals, including new legislation, relating to, among other things, changes with respect to deposit insurance, permitted bank activities and restructuring of the federal regulatory scheme have been made and may be made in the future. Depending on the scope and timing of future regulatory changes, it is possible that such changes may have a significant impact on the Company's competitive circumstances and that such changes may have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations. At this time, the Company is unable to predict whether any such changes will be adopted or the effect of any such changes, if so adopted.

Monetary Policy

     The earnings and growth of the Bank, and therefore the Company, are affected by the monetary and fiscal policies of the federal government and governmental agencies. The Board has broad power to expand and contract the supply of money and credit and to regulate the rates that its member banks can pay on time and savings deposits. These broad powers are used to influence inflation and the growth of the economy and directly affect the growth of bank loans, investments and deposits, and may also affect the interest rates charged by banks on loans paid by banks in respect of deposits. Governmental and Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. Management of the Company is not able to anticipate the future impact of such policies and practices on the growth of profitability of the Company.

Cautionary Statement Regarding Forward Looking Information

     Certain statements contained in each of the Company's annual reports to shareholders, Forms 10-K, 8-K and 10-Q, proxy statements, prospectuses, and any other written or oral statement made by or on behalf of the Company subsequent to filing of this Form 10-K may include one or more "forward-looking statements" within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 as enacted in the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact will constitute forward-looking statements within the meaning of the Act.

     Examples of forward-looking statements include, but are not limited to : (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of the Company or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted", and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. In making forward-looking statements within the meaning of the Reform Act, the Company undertakes no obligation to publicly update or revise any such statement.

     Forward-looking statements of the Company are based on information available to the Company as of the date of such statements, and reflect the Company's expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially. In addition to specific factors which may be described in connection with any of the Company's forward-looking statements, factors which could cause actual results to differ materially from those discussed in the forward looking statements include, but are not limited to the following: (i) the condition of the U.S. economy in general and the condition of the local economies in which operations are conducted; (ii) the effects of increased competition in the banking and financial services industry; (iii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System which reduce interest margins; (iv) the effects of inflation, interest rate, market, and monetary fluctuations; (v) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (vi) changes in consumer spending, borrowing and saving habits; (vii) technological changes, including increases in on-line banking or delivery of financial services; (viii) the effect of acquisitions or the inability to consummate acquisitions to expand the Company's service area; (ix) the ability to increase market share and control expenses; (x) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply; (xi) the effect of changes in accounting policies and practices required by bank or securities regulatory agencies or to comply with generally accepted accounting principles; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) the success of the Company at managing the risks involved in the foregoing.

                       ITEM 2.   PROPERTIES

     The Company's operations are carried out at the Bank's  administrative
office facility at 132 West State Street, Medford, Wisconsin.   The Company
does not maintain any separate offices.

     The Bank's administrative office is located at the property owned by it at 132 West State Street, Medford, Wisconsin, in the main business district. The Bank's main retail facility is located at the property owned at 134 South Eighth Street, Medford, Wisconsin. The Bank owns both facilities.

     In addition to its administrative office, the Bank also owns eleven branch facilities. All of the branches are free-standing buildings that provide adequate customer parking and, with two exceptions, all have drive-in facilities. The Bank constructed the Phillips branch location in 1997 and the other branches acquired in 1997, at Rhinelander and Lake Tomahawk, Wisconsin, were previously operated as branches of the seller.

The Company considers its properties to be adequate for its needs.

                       ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings before any court, administrative agency or other tribunal. Further, the Company is not aware of any litigation, which is threatened against it in any court, administrative agency or other tribunal.

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

     No matters were submitted to a vote of shareholders during the fourth quarter of 1998.

                                   PART II

                 ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS


Market Information


     There is no active established public trading market in the Company common stock, although two regional broker-dealers act as market makers for the Company common stock. Bid and ask quotations are published periodically in the Milwaukee Journal Sentinel and prices are quoted on the NASD OTC Electronic Bulletin Board under the symbol "MWFS". Transactions in the Company common stock are limited and sporadic.

     On December 14, 1998, the Company made a self-tender offer to purchase up to 93,045 shares of its issued and outstanding common stock for $27.50 per share. The tender-offer expired on January 15, 1999. The Company accepted 39,304 shares of its common stock for repurchase in connection with its tender offer. The shares purchased represented approximately 2.11% of the shares outstanding immediately prior to the tender offer. Following the purchase of accepted shares, 1,821,589 shares of the Company's common stock were outstanding.


Holders


     As of March 15, 1999, there were approximately 772 holders of record of the Company's $.10 per share par value common stock.


Dividend Policy


     The Company's Bylaws provide that, subject to the provisions of applicable law, the Board of Directors may declare dividends from unreserved and unrestricted earned surplus, at such times and in such amounts as the board shall deem advisable.

     The Company's ability to pay dividends depends upon the receipt of dividends from the Bank, payment of which is subject to regulatory laws and regulations. The declaration of dividends by the Company is discretionary and will depend upon operating results and financial condition, regulatory limitations, tax considerations and other factors. The Company has paid regular dividends since its inception in 1986.

Market Prices and Dividends

     Price ranges of over-the-counter quotations and dividends declared per share on the Company common stock for the periods indicated are:

                          1998                                  1997

Prices:
Quarter      High        Low    Dividends(1)      High        Low   Dividends(2)
  1st       $27.50     $27.25      .15           $25.50     $24.00      .15
  2nd        28.00      27.50      .15            25.50      25.00      .15
  3rd        30.00      27.50      .17            27.00      25.50      .15
  4th        27.50      23.00      .34            27.25      27.00      .30

(1) The $.34 per share dividend declared in the fourth quarter of 1998 includes a special dividend of $.17 per share.
(2) The $.30 per share dividend declared in the fourth quarter of 1997 includes a special dividend of $.15 per share.

     Prices represent the average bid and ask prices from market makers in the common stock published periodically in the Milwaukee Journal Sentinel. Market makers in the company's common stock are Robert W. Baird & Co, Incorporated and Everen Clearing Corp. The quotations reflect prices, without retail mark-up, mark-down or commissions, and may not necessarily
represent  actual  transactions.   There  is  no active established  public
trading market.

Sales of Unregistered Securities

     During the three-fiscal year period ended December 31, 1998, the Company sold common stock in connection with the exercise by employees of options granted under the 1991 Stock Option Plan. These shares were not registered under the Securities Act of 1933, but were offered in reliance on the exemptions afforded under sections 4(2) and 3 (a) (11) thereof as all optionees were officers of the Bank and all are residents of the State of Wisconsin. All proceeds from the sale of such shares were used for general corporate purposes. Sales of shares during each fiscal year were as follows:

                                                       Aggregate
                                    Aggregate        Consolidation
     Year Ended                   Shares Sold          Received
        1998                        4,678            $ 72,067.50
        1997                        7,981            $101,060.25
        1996                        8,079            $ 75,057.50

                        ITEM 6.  SELECTED FINANCIAL DATA
                                                        Years Ended December 31

                                          1998         1997          1996         1995        1994
FINANCIAL HIGHLIGHTS:         (Dollars in  thousands, except per share amounts)
Earnings and Dividends:
Net interest revenue                     $11,038      $10,800      $10,757      $10,182      $9,865
Provision for credit losses                  420          140          400          100         303
Other non-interest income                  2,085        2,258        2,033        1,397       1,739
Other non-interest expense                 9,455        9,411        9,114        8,598       8,623
Net income                                 3,248        3,507        3,276        2,881       2,678
Per common share: (1)
   Basic and diluted earnings               1.74         1.88         1.76         1.55        1.44
   Dividends declared                       0.81         0.75         0.67         0.47        0.41
   Book value at year end                  15.89        14.95        13.79        12.79       10.91
Average common shares (000's)              1,862        1,868        1,865        1,861       1,857
Dividend payout ratio                      46.55%       39.89%       38.07%       30.32%      28.47%
Shareholders of record at year end           830          790          750          710         720
Balance Sheet Summary:
At year end:
   Loans net of unearned income         $189,952     $185,015     $174,842     $172,678    $165,422
   Assets                                280,479      263,675      251,501      244,606     237,739
   Deposits                              222,322      211,149      202,412      192,144     186,151
   Shareholders equity                    29,570       27,867       25,725       23,750      20,180
Average balances:
   Loans net of unearned income          190,014      178,968      171,381      166,958     159,265
   Assets                                272,084      254,352      244,772      236,659     234,186
   Deposits                              214,246      198,935      192,220      188,586     190,697
   Shareholders equity                    28,558       26,633       24,544       21,920      20,086
Performance Ratios:
Return on average assets                    1.19%        1.38%        1.34%        1.22%       1.14%
Return on average common equity            11.37%       13.17%       13.35%       13.14%      13.33%
Equity to assets                           10.54%       10.57%       10.23%        9.71%       8.49%
Total risk-based capital                   15.11%       14.94%       15.66%       13.92%      12.38%
Net loan charge-offs as a percentage
   of average loans                         0.13%        0.10%        0.12%        0.07%       0.13%
Nonperforming assets as a percentage
   of loans and other real estate           0.75%        0.70%        0.58%        0.67%       0.96%
Net interest margin                         4.49%        4.56%        4.78%        4.67%       4.61%
Efficiency ratio                           63.42%       58.94%       59.22%       61.87%      64.56%
Fee revenue as a percentage of
   average assets                           0.45%        0.44%        0.43%        0.44%       0.53%
Stock Price Information:
High                                      $27.50       $27.25       $24.00       $21.00      $17.50
Low                                        23.00        24.00        21.00        15.00       14.50
Market Price at year end (2)               26.00        27.25        24.00        19.50       16.00

(1) All per share amounts (income and dividends) have been restated to reflect the stock split in the form of a 100 percent stock dividend issued May 8, 1995.
(2) Market value at year end represents the average of bid and asked prices.

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis reviews significant factors with respect to the Company's financial condition and results of operation at and for the three-year period ended December 31, 1998. This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report.

     The Company is not aware of any current recommendations by any regulatory authority which, if they were implemented, would have a material effect on liquidity, capital resources, or operations.

     Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties which may cause actual results to differ materially from those in such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results see Item 1, Cautionary Statement Regarding Forward-Looking Information, in this Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

     The Company's consolidated net income for 1998 decreased 7.39% to $3,248,084 from $3,507,454 in 1997. This compares with an increase of 7.05% for 1997 over 1996 income of $3,276,441. Factors contributing to the decreased 1998 earnings include the gain from the sale of the Bank's mortgage loan portfolio and the curtailment from the termination of the defined benefit pension plan recognized in 1997. Also, 1998 was the first full year expenses were recognized from the start-up and acquisition of three branches in 1997.

     Operations consolidation and standardization continued throughout 1998, eliminating duplication of procedures in all areas of the company. In 1998, the Bank assigned several reengineering committees the task of designing completely new methods and procedures in the areas of loan and deposit origination, trust operations, and item processing to increase efficiency and productivity throughout those areas.

     Return on average common stockholders' equity amounted to 11.37% in 1998, 13.17% in 1997, and 13.35% in 1996.

     Return on average assets for 1998 amounted to 1.19%, compared to 1.38% for 1997 and 1.34% for 1996.

     Net income per share amounted to $1.74 in 1998, compared to $1.88 in 1997 and $1.76 in 1996. Cash dividends declared in 1998 were $ .81, compared to $ .75 per share in 1997 and $ .67 in 1996. The per share ratio of dividends to shareholders to net income was 46.55% in 1998, compared to 39.89% in 1997 and 38.07% in 1996.

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," in June 1997. FASB 130 requires comprehensive income and its components, as recognized under the accounting standards, to be displayed in a financial statement with the same prominence as other financial statements. The disclosure requirements of FASB 130 have been included in the Company's consolidated statements of shareholders' equity.


     The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997. FASB No. 131 establishes new standards for reporting information about operating segments in annual and interim financial statements. The standard also requires descriptive information about the way the operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. This standard is effective for years beginning after December 15, 1997. Adoption in interim financial statements is not required until the year after initial adoption, however comparative prior period information is required. FASB 131 has been adopted, as required beginning with year-end 1998. This disclosure requirements will have no impact on the Company's financial position or results of operations.


     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which provides guidance as to when it is or is not appropriate to capitalize the cost of software developed or obtained for internal use. The Company elected early adoption of SOP 98-1. The effect of the adoption was not material.


     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, " Accounting for Derivative Instruments and Hedging Activities" (FASB133). FASB 133
establishes new accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of condition. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Adoption of the standard is required for the
Company's December 31, 2000 financial statements with early adoption allowed as of the beginning of any quarter after June 30, 1998. Management is in the process of assessing the impact and period of adoption of the standard. Adoption is not expected to result in a material financial impact.

MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest-rate risk exposure. The measurement of the market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments which reflect changes in market prices and rates, can be found in footnotes 16 and 17 on the Notes to the Financial Statements.

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

                    Interest Income & Expense Volume & Rate Change
                               (in thousands of dollars)
                                      1998 compared to 1997            1997 compared to 1996
                                       increase (decrease)               increase (decrease)
                                            due to (1)                         due to (1)
                                  Volume       Rate        Net       Volume       Rate        Net
Interest earned on:
   Loans (2)                        $997      $(444)       $553        $720       $(83)       $637
   Taxable investment securities    (113)       (37)       (150)       (171)       (73)       (244)
   Non-taxable invest (2)            198        (25)        173         168        (10)        158
   Other interest income             105         (3)        102          40          2          42
  Total                            1,188       (510)        678         757       (164)        593

Interest paid on:
   Savings deposits                 $271      $(341)       $(70)        $40       $214        $254
   Time deposits                     344        (42)        302         268         81         349
   Short Term Borrowing                2        (57)        (55)        (42)        18         (24)
   Long Term Borrowing                28         (8)         20         103         28         131
  Total                              645       (448)        197         369        341         710

Net Interest earnings               $542       $(61)       $481        $388      $(505)      $(117)

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

     The Company's reported increase in net interest income in 1998 was primarily driven by larger volumes of earning assets. Net of related funding costs, this growth increased net interest income by $481,000. This increase was tempered by a negative impact from interest rates. The net interest income reported in 1997 decreased by $117,000 from 1996. This decrease was primarily driven by higher interest rates paid in 1997 than 1996.

     The following table demonstrates how the changing interest rate environment affected the net yield on earning assets (on a fully tax equivalent basis) for the three-year period ending December 31, 1998.

                                        Year Ended             Year Ended             Year Ended
                                     December 31, 1998      December 31, 1997      December 31, 1996
                                     Yield      Change      Yield       Change      Yield     Change
Yield on earning assets               8.52%      -0.22%      8.74%      -0.05%      8.79%      0.05%
Effective rate on all liabilities
as a % of earning assets              4.02%      -0.16%      4.18%       0.17%      4.01%     -0.06%

Net yield on earning assets           4.50%      -0.06%      4.56%      -0.22%      4.78%      0.11%

     The 1998 figures as a percent of average earning assets reflect a decrease in interest income and interest expense. The changes are due to the decrease of interest rates in the economy and continued pressure from competitors.

     Average earning assets increased 6.00% to $251,548 in 1998 from $237,289 in 1997. Included in this increase was a 6.17% increase in average loans and leases to $190,014 in 1998, up from $178,968 in 1997, a 3.71% decrease in average taxable investments to $46,218 in 1998, from $48,000 in 1997, and a 36.61% increase in average tax exempt investments to $11,130 in 1998, up from $8,147 in 1997.

     The following table sets forth average consolidated balance sheet data and average rate data on a tax equivalent basis for the periods indicated.

                                                                           Average Consolidated Balance Sheet
                                             Average    1998     Yield    Average      1997   Yield     Average    1996     Yield
(Dollars in thousands)                       Balance   Interest   Rate    Balance    Interest  Rate     Balance  Interest    Rate
Assets
  Interest earning assets:
   Loans                                     $190,014   $17,549   9.24%   $178,968   $16,996   9.50%   $171,380   $16,359   9.55%
   Taxable Investments                         46,218     2,909   6.29%     48,000     3,059   6.37%     50,672     3,303   6.52%
   Non-taxable investments                     11,130       744   6.68%      8,147       571   7.01%      5,744       413   7.19%
   Other Interest Income                        4,186       219   5.23%      2,174       117   5.38%      1,422        75   5.27%
  Total earning assets                       $251,548    21,421   8.52%   $237,289    20,743   8.74%   $229,218    20,150   8.79%

 Non-interest earning assets:
   Cash & cash equivalents                     10,114                       10,114                        9,625
   Premises & Equip-Net                         5,494                        4,501                        3,994
   Other assets                                 7,064                        4,483                        3,839
   Allow.for credit losses                     (2,136)                      (2,035)                      (1,904)
  Total assets                               $272,084                     $254,352                     $244,772

Liabilities & Stockholders' Equity:
  Interest bearing liabilities:
   Interest bearing demand                    $18,410      $341   1.85%    $17,412      $341  1.96%     $18,768      $410   2.18%
   Savings deposits                            56,967     1,919   3.37%     52,199     1,989  3.81%      49,550     1,666   3.36%
   Time deposits                              112,948     6,550   5.80%    107,003     6,248  5.84%     102,398     5,899   5.76%
   Short-term borrowings                       19,149       921   4.81%     19,109       976  5.11%      19,928     1,000   5.02%
   Long-term borrowings                         6,521       374   5.74%      6,030       354  5.87%       4,243       223   5.26%
  Total interest bearing
  Liabilities                                $213,995   $10,105   4.72%   $201,753    $9,908  4.91%    $194,887    $9,198   4.72%

  Non-interest bearing liabilities & equity
   Demand deposits                             25,920                       22,321                       21,504
   Other liabilities                            3,611                        3,645                        3,837
   Stockholders' equity                        28,558                       26,633                       24,544
  Total liabilities and
  stockholders' equity                       $272,084                     $254,352                     $244,772

(1) For the purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2) The amount of interest income on non-taxable investment securities and loans has been adjusted to its fully taxable equivalent using a 34% tax rate.
(3) Loan fees are included in total interest income as follows: 1998- $331,754; 1997-$409,928; 1996-$389,714.

     As the largest component of operating income, improvements in the growth of net interest income are important to the Company's earnings performance. Growth in the Company's net interest income during the past three years has been a result of the growth in the level of interest-earning assets volumes. The Company uses modeling and analysis techniques to its asset-liability structure to manage net interest income and the related interest rate risk position. The Company seeks to meet the needs of its customers, yet provide for stability in net interest income in the event of significant interest rate changes.

     The following table sets forth the mix of average interest-earning assets and average interest-bearing liabilities.

                                  1998          1997           1996
Loans                            75.54%         75.42%         74.77%
Taxable investments              18.37%         20.23%         22.11%
Non-taxable                       4.42%          3.43%          2.51%
Other                             1.67%          0.92%          0.61%
                                100.00%        100.00%        100.00%


Interest bearing demand           8.60%          8.63%          9.63%
Savings deposits                 26.62%         25.87%         25.42%
Time deposits                    52.78%         53.04%         52.54%
Short Term Borrowing              8.95%          9.47%         10.22%
Long Term Borrowing               3.05%          2.99%          2.19%
                                100.00%        100.00%        100.00%

NON-INTEREST INCOME

     The following table shows the major components of non-interest income.

(Dollars in Thousands)                       1998           1997           1996
Service Fees                                 $697           $632           $594
Trust Service Fees                            488            448            383
Net Realized Gain on sale of securities
   available for sale                           3             15
Gain on pension settlement/curtailment                       258            368
Investment product commissions                272            247            213
Gain on sale of mortgage servicing rights                    213
Other Operating Income                        627            445            475
   Total                                   $2,087         $2,258         $2,033

     Total 1998 operating non-interest income, excluding gains from security transactions, pension settlement curtailment and sale of mortgage servicing rights, increased $313,000 or 17.66% over 1997, compared to an increase of $104,000, or 6.23% in 1997 over 1996.

     Fiduciary fees increased to $487,795 in 1998, compared to $448,174 in 1997 and $382,524 in 1996. This increase reflects the continued growth in trust
business  volume   and  growth  in  assets  managed  by  the  Bank's  Trust
Department. The market value of assets under management increased to $123,583,201 at December 31, 1998, from $111,077,268 at December 31, 1997, and $84,821,244 at December 31, 1996. The Company expects to see increased growth in the Trust and Investment Center due to the combination of Trust and Investment services in 1998 into one location and increased marketing of services to its market area.

     Service fee income on deposit accounts increased $65,215 in 1998, to $696,768. Service fee income on deposit accounts increased $37,222 in 1997 to $631,553 from $594,331 in 1996.

     Other operating income, from a variety of sources, increased $181,436, or 40.73% in 1998. This increase is primarily attributable to higher ATM fees and loan origination fees. ATM fees increased by $44,086 and loan origination fees increased by $60,951 in 1998.

NON-INTEREST EXPENSE

     The following table shows the major components of non-interest expense.

(Dollars in Thousands)                                        1998      1997     1996
Salaries                                                     $3,235    $3,043   $3,001
Pensions and other employee
   benefits                                                   1,003     1,172    1,080
Occupancy                                                     1,013       971      925
Data processing & Information systems                           498       508      512
Goodwill & core deposit Intangibles amortization                308       179       86
Net realized loss on sales of securities available for sale       1                160
Other operating expense                                       1,844     1,682    1,569
   Total                                                     $7,902    $7,555   $7,333


     Total operating non-interest expense increased $345,828 or 4.58% in 1998. This follows a $222,307, or 3.03% increase in 1997 over 1996.

     Salaries and employee benefits increased  $22,783  or .54% during 1998 over
1997.   This category continues to be the largest component of non-interest expense, representing 53.6% of operating expenses in 1998 and 55.8% and 55.6% in 1997 and 1996, respectively. The increase in 1998 was tempered by
the  retirement  of   two  highly  salaried  employees,  turnover of higher
salaried employees replaced with lower hourly-paid employees, and decrease in pay-for-performance programs due to decreased 1998 earnings.

     Increased depreciation, maintenance, utilities, and goodwill and core deposit intangible amortization directly reflect the investment made in new technology in 1998 and a full year of expense from the new branches in 1997.

     Included in non-interest expense categories are charges related to the Bank's activities to prepare its systems for the Year 2000. Such activities and related charges incurred in connection with the Year 2000 project are expected to continue through the next year. During the current year, these costs were not material and represent a reallocation of internal resources. See the subheading, "Year 2000 Issues" in this Item 7.

PROVISION FOR CREDIT LOSSES

     The adequacy of the reserve for credit losses is assessed based upon credit quality, existing and prospective economic conditions and loss exposure by loan category. Management determines the adequacy of the allowance for credit losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for credit losses was $420,000 in 1998; compared to $140,000 in 1997 and $400,000 in
1996. The allowance for credit losses as a percentage of gross loans outstanding was 1.14% at December 31, 1998; 1.09% at December 31, 1997; and 1.16% at December 31, 1996. Charge-offs as a percentage of average loans outstanding were .13 % in 1998; .10% in 1997; and .12% in 1996. Charge-offs have not been concentrated in any industry or business segment as reflected in the schedule below.

     In the opinion of management, the allowance for credit losses is adequate as of December 31, 1998.

The allowance for credit losses shown in the following table represents a general allowance available to absorb future losses within the entire portfolio.

                                                            Years Ended December 31,
                                                             (Dollars in Thousands)
                                             1998        1997        1996        1995        1994
Allowance for credit losses at beginning
  of period                                 $1,990      $2,031      $1,836      $1,859      $1,770
Loans Charged off:
  Commercial, financial and
    agricultural                               211         111         190         123         199
  Real Estate                                   46          45          17          32          16
  Installment and other consumer loans
    to individuals                              72          89         105          35          70

  Total charge offs                            329         245         312         190         285

Recoveries on loans previously charged
  off:
    Commercial, financial and
       agricultural                             60          27          80          36          41
    Real estate                                  0           0           2           1           1
    Installment and other consumer
      loans to indivuduals                      18          37          25          30          29

  Total recoveries                              78          64         107          67          71

Net loans charged-off                          251         181         205         123         214


Additions charged to operations                420         140         400         100         303


Allowance for credit losses at end of
  period                                    $2,159      $1,990      $2,031      $1,836      $1,859

Ratio of allowance for credit losses
to total loans at end of period               1.14%       1.08%       1.16%       1.07%       1.12%

Ratio of net charge-offs during the
period to average loans outstanding           0.13%       0.10%       0.12%       0.07%       0.13%

The  reserve  for  credit  losses  continues to provide non-performing loan
coverage, at 97% at December 31, 1998.   This  compares  to  non-performing
loan coverage of 155% at December 31, 1997, and 168% at December 31, 1996.

     The following table presents an allocation of the year-end allowance for credit losses for each of the past five years based on management's estimates of loss exposure by category of loans. Management believes this is appropriate in light of current and expected economic conditions, the geographic and industry mix of the loan portfolio and other risk related factors. Commercial loans secured by real estate are included in this table under the category of real estate and the allowance for credit losses is allocated to cover expectations of loss.

                                      1998                1997                1996                1995                1994
                                           as a %             as a %               as a %             as a %              as a %
                                          of Total           of Total             of Total           of Total            of Total
(Dollars in Thousands)          Amount     Loans     Amount    Loans     Amount    Loans    Amount     Loans    Amount     Loans
Commercial, financial, and
   agricultural                   $865     35.88%     $763     32.64%     $814     32.03%     $644     33.54%     $619     30.91%

Real Estate                        967     58.13%      842     60.19%      850     60.92%      958     59.53%      959     62.24%

Installment and other consumer
   loans to individuals            193      5.74%      191      6.79%      162      6.57%      181      6.80%      178      6.85%

Impaired Loans                     134      0.25%      194      0.38%      132      0.48%       51      0.13%

Unallocated                          0       n/a         0       n/a        73       n/a         2       n/a       103       n/a

Total                           $2,159    100.00%   $1,990    100.00%   $2,031    100.00%   $1,836    100.00%   $1,859    100.00%


INCOME TAXES

     The effective tax rate was 32.40% in 1998, 34.59% in 1997, and 35.20% in 1996.

LIQUIDITY AND INTEREST SENSITIVITY

     The Company's Asset Liability Management process provides a unified approach to management of liquidity, capital and interest rate risk, and to providing adequate funds to support the borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. The primary sources of the Company's liquidity are marketable assets maturing within one year. At December 31, 1998, the carrying value of debt securities maturing within one year amounted to $14,948,184; or 26.26% of the total investment securities portfolio. At December 31, 1997, the carrying value of debt securities maturing within one year amounted to $7,895,617 or 14.55% of the total investment securities portfolio. The Company attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin. At the end of 1998 the Bank sold $9.2 million in Fed Funds. Currently the Bank is experiencing stable loan growth. As a result the Bank is planning to purchase short-term asset backed securities to provide liquidity mid-summer 1999 when loan demand is anticipated to increase. Management believes liquidity is adequate.

     The following tables show the approximate consolidated rate sensitivity gap position as of December 31, 1998 and December 31, 1997.

                                                INTEREST RATE RISK EXPOSURE
                                                     December 31, 1998

                                              90 day      91-180 days   181-365 days     1-5 Years   Beyond 5 Years       Total
Loans                                        $40,503        $27,829        $47,392        $63,893        $10,335        $189,952
Securities                                     4,464          1,855          9,078         31,467         10,053         $56,917
Fed Funds & Other                              9,266                                                                       9,266
                                             $54,233        $29,684        $56,470        $95,360        $20,388        $256,135

Cumulative Rate Sensitive Assets             $54,233         $83,97       $140,387       $235,747       $256,135

<100 CDs & Other Time Dep                     23,893         18,795        21,047          23,489                         87,224
Money Market Plus Accounts                     8,794                        5,863           5,863           8,794         29,314
Money Market  Savings Accounts                 3,125                        2,083           2,083           3,125         10,416
Regular Savings                                2,066                        3,099           3,099          12,396         20,659
Now & Super Now Accounts                       5,885                        3,923           3,923           5,885         19,617
100 & Over                                     7,037          3,532         7,182           5,800                         23,551
FF Purch,  Repo,  & Other Borrowed Funds      19,688                        1,000           1,800           3,000         25,488
                                             $70,488        $22,327       $44,197         $46,057         $33,200       $216,269

Cumulative Rate Sensitive Liabilities        $70,488        $92,815      $137,012        $183,069        $216,269

Rate Sensitivity Gap                        $(16,255)        $7,357       $12,273         $49,303       $(12,812)

Cumulative Rate Sensitivity                 $(16,255)       $(8,898)       $3,375         $52,678        $39,866
   Gap
Cumulative gap ratio                           76.94%         90.41%       102.46%         128.77%        118.43%

               INTEREST RATE RISK EXPOSURE
               December 31, 1997
                                              90 day      91-180 days  181-365 days       1-5 Years     Beyond 5 Years      Total
Loans                                        $43,116        $24,496       $46,346          $60,433         $10,624         $185,015
Securities                                     3,693            549         3,491           32,327          14,196           54,256
Fed Funds & Other                              4,637                                                                          4,637
                                             $51,446        $25,045       $49,837          $92,760         $24,820         $243,908

Cumulative Rate Sensitive Assets             $51,446        $76,491      $126,328         $219,088        $243,908

<100 CDs & Other Time Dep                     17,648         18,347        23,200           30,368                           89,563
Money Market Plus Accounts                     6,527                        4,351            4,351           6,526           21,755
Money Market  Savings Accounts                 3,887                        2,591            2,591           3,887           12,955
Regular Savings                                2,052                        3,078            3,078          12,313           20,521
Now & Super Now Accounts                       5,310                        3,540            3,540           5,310           17,701
100 & Over                                     4,466          2,711         6,715            9,137                           23,029
FF Purch,  Repo,  & Other Borrowed Funds      16,079                        3,600            1,800                           21,479
                                             $55,969        $21,058       $47,076          $54,866         $28,035         $207,003

Cumulative Rate Sensitive Liabilities        $55,969        $77,027      $124,102         $178,968        $207,003

Rate Sensitivity Gap                         $(4,523)        $3,987        $2,761          $37,894         $(3,215)

Cumulative Rate Sensitivity                  $(4,523)         $(536)       $2,226          $40,120         $36,905
   Gap
Cumulative gap ratio                           91.92%         99.30%       101.79%          122.42%         117.83%


     Management's overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on
the net interest margin.   From  time  to  time, the Bank  develops special
term deposit products that will attract present  and  potential  customers.
The figures reflect a slightly negative position in the 90 day and  180 day
categories;  the  cumulative  one-year position is positive at 102.46%.   A
significant portion of consumer deposits do not re-price or mature on a contractual basis. These deposit balances and rates are considered to be core deposits since these balances are generally not susceptible to significant interest rate changes. The Company's Asset/Liability Committee distributes these deposits over a number of periods to reflect those portions of such accounts that are expected to re-price fully with market rates over the simulation period. The assumptions are based on historical experience with the bank's individual markets and customers and include projections for how management expects to continue to price in response to marketplace and market changes. However, markets and consumer behavior do change, and adjustments are necessary as customer preferences, competitive
market   conditions,  liquidity,  loan  growth  rates,  and   mix   change.
Management considers that an acceptable range for the rate sensitivity ratio is 70-130%.

INVESTMENT PORTFOLIO

     The following table shows the relative maturities of the investment portfolio as of December 31, 1998. Weighted average yields on tax-exempt securities have been calculated on a tax equivalent basis using a tax rate of 34%.

                                                        After                  After
                                                       One But                Five but
 December 31, 1998               Within     Weighted    Within     Weighted    Within      Weighted
 (dollars in thousands)         One Year     Yields    Five Years    Yields    Ten Years    Yields
U.S. Treas & other U.S.
  Gov't agencies & corp          $12,355      6.28%      $21,188      6.54%      $3,596      6.59%

State & political sub-
  divisions (domestic)             1,685      4.47%        6,722      4.94%       5,600      4.56%

Other bonds, notes, and
  debentures                         907      6.15%        3,279      6.28%           0

Debt Securities                  $14,947      6.07%      $31,189      6.17%      $9,196      5.35%

Equity Securities                  1,585      5.43%

Total Securities                 $16,532      6.00%      $31,189      6.17%      $9,196      5.35%


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

     At December 31, 1998, the net unrealized gain on securities available for sale, recorded as a separate component of stockholders' equity, was $459,432, net of deferred income taxes of $253,978.

     Securities with an approximate carrying value of $25,438,126 and $32,889,744, at December 31, 1998 and 1997 respectively, were pledged primarily to secure public deposits and for other purposes required by law.

     The  following  table  sets  forth  the   distribution  of  investment
securities and their percentage to total investment securities as of the dates indicated.


                                    December 31, 1998      December 31, 1997     December 31, 1996
(dollars in thousands)             Amount   % of total    Amount    % of total   Amount   % of total
U.S. Treas & other U.S. Gov't
   Agencies & Corp.                $40,741     71.58%     $41,023     75.61%     $46,934     82.10%

State & Political subdivisions
   (domestic)  (1)                  14,007     24.61%      10,356     19.09%       6,893     12.06%

Other securities and
   Investments                       2,169      3.81%       2,877      5.30%       3,338      5.84%


Total                              $56,917    100.00%     $54,256    100.00%     $57,165    100.00%

(1) Weighted average yields on tax-exempt securities have been calculated on a tax equivalent basis using a tax rate of 34%.

     The market value of the fixed income portion on the investment portfolio as a percentage of book value increased due to the decline in rates. The Bank's investment subsidiary, Mid-Wisconsin Investment Corp., was formed in June 1994, and currently holds approximately $43,074,926 in investments and loans at book value. Income tax expense for 1998 was approximately $138,000 lower as a result of holding these securities at the subsidiary.

     The book value and market value of investment securities are equal and are summarized as follows:

                                                BOOK VALUE and MARKET VALUE
(dollars in thousands)                       Dec. 31, 1998      Dec. 31, 1997
U.S. Treasury securities and obligations
   of other U.S. Govt agencies & corp         $40,740,790         $41,023,840
Obligations to states & political
   subdivisions                                14,006,742          10,355,358
Other securities                                2,169,057           2,876,994
Totals                                        $56,916,589         $54,256,192

LOAN PORTFOLIO

     The following table sets forth the approximate maturities of the loan portfolio, excluding consumer, other loans, and non-accrual loans; and the sensitivity of loans to interest changes as of December 31, 1998.

                                               Maturity

 (dollars in thousands)             One Year    Over one Year       Over
                                    or Less     to Five Years    Five Years
Commercial, financial and
  commercial real estate             $31,395        $39,185        $5,037
Agricultural                          23,702          8,925         1,675
Real estate mortgage                  12,884         16,376        25,727

Total                                $67,981        $64,486       $32,439

                                  Interest Sensitivity
Amount of Loans Due After One Year With:
                                             Fixed        Variable
        (dollars in thousands)                Rate           Rate
Commercial and financial                    $33,445        $10,777
Agricultural                                  7,935          2,665
Real Estate                                   8,802         33,301

Total                                       $50,182        $46,743

     Loan growth for the year ended December 31, 1998 was 2.67%; increasing from $185,015,272 at December 31, 1997 to $189,952,342 at December 31,
1998. The composition of loans outstanding and their percentage to total loans as of the dates indicated are as follows:

                           Dec. 31    % of      Dec. 31     % of      Dec. 31     % of      Dec. 31      % of     Dec. 31     % of
(dollars in Thousands)       1998     total       1997      total       1996      total       1995       total     1994       total
Commercial and financial    32,585    17.15%     26,943     14.56%     26,923     15.40%     28,075     16.38%     24,361     14.73%
Construction Loans           3,455     1.82%      1,700      0.92%        891      0.51%      1,272      0.74%        519      0.31%
Agricultural                36,103    19.01%     34,952     18.89%     30,869     17.66%     27,963     16.32%     25,500     15.42%
Real estate                106,530    56.08%    108,360     58.57%    104,002     59.48%    101,473     59.21%    102,958     62.24%
Installment                 10,962     5.77%     12,642      6.83%     11,499      6.58%     11,819      6.90%     11,336      6.85%
Lease financing                317     0.17%        418      0.23%        658      0.37%        762      0.45%        748      0.45%

Total loans               $189,952   100.00%   $185,015    100.00%   $174,842    100.00%   $171,364    100.00%   $165,422    100.00%


     In 1998 increases were experienced in commercial and financial, construction and agricultural loans, each up $5.6 million, $1.8 million and $1.1 million, respectively. In 1998, the bank concentrated on selling fixed-rate real estate loans in the secondary market to remain competitive on pricing and earn additional income. Loan origination fees in 1998 were $159,774 compared to $98,823 in 1997.

     The Company's process for monitoring loan quality includes weekly analysis of delinquencies, non-performing assets and potential problem loans. The Company's policy is to place loans on a non-accrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued (including applicable impaired loans) but not collected for loans that are placed on non-accrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment will continue within a reasonable time frame.

     A loan is impaired when, based on current information, it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impairment is based on discounted cash flows of expected future payments using the loans effective interest rate or the fair value of the collateral if the loan is collateral dependent.

     The Company maintained generally high loan quality during 1998. The following table sets forth the amount of risk-element loans and other real estate owned as of the dates indicated.

Risk-element loans          Dec. 31  % of total  Dec. 31  % of total  Dec. 31  % of total  Dec. 31  % of total  Dec. 31  % of total
(dollars in thousands)        1998     loans       1997     loans       1996     loans       1995     loans       1994     loans
Non-accrual, past due,
   and restructured loans    $2,164     1.14%     $1,238     0.67%     $1,072     0.61%     $1,152     0.67%     $1,558     0.94%
Potential problem loans           0     0.00%        161     0.09%        448     0.26%         72     0.04%          0     0.00%
Foreign outstandings              0     0.00%          0     0.00%          0     0.00%          0     0.00%          0     0.00%

Total risk-element
   loans                     $2,164     1.14%     $1,399     0.76%     $1,520     0.87%     $1,224     0.71%     $1,558     0.94%


     Included above are $385,750 of impaired loans (.20%) in non-accrual status at December 31, 1998. In addition, there are impaired loans of $89,836 (.05%) which management has considered in the allowance for credit losses. The average balance of impaired loans during 1998 was $608,798.

     Total risk-element assets (loans and other real estate) increased during 1998. As a percentage of total outstanding loans, the non-performing assets increased .38% to 1.14% in 1998. The percentage of risk-element assets had decreased .11% in 1997 and increased .16% in 1996. There are no foreign loans outstanding and no concentrations of credit requiring disclosure.

     On January 1, 1996, the Company adopted Statements of Financial Accounting Standards Nos. 114 and 118 (SFAS114), "Accounting by Creditors for Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." The adoption of SFAS 114 did not result in additional provision for losses since the Company evaluates the overall adequacy of the allowance for credit losses on an ongoing basis. SFAS 114 does not apply to groups of smaller balance homogeneous loans that are collectively evaluated for impairment. Loans collectively evaluated for impairment include certain smaller balance commercial and agricultural loans, consumer loans, residential real estate loans, and credit card loans.

     Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is fully assured, in which case interest is recognized on the cash basis. The interest that would have been reported in 1998 if all loans had been current throughout the year in accordance with their original terms was $248,280 in comparison to $141,511 actually collected.

DEPOSITS

     The following table sets forth average daily deposits and the percentage of total deposits for the periods indicated.

                                  Dec. 31,    % of       Dec. 31,    % of      Dec. 31,     % of
(dollars in thousands)             1998       Total        1997      Total       1996       Total
Non-interest bearing demand       $25,920     12.10%     $22,321     11.22%     $21,504     11.19%
Interest-bearing demand            18,410      8.59%      17,412      8.75%      18,768      9.76%
Savings deposits                   56,968     26.59%      52,199     26.24%      49,550     25.78%
Time deposits                     112,948     52.72%     107,003     53.79%     102,398     53.27%

Total                            $214,246    100.00%    $198,935    100.00%    $192,220    100.00%


     During 1998, deposits increased 5.29%,  or $11,172,202 to $222,321,660 at December 31, 1998 from $211,149,458 at December 31, 1997.  Year-end 1998 non-interest bearing deposits were $31 million compared to $26 million at the end of 1997. Demand deposits normally show a sizable increase as businesses, and public entities adjust their cash positions at year-end.

     The maturity distribution of time certificates of deposit of $100,000 or more at December 31, 1998 and December 31, 1997 is (in thousands):

(dollars in thousands)          Dec. 31, 1998   Dec. 31, 1997
3 months or less                     $7,036         $4,466
Over 3 months through 6 months        3,533          2,711
Over 6 months through 12 months       7,182          6,715
Over 12 months                        5,800          9,137

Total                               $23,551        $23,029


     The Company continues to experience strong competition for deposits in its markets. As a result, deposit products are being designed to retain core deposit accounts, attract new customers, and create opportunities for providing other bank services not offered by competitors.

SHORT-TERM BORROWINGS

     Short-term borrowings consist of securities sold under repurchase agreements. The repurchase agreements are payable on demand. Average total short-term borrowings were $19.2 million in 1998 compared with $19.1 million in 1997.

                                                       December 31,
                                              1998         1997          1996
                                                       (In thousands)
Securities sold under agreements to
repurchase                                  $19,688       $16,078       $14,671

Average amounts outstanding during year     $19,194       $19,122       $19,977
Average interest rates on amounts
outstanding during year                        4.80%         5.11%         5.01%
Maximum month-end amounts outstanding       $23,193       $28,166       $25,280
Average interest rates on amounts
outstanding at end of year                     4.26%         4.95%         4.89%


CAPITAL ADEQUACY

     During 1998, the Company's stockholders' equity increased by $1,702,927 to $29,570,084; after adjusting for a change of $111,175 in net unrealized gains. This increase was substantially from retention of current year earnings. Note that subsequent to December 31, 1998 the Company redeemed 39,304 shares of its common stock.

     The Company is subject to risk-based capital guidelines of the Board and the Bank is subject to equivalent capital guidelines of the FDIC.

A summary of Capital Ratios follows:

                                          CAPITAL RATIOS
                                      (000's except percents)
                                       1998          1997           1996
Total Assets                        $280,479       $263,714       $251,521

Capital                               29,570         27,867         25,725

Capital Ratio                          10.54%         10.57%         10.23%

Total Assets                        $280,479       $263,714       $251,521
Less Goodwill                         (2,480)        (2,767)          (727)
Tangible Assets                     $277,999       $260,947       $250,794

Stockholders Equity                  $29,570        $27,867        $25,725
Less Goodwill                         (2,480)        (2,767)          (727)
Tangible Capital                     $27,090        $25,100        $24,998

Tangible Capital Ratio                  9.74%          9.62%          9.97%

Risk-based Assets                   $190,547       $178,985       $171,526

Tangible Equity                       27,090         25,100         24,998
Plus Security Valuation                 (459)          (348)          (176)
Less Equity Valuation
Tier 1 Capital                       $26,631        $24,752        $24,822

Plus Allowance for Credit Losses       2,159          1,990          2,031
Total Risk-based Capital             $28,790        $26,742        $26,853

Tier 1 Capital Ratio                   13.98%         13.83%         14.47%

Total Risk-based Capital Ratio         15.11%         14.94%         15.66%


     As of December 31, 1998, the Bank could have paid approximately $9,082,000 of additional dividends to the Company without prior regulatory approval. The payment of dividends is subject to the statutes governing state-chartered banks. Management feels the capital structure of the Company is adequate.

YEAR 2000 ISSUES

READINESS

     The Company's assessment of the possible consequences of Year 2000 issues on the Company's consolidated financial condition, liquidity, and results of  operations  is  continuing  in  accordance with the Company's Year 2000
Project Plan (the "Year 2000 Plan").   For this purpose, "Year 2000 issues"
or "Year 2000 problems", or words of similar import, refer to the potential for failure of computer applications  as  a  result  of  the  failure  of a
program  to  properly  recognize  the  year  2000.   The  term  "Year  2000
readiness", or terms of similar import, mean that the particular software or equipment referred to has been modified or replaced and the Company believes that such modified or replaced equipment or processes will operate as designed after 1999 without Year 2000 problems.

     The Company's Technology Committee is monitoring Year 2000 issues and implementing the Year 2000 Plan. The initial assessment and inventory of all software, hardware, interfaces, and other date sensitive systems was completed in September 1997. Compliance audits conducted by the FDIC in December 1997 and by an independent third party in July 1998 indicated Year
2000 readiness.  A phase II Year 2000 audit was performed in February  1999 by the FDIC also indicated Year 2000 readiness.

     The Company does not build or customize any software programs and must rely on its vendors to test programs and ensure Year 2000 compliance. All vendors deemed "mission critical" by the Company have been contacted regarding the Year 2000 compliance. The Company has been informed by all such vendors that the software used by the Company is Year 2000 ready. The Company will continue to monitor vendor certifications and take other steps as deemed appropriate to address Year 2000 issues.

     The Company has also reviewed its non-information technology systems, and believes them to be Year 2000 ready.

     Inquiries  have  been  made  of  the  Company's  key  correspondent   banks
requesting information on the status of their Year 2000 compliance. Surveys and letters have been mailed to commercial customers to determine the Year 2000 status of these customers. Commercial customers with loans exceeding a threshold level and any other customers deemed likely to have Year 2000 related problems have been or are in the process of being contacted individually to determine what effect, if any, Year 2000 problems may have on their indebtedness to the Company. The Company has implemented an ongoing customer education program regarding Year 2000 issues and posts
Year  2000 information on its web site  at http://www.midwisc.com/year2000.
The Company is continuing to monitor the possible effect of Year 2000 issues on its customers

COSTS

     Replacement of hardware and software that was identified as non-Year 2000 compliant began in early 1998. The cost of such equipment is capitalized over its useful life. All other costs associated with Year 2000 issues are being expensed as incurred. Internal costs for Year 2000 readiness are not
being  tracked,  but  principally  relate   to  payroll  costs  of  Company
personnel.    The estimated total cost of evaluation  and  compliance  with
Year 2000 issues is not expected to be material.

RISKS

     The Company does  not  believe  that  Year 2000 issues will have a material
adverse   effect  on  the  Company's  consolidated   financial   condition,
liquidity,  or  results  of operations.   However, the risks to the Company
associated with Year 2000  issues  are  many.   The  banking  system in the
United States is highly regulated and interdependent.  The Company  depends upon the Federal Reserve System and other financial institutions to process a  wide variety of financial transactions for itself and its customers  and as a  source  of  credit.  To a large extent, the Company is dependent upon the activities of the various federal bank regulatory agencies and their efforts to make certain that the U.S. banking and payments system, as a whole, is Year 2000 ready. While the Company believes that such efforts will result in Year 2000 readiness by the banking system as a whole, it can
offer no assurance  of  that  fact.   If  the  banking system as a whole or
correspondent banks with which the company has material relationships are not Year 2000 ready, the Company could suffer a material adverse affect. Similarly, while the Company faces potential disruptions in its operations from Year 2000 problems as a result of the failure of the power grid, telecommunications, or other utilities, it is not aware that any material disruption in these infrastructures is reasonably likely to occur.

     The Company also faces the risk that Year 2000 problems encountered by its customers may result in significant losses to the Company as a result of the inability to repay loans or as a result or reducing the nonloan portion
of its customers'  banking  business.   Approximately  56% of the Company's
loan portfolio is concentrated in real estate loans, but these loans represent a diverse customer base. Similarly, the Company's commercial and agricultural loans represent approximately 17% and 19% respectively, of the loans outstanding, but also represent a diverse customer base. The Bank has increased its credit loss reserve for potential Year 2000 risk.

     The insurance industry as a whole, and the Company's insurer in particular, has indicated that they will not provide, in many instances, coverage for
losses  related  to  Year  2000  issues.   Therefore, if such limitation is
successfully imposed by insurance companies, insurance coverage for any claims of business interruption on the part of the Company or its customers or vendors, or claims by or against the Company for failure to perform various contracts or business agreements as a result of Year 2000 related problems may not be available.

CONTIGENCY PLANS

     The Company has prepared a business impact analysis to identify critical issues and is developing a business resumption contingency plan for continued operations in the event of failure of one of its major systems.
This business resumption contingency plan is expected to be similar, and in some cases, identical, to those in place for the Company's overall business recovery plan that would be used in the event of any type of disaster.
Work on the business resumption contingency plan is expected to be completed during the second quarter of 1999.


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

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 MID-WISCONSIN FINANCIAL SERVICES, INC.
                              And Subsidiary
                            Medford, Wisconsin

                    CONSOLIDATED FINANCIAL STATEMENTS
               Years Ended December 31, 1998, 1997 and 1996

                      INDEPENDENT AUDITOR'S REPORT




Board of Directors
Mid-Wisconsin Financial Services, Inc.
Medford, Wisconsin


We have audited the accompanying consolidated balance sheets of Mid-Wisconsin Financial Services, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Wisconsin Financial Services, Inc. and Subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.





          _______________________________________
               Wipfli Ullrich Bertelson LLP


January 20, 1999
Wausau, Wisconsin

                  MID-WISCONSIN FINANCIAL SERVICES, INC.
                             And Subsidiary

                      CONSOLIDATED BALANCE SHEETS
                       December 31, 1998 and 1997

     ASSETS
                                                                    1998              1997
Cash and due from banks                                           $ 14,025,302       $  9,521,270
Interest-bearing deposits in other financial institutions               43,453             21,260
Federal funds sold                                                   9,223,000          4,616,000
Investment securities available for sale - At fair value            56,916,589         54,256,192
Loans held for sale                                                    951,650          1,169,350
Loans receivable, net of allowance for credit losses of
  $2,159,145 in 1998 and $1,990,090 in 1997                        187,793,197        183,025,182
Accrued interest receivable                                          1,838,541          1,620,973
Premises and equipment                                               6,440,692          5,654,921
Goodwill and purchased intangibles                                   2,479,705          2,787,410
Other assets                                                           766,691          1,003,003

TOTAL ASSETS                                                      $280,478,820       $263,675,561


     LIABILITIES AND STOCKHOLDERS' EQUITY


Non-interest-bearing deposits                                     $ 31,540,360       $ 25,625,169
Interest-bearing deposits                                          190,781,300        185,524,289

          Total deposits                                           222,321,660        211,149,458

Short-term borrowings                                               19,688,031         16,078,523
Long-term borrowings                                                 5,800,000          5,400,000
Accrued expenses and other liabilities                               3,099,045          3,180,423

          Total liabilities                                        250,908,736        235,808,404

Stockholders' equity:
     Common stock - Par value $.10 per share:
          Authorized - 6,000,000 shares in 1998 and 1997
          Issued and outstanding - 1,860,893 shares in 1998            186,089
                                 - 1,864,122 shares in 1997                               186,412
     Additional paid-in capital                                     12,648,174         12,653,703
     Retained earnings                                              16,276,389         14,678,785
     Accumulated other comprehensive income, net of tax                459,432            348,257

          Total stockholders' equity                                29,570,084         27,867,157

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $280,478,820       $263,675,561

     See accompanying notes to consolidated financial statements.

                      MID-WISCONSIN FINANCIAL SERVICES, INC.
                                 And Subsidiary

                        CONSOLIDATED STATEMENTS OF INCOME
                   Years Ended December 31, 1998, 1997, and 1996

                                                                             1998                1997               1996
Interest income:
     Interest and fees on loans                                         $ 17,377,398       $ 16,821,018       $ 16,270,597
     Interest and dividends on investment securities:
          Taxable                                                          2,994,394          3,152,401          3,303,183
          Tax-exempt                                                         551,107            422,524            306,252
     Other interest and dividend income                                      219,142            117,257             74,593

Total interest income                                                     21,142,041         20,513,200         19,954,625

Interest expense:
     Deposits                                                              8,809,600          8,382,923          7,974,336
     Short-term borrowings                                                   921,090            976,247            999,989
     Long-term borrowings                                                    373,753            353,725            223,290

Total interest expense                                                    10,104,443          9,712,895          9,197,615

Net interest income                                                       11,037,598         10,800,305         10,757,010
Provision for credit losses                                                  420,000            140,000            400,000

Net interest income after provision for credit losses                     10,617,598         10,660,305         10,357,010

Non-interest income:
     Service fees                                                            696,768            631,553            594,330
     Trust service fees                                                      487,795            448,174            382,524
     Net realized gain on sale of securities available for sale                1,900             14,632
     Gain on pension settlement/curtailment                                                     258,294            367,815
     Investment product commissions                                          271,903            247,183            212,871
     Gain on sale of mortgage servicing rights                                                  212,881
     Other operating income                                                  626,850            445,414            475,519

Total non-interest income                                                  2,085,216          2,258,131          2,033,059

Non-interest expenses:
     Salaries and employee benefits                                        4,237,853          4,215,070          4,080,862
     Occupancy                                                             1,013,016            971,420            924,571
     Data processing and information systems                                 497,766            508,036            512,539
     Goodwill and purchased intangibles amortization                         307,704            178,868             86,433
     Net realized loss on sale of securities available for sale                                                    159,812
     Other operating                                                       1,844,060          1,682,427          1,569,297

Total non-interest expenses                                                7,900,399          7,555,821          7,333,514

Income before income taxes                                                 4,802,415          5,362,615          5,056,555
Provision for income taxes                                                 1,554,331          1,855,161          1,780,114

Net income                                                                $3,248,084         $3,507,454         $3,276,441

Basic and diluted earnings per share                                       $    1.74          $    1.88          $    1.76

Cash dividends declared per share                                          $     .81          $     .75          $     .67

     See accompanying notes to consolidated financial statements.

                    MID-WISCONSIN FINANCIAL SERVICES, INC.
                                And Subsidiary

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1998, 1997, and 1996

                                                                                                         Accumulated
                                                                                                            Other
                                                                        Additional                      Comprehensive
                                                  Common Stock            Paid-In          Retained         Income
                                              Shares        Amount        Capital          Earnings         (Loss)          Totals
Balance, January 1, 1996                  1,857,290       $185,729      $12,573,366      $10,685,070      $305,793      $23,749,958

Comprehensive income:
     Net income                                                                            3,276,441                      3,276,441
     Unrealized loss on securities
       available for sale, net of tax                                                                     (129,788)        (129,788)

          Total comprehensive income                                                                                      3,146,653

Proceeds from stock options                   8,079            808          74,249                                           75,057
Cash dividends declared $.67
  per share                                                                               (1,247,037)                    (1,247,037)

Balance, December 31, 1996                1,865,369        186,537      12,647,615        12,714,474       176,005       25,724,631

Comprehensive income:
     Net income                                                                            3,507,454                      3,507,454
     Unrealized gain on securities
       available for sale, net of tax                                                                      172,252          172,252

          Total comprehensive income                                                                                      3,679,706

Proceeds from stock options                   7,981            798         100,262                                          101,060
Repurchase of common stock returned
  to unissued                                (9,228)          (923)        (94,174)         (143,907)                      (239,004)
Cash dividends declared $.75
  per share                                                                               (1,399,236)                    (1,399,236)

Balance, December 31, 1997                1,864,122        186,412      12,653,703        14,678,785       348,257       27,867,157

Comprehensive income:
     Net income                                                                            3,248,084                      3,248,084
     Unrealized gain on securities
       available for sale, net of tax                                                                      111,175          111,175

          Total comprehensive income                                                                                      3,359,259

Proceeds from stock options                   4,678            468          71,600                                           72,068
Repurchase of common stock
  returned to unissued                       (7,907)          (791)        (77,129)         (143,575)                      (221,495)
Cash dividends declared $.81
  per share                                                                               (1,506,905)                    (1,506,905)

Balance, December 31, 1998                1,860,893       $186,089     $12,648,174       $16,276,389      $459,432      $29,570,084

     See accompanying notes to consolidated financial statements.

                     MID-WISCONSIN FINANCIAL SERVICES, INC.
                                And Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1998, 1997, and 1996

                                                                     1998            1997             1996
Increase (decrease) in cash and due from banks:
     Cash flows from operating activities:
          Net income                                             $3,248,084       $3,507,454       $3,276,441
          Adjustments to reconcile net income to
            net cash provided by operating activities:
               Provision for depreciation and net amortization      946,992          841,970          777,953
               Provision for credit losses                          420,000          140,000          400,000
               Provision (benefit) for deferred income taxes       (114,504)          80,614           31,913
               Proceeds from sales of loans held for sale         9,559,744        3,855,675        6,118,766
               Gain on sale of loans held for sale                 (159,774)         (36,631)         (38,541)
               Originations of loans held for sale               (9,182,270)      (4,868,394)      (4,886,425)
               (Gain) loss on sale of investment securities          (1,900)         (14,632)         159,812
               Gain on curtailment of pension plan                                                   (367,815)
               Gain on settlement of pension plan                                   (258,294)
               Gain on sale of mortgage servicing rights                            (212,881)
               Loss on premises and equipment disposals              12,489            1,717              441
               Loss on sale of other real estate                         28           29,432
               Changes in operating assets and liabilities:
                    Other assets                                     74,064          (59,352)          (2,864)
                    Other liabilities                               (81,378)         152,367          342,578

     Net cash provided by operating activities                    4,721,575        3,159,045        5,812,259

     Cash flows from investing activities:
          Available for sale securities:
               Proceeds from sales                                1,499,869        1,549,804        6,555,302
               Proceeds from maturities                          21,777,200       14,664,102       19,775,437
               Payment for purchases                            (25,695,462)     (13,004,472)     (28,636,385)
          Net increase in loans                                  (5,509,352)     (10,394,025)      (3,817,517)
          Net (increase) decrease in interest-bearing
            deposits in other institutions                          (22,193)         (11,027)          10,013
          Net increase in federal funds sold                     (4,607,000)      (4,616,000)
          Capital expenditures                                   (1,501,908)      (2,259,265)        (436,079)
          Proceeds from sale of equipment                                                 50            2,950
          Proceeds from sale of other real estate                   315,925          309,179            5,000
          Premium paid to purchase deposits                                       (2,218,437)

     Net cash used in investing activities                      (13,742,921)     (15,980,091)      (6,541,279)

                                       MID-WISCONSIN FINANCIAL SERVICES, INC.
                                                  And Subsidiary

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Years Ended December 31, 1998, 1997, and 1996
                                                    (Continued)
                                                                     1998              1997            1996
     Cash flows from financing activities:
          Net increase in non-interest-bearing deposits            $5,915,191       $2,541,584       $438,316
          Net increase in interest-bearing deposits                 5,257,011        6,195,767      9,829,385
          Proceeds from exercise of stock options                      72,068          101,060         75,057
          Payment for repurchase of common stock                     (221,495)        (239,004)
          Net increase (decrease) in short-term borrowings          3,609,508        1,407,259     (6,715,359)
          Proceeds from issuance of long-term borrowings            4,000,000        1,000,000      3,000,000
          Principal payments on long-term borrowings               (3,600,000)      (1,000,000)    (1,600,000)
          Dividends paid                                           (1,506,905)      (1,399,236)    (1,247,037)

     Net cash provided by financing activities                     13,525,378        8,607,430      3,780,362

Net increase (decrease) in cash and due from banks                  4,504,032       (4,213,616)     3,051,342
Cash and due from banks at beginning                                9,521,270       13,734,886     10,683,544

Cash and due from banks at end                                    $14,025,302       $9,521,270    $13,734,886

Supplemental cash flow information:
     Cash paid during the year for:
          Interest                                                $10,285,845       $9,722,432     $9,234,573
          Income taxes                                              1,541,025        1,805,025      1,712,851

Supplemental schedule of noncash investing
  and financing activities:
     Loans transferred to other real estate                           322,004          253,198        135,000
     Loans charged off                                                328,569          244,874        311,538
     Loans made in connection with the disposition
       of other real estate                                                            241,752

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

The Company operates as a full-service financial institution with a primary market area including, but not limited to, Clark, Taylor, Price, and Oneida Counties, Wisconsin. It provides a variety of core banking products in addition to trust services and investment product sales.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Due From Banks

For purposes of reporting cash flows, cash and due from banks include cash on hand and non-interest-bearing deposits in correspondent banks.

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

Securities not classified as either securities held to maturity or trading securities are considered available for sale and reported at fair value determined from estimates of brokers or other sources. Unrealized gains and losses are excluded from earnings but are reported as other comprehensive income in a separate component of stockholders' equity, net of income tax effects.

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

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Mortgage servicing rights are not retained.

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

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

Intangibles

The excess of cost over the net assets acquired (goodwill) is being amortized using the straight-line method over a 15-year period from the date of acquisition.

Purchased deposit base intangible is amortized using the systematic method over an eight-year period.

The Company periodically evaluates the carrying value and remaining amortization period of all long-lived assets including intangible assets for impairment. Adjustments are recorded when the benefit of the asset decreases due to disposition of deposits associated with the entity acquired in the purchase business combination.

Retirement Plans

The Company had a noncontributory defined benefit pension plan which covered substantially all full-time employees. This plan was terminated effective January 1, 1997 and replaced with a money purchase defined contribution pension plan covering substantially the same employees. The Company also maintains a defined contribution 401(k) profit-sharing plan which covers substantially all employees.

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

Earnings Per Share

Earnings per common share are based upon the weighted average number of common shares outstanding which includes the common stock equivalents applicable to shares issuable under the stock options granted. The weighted average number of shares outstanding were 1,861,787 in 1998, 1,867,610 in 1997, and 1,864,840 in 1996.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

NOTE 2 - CHANGES IN ACCOUNTING PRINCIPLE

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Under this SFAS, the Company reports those items defined as comprehensive income in the statement of changes in stockholders' equity. The adoption of SFAS No. 130 did not have an impact on the Company's financial condition or results of operations.

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which was issued in June 1997. This statement establishes new standards for reporting information about operating segments in annual and interim financial statements. The standard also required descriptive information about the way operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. The disclosure requirements had no impact on the Company's financial position or results of operations.

Effective January 1, 1998, The Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which was issued in February 1998. This statement revises employers' disclosures about pension and other postretirement benefit plans. It did not change the measurement or recognition of those plans. It standardized the disclosure requirements and required additional information on changes in benefit obligations and fair value of plan assets, and eliminated certain disclosures no longer useful. The disclosure requirements had no impact on the Company's financial position or results of operations.

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statements of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance as to when it is or is not appropriate to capitalize the cost of software developed or obtained for internal use. The Company elected early adoption of SOP 98-1. The effect of the adoption was not material.

Effective January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In part, this SFAS changed the method of accounting for serviced loans and superseded SFAS No. 122, "Accounting for Mortgage Servicing Rights," which was adopted by the Company during 1996. The adoption had an insignificant effect on the financial statements during the year of adoption.

Effective January 1, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." There was no impact on net income as a result of the adoption of SFAS No. 128. This statement requires the reporting of both basic and diluted earnings per share.

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

NOTE 3 - PURCHASE OF BRANCHES

During 1997, the Company completed the purchase of two branches of a commercial bank located in Lake Tomahawk and Rhinelander. The acquisition of these branches, now operating as branches of the Company's subsidiary, was accounted for as a purchase. Consequently, the related accounts and results of operations are included in the Company's consolidated financial statements from the date of acquisition. At the date of acquisition, the assets purchased and liabilities assumed consisted of the following:

     Loans and accrued interest            $   872,223
     Real estate and equipment                 891,000
     Cash on hand                              144,140
     Deposits and accrued interest         (20,083,476)
     Deposit base intangible                 2,218,437

The deposit base intangible is being amortized on a systematic basis over an eight-year period. Deposit base intangible amortization expense totaled $221,271 and $72,075 during 1998 and 1997, respectively.

NOTE 4 - CASH AND DUE FROM BANKS

Cash and due from banks in the amount of $1,040,000 is restricted at December 31, 1998 to meet the reserve requirements of the Federal Reserve System.

In the normal course of business, the Company and its subsidiary maintain cash and due from bank balances with correspondent banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company and its subsidiary also maintain cash balances in money market funds. Such balances are not insured.

NOTE 5 - INVESTMENT SECURITIES

The fair value, amortized cost, and gross unrealized gains and losses for the Company's securities available for sale follow:

                                                              Gross       Gross
                                                  Fair     Unrealized  Unrealized   Amortized
                                                 Value        Gains      Losses        Cost
December 31, 1998
U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies                                    $11,206,494     $88,788     $         $11,117,706

Obligations of states and
  political subdivisions                       14,007,008     355,340     12,873     13,664,541

Corporate securities                              584,350       9,350                   575,000
Mortgage-backed securities                     29,534,028     300,209     30,324     29,264,143
Equity securities                               1,584,709                             1,584,709

Totals                                        $56,916,589    $753,687    $43,197    $56,206,099

December 31, 1997

U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies                                    $15,756,976    $113,622    $16,924    $15,660,278

Obligations of states and
  political subdivisions                       10,355,359     251,408      2,247     10,106,198

Corporate securities                            1,689,391      10,934                 1,678,457
Mortgage-backed securities                     25,266,862     224,097     52,072     25,094,837
Equity securities                               1,187,604                             1,187,604

Totals                                        $54,256,192    $600,061    $71,243    $53,727,374

As a member of the Federal Home Loan Bank (FHLB) system, the banking subsidiary is required to hold stock in the FHLB based on asset size. This stock is recorded at cost which is equal to par value. Equity securities include $817,500 and $984,000 of FHLB stock at December 31, 1998 and 1997, respectively. Transfer of the stock is substantially restricted.

The book values and fair values of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Fair                Book
                                              Values              Values
Debt Securities Available for Sale
Due in one year or less                      $5,091,300          $5,069,834
Due after one year through five years        14,154,038          13,877,375
Due after five years through ten years        6,552,514           6,410,038

Mortgage-backed securities                   29,534,028          29,264,143

Total debt securities available for sale    $55,331,880         $54,621,390

Following is a summary of the proceeds from sales of investment securities as well as gross realized gains and losses for the years ended December 31:

                       Securities Available for Sale
                                                1998        1997       1996
Proceeds from sales of investments          $1,499,869  $1,549,804  $6,555,302

Debt securities - Gross realized gains      $    3,150  $   14,632  $    1,553
Debt securities - Gross realized losses         (1,250)
Equity securities - Net realized losses                               (161,365)

Total investment securities gains (losses)  $    1,900  $   14,632  $ (159,812)

Securities with an approximate carrying value of $25,438,000 and $32,890,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

NOTE 6 - LOANS

The composition of loans at December 31 follows:

                                           1998               1997
     Commercial                        $ 32,625,773       $ 27,004,397
     Agricultural                        36,108,289         34,962,725
     Real estate:
          Construction                    3,454,784          1,700,017
          Commercial                     45,278,804         47,080,271
          Residential                    61,280,463         61,310,410
     Installment                         10,963,260         12,642,454
     Lease financing                        316,743            417,926

     Subtotals                          190,028,116        185,118,200
     Net deferred loan fees                 (75,774)          (102,928)
     Allowance for credit losses         (2,159,145)        (1,990,090)

     Net loans                         $187,793,197       $183,025,182

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

Activity in related party loans for the years ended December 31, is summarized below:

                                               1998             1997
     Loans outstanding, January 1           $2,696,520       $1,891,208
     New loans                               2,242,161        1,327,931
     Repayments                             (1,635,714)        (522,619)

     Loans outstanding, December 31         $3,302,967       $2,696,520

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

An analysis of impaired loans follows:

     At December 31,                           1998           1997
Nonaccrual                                   $385,750       $539,513
Accruing income                                89,836        161,406

Total impaired loans                          475,586        700,919
Less - Allowance for credit losses            133,762        194,464

Net investment in impaired loans             $341,824       $506,455


     Years Ended December 31,               1998       1997       1996
Average recorded investment, net of
  allowance for credit losses             $608,798   $743,114   $779,924

Interest income recognized                $ 48,157   $ 69,362   $ 86,776

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

An analysis of the allowance for credit losses for the three years ended December 31, follows:

                                              1998        1997        1996
Balance, January 1                        $1,990,090  $2,030,878  $1,835,951
Provision charged to operating expense       420,000     140,000     400,000
Recoveries on loans                           77,624      64,086     106,465
Loans charged off                           (328,569)   (244,874)   (311,538)

Balance, December 31                      $2,159,145  $1,990,090  $2,030,878

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment consists of the following at December 31:

                                        1998                 1997
     Land and improvements         $    898,994        $    875,994
     Buildings                        5,661,091           5,051,379
     Furniture and equipment          4,919,131           4,627,070

     Total cost                      11,479,216          10,554,443
     Accumulated depreciation         5,038,524           4,899,522

     Net book value                $  6,440,692        $  5,654,921

Depreciation and amortization charged to operating expense totaled $682,465 in 1998, $675,358 in 1997, and $680,295 in 1996.

NOTE 8 - INTEREST-BEARING DEPOSITS

Aggregate annual maturities of certificate and IRA accounts at December 31, 1998 are as follows:

     1999      $     80,354,456
     2000            20,650,231
     2001             5,107,075
     2002             4,603,952
     2003                 5,120

     Total     $    110,720,834

Deposits from Company directors, executive officers, and related firms in which they are principal owners totaled $3,239,545 and $3,809,192 at December 31, 1998 and 1997, respectively.

Interest-bearing   deposits   include   $23,551,739   and  $23,028,560   of
certificates of deposit in denominations of $100,000 or more at December 31, 1998 and 1997, respectively.

NOTE 9 - SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 1998 and 1997 totaled $19,688,031 and
$16,078,523,   respectively,   and   consisted  of  securities  sold  under
repurchase agreements.

As a member of the Federal Home Loan Bank (FHLB) System, the Company has available a line of credit totaling $16,350,000 at December 31, 1998. At December 31, 1998, the Company's available and unused portion of this line of credit totaled $10,550,000.

The following information relates to federal funds purchased, securities sold under repurchase agreements, and FHLB open line of credit, for the years ended December 31:

                                              1998            1997            1996
Weighted average rate at December 31             4.26%           4.95%           4.89%

For the year:
     Highest month-end balance            $23,192,687     $28,166,356     $25,280,224
     Daily average balance                 19,193,892      19,121,688      19,976,901
     Weighted average rate                       4.80%           5.11%           5.01%


At   December  31,  1998,  the  Company  maintained  repurchase  agreements aggregating $11,050,000 with two entities. The repurchase agreements are payable on demand.

NOTE 10 - LONG-TERM BORROWINGS

Long-term borrowings at December 31, consist of the following:

<CAPTION
                                                                        1998             1997
6.23% FHLB advance, interest payable monthly with principal
  due during 1999                                                    $1,000,000       $1,000,000
5.46% FHLB advance, interest payable monthly with principal
 due during 2000                                                        800,000          800,000
5.41% FHLB advance, interest payable monthly with principal
  due during 2001                                                     1,000,000
5.30% FHLB advance, interest payable monthly with principal
  due during 2008, callable during 2000                               1,000,000
5.51% FHLB advance, interest payable monthly with principal
  due during 2008, callable during 2003                               2,000,000
4.98%-6.55% FHLB advances, interest payable monthly with
  principal due during 1998                                                            3,600,000

Totals                                                               $5,800,000       $5,400,000

The FHLB advances are secured by a blanket lien consisting principally of one-to-four family real estate loans totaling $9,667,000 and $9,000,000 at December 31, 1998 and 1997, respectively.

NOTE 11 - INCOME TAXES

The components of the income tax provision are as follows:

                                             1998          1997          1995
Current income tax provision:
   Federal                                $1,471,839    $1,507,354    $1,471,075
   State                                     196,996       267,193       277,126

Total current                              1,668,835     1,774,547     1,748,201

Deferred income tax expense (benefit):
   Federal                                   (91,237)       63,632        25,190
   State                                     (23,267)       16,982         6,723

Total deferred                              (114,504)       80,614        31,913

Total provision for income taxes          $1,554,331    $1,855,161    $1,780,114

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                         1998                   1997                    1996
                                              Percent               Percent                  Percent
                                                of                     of                       of
                                              Pretax                 Pretax                   Pretax
                                  Amount      Income      Amount     Income      Amount       Income
Tax expense at
  statutory rate                $1,632,821     34.0     $1,823,289     34.0     $1,719,229     34.0
Increase (decrease) in
  taxes resulting from:
     Tax-exempt interest          (232,289)    (4.8)      (190,215)    (3.5)      (160,572)    (3.2)
     State income tax              114,661      2.4        187,556      3.4        187,340      3.7
     Other                          39,138       .8         34,531       .7         34,117       .7

Provision for income taxes      $1,554,331     32.4     $1,855,161     34.6     $1,780,114     35.2

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of the net deferred taxes are as follows:

                                                    1998              1997
     Deferred tax assets:
          Allowance for credit losses          $    489,358       $    423,089
          Deferred compensation                     256,773            268,374
          State net operating loss                   44,986             78,678
          Purchased deposit intangible               37,680             16,898
          Other deferred expenses                     2,620              6,901

                                                    831,417            793,940
          Less - Valuation allowance                (44,986)           (78,678)

     Total deferred tax assets                      786,431            715,262

     Deferred tax liabilities:
          Premises and equipment                    146,263            182,973
          Direct lease financing                     72,462             78,331
          Unrealized gain on securities
            available for sale                      253,978            182,818
          Other deferred income                       1,890              2,646

     Total deferred tax liabilities                 474,593            446,768

     Net deferred tax assets                   $    311,838       $    268,494

The Company, and its subsidiary, pay state income taxes on individual, unconsolidated net earnings. At December 31, 1998, tax net operating losses at the parent company level of approximately $863,000 existed to offset future state taxable income. These net operating losses will begin to expire in 2007. The valuation allowance has been recognized to adjust deferred tax assets to the amount of tax net operating losses expected to be realized. If realized, the tax benefit for this item will reduce current tax expense for that period.

NOTE 12 - RETIREMENT PLANS

The Company has established a noncontributory defined contribution money purchase pension plan. Company contributions to this plan, as determined by the Board of Directors, totaled $137,071 and $141,919 during 1998 and 1997, respectively. Under the terms of the plan, the Company will contribute annually to the plan based on a percentage of annual salaries and wages.

Contributions to the Company's 401(k) profit-sharing plan are based on achieving desired Company profitability and the Board of Directors' authorization. The Company matches 100 percent of employee contributions to the plan up to 5 percent of pay deferred in addition to the discretionary profit-sharing contribution. For the years ended December 31, 1998, 1997, and 1996, the amount of the plan expense was $171,312, $274,858, and $394,036, respectively.

Effective January 1, 1997, the Company terminated its defined benefit pension plan and replaced it with the noncontributory defined contribution money purchase pension plan covering substantially the same employees. The Company received regulatory approval to distribute participants' vested defined benefit pension plan balances into the new money purchase pension plan. During 1997, the Company settled the defined benefit pension plan obligation by transferring existing plan assets of $1,840,121 to the money purchase pension plan in settlement of all benefit obligations. Plan assets of $35,477 in excess of benefit obligations were allocated to plan participants.

The following tables provide a reconciliation of changes in the plan's benefit obligation and fair value of assets for the year ended December 31, 1997:

Reconciliation of benefit obligation:
     Obligation at January 1                                   $    2,376,810
     Interest cost                                                     59,549
     Benefit payments                                                (373,421)
     Gain on settlement of plan due to applicable benefit
       payout interest rates at time of settlement                   (258,294)
     Rollover of amounts due participants to the money
       purchase pension plan                                       (1,804,644)

     Obligation at December 31                                 $          -0-

Reconciliation of fair value of plan assets:
     Fair value of plan assets at January 1                    $    2,135,771
     Actual   return   on  plan  assets,  net  of
administrative  expenses                                               77,771
     Benefit payments                                                (373,421)
     Rollover of investment fair value to the money purchase
       pension plan                                                (1,840,121)

     Fair value of plan assets at December 31                  $          -0-

The following table provides the components of net periodic benefit cost (income) of the plan for the years ended December 31, 1997 and 1996:

                                                    1997            1996
Service cost                                    $                $ 96,743
Interest cost                                      59,549         164,023
Expected return on plan assets                    (72,070)       (218,324)
Amortization of transition obligation              (5,701)         83,638

Net periodic pension cost (income)                (18,222)        126,080
Curtailment gain                                                 (367,815)
Settlement gain                                  (258,294)

Net periodic benefit income after settlement
 and curtailment                                $(276,516)      $(241,735)


NOTE 13 - STOCK OPTIONS

Under the terms of existing stock option plans, shares of unissued common stock are reserved for options to officers and key employees of the Company at prices not less than the fair market value of the shares at the date of the grant. Options expire no later than approximately five years from the date of the grant.

At December 31, 1998, options outstanding are as follows:

            Number of Shares       Option Price
     Outstanding     Exercisable*    Per Share
          2,378          2,378       $  16.00
          2,405          2,405          19.50
          2,261          2,261          24.00
          2,316          2,316          27.25

          9,360          9,360

*Options can be exercised only between the fourth and fifth anniversaries of the date of grant.

For the years ended December 31, 1996, 1997 and 1998, options exercised were as follows:

     Year                Price at Which
   Exercised   Shares      Exercised
     1996      8,079       $   9.29
     1997      7,981          12.66
     1998      4,678          15.41

As of December 31, 1998, 62,242 shares of common stock remain reserved for future grants under option plans approved by the shareholders.

Had compensation cost for the Company's stock-based plans been determined in accordance with SFAS No. 123, net income would have been $3,242,665, $3,498,424, and $3,271,628 in 1998, 1997, and 1996, respectively. Earnings per share, assuming dilution, would have been $1.74 in 1998, $1.87 in 1997, and $1.75 in 1996.

NOTE 14 - CAPITAL REQUIREMENTS

The Company and subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1998 and 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company and subsidiary bank's actual capital amounts and ratios are also presented in the table.

                                                                                                                To Be Well
                                                                                                             Capitalized Under
                                                                                  For Capital                Prompt Corrective
                                                        Actual                 Adequacy Purposes             Action Provisions
                                                 Amount        Ratio           Amount       Ratio            Amount       Ratio
As of December 31, 1998:
     Total capital (to risk
       weighted assets):
          Consolidated                     $    28,790,000     15.1%     $    15,244,000     8.0%                N/A
          Subsidiary bank                  $    24,375,000     12.9%     $    15,074,000     8.0%      $    18,842,000     10.0%

     Tier I capital (to risk
       weighted assets):
          Consolidated                     $    26,631,000     14.0%     $    7,622,000      4.0%                N/A
          Subsidiary bank                  $    22,216,000     11.8%     $    7,537,000      4.0%      $    11,305,000      6.0%

     Tier I capital (to average
       assets):
          Consolidated                     $    26,631,000      9.5%    $    11,219,000      4.0%                N/A
          Subsidiary bank                  $    22,216,000      8.0%    $    11,112,000      4.0%      $    13,890,000      5.0%

As of December 31, 1997:
     Total capital (to risk
       weighted assets):
          Consolidated                     $    26,742,000     14.9%    $    14,324,000      8.0%                N/A
          Subsidiary bank                  $    22,757,000     12.7%    $    14,324,000      8.0%      $    17,904,000     10.0%

     Tier I capital (to risk
       weighted assets):
          Consolidated                     $    24,752,000     13.8%    $     7,162,000      4.0%                N/A
          Subsidiary bank                  $    20,767,000     11.6%    $     7,162,000      4.0%      $    10,743,000      6.0%

     Tier I capital (to average
       assets):
          Consolidated                     $    24,752,000      9.5%    $    10,438,000      4.0%                N/A
          Subsidiary bank                  $    20,767,000      8.0%    $    10,438,000      4.0%      $    13,047,000      5.0%

NOTE 15 - RESTRICTIONS ON RETAINED EARNINGS

The banking subsidiary is restricted by banking regulations from making dividend distributions above prescribed amounts and limited in making loans and advances to the Company. At December 31, 1998, the retained earnings of the subsidiary available for distribution as dividends without regulatory approval was approximately $9,082,000.

NOTE 16 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Credit Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. These commitments at December 31, 1998 and 1997 are as follows:

                                                 1998                  1997
     Commitments to extend credit:
          Fixed rate                       $    9,968,186      $    11,134,093
          Adjustable rate                      10,827,641            7,884,178
     Standby and irrevocable letters of
       credit - Fixed rate                      1,692,937            1,484,147
     Credit card commitments                    4,774,637            4,144,150

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

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

Contingencies

Under the most recent provisions approved by the Company's Board of Directors, up to 93,045 shares may be repurchased from shareholders at a price of $27.50 per share. Subsequent to December 31, 1998, various shareholders holding 39,304 shares elected to have the Company repurchase their shares in a transaction to be completed in 1999.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Concentration of Credit Risk

The Company grants residential, commercial, agricultural and consumer loans predominantly in central and northern Wisconsin. There were no significant concentrations of credit to any one debtor or industry group. It is felt that the diversity of the local economy will prevent significant losses in the event of an economic downturn.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Deposit Liabilities: The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW accounts and money market accounts, is equal to the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate reflects the credit quality and operating expense factors of the Company.

     Short-Term  Borrowings:   The  carrying   amount   reported   in   the
consolidated balance sheets for short-term borrowings approximates the liability's fair value.

     Long-Term Borrowings: The fair values of the Company's long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     Off-Balance-Sheet Instruments: The fair value of commitments would be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present credit worthiness of the counter parties. Since this amount is immaterial, no amounts for fair value are presented.

The following table presents information for financial instruments:

                                           At December 31, 1998            At December 31, 1997
                                         Carrying       Estimated       Carrying        Estimated
                                          Amount        Fair Value        Amount        Fair Value
Financial assets:
     Cash and short-term investments    $23,291,755     $23,291,755     $14,158,530     $14,158,530
     Investment securities               56,916,589      56,916,589      54,256,192      54,256,192
     Net loans                          188,744,847     189,896,191     184,194,532     184,526,082

Financial liabilities:
     Deposits                           222,321,660     223,008,129     211,149,458     211,273,707
     Short-term borrowings               19,688,031      19,688,031      16,078,523      16,078,523
     Long-term borrowings                 5,800,000       5,690,402       5,400,000       5,367,963

     Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment, goodwill and intangibles, other assets and other liabilities. In addition, the tax ramifications related to the realization of the unrealized gains or losses can have a significant effect on fair value estimates and have not been considered in the estimates.

NOTE 18 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

                            BALANCE SHEETS
                      December 31, 1998 and 1997
     ASSETS
                                                    1998                  1997
Cash and due from banks                       $    4,324,063      $    4,038,731
Investment in subsidiary                          25,154,629          23,882,439
Premises and equipment                               132,038              32,652
Other assets                                          66,417              70,687

Total assets                                 $    29,677,147     $    28,024,509

 LIABILITIES AND STOCKHOLDERS' EQUITY


Total liabilities                               $    107,063        $    157,352

Total stockholders' equity                        29,570,084          27,867,157

Total liabilities and stockholders' equity   $    29,677,147     $    28,024,509

                  STATEMENTS OF INCOME
     Years Ended December 31, 1998, 1997, and 1996
                                                          1998             1997              1996
Income:
     Dividends from subsidiary                       $  2,000,000     $  1,100,000     $  2,800,000
     Interest                                             181,951          194,589          145,271
     Rental income                                        180,000          180,000          182,250
     Other                                                      2            1,269            5,116

          Total income                                  2,361,953        1,475,858        3,132,637

Expenses:
     Salaries and benefits                                 52,717           48,115           55,142
     Other                                                177,274          235,410          286,251

          Total expenses                                  229,991          283,525          341,393

Income before income taxes and equity in
  undistributed net income of subsidiary                2,131,962        1,192,333        2,791,244
Provision for income tax expense (benefit)                 44,892           31,418           (2,952)

Net income before equity in undistributed
  net income of subsidiary                              2,087,070        1,160,915        2,794,196
Equity in undistributed net income of subsidiary        1,161,014        2,346,539          482,245

Net income                                           $  3,248,084     $  3,507,454     $  3,276,441

               STATEMENTS OF CASH FLOWS
     Years Ended December 31, 1998, 1997, and 1996
                                                                                 1998                 1997                  1996
Increase (decrease) in cash and due from banks:
     Cash flows from operating activities:
          Net income                                                       $    3,248,084       $    3,507,454       $    3,276,441
          Adjustments to reconcile net income to
            net cash provided by operating activities:
               Provision for depreciation and net amortization                     85,096              132,194              169,077
               Equity in undistributed net income of subsidiary                (1,161,014)          (2,346,539)            (482,245)
               Changes in operating assets and liabilities:
                    Other assets                                                    9,988               (2,117)              55,042
                    Liabilities                                                   (50,289)              66,029                1,034

     Net cash provided by operating activities                                  2,131,865            1,357,021            3,019,349

     Net cash used in investing activities - Capital expenditures                (190,201)             (14,216)             (32,550)

     Cash flows from financing activities:
          Proceeds from exercise of stock options                                  72,068              101,060               75,057
          Payments for repurchase of common stock                                (221,495)            (239,004)
          Dividends paid                                                       (1,506,905)          (1,399,236)          (1,247,037)

     Net cash used in financing activities                                     (1,656,332)          (1,537,180)          (1,171,980)

Net increase (decrease) in cash and due from banks                                285,332             (194,375)           1,814,819
Cash and due from banks at beginning                                            4,038,731            4,233,106            2,418,287

Cash and due from banks at end                                             $    4,324,063       $    4,038,731       $    4,233,106

Supplemental cash flow information:
     Cash paid during the year for income taxes                            $    1,367,000       $    1,540,025       $    1,475,025


               ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
                        ACCOUNTANTS ON ACCOUNTING AND
                            FINANCIAL DISCLOSURE


None

                                 PART III


         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors is incorporated in this Form 10-K by this reference to the table on pages 3 and 4 of registrant's 1999 Proxy Statement dated March 26, 1999 (the "1999 Proxy Statement") under the caption "Election of Directors". Information relating to executive officers is found in Part I, page 5 of this Form 10-K. Information required under Rule 405 of Regulation S-K is incorporated in this Form 10-K by reference to page 7 of the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."


                    ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive and director compensation is incorporated in this Form 10-K by this reference to the registrant's 1999 Proxy Statement under (1) the caption "Executive Officer Compensation," pages 7 through the material immediately preceding the subcaption "Committees' Report on Executive Compensation Policies" on page 9, (2) the material under the subcaption
"Committee Interlocks and Insider Participation", page 12, and (3) the material under the subcaption "Director Compensation", pages 5 and 6.


              ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT

     Information relating to security ownership of certain beneficial owners is incorporated in this Form 10-K by this reference to the registrant's 1999 Proxy Statement under the caption "Beneficial Ownership of Common Stock," pages 6 and 7.


           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions is incorporated in this Form 10-K by this reference to the registrant's 1999 Proxy Statement under the caption "Certain Relationships and Related Transactions," page 14.

                                  PART IV


                 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT
                     SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements

          Description                                                   Page

     The Company Financial Services, Inc.
     Consolidated Financial Statements

       Accountants' Report                                                34

       Consolidated Balance Sheets                                        35

       Consolidated Statements of Income                                  36

       Consolidated Statements of Changes in Stockholders' Equity         37

       Consolidated Statements of Cash Flows                              38

       Notes to Consolidated Financial Statements                         40


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

                                                                Incorporated
 Exhibit No. and Description                                       Exhibit
     (10) Material contracts:
             **(a)  1997 Mid-Wisconsin Bank
                    Senior Officer Incentive Bonus Plan             10 (a) (2)
             **(b)  Mid-Wisconsin Financial Services, Inc.
                    1991 Employee Stock Option Plan                 10 (b) (1)
             **(c)  Mid-Wisconsin Financial Services, Inc.
                    Directors' Deferred Compensation Plan
             **(d)  Executive Officer Employment and Severance
                    Agreements                                      10 (d) (2)
             **(e)  Executive Officer Bonus Plan                    10 (e) (2)
             **(f)  Mid-Wisconsin Bank
                    Senior Officer Incentive Bonus Plan             10 (f) (2)
     (21)  Subsidiaries of the registrant                           21 (1)
     (27)  Financial Data Schedule

     **Denotes Executive Compensation Plans and Arrangements

     <dagger>Where exhibit has been  previously  filed  and is incorporated herein by reference, exhibit numbers set forth herein correspond to the exhibit numbers where such exhibit can be found in the following reports of the registrant (Commission File No. 0-18542) filed with the Securities and Exchange Commission:

     (1) Form 10-K for the year ended December 31, 1995, as filed with the Commission on March 26, 1996, Commission File No. 0-18542.
     (2) Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 23, 1998, Commission File No. 0-18542.

     The exhibits listed above are available upon request in writing to William A. Weiland, Secretary, Mid-Wisconsin Financial Services, Inc., 132 West State Street, Medford, Wisconsin 54451.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1994, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 1999.

                                     MID-WISCONSIN FINANCIAL SERVICES, INC.

                                               James R. Peterson
                                               James R. Peterson,
                                               Chairman of the Board

                                               William  A. Weiland
                                               William  A. Weiland,
                                               Secretary and Treasurer
                                              (Principal  Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 17, 1999, and in the capacities indicated.

James F. Melvin                               Gene C. Knoll
James F. Melvin, Vice Chairman                Gene C. Knoll, President
of the Board and a  Director                  and Chief Executive Officer
                                             (Principal Executive Officer
                                              and a Director)

Ronald D. Isaacson                            Norman A. Hatlestad
Ronald D. Isaacson, Vice President            Norman A. Hatlestad,
and  a  Director                              Director

James N. Dougherty                            Roger B. Olson
James N. Dougherty,                           Roger B. Olson,
Director                                      Director

Jack E. Wild                                  Fred J. Schroeder
Jack E. Wild,                                 Fred J. Schroeder,
Director                                      Director

Kurt D. Mertens                               John P. Selz
Kurt D. Mertens,                              John P. Selz,
Director                                      Director

                                              Rhonda  R.  Kelley
                                              Rhonda R. Kelley,
                                              Controller
                                             (Principal Accounting Officer)

                          EXHIBIT INDEX<dagger>
                                to
                             FORM 10-K
                                of
                 MID-WISCONSIN FINANCIAL SERVICES, INC.
                 for the period ended December 31, 1998
               Pursuant to Section 102(d) of Regulation S-T
                  (17 C.F.R. <section>232.102(d))



Exhibit 10 - Material Contracts*

(b)  Mid-Wisconsin Financial Services, Inc. Directors' Deferred Compensation
     Plan


     *Exhibit represents executive compensation plan or arrangement.


Exhibit 27 - Financial Data Schedule


<dagger>Exhibits  required  by  Item  601 of Regulation S-K which have been previously filed and are incorporated by reference are set forth in Part IV, Item 14 of the Form 10-K to which this Exhibit Index relates.

                                                              Exhibit 10(b)

     MID-WISCONSIN FINANCIAL SERVICES, INC.

     DIRECTORS' DEFERRED COMPENSATION PLAN



     The Mid-Wisconsin Financial Services, Inc. Directors' Deferred Compensation Plan (the "Plan") is hereby adopted effective as of July 1, 1992 for the purpose and under the terms and conditions hereinafter set forth for the benefit of the directors of Mid-Wisconsin Financial Services, Inc. ("Mid-Wisconsin") and each of the subsidiary banks of Mid-Wisconsin (the "Banks") which adopt the Plan.

     1. Purpose. The purpose of the Plan is to establish an alternative method of compensating the directors of each Plan Sponsor (the "Directors"), whether or not they otherwise receive compensation as employees of the Plan Sponsor, in order to aid the Plan Sponsor in attracting and retaining as Directors persons whose abilities, experience and judgment can contribute to the continued growth of the Plan Sponsor.

     2.   Definitions.   As used  in  this  Plan  the following terms shall
have the meaning set forth in this paragraph 2:

     (a) "Account" shall mean the account maintained by the Plan Sponsor to record the amount of Director's Fees deferred by a Participant and interest credited on such deferred amounts pursuant to paragraph 5.

     (b) "Beneficiary" of a Participant shall mean such person or persons, or organization or organizations, as the Participant from time to time may designate by a written designation filed with the Plan Sponsor during the Participant's life. Any amounts payable hereunder to a Participant's Beneficiary shall be paid in such proportions and subject to such trusts, powers and conditions as the Participant may provide in such designation. Each such designation, unless otherwise expressly provided therein, may be revoked by the Participant by a written revocation filed with the Plan Sponsor during the Participant's life. If more than one such designation shall be filed by a Participant with the Plan Sponsor, the last designation so filed shall control over any revocable designation filed prior to such filing. To the extent that any amounts payable under this Plan to a Participant's Beneficiary are not effectively disposed of pursuant to the above provisions of this paragraph 2(b), either because no designation was in effect at the Participant's death or because a designation in effect at the Participant's death failed to dispose of such amounts in their entirety, then for purposes of this Plan, the Participant's "Beneficiary" as to such undisposed of amounts shall be the Participant's estate.

     (c) "Directors' Fees" shall mean all of the compensation to which a Director would otherwise become entitled for services to be rendered as a Director, but excluding any compensation to which such person is entitled to receive in his capacity, if any, as an employee.

     (d) "Participant" shall mean a Director who has made an election to defer Directors' Fees in accordance with paragraph 3.

     (e) "Plan Sponsor" shall mean Mid-Wisconsin and each Bank which adopts the Plan and reference to "Plan Sponsor" shall be construed as a reference to each Plan Sponsor individually.

     (f) "Rate of Return" for a fiscal year of Mid-Wisconsin shall be determined in accordance with generally accepted accounting principles and shall mean a percentage equal to (i) Mid-Wisconsin's return on equity as determined by dividing (A) Mid-Wisconsin's net income for the applicable year by (B) Mid-Wisconsin's average daily equity for such year minus (ii) 300 basis points.

     (g) "Termination of Service" shall mean the bona fide termination of a Participant's services as a director of Mid-Wisconsin and each of its subsidiaries.

     3.   Right to Defer Directors' Fees.
     (a) Any Director, including any person who becomes a Director after the effective date of this Plan, may become a Participant in this Plan by filing an election (i) before the first date on which services as a Director are to be performed after the adoption of the Plan and (ii) before the first day of any subsequent fiscal year to defer the payment of Directors' Fees subsequent to any such election and may specify the manner in which such Participant's Account shall be distributed as provided in paragraph 6; provided, however, that no election as to the manner of payment of a Participant's Account which is made on or before a date which is less than six months before the Participant's Termination of Service shall be effective. An election by a Participant to defer Directors' Fees shall be effective with respect to Directors' Fees earned after the date such election is made and each subsequent fiscal year of the Plan Sponsor until revoked or amended; provided, however, that any such revocation or amendment shall only be effective with respect to fiscal years beginning after the date written notice of such revocation or amendment is first received by the Plan Sponsor. Amounts deferred by a Participant shall be distributable in accordance with paragraph 6 hereof and only after such Participant's Termination of Service.

     (b) Any Directors' Fees not covered by an election made in accordance with this paragraph 3 shall be paid to the Director in cash.

     4. Forms for Elections. Each election provided for in this Plan shall be made on a form or forms provided by Mid-Wisconsin for such purpose. Such form or forms shall provide for the specification of:

     (a) the amount (expressed as a percentage or a specified dollar amount) of the Participant's Director's Fees or the specified fees (e.g. meeting fees) which constitute a portion of the Participant's Directors' Fees to be held and deferred under the terms of the Plan;

     (b) whether the Participant's Account is to be distributed in a lump sum or in 120 monthly installments, as provided in paragraph 6; and

     (c) the Beneficiary to whom any undistributed balance of the Participant's Account shall be distributed in the event of the death of the Participant before all amounts payable to the Participant under the Plan have been distributed.

     5.   Accounting.
     (a) The Plan Sponsor shall establish an Account in the name of each Participant. As of the last day of each fiscal year (the "Current Fiscal Year"), there shall be credited to the Account of each Participant who has not incurred a Termination of Service (i) the Directors' Fees for the year which he has elected to have deferred for such year and (ii) interest on the average daily balance in his Account (assuming that the Directors' Fees to be deferred during the year were credited to his Account as of the date on which they would have otherwise been paid to the Participant in cash) at a rate per annum equal to the Rate of Return for the fiscal year ending immediately prior to the Current Fiscal Year.

     (b) As of the last day of the month in which a Participant's Termination of Service occurs, the ending balance of his Account shall be determined by adding to the value of his Account as of the last day of the immediately preceding fiscal year (i) interest on such value computed at an annual rate equal to (A) the Rate of Return for such preceding fiscal year multiplied by (B) a fraction, the numerator of which is equal to the number of days of the fiscal year elapsed as of the last day of such month in which the Termination of Service occurred and the denominator of which is the number of days in such fiscal year and (ii) all Director's Fees deferred by such Participant during the fiscal year in which the Termination of Service occurs and (iii) interest, as determined in clause
(i) of this sentence, on the average daily balance of the Director's Fees described in clause (ii) (assuming that the Directors' Fees to be deferred during the year were credited to his Account as of the date on which they would have otherwise been paid to the Participant in cash). The amount so determined pursuant to the preceding sentence, when added to the most recent year end balance credited pursuant to subparagraph (a) to the Participant's Account as of the last day of the fiscal year immediately preceding the year in which the Participant's Termination of Service occurs, shall constitute the Ending Balance of the Participant's Account.

     (c) In addition to any amounts deferred and credited to a Participant's Account pursuant to paragraph (a) with respect to Director's Fees which are deferred after the effective date of this Plan, the Account of each Participant who had accrued a benefit under the Directors' Deferred Compensation Plan of State Bank of Medford as effective as of November 12, 1985 (the "Prior Plan"), shall be credited, as of the effective date of this Plan, with an amount equal to such accrued, but undistributed, benefit under the Prior Plan.

     6.   Distribution of Deferred Amounts.
     (a) Distribution of amounts represented by each Account of a Participant shall be made in a lump sum or in installments as specified in the most recent election pursuant to which such Participant's Directors' Fees were deferred and credited to such Account.

     (b) If installment payments were elected, distributions shall be made in equal monthly installments, beginning on the first day of the first month following the date on which such Participant's Termination of Service occurs, in an amount equal to the amount necessary to amortize the repayment of a loan in the amount of the Participant's Ending Balance by 120 equal monthly payments at an interest rate which is equal to the average Rate of Return for the five fiscal years ended immediately prior to the date on which the Director's Termination of Service occurs.

     (c) In the case of an Account with respect to which payment is to be made in a lump sum, the amount and timing of such payment shall be determined as if installment payments had been elected and the lump sum was the last (but only) such payment.

     (d) After a Participant's Termination of Service occurs, neither such Participant nor, in the event of his death prior to complete distribution of his account, his Beneficiary, shall have any right to modify in any way the schedule for the distribution of amounts credited to such Participant under this Plan as specified in the last election pursuant to which such Participant's Directors' Fees were deferred. However, upon a written request submitted to the Plan Sponsor by the person then entitled to receive payments under this Plan (who may be the Participant or a Beneficiary), the Board of Directors of the Plan Sponsor may, in its sole discretion, accelerate the time for payment of any one or more installments remaining unpaid.

     (e) Upon the written request of a Participant who has not yet incurred a Termination of Service, the Board of Directors of the Plan Sponsor may, in its sole discretion, permit the Participant's account to be distributed as of a date prior to such Participant's Termination of Service in a manner provided for in subparagraph (a) after consideration of the Participant's reason for such request and after determining that such acceleration would not be contrary to the purpose of the Plan or the interests of the Plan Sponsor. The right to request a distribution under the terms of this subparagraph (e) shall not confer upon the Participant any right to obtain a distribution of all or any portion of his account prior to his Termination of Service and the Board of Directors to whom such request may be made shall be under no obligation to grant such a request, regardless of any circumstances then prevailing, and no decision to grant a request shall act as a precedent with respect to any other application of any Participant.

     7.   Payments Upon Death or Disability.
     (a) In the event that a Participant dies before receiving payment of the entire amount to which such Participant is entitled under this Plan, the unpaid balance shall be paid in a lump sum or in installments as specified in the Participant's most recent election under the Plan to the Beneficiary of such Participant. If a Beneficiary dies after the Participant's death but before receiving the entire payment of his portion of the amount to which the Participant was entitled under this Plan, the portion of the unpaid balance which such Beneficiary would have received if he had not died shall be paid in a lump sum to such Beneficiary's estate unless the Participant designated otherwise.

     (b) If, in the opinion of the officer designated by the Board of Directors pursuant to paragraph 8, or if no officer is designated, in the opinion of the Board of Directors of the Plan Sponsor, a Participant or Beneficiary shall at any time be mentally incompetent, any payment to which such Participant or Beneficiary would be entitled under this Plan may, with the approval of the Board of Directors, be paid to the Participant's or Beneficiary's legal representative, or to any other person for the benefit of such Participant or Beneficiary. The Board of Directors of the Plan Sponsor may, in its sole discretion, accelerate the time for payment of any one or more installments remaining unpaid.

     8.   Miscellaneous.
     (a) This Plan shall be effective as to Mid-Wisconsin as of July 1, 1992 upon adoption by its Board of Directors and as to each Bank as of the date specified in the resolution of such Bank's Board of Directors providing for the adoption of the Plan.

     (b) Amounts payable hereunder may not be voluntarily or involuntarily sold or assigned, and shall not be subject to any attachment, levy or garnishment.

     (c) Participation in this Plan by any person shall not confer upon such person any right to be nominated for re-election to the Board of Directors of Mid-Wisconsin or any Bank, or to be re-elected to such Board of Directors.

     (d) No Plan Sponsor shall be obligated to reserve or otherwise set aside funds for the payment of its obligations hereunder, and the rights of any Participant or Beneficiary to an Account under the Plan shall be an unsecured claim against the general assets of the Plan Sponsor for which such person (or the predecessor in interest of a Beneficiary) served as a Director.

     (e) The Board of Directors of Mid-Wisconsin may designate an officer of Mid-Wisconsin who is not a Participant in this Plan to have plenary jurisdiction over the administration and interpretation of this Plan. Any designation of an officer may be revoked by the Board of Directors of Mid-Wisconsin at any time. Any such designation or revocation thereof shall be made by written notice to the designated officer. While a designation is in effect, all decisions of such designated officer shall be final as to any Participant under this Plan.

     (f) The Board of Directors of Mid-Wisconsin may amend this Plan in any and all respects (including, specifically, but not limited to, the rate at which interest will be credited to any Account from and after the date of such amendment) at any time, or from time to time, or may terminate this Plan at any time, but any such amendment or termination shall be without prejudice to any Participant's right to receive amounts previously credited to such Participant under this Plan. A Bank may terminate its participation in the Plan at any time by action of its Board of Directors, but such termination shall be without prejudice to any Participant's right to receive amounts previously credited to such Participant under this Plan.

     (g) Within 90 days of the end of each fiscal year of the Plan Sponsor in which this Plan is in effect, the Plan Sponsor shall furnish each Participant a statement of the year-end balance in such Participant's account.


     IN WITNESS WHEREOF, Mid-Wisconsin has caused this Plan to be executed by its duly authorized officer as of the 29th day of June, 1992.

                         MID-WISCONSIN FINANCIAL SERVICES, INC.
                         By:__________________________
                            Ronald D. Isaacson
                            As its Chairman of the Board

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]               Dec-31-1998
[PERIOD-END]                    Dec-31-1998
[CASH]                               14,025
[INT-BEARING-DEPOSITS]              190,781
[FED-FUNDS-SOLD]                      9,223
[TRADING-ASSETS]                          0
[INVESTMENTS-HELD-FOR-SALE]          56,917
[INVESTMENTS-CARRYING]               56,917
[INVESTMENTS-MARKET]                 56,917
[LOANS]                             189,952
[ALLOWANCE]                          (2,159)
[TOTAL-ASSETS]                      280,479
[DEPOSITS]                          222,322
[SHORT-TERM]                         19,688
[LIABILITIES-OTHER]                   3,099
[LONG-TERM]                           5,800
[PREFERRED-MANDATORY]                     0
[PREFERRED]                               0
[COMMON]                                186
[OTHER-SE]                           29,384
[TOTAL-LIABILITIES-AND-EQUITY]      280,479

[INTEREST-LOAN]                      17,377
[INTEREST-INVEST]                     3,546
[INTEREST-OTHER]                        219
[INTEREST-TOTAL]                     21,142
[INTEREST-DEPOSIT]                    8,810
[INTEREST-EXPENSE]                   10,104
[INTEREST-INCOME-NET]                11,038
[LOAN-LOSSES]                           420
[SECURITIES-GAINS]                        3
[EXPENSE-OTHER]                       7,902
[INCOME-PRETAX]                       4,802
[INCOME-PRE-EXTRAORDINARY]            4,802
[EXTRAORDINARY]                           0
[CHANGES]                                 0
[NET-INCOME]                          3,248
[EPS-PRIMARY]                          1.74
[EPS-DILUTED]                          1.74
[YIELD-ACTUAL]                         8.52
[LOANS-NON]                           1,416
[LOANS-PAST]                             38
[LOANS-TROUBLED]                        627
[LOANS-PROBLEM]                         476
[ALLOWANCE-OPEN]                      1,990
[CHARGE-OFFS]                           329
[RECOVERIES]                             78
[ALLOWANCE-CLOSE]                     2,159
[ALLOWANCE-DOMESTIC]                    420
[ALLOWANCE-FOREIGN]                       0
[ALLOWANCE-UNALLOCATED]                   0