Form 10-Q
period 1999-03-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 1999-05-13
CIK 785024

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1999

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


                          (715) 748-8300
        (Registrant's telephone number, including area code)


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


Yes X   No

As of March 31, 1999 there were 1,821,589 shares of $.10 par value common stock outstanding.

                MID-WISCONSIN FINANCIAL SERVICES, INC.


                              INDEX


PART  I. FINANCIAL INFORMATION                                             PAGE

         Item 1. Financial Statements

                 Consolidated Balance Sheets
                 March 31, 1999 and December 31, 1998                        3

                 Consolidated Statements of Income
                 Three Months Ended March 31, 1999 and March 31, 1998        4

                 Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 1999 and March 31, 1998        5

                 Notes to Consolidated Financial Statements                6-10

         Item 2. Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                               11-16


PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports of Form 8-K                           17

                 Signatures                                                 18

                 Exhibit Index                                              19

                      PART I         FINANCIAL INFORMATION

Item 1.    Financial Statements

                           Mid-Wisconsin Financial Services, Inc.
                                     and Subsidiary
                               Consolidated Balance Sheet
                                       (Unaudited)

                                                                  March 31, 1999   December 31, 1998
                  ASSETS
Cash and due from banks                                              $10,593,107       $14,025,302
Interest-bearing deposits in other financial institutions                 23,985            43,453
Federal funds sold                                                     6,734,000         9,223,000
Investment securities available for sale -At fair value               63,210,089        56,916,589
Loans held for sale                                                      466,500           951,650
Loans receivable, net of allowance for credit losses of
  $2,175,293 in 1999 and $2,159,145 in 1998                          184,333,641       187,793,197
Accrued interest receivable                                            1,925,352         1,838,541
Premises and equipment                                                 7,012,336         6,440,692
Goodwill and purchased intangibles                                     2,398,907         2,479,705
Other assets                                                             947,603           766,691

TOTAL ASSETS                                                        $277,645,520      $280,478,820



           LIABILITIES AND STOCKHOLDERS' EQUITY


Noninterest-bearing deposits                                         $27,995,984       $31,540,360
Interest-bearing deposits                                            189,780,660       190,781,300
  Total Deposits                                                     217,776,644       222,321,660

Short-term borrowings                                                 21,732,443        19,688,031
Long term borrowings                                                   5,800,000         5,800,000
Accrued expenses and other liabilities                                 3,509,280         3,099,045
     Total Liabilities                                               248,818,367       250,908,736

Stockholders' equity:
  Common stock-Par value $.10 per share:
      Authorized              -  6,000,000 shares in 1999 & 1998
      Issued & outstanding    -  1,821,589 shares in 1999                182,159
                              -   1,860,893 shares in 1998                                 186,089
Additional paid-In capital                                            11,704,568        12,648,174
Retained earnings                                                     16,579,892        16,276,389
Accumulated other comprehensive income, net of tax                       360,534           459,432
     Total Stockholders' Equity                                       28,827,153        29,570,084

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $277,645,520      $280,478,820

The accompanying notes to consolidated financial statements are an integral part of these statements.

Item 1.    Financial Statements Continued:

                            MID-WISCONSIN FINANCIAL SERVICES, INC.
                                       and Subsidiary
                              CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaduited)
                                                                          Three months ended
                                                                  March 31, 1999    March 31, 1998
Interest income
  Interest and fees on loans                                         $4,076,058        $4,224,997
  Interest on investment securities:
     Taxable                                                            729,682           770,749
     Tax-exempt                                                         161,016           128,915
  Other interest and dividend income                                     93,659            36,465
Total interest income                                                 5,060,415         5,161,126

Interest expense
  Deposits                                                            2,057,142         2,174,863
  Short-term borrowings                                                 205,696           209,528
  Long-term borrowings                                                   80,820            89,454
Total interest expense                                                2,343,658         2,473,845

Net Interest income                                                   2,716,757         2,687,281
Provision for credit losses                                              60,000            90,000

Net interest income after provision
  for credit losses                                                   2,656,757         2,597,281

Noninterest income:
  Service fees                                                          162,435           156,933
  Trust Service fees                                                    135,121           112,059
  Net realized gain on sale of securities available for sale                -                 -
  Investment product commissions                                         59,978            83,735
  Other operating income                                                211,387           151,969
Total noninterest income                                                568,921           504,696

Noninterest expenses:
  Salaries  and employee benefits                                     1,138,575         1,091,216
  Occupancy                                                             416,850           353,670
  Data Processing & Information Systems                                  37,698            33,720
  Goodwill & Core Deposit Intang Amortization                            80,798            76,926
  Net realized loss on sale of securities available for sale                -                 -
  Other operating                                                       488,317           442,679
Total noninterest expenses                                            2,162,238         1,998,211

Income before income taxes                                            1,063,440         1,103,766
Provision for income taxes                                              315,760           359,772

Net income                                                             $747,680          $743,994

Basic and diluted earnings per share                                      $0.40             $0.40

Cash dividends declared per share                                         $0.17             $0.15

The accompanying notes to consolidated financial statements are an integral part of these statements.

Item 1.    Financial Statements Continued:

                           Mid-Wisconsin Financial Services, Inc.
                                     and Subsidiary
                           Consolidated Statements of Cash Flows
                          Three Months Ended March 31, 1999 and 1998
                                       (Unaudited)

                                                                               1999        1998
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                                             $747,680      $743,994
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for depreciation and net amortization                      319,162       239,238
        Provision for credit losses                                           60,000        90,000
        Proceeds from sales of loans held for sale                         2,980,638     1,716,904
        Gain on sale of loans held for sale                                  (41,238)      (29,304)
        Originations of loans held for sale                               (2,454,250)     (365,300)
       (Gain) loss on sale of investment securities                              -             -
        Loss on premises and equipment disposals                              11,836           -
        Gain on sale of other real estate                                     (4,154)          -
        Changes in operating assets and liabilities:
        Other assets                                                            (960)      (70,896)
        Other liabilities                                                    410,235       306,017
  Net cash provided by operating activities                                2,028,948     2,630,653
  Cash flows from investing activities:
     Available for sale securities:
          Proceeds from maturities                                         7,439,471     4,524,902
          Payment for purchases                                          (13,928,292)   (6,211,584)
     Net (increase) decrease in loans                                      3,176,321      (911,747)
     Net decrease in interest-bearing deposits                                   -             -
        in other institutions                                                 19,468         2,255
     Net (increase) decrease in federal funds sold                         2,489,000    (1,231,000)
     Capital expenditures                                                   (784,735)      (72,780)
     Proceeds from sale of other real estate                                  19,942           -
  Net cash used in investing activities                                   (1,568,826)   (3,899,954)
  Cash flows from financing activities:
     Net decrease in noninterest-bearing deposits                         (3,544,376)   (2,302,076)
     Net increase (decrease) in interest-bearing deposits                 (1,000,640)    3,243,377
     Proceeds from exercise of stock options                                  10,477        13,440
     Payment for repurchase of common stock                               (1,092,520)     (199,276)
     Net increase in short-term borrowing                                  2,044,412       828,766
     Proceeds from issuance of long-term borrowings                              -       1,000,000
     Dividends paid                                                         (309,670)     (279,618)
   Net cash provided by financing activities                              (3,892,317)    2,304,613
Net increase (decrease) in cash and cash equivalents                      (3,432,195)    1,035,312
Cash and cash equivalents at beginning                                    14,025,302     9,521,270
Cash and cash equivalents at end                                         $10,593,107   $10,556,582

  Supplemental cash flow information:                                         1999           1998
     Cash paid during the year for:
          Interest                                                        $2,388,373    $2,467,220
          Income taxes                                                       $63,616       $30,025
  Supplemental schedule of non-cash investing and financing activities:
          Loans transferred to other real estate                            $223,027          $-
          Loans charged off                                                  $50,182       $40,811
          Loans made in connection with the disposition of other real
              Estate                                                               0             0

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       MID-WISCONSIN FINANCIAL SERVICES, INC.
                                  and Subsidiary
                     Notes to Consolidated Financial Statements
                                    (Unaudited)


NOTE 1 - GENERAL

The consolidated balance sheet as of March 31, 1999, and the consolidated statements of income for the three month periods ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the three month period ended March 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position for the unaudited interim period have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's December 31, 1998, annual report to the shareholders. The results of operations for the interim period are not necessarily indicative of the results to be expected for the entire year.


NOTE 2 - INVESTMENT SECURITIES

All investments are available for sale. The amortized cost and fair value of investment securities for the periods indicated are summarized as follows:

                                                 March 31, 1999             December 31, 1998
                                          Amortized Cost   Fair Value   Amortized Cost   Fair Value
U.S. Treasury securities and obligations
   of other U.S. Govt agencies & corp       $11,946,945    $11,966,030    $11,117,705    $11,206,493
Mortgage Backed Securities                   33,951,988     34,173,873     29,264,412     29,534,297
Oblig. to states & political  subdivisions   14,515,220     14,820,484     13,664,274     14,006,742
Corporate Securities                            575,001        579,550        575,000        584,350
Equity Securities                             1,670,152      1,670,152      1,584,707      1,584,707
Totals                                      $62,659,306    $63,210,089    $56,206,098    $56,916,589


NOTE 3 - LOANS

The composition of loans at March 31, 1999, and December 31, 1998, follows:

                                 March 31    % of        Dec. 31      % of
(Dollars in Thousands)             1999      total         1998       total
Commercial and financial         $32,554     17.45%       $32,585     17.15%
Construction Loans                 3,549      1.90%         3,455      1.82%
Agricultural                      35,139     18.84%        36,103     19.01%
Real estate                      104,553     56.06%       106,530     56.08%
Installment                       10,592      5.68%        10,962      5.77%
Lease financing                      122      0.07%           317      0.17%

Total loans                     $186,509    100.00%      $189,952    100.00%

Loans outstanding decreased 1.82% for the three months ended March 31, 1999; decreasing from $189,952,342 at December 31, 1998, to $186,508,934 at March 31, 1999.

The Company's process for monitoring loan quality includes weekly analysis of delinquencies, non-performing assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment will continue within a reasonable time frame.

A loan is considered impaired when, based on current information, it is probable that the bank will not collect all amounts due in accordance with the contractual terms of the loan agreement. Impairment is based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral
dependent.   The decision of management to place loans in this category does not necessarily mean that the Company expects losses to occur but that management recognizes that a higher degree of risk is associated with these loans.

The aggregate amount of non-performing assets was approximately $1,577,000 and $2,164,000 at March 31, 1999, and December 31, 1998, respectively. Non-performing assets are those which are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. If nonaccrual and renegotiated loans had been current or not troubled, $32,853 of interest income would have been recorded for the three months ended March 31, 1999. Interest income actually collected and recorded was $25,072.

The following table shows the amount of non-performing assets and other real estate owned as of the dates indicated.

                  Nonperforming Loans and Other Real Estate
                                (In Thousands)

                              March 31  % of total      Dec. 31    % of total
                                1999       loans          1998        loans

Nonaccrual loans               $1,095       0.58%         $1,416       0.77%
Accruing loans past due
     90 days or more                5       0.003%           $38       0.02%
Restructured loans                477       0.25%           $710       0.38%

Total non-performing
   loans                       $1,577       0.83%         $2,164       1.17%

Other real estate owned          $263                        $56

Total non-performing loans at March 31, 1999 were $1.5 million, a decrease of $321,000 from December 31, 1998. The ratio of nonperforming loans to total loans at March 31, 1999 was .83% compared to 1.17% at December 31, 1998. Other real estate owned increased $207,000 from December 31, 1998 to March 31, 1999.

Management is not aware of any additional loans that represent material credits or of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

An analysis of the allowance for credit losses for the period ended March 31, 1999, and December 31, 1998 follows:

                          (Dollars in Thousands)
                                        March 31, 1999  Dec. 31, 1998
Allowance for credit losses at
  beginning of period                          $2,159       $1,990
Provision Charged to Operating Expense             60          420
Recoveries on Loans                                 6           78
Loans Charged off                                 (50)        (329)

Allowance for losses at end of period          $2,175       $2,159

NOTE 4 - EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding which includes the common stock equivalents applicable to shares issuable under the stock options granted.

                                             Three Months Ended March 31,
                                                  1999          1998
                                        (In Thousands, Except Per Share Data)
Net income available to common
     stockholders                               $747,680       $743,994

Weighted average shares outstanding            1,859,729      1,862,611

Basic earnings per share                           $0.40          $0.40


NOTE 5 - COMPREHENSIVE INCOME

The Financial Accounting Standards Board (FASB) has issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No. 130 on January 1, 1998, and all annual required disclosures have been included beginning with the Company's 1998 Form 10-K Annual Report.

The Company's comprehensive income for the three months ended March 31, 1999 and 1998 is as follows:

                                                 Three Months Ended March 31,
                                                      1999          1998
                                           (In Thousands, Except Per Share Data)
Net Income                                         $747,680       $743,994

Unrealized gain(loss) on securities available
     for sale, net of tax                           (98,898)        33,818
                                                   $648,782       $777,812


                          SELECTED FINANCIAL DATA

The following table presents consolidated financial data of Mid-Wisconsin Financial Services, Inc. and Subsidiary. This information and the following discussion and analysis should be read in conjunction with other financial information presented elsewhere in this report.

(Dollars in thousands,                       1999                          1998
except per share amounts)                    First       Fourth      Third       Second      First
FINANCIAL HIGHLIGHTS:
Earnings and Dividends:
Net interest revenue                         $2,717      $2,813      $2,789      $2,748      $2,687
Provision for credit losses                      60          60         150         120          90
Other noninterest income                        569         532         520         530         505
Other noninterest expense                     2,162       1,978       1,960       1,966       1,998
Net income                                      748         887         812         806         744
Per common share
   Basic and diluted earnings                  0.40        0.48        0.44        0.43        0.40
   Dividends declared                          0.17        0.34        0.17        0.15        0.15
   Book Value                                 15.83       15.89       15.79       15.44       15.17
Average common shares (000's)                 1,860       1,861       1,863       1,863       1,863
Dividend payout ratio                         41.42%      71.36%      38.92%      34.58%      37.58%
Balance Sheet Summary:
At quarter end:
   Loans net of unearned income             184,334     187,793     190,424     191,130     183,330
   Assets                                   277,645     280,479     272,786     272,749     267,064
   Deposits                                 217,777     222,322     211,135     215,450     212,091
   Shareholders equity                       28,827      29,570      29,335      28,681      28,180
Average balances:
   Loans net of unearned income             188,401     193,201     193,313     188,710     184,701
   Assets                                   279,234     278,588     275,470     269,261     264,376
   Deposits                                 221,844     217,738     216,107     213,037     186,277
   Shareholders equity                       28,814      29,323      28,690      28,274      27,927
Performance Ratios:
Return on average assets                       1.07%       1.27%       1.18%       1.20%       1.13%
Return on average common equity               10.38%      12.10%      11.32%      11.40%      10.66%
Tangible Equity to assets                      9.54%       9.72%       9.58%       9.60%       9.62%
Total risk-based capital                      14.37%      15.11%      15.05%      15.08%      15.15%
Net loan charge-offs as a percentage
   of average loans                            0.02%       0.02%       0.09%       0.01%       0.02%
Nonperforming assets as a percentage
   of loans and other real estate              0.59%       0.75%       0.99%       1.00%       0.96%
Net interest margin                            4.51%       4.49%       4.48%       4.53%       4.50%
Efficiency ratio                              67.62%      60.93%      63.77%      63.64%      65.41%
Fee revenue as a percentage of
   average assets                              0.20%       0.18%       0.17%       0.19%       0.17%
Stock Price Information:
High                                         $27.38      $27.50      $30.00      $28.00      $27.50
Low                                           25.50       23.00       27.50       27.50       27.25
Market value at quarter end (1)               27.38       26.00       30.00       28.00       27.50

(1) Market value at quarter end represents the average of bid and asked prices. The quotations reflect prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This discussion will focus on information about the Company's financial condition and results of operations that are not otherwise apparent from the consolidated financial statements included in this report. Reference should be made to those statements presented elsewhere in this report for an understanding of the following discussion and analysis.

This report contains certain of management's expectations and other forward-looking information regarding the Company. While the Company believes that these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from these contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statements Regarding Forward Looking Information" in the Company's Form 10-K for the year ended December 31, 1998 and, from time to time, in the company's other filings with the Securities and Exchange Commission.

BALANCE SHEET

During the first three months of 1999, total assets decreased by $2.8 million. Investments increased $6.3 million. The increase in investments was due in part to the $3.9 decrease in loans and $4.5 million decrease in deposits. The majority of the decrease in the loan portfolio was from real estate loans. Real estate loans decreased $2.0 million. Non-interest bearing deposits decreased $3.5 million.

LIQUIDITY

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's need for cash. The Company manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. The primary sources of the Company's liquidity are marketable assets maturing within one year. At March 31, 1999, the carrying value of debt securities maturing within one year amounted to $3,145,619 or 5.12% of the total debt
securities portfolio.   The Company also holds $1,670,152 in marketable equity
securities. The Company attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin.

Marketable assets maturing within one year will continue to be the primary source of liquidity along with stable earnings, and strong capital position.

CAPITAL RESOURCES

Stockholders' equity at March 31, 1999 decreased $742,931, or 2.5% since December 31, 1998. This net decrease was composed of $436,827 of retained earnings reduced by $98, 898 in net SFAS 115 investment market value adjustment and $1,080,860 from the stock tender-offer. Equity to assets at March 31, 1999 was 9.54%, with the Tier 1 leverage ratio at 13.26%.

Cash dividends of $0.17 per share were paid in the first quarter of 1999, representing a payout ratio of 41.42% for the quarter.

The adequacy of the Company's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of March 31, 1999, the Company's tier 1 risk-based capital ratio, total risk-based capital, and tier 1 leverage ratio were well in excess of regulatory minimums.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1999, totaled $747,680, an increase of $3,686 over the $743,994 earned during the same period of 1998. Earnings per share were $0.40 for the three months ended March 31, 1999 and 1998. Cash dividends paid were $0.17 per share in March 1999 and $0.15 per share in March 1998.

Return on average common stockholders' equity amounted to 10.38% for the three months ended March 31, 1999; compared to 10.66% for the three months ended March 31, 1998.

Return on average assets for the three months ended March 31, 1999 amounted to 1.07%; compared to 1.13% for the three months ended March 31, 1998.

NET INTEREST INCOME

Net interest income is the most significant component of earnings. For analysis purposes, interest earned on tax exempt assets is adjusted to a fully taxable equivalent basis.

 Average earning assets grew $12 million from the first quarter 1998. The net interest margin for the first quarter was 4.12%, or 38 basis points less than the 4.50% margin in the first quarter 1998. The interest rate spread also increased, to 3.87% from 3.82% reported a year ago.

The Company's net interest income was impacted by the interest rate environment encountered in the first quarter 1999 as compared to the first quarter 1998. The lower rate environment caused the re-financing of higher yield residential real estate loans and mortgage-related securities. The re-investment opportunities available were at lower yields.

PROVISION FOR CREDIT LOSSES

Management determines the adequacy of the allowance for credit losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for credit losses was $60,000 for the three months ended March 31, 1999, and $90,000 for the three months ended March 31, 1998. The allowance for credit losses as a percentage of gross loans outstanding was $2,175,293 or 1.18% of total loans on March 31, 1999, compared to $2,159,145 or 1.14% of total loans on December 31, 1998. Net charge-offs as a percentage of average loans outstanding were .02% during the three months ended March 31, 1999 and 1998.

Non-performing loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for credit losses is assessed based on credit quality and other pertinent loan portfolio information. The reserve for credit losses provided strong non-performing loan coverage, increasing to 137.9% at March 31, 1999 from 99.8% at December 31, 1998. The adequacy of the reserve and the provision for credit losses is consistent with the composition of the loan portfolio and recent credit quality history.

NON-INTEREST INCOME

Non-interest income increased 12.73% to $568,921 during the three months ended March 31, 1999, from $504,696 during the three months ended March 31, 1998. There were no gains or losses on securities during the three months ended March 31, 1999. Fee income on deposit accounts increased $5,502 to $162,435 during the three months ended March 31, 1999, from $156,933 during the three months
ended March 31, 1998.   Other fee income and fiduciary fees remained constant
at $195,099 for the three months ended March 31, 1999 and $195,794 for the three months ended March 31, 1998. Other operating income increased $59,418 during the three months ended March 31, 1999 over the three months ended March 31, 1998.

NON-INTEREST EXPENSE

Non-interest expenses increased 8.21% to $2,162,238 for the three months ended March 31, 1999, from $1,998,211 for the three months ended March 31, 1998. There are no expenses included in other expenses that exceed 1% of total interest and other income for either 1999 or 1998. The Company is expanding the use of technology throughout its banks in order to provide increased customer service and allow for more efficient consolidation of its operational areas. Mid-Wisconsin has placed emphasis on increased productivity and standardization of programs and procedures throughout all of its locations.

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

To the extent the Company incurs losses arising from the interruption of its business or claims by its customers or vendors as a result of Year 2000 problems, it may have insurance coverage. The scope and amount of such insurance reimbursement for such losses will depend upon the nature of any claims which may arise.

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

ACCOUNTING DEVELOPMENTS

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

                                                                Incorporated
       EXHIBIT NO. AND DESCRIPTION                             EXHIBIT <dagger>

      (3)  Articles of Incorporation and Bylaws
             (a)  Articles of Incorporation, as amended              3 (a) (2)
             (b)  Bylaws, as amended September 20, 1995              3 (b) (2)
      (4)  Instruments defining the rights of security
           holders, including indentures
             (a)  Articles of Incorporation and
                    Bylaws (See (3)(a) and (b))
     (10)  Material contracts:
           **(a)  1997 Mid-Wisconsin Bank
                    Senior Officer Incentive Bonus Plan             10 (a) (1)
           **(b)  Mid-Wisconsin Financial Services, Inc.
                    1991 Employee Stock Option Plan                 10 (b) (2)
           **(c)  Mid-Wisconsin Financial Services, Inc.
                    Directors' Deferred Compensation Plan           10 (b) (3)
           **(d)  Executive Officer Employment and Severance
                    Agreement                                       10 (d) (1)
           **(e)  Executive Officer Bonus Plan                      10 (e) (1)
           **(f)  Mid-Wisconsin Bank
                    Senior Officer Incentive Bonus Plan             10 (f) (1)
     (22)  Subsidiaries of the registrant                           21 (2)
     (27) Financial Data Schedule

     **Denotes Executive Compensation Plans and Arrangements

 <dagger> Where exhibit has been previously filed and is incorporated herein by reference, exhibit numbers set forth herein correspond to the exhibit numbers where such exhibit can be found in the following reports of the registrant (Commission File No. 0-18542) filed with the Securities and Exchange Commission:

     (1) Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 23, 1998.
     (2) Form 10-K for the year ended December 31, 1995, as filed with the Commission on March 26, 1996.
     (3) Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 29, 1999.


(b) No reports on Form 8-K have been filed during the quarter for which this Form 10-Q is filed.

                             SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MID-WISCONSIN FINANCIAL SERVICES, INC.



Date  May 12, 1999                                GENE C. KNOLL
                                                  Gene C. Knoll, President
                                                  (Principal Executive Officer)

Date  May 12, 1999                                RHONDA R. KELLEY
                                                  Rhonda R. Kelley, Controller
                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                       to
                                   FORM 10-Q
                                       of
                     MID-WISCONSIN FINANCIAL SERVICES, INC.
                      For the period ended March 31, 1999
                   Pursuant to Section 102(d), Regulation S-T
                        (17 C.F.R. <section>232.102(d))

Exhibit 27.  Financial Data Schedule