Form 10-Q
period 1999-06-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 1999-08-12
CIK 785024

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

for the quarterly period ended    JUNE 30, 1999

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

Yes  X      No

As of June 30, 1999 there were 1,823,101 shares of $.10 par value common stock outstanding.

                       MID-WISCONSIN FINANCIAL SERVICES, INC.


                                        INDEX


PART  I.  FINANCIAL INFORMATION                                          PAGE

          Item 1.  Financial Statements

                   Consolidated Balance Sheets
                   June 30, 1999 and December 31, 1998                     3

                   Consolidated Statements of Income
                   Three Months Ended June 30, 1999 and 1998               4

                   And Six Months Ended June 30, 1999 and 1998
                   Consolidated Statement of Changes in Stockholders'
                   Equity Six Months Ended June 30, 1999                   5

                   Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 1999 and 1998                 6

                   Notes to Consolidated Financial Statements             7-8

          Item 2.  Management's Discussion and Analysis of
                   Financial Conditions and Results of
                   Operations                                             8-17


PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders    18

          Item 6.  Exhibits and Reports of Form 8-K                       19

                   Signatures                                             20

                   Exhibit Index                                          21

                        PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Mid-Wisconsin Financial Services, Inc.
                                  and Subsidiary
                            Consolidated Balance Sheet

                                                                   (Unaudited)
                                                                    June 30, 1999  December 31, 1998
                  ASSETS
Cash and due from banks                                                 $11,186,552     $14,025,302
Interest-bearing deposits in other financial institutions                    20,206          43,453
Federal funds sold                                                                0       9,223,000
Investment securities available for sale -At fair value                  62,112,107      56,916,589
Loans held for sale                                                         149,500         951,650
Loans receivable, net of allowance for credit losses of
  $2,263,091 in 1999 and $2,159,145 in 1998                             195,885,788     187,793,197
Accrued interest receivable                                               1,889,146       1,838,541
Premises and equipment                                                    7,015,406       6,440,692
Goodwill and purchased intangibles                                        2,318,108       2,479,705
Other assets                                                              1,243,713         766,691

TOTAL ASSETS                                                           $281,820,526    $280,478,820



           LIABILITIES AND STOCKHOLDERS' EQUITY


Noninterest-bearing deposits                                            $29,871,122     $31,540,360
Interest-bearing deposits                                               187,528,928     190,781,300
  Total Deposits                                                        217,400,050     222,321,660

Short-term borrowings                                                    24,693,863      19,688,031
Current Portion of Long term borrowings                                   1,000,000               0
Long term borrowings                                                      7,800,000       5,800,000
Accrued expenses and other liabilities                                    2,937,966       3,099,045
     Total Liabilities                                                  253,831,879     250,908,736

Stockholders' equity:
  Common stock-Par value $.10 per share:
      Authorized              -  6,000,000 shares in 1999 & 1998
      Issued & outstanding    -  1,823,101 shares in 1999                  182,310
                              -   1,860,893 shares in 1998                                  186,089
Additional paid-In capital                                              11,734,027       12,648,174
Retained earnings                                                       16,316,989       16,276,389
Accumulated other comprehensive income, net of tax                        (244,679)         459,432
     Total Stockholders' Equity                                         27,988,647       29,570,084

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $281,820,526     $280,478,820

The accompanying notes to consolidated financial statements are an integral part of these statements.

Item 1.    Financial Statements Continued:

                               MID-WISCONSIN FINANCIAL SERVICES, INC.
                                          and Subsidiary
                                  CONSOLIDATED STATEMENTS OF INCOME
                                            (Unaudited)
                                                                                 Three months ended           Six Months Ended
                                                                           June 30, 1999 June 30, 1998  June 30, 1999  June 30, 1998
Interest income
  Interest and fees on loans                                                 $4,236,997     $4,352,661     $8,313,055     $8,577,658
  Interest on investment securities:
     Taxable                                                                    734,592        761,192      1,464,274      1,531,941
     Tax-exempt                                                                 160,880        135,883        321,896        264,798
  Other interest and dividend income                                             19,444         38,951        113,103         75,416
Total interest income                                                         5,151,913      5,288,687     10,212,328     10,449,813

Interest expense
  Deposits                                                                    1,955,214      2,222,671      4,012,356      4,397,534
  Short-term borrowings                                                         293,578        221,314        499,274        430,842
  Long-term borrowings                                                           54,778         96,205        135,598        185,659
Total interest expense                                                        2,303,570      2,540,190      4,647,228      5,014,035

Net Interest income                                                           2,848,343      2,748,497      5,565,100      5,435,778
Provision for credit losses                                                      60,000        120,000        120,000        210,000

Net interest income after provision
  for credit losses                                                           2,788,343      2,628,497      5,445,100      5,225,778

Noninterest income:
  Service fees                                                                  180,056        181,707        342,491        338,640
  Trust Service fees                                                            143,469        125,001        278,590        237,060
  Net realized gain on sale of securities available for sale                          0              0            -              -
  Investment product commissions                                                 84,338         69,176        144,316        152,911
  Other operating income                                                        138,524        154,342        349,911        306,311
Total noninterest income                                                        546,387        530,226      1,115,308      1,034,922

Noninterest expenses:
  Salaries  and employee benefits                                             1,144,854      1,085,984      2,283,429      2,177,200
  Occupancy                                                                     420,764        334,957        837,614        688,627
  Data Processing & Information Systems                                          35,113         32,950         72,811         66,670
  Goodwill & Core Deposit Intang Amortization                                    80,799         76,926        161,597        153,852
  Net realized loss on sale of securities available for sale                          0              0            -              -
  Other operating                                                               477,977        434,752        966,294        877,431
Total noninterest expenses                                                    2,159,507      1,965,569      4,321,745      3,963,780

Income before income taxes                                                    1,175,223      1,193,154      2,238,663      2,296,920
Provision for income taxes                                                      360,312        387,282        676,072        747,054

Net income                                                                     $814,911       $805,872     $1,562,591     $1,549,866

Basic and diluted earnings per share                                              $0.45          $0.43          $0.86          $0.83

Cash dividends declared per share                                                 $0.60          $0.15          $0.77          $0.30

The accompanying notes to consolidated financial statements are an integral part of these statements.
</TABLE



Item 1.    Financial Statements Continued:


                                 Mid-Wisconsin Financial Services, Inc.
                        Consolidated Statement of Changes in Stockholders' Equity
                                              (Unaudited)
                                                                          Accumulated
                                               Additional                    Other
                                 Common Stock    Paid-In      Retained   Comprehensive
                                     Amount      Capital      Earnings    Income Loss)    Totals
Balance, December 31, 1998          $186,089   $12,648,174   $16,276,389    $459,432    $29,570,084

Comprehensive Income:
 Net Income                                                    1,578,637                  1,578,637
 Unrealized gain on securities
   available for sale, net of tax                                           (704,111)      (704,111)
 Total comprehensive income                                                                 874,526
Proceeds from stock options              192        39,895                                   40,087
Repurchase of common stock            (3,971)     (954,042)     (134,507)                (1,092,520)
Cash dividends declared $.77
  per share                                                   (1,403,530)                (1,403,530)

Balance June 30, 1999               $182,310   $11,734,027   $16,316,989   ($244,679)   $27,988,647

The accompanying notes to consolidated financial statements are an integral part of these statements.

Item 1.    Financial Statements Continued:

                 Mid-Wisconsin Financial Services, Inc.
                           and Subsidiary
                 Consolidated Statements of Cash Flows
                Six Months Ended June 30, 1999 and 1998
                             (Unaudited)
                                                                              1999          1998
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities:
     Net income                                                            $1,578,638    $1,549,866
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for depreciation and net amortization                       621,766       480,451
        Provision for credit losses                                           120,000       210,000
        Proceeds from sales of loans held for sale                          4,902,610     3,682,420
        Gain on sale of loans held for sale                                   (68,335)      (69,050)
        Originations of loans held for sale                                (4,032,125)   (2,078,720)
        Loss on equipment disposals                                            12,235         2,716
        (Gain) on sale of other real estate                                    (4,154)          -
        Changes in operating assets and liabilities:
          Other assets                                                         96,293      (338,171)
          Other liabilities                                                  (161,079)       17,389
  Net cash provided by operating activities                                 3,065,848     3,456,901
  Cash flows from investing activities:
     Available for sale securities:
          Proceeds from maturities                                         16,090,833    10,712,925
          Payment for purchases                                           (22,445,108)  (14,553,251)
     Net (increase) in loans                                               (8,436,631)   (7,203,791)
     Net decrease in interest-bearing deposits
        in other institutions                                                  23,247         1,372
     Net decrease in Fed Funds Sold                                         9,223,000     2,913,000
     Capital expenditures                                                  (1,008,140)     (326,551)
     Proceeds from sale of other real estate                                   19,942           -
  Net cash used in investing activities                                    (6,532,857)   (8,456,295)
  Cash flows from financing activities:
     Net increase (decrease) in noninterest-bearing deposits               (1,669,238)    1,134,832
     Net increase (decrease) in interest-bearing deposits                  (3,252,372)    3,166,009
     Proceeds from exercise of stock options                                   40,087        13,440
     Payment for repurchase of common stock                                (1,092,520)     (199,275)
     Net increase in short-term borrowing                                   5,005,832       941,108
     Proceeds from issuance of long-term borrowings                         3,000,000     3,000,000
     Dividends paid                                                        (1,403,530)     (558,292)
   Net cash provided by financing activities                                  628,259     7,497,822
Net increase (decrease) in cash and cash equivalents                       (2,838,750)    2,498,428
Cash and cash equivalents at beginning                                     14,025,302     9,521,270
Cash and cash equivalents at end                                          $11,186,552   $12,019,698

  Supplemental cash flow information:                                          1999          1998
     Cash paid during the year for:
          Interest                                                         $4,985,051    $5,100,191
          Income taxes                                                       $792,591      $715,025
  Supplemental schedule of non-cash investing and financing activities:
          Loans transferred to other real estate                             $223,027      $179,576
          Loans charged off                                                   $51,467       $69,638
          Loans made in connection with the disposition of other
              real estate                                                        $-            $-

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     MID-WISCONSIN FINANCIAL SERVICES, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


NOTE 1 - GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Mid-Wisconsin Financial Services, Inc.'s ("Company") financial position, results of its operations and cash flows for the periods presented, and all such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and balances are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in the Company's 1998 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are susceptible to significant change include the determination of the allowance for credit losses and the valuations of investments.

NOTE 2 - INVESTMENT SECURITIES

All investments are available for sale. The amortized cost and fair value of investment securities for the periods indicated are summarized as follows:

                                                June 30, 1999                December 31, 1998
                                          Amortized Cost   Fair Value   Amortized Cost   Fair Value
U.S. Treasury securities and obligations
   of other U.S. Govt agencies & corp       $12,947,628    $12,694,835    $11,117,705    $11,206,493
Mortgage Backed Securities                   32,939,418     32,778,358     29,264,412     29,534,297
Oblig. to states & political  subdivisions   14,392,996     14,393,423     13,664,274     14,006,742
Corporate Securities                            575,000        576,600        575,000        584,350
Equity Securities                             1,668,890      1,668,890      1,584,707      1,584,707
Totals                                      $62,523,932    $62,112,106    $56,206,098    $56,916,589

NOTE 3 - EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding which includes the common stock equivalents applicable to shares issuable under the stock options granted.

                                         Three Months Ended June 30,
                                              1999        1998
Net income available to common
     stockholders                           $830,958    $805,872

Weighted average shares outstanding        1,827,007   1,862,642

Basic earnings per share                       $0.45       $0.43


NOTE 4 - COMPREHENSIVE INCOME

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

The Company's comprehensive income for June 30, 1999 and 1998 is as follows:


                                          Three Months Ended June 30,    Six Months Ended June 30,
                                                1999       1998                1999        1998
Net Income                                    $830,958   $805,872          $1,578,638   $1,549,866

Unrealized gain(loss) on securities
     available for sale, net of tax           (605,213)   (25,747)           (704,111)       8,071
                                              $225,745   $780,125            $874,527   $1,557,937


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis is presented to assist in the understanding and evaluation of the Company's financial condition and results of operations. It is intended to complement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.

Forward-looking statements have been made in this document that are subject to risks and uncertainties. While the Company believes that these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from these contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statements Regarding Forward Looking Information" in Part I of the Company's Form 10-K for the year ended December 31, 1998 and, from time to time, in the Company's other filings with the Securities and Exchange Commission.

BALANCE SHEET

At June 30, 1999, total assets were $281,820,526, an increase of 9,071,820, or 3.3%, over June 30, 1998, while assets grew $1,341,706 over December 31, 1998. Gross loans were $198,148,879 at June 30, 1999, growing $4,864,897 over second quarter 1998 and $8,196,537 over fourth quarter 1998. Loan growth has come primarily from commercial loans.

                                   Period End Loan Composition
                                                June 30      % of        Dec. 31      % of
                                                  1999       total        1998        total
Commercial and financial                      $39,947,302    20.15%    $32,585,187    17.07%
Construction Loans                              2,739,006     1.38%      3,454,784     1.81%
Agricultural                                   35,310,828    17.81%     36,102,365    18.91%
Real estate                                   109,516,923    55.23%    107,482,454    56.30%
Installment                                    10,683,242     5.38%     10,962,459     5.74%
Lease financing                                   101,078     0.05%        316,743     0.17%

Total loans (including loans held for sale)  $198,298,379   100.00%   $190,903,992   100.00%

The loan portfolio is the Company's primary asset subject to credit risk. The Company's process for monitoring credit risks includes weekly analysis of loan quality, delinquencies, non-performing assets, and potential problem loans. Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment will continue within a reasonable time frame.

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

The aggregate amount of non-performing assets was approximately $1,929,462 and $1,818,997 at June 30, 1999, and 1998, respectively. Non-performing assets are those which are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. If nonaccrual and renegotiated loans had been current or not troubled, $71,221 of interest income would have been recorded for the three months ended June 30, 1999. Interest income actually collected and recorded was $67,796.

             Allowance for Credit Losses and Nonperforming Assets
                                                    Six Months Ended
                                            June 30, 1999    June 30, 1998
Allowance for credit losses at
  beginning of period                         $2,159,145       $1,990,090
Provision Charged to Operating Expense           120,000          210,000
Recoveries on Loans                               35,413           23,711
Loans Charged off                                (51,467)         (69,638)

Allowance for losses at end of period         $2,263,091       $2,154,163

Nonperforming Assets
Nonaccrual loans                              $1,869,158       $1,575,540
Accruing loans past due
     90 days or more                              47,405          $28,464
Restructured loans                                12,899         $214,993
Total non-performing
   loans                                      $1,929,462       $1,818,997

Other real estate owned                         $262,877         $229,163

Management is not aware of any additional loans that represent material credits or of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

LIQUIDITY

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's need for cash. The Company manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. The primary sources of the Company's liquidity are marketable assets maturing within one year. At June 30, 1999, the carrying value of debt securities maturing within one year amounted to $3,909,362 or 6.5% of the total debt
securities portfolio.   The Company also holds $1,668,890 in marketable equity
securities. The Company attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin. Marketable assets maturing within one year will continue to be the primary source of liquidity along with stable earnings, and strong capital position.

The Company has funding sources available that could be used to increase liquidity and provide additional financing flexibility. These sources are primarily federal fund lines with major banks, advances from the Federal Home Bank, federal funds purchased, and repurchase agreements from a base of individuals, businesses, and public entities.

CAPITAL RESOURCES

Stockholders' equity at June 30, 1999 decreased to $27,988,647, compared to $28,680,965 at June 30, 1998. The change in equity between the two periods was primarily composed of the payment of dividends, and the repurchase of common stock. Stockholders' equity included unrealized gains (losses), net of tax, on securities available for sale of ($244,679) at June 30, 1999 compared to $356,328 for the comparable prior year period. Tangible equity to assets at June 30, 1999 was 9.38%, with the Tier 1 leverage ratio at 12.57%.

Cash dividends of $0.60 per share were paid in the second quarter of 1999, representing a payout ratio of 131.6% for the quarter.

The adequacy of the Company's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As June 30, 1999, the Company's tier 1 risk-based capital ratio, total risk-based capital, and tier 1 leverage ratio were well in excess of regulatory minimums.

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 1999 totaled $830,958, or $.45 for basic and diluted earnings per share. Comparatively, net income for the quarter ended June 30, 1998 was $805,872, or $.43 for basic and diluted earnings per share. Operating results for the second quarter 1999 generated an annualized return on average assets of 1.19% and an annualized return on average equity of 11.69%, compared to 1.20% and 11.40% for the comparable period in 1998. The net interest margin for second quarter 1999 was 4.57% compared to 4.53% for the comparable quarter in 1998.

                              Summary Results of Operations
(Dollars in thousands,                                    1999                     1998
except per share amounts)                      Second    First      Fourth     Third   Second
FINANCIAL HIGHLIGHTS:
Earnings and Dividends:
Net interest revenue                           $2,864    $2,717     $2,813    $2,789    $2,748
Provision for credit losses                        60        60         60       150       120
Other noninterest income                          546       569        532       520       530
Other noninterest expense                       2,159     2,162      1,978     1,960     1,966
Net income                                        831       748        887       812       806
Per common share
   Basic and diluted earnings                    0.45      0.40       0.48      0.44      0.43
   Dividends declared                            0.60      0.17       0.34      0.17      0.15
   Book Value                                   15.35     15.83      15.89     15.79     15.44
Average common shares (000's)                   1,827     1,860      1,861     1,863     1,863
Dividend payout ratio                          131.64%    41.42%     71.36%    38.92%    34.58%
Balance Sheet Summary:
At quarter end:
   Loans net of unearned income               198,149   186,509    189,952   190,424   191,130
   Assets                                     281,821   277,645    280,479   272,786   272,749
   Deposits                                   217,400   217,777    222,322   211,135   215,450
   Shareholders equity                         27,989    28,827     29,570    29,335    28,681
Average balances:
   Loans net of unearned income               194,757   188,401    193,201   193,313   188,710
   Assets                                     280,373   279,234    278,588   275,470   269,261
   Deposits                                   218,610   221,844    217,738   216,107   213,037
   Shareholders equity                         28,443    28,814     29,323    28,690    28,274
Performance Ratios:
Return on average assets                         1.19%     1.07%      1.27%     1.18%     1.20%
Return on average common equity                 11.69%    10.38%     12.10%    11.32%    11.40%
Tangible Equity to assets                        9.38%     9.53%      9.72%     9.58%     9.60%
Total risk-based capital                        13.67%    14.37%     15.11%    15.05%    15.08%
Net loan charge-offs as a percentage
   of average loans                              0.01%     0.02%      0.02%     0.09%     0.01%
Nonperforming assets as a percentage
   of loans and other real estate                0.94%     0.59%      0.75%     0.99%     1.00%
Net interest margin                              4.57%     4.52%      4.49%     4.48%     4.53%
Efficiency ratio                                65.07%    67.62%     60.93%    63.77%    63.64%
Fee revenue as a percentage of
   average assets                                0.19%     0.20%      0.18%     0.17%     0.19%
Stock Price Information:
High                                           $27.375   $27.375    $27.50    $30.00    $28.00
Low                                             27.375     25.50     23.00     27.50     27.50
Market value at quarter end (1)                 27.375    27.375     26.00     30.00     28.00

 (1) Market value at quarter end represents the average of bid and asked prices. The quotations reflect prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

NET INTEREST INCOME

Net interest income is the most significant component of earnings. Net interest income for the three months ended June 30, 1999 was $2,848,343. Comparatively, net interest income for the second quarter 1998 was $2,748,497. Fully taxable equivalent net interest income for the second quarter 1999 increased $128,441
to $2,943,372.   Average earning assets grew $9 million from the second quarter
1998. The net interest margin for the second quarter was 4.57%, or 5 basis points more than the 4.52% margin in the second quarter 1998. The interest rate spread also increased, to 3.90% from 3.81% reported a year ago.

                                           Net Interest Income Analysis
                                                       Three months ended                       Three months ended
                                                         June 30, 1999                            June 30, 1998
                                             Average        Interest     Average      Average       Interest      Average
                                             Balance    Income/expense  Yield/Rate    Balance    Income/expense  Yield/Rate
Assets
  Interest earning assets:
   Loans                                   189,425,759     $4,166,298     8.80%     184,576,746     $4,298,734     9.32%
   Tax Exempt Loans                          5,331,309         88,677     6.65%       4,133,458         72,801     7.05%
   Taxable Investments                      46,133,746        726,486     6.30%      44,939,542        731,261     6.51%
   Municipal Investments-Txbl                  375,000          6,610     7.05%         375,000          6,610     7.05%
   Municipal Investments-TxEx               13,682,657        217,188     6.35%      10,936,678        183,442     6.71%
   Equity Securities                         1,837,453         22,555     4.91%       1,593,252         23,321     5.85%
   Other Interest Income                     1,630,640         19,128     4.69%       2,860,346         38,951     5.45%
  Total                                   $258,416,564      5,246,942     8.12%    $249,415,022      5,355,121     8.59%

 Non-interest earning assets:
   Cash & cash equivalents                  11,625,138                               10,691,038
   Premises & Equip-Net                      7,017,461                                5,424,255
   Other assets                              5,543,278                                6,048,296
   Less:Allow.for credit  loss              (2,229,396)                              (2,111,202)
  Total                                   $280,373,045                             $269,467,409

Liabilities & Stockholders' Equity:
  Interest bearing liabilities:
   Interest bearing demand                 $57,761,523       $394,677     2.73%     $52,781,298       $441,961     3.35%
   Savings deposits                         20,865,282         98,402     1.89%      20,576,207        115,652     2.25%
   Time deposits                           110,234,542      1,462,135     5.31%     114,632,335      1,665,058     5.81%
   Short-term borrowings                    23,341,380        293,578     5.03%      17,951,783        221,314     4.93%
   Long-term borrowings                      6,360,440         54,778     3.44%       6,663,736         96,205     5.77%
  Total                                   $218,563,167     $2,303,570     4.22%    $212,605,359     $2,540,190     4.78%

  Non-interest bearing liabilities
   Demand deposits                          29,748,522                               25,047,157
   Other liabilities                         3,618,634                                3,541,210
   Stockholders' equity                     28,442,722                               28,273,683
  Total                                   $280,373,045                             $269,467,409

Interest rate spread                                                      3.90%                                    3.81%
Net interest income
     and net interest margin                               $2,943,372     4.57%                     $2,814,931     4.52%

PROVISION FOR CREDIT LOSSES

Management determines the adequacy of the provision for credit losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for credit losses was $60,000 for the three months ended June 30, 1999, and $120,000 for the three months ended June 30, 1998. The allowance for credit losses as a percentage of gross loans outstanding was $2,263,091 or 1.15% of total loans on June 30, 1999, compared to $2,159,145 or 1.14% of total loans on December 31, 1998. Net charge-offs as a percentage of average loans outstanding were .01% and .02% during the three months ended June 30, 1999 and 1998, respectively.

Non-performing loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for credit losses is assessed based on credit quality and other pertinent loan portfolio information. The reserve for credit losses provided strong non-performing loan coverage, increasing to 117.3% at June 30, 1999 from 99.8% at December 31, 1998. The adequacy of the reserve and the provision for credit losses is consistent with the composition of the loan portfolio and recent credit quality history.

NON-INTEREST INCOME

Non-interest income increased 3.05% to $546,387 during the three months ended June 30, 1999, from the comparable second quarter of 1998. There were no gains or losses on securities during the three months ended June 30, 1999.

Trust service fees and investment product commissions continue to increase with the growth in trust business volume and assets managed by the Company's Trust Department. Fiduciary fees increased $33,630 or 17.3% compared to the same quarter last year.

                        Noninterest Income
                                        2nd Quarter          2nd Quarter
                                      1999        1998     Change   Change
Service Fees                        $180,056    $181,707    (1,651)  -0.91%
Trust Service Fees                   143,469     125,001    18,468   14.77%
Investment product commissions        84,338      69,176    15,162   21.92%
Other operating income               138,524     154,342   (15,818) -10.25%
   Total noninterest income         $546,387    $530,226    16,161    3.05%

NON-INTEREST EXPENSE

Non-interest expenses increased 9.87% to $2,159,507 for the three months ended
June 30, 1999, from $1,965,569 for the three months ended June 30, 1998.   All
categories of noninterest expense increased, with the exception of FDIC assessment, when compared to 1998.

Occupancy increased $85,807 or 25.62% over second quarter 1998, due to increase in maintenance costs, and depreciation of furniture, and equipment. Other operating increased $43,277 over second quarter 1998 primarily due to the addition of the call center and related telephone expenses. The remaining increase in other operating is due to various volume-related costs.

                             Noninterest Expense
<CAPTION
                                                      2nd Quarter              2nd Quarter
                                                 1999           1998         Change   Change
Salaries and employee benefits                $1,144,854     $1,085,984      58,870     5.42%
Occupancy                                        420,764        334,957      85,807    25.62%
Data Processing & Information Systems             35,113         32,950       2,163     6.56%
Goodwill & Core Deposit Intang Amortization       80,799         76,926       3,873     5.03%
FDIC Assessment                                    6,498          6,550         (52)   -0.79%
Other operating                                  471,479        428,202      43,277    10.11%
   Total noninterest expense                  $2,159,507     $1,965,569     193,938     9.87%

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

The Company has also reviewed its non-information technology systems. Non-information technology systems include equipment in use I the business areas, which is not defined as computer hardware or peripheral devices. The Company has contacted vendors of non-information systems to determine Year 2000 compliance of these systems. The Company believes these non-information systems to be Year 2000 ready.

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

The Company also faces the risk that Year 2000 problems encountered by its customers may result in significant losses to the Company as a result of the inability to repay loans or as a result or reducing the nonloan portion of its customers' banking business. Approximately 55% of the Company's loan portfolio is concentrated in real estate loans, but these loans represent a diverse customer base. Similarly, the Company's commercial and agricultural loans represent approximately 20% and 18% respectively, of the loans outstanding, but also represent a diverse customer base. The Bank has increased its credit loss reserve for potential Year 2000 risk.

To the extent the Company incurs losses arising from the interruption of its business or claims by its customers or vendors as a result of Year 2000 problems, it may have insurance coverage. The scope and amount of such insurance reimbursement for such losses will depend upon the nature of any claims which may arise.

CONTIGENCY PLANS

The Company has prepared a business impact analysis to identify mission critical issues and developed a business resumption contingency plan for continued operations in the event of failure of one of its major systems. This business resumption contingency plan is similar, and in some cases, identical, to those in place for the Company's overall business recovery plan that would be used in the event of any type of disaster.

An overall Y2K contingency plan has been submitted to the FDIC in June. It covers all aspects of bank operations. The different areas that were addressed are as follows:

     A)  Emergency Preparedness Plan
     B)  Technology Disaster Recovery Plan
     C)  Administration Y2K Plan
     D)  Bank Investments Y2K Cont. Plan
     E)  Bookkeeping/Deposits Y2K Cont. Plan
     F)  Branch Y2K Checklists
     G)  Cash Y2K Contingency Plan
     H)  Human Resources Y2K Cont. Plan
     I)  Loan Department Y2K Cont. Plan
     J)  Marketing Y2K Contingency Plan
     K)  Telecommunications Cont. Plan
     L)  Teller Operations Y2K Cont. Plan
     M)  Trust/Investment Y2K Cont. Plan

MWB will continue to improve upon the above plans so that every possible aspect of the change to the new century will be addressed.

ACCOUNTING DEVELOPMENTS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on April 27, 1999. The matters voted upon, including the number of votes cast for, against, or withhold, as well as the numbers of abstentions and broker non-votes, as to each such matter were as follows:

MATTER                                       SHARES

                                                                        Broker
Election of Directors               For    Against  Withheld  Abstain  Non-Vote
James N. Dougherty              1,357,988     N/A     21,003     N/A        0

Roger B. Olson                  1,357,988     N/A     21,003     N/A        0

James R. Peterson               1,356,468     N/A     22,523     N/A        0

Jack E. Wild                    1,354,734     N/A     24,257     N/A        0

Approval of appointment
of  independent auditors
for year ending
December 31, 1999               1,370,049    2,792      N/A     6,150       0

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


                                MID-WISCONSIN FINANCIAL SERVICES, INC.



Date    August 12, 1999                           GENE C. KNOLL
                                                  Gene C. Knoll, President
                                                  (Principal Executive Officer)


Date    August 12, 1999                           RHONDA R. KELLEY
                                                  Rhonda R. Kelley, Controller
                                                  (Principal Accounting Officer)

                         EXHIBIT INDEX
                               to
                           FORM 10-Q
                               of
               MID-WISCONSIN FINANCIAL SERVICES, INC.
                For the period ended June 30, 1999
             Pursuant to Section 102(d), Regulation S-T
                 (17 C.F.R. <section>232.102(d))

Exhibit 27.  Financial Data Schedule