Form 10-Q
period 1999-09-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 1999-11-12
CIK 785024

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Yes X   No

As of September 30, 1999, there were 1,823,101 shares of $.10 par value common stock outstanding.

                      MID-WISCONSIN FINANCIAL SERVICES, INC.


                                     INDEX


PART  I. FINANCIAL INFORMATION                                          PAGE

         Item 1. Financial Statements

                 Consolidated Balance Sheets
                 September 30, 1999 and December 31, 1998                 3

                 Consolidated Statements of Income
                 Three Months Ended September 30, 1999 and 1998
                 And Nine Months Ended September 30, 1999 and 1998        4

                 Consolidated Statement of  Changes in Stockholders'
                 Equity Nine Months Ended September 30, 1999              5

                 Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1999 and 1998            6


                 Notes to Consolidated Financial Statements              7-8

         Item 2. Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations          8-18


PART II. OTHER INFORMATION



         Item 6. Exhibits and Reports of Form 8-K                        19

                 Signatures                                              20

                 Exhibit Index                                           21

                     PART I         FINANCIAL INFORMATION

Item 1.    Financial Statements

                  Mid-Wisconsin Financial Services, Inc.
                             and Subsidiary
                       Consolidated Balance Sheet


                                                             September 30, 1999  December 31, 1998
                  ASSETS                                          (Unaudited)
Cash and due from banks                                            $14,437,934       $14,025,302
Interest-bearing deposits in other financial institutions               20,791            43,453
Federal funds sold                                                           0         9,223,000
Investment securities available for sale -At fair value             63,892,416        56,916,589
Loans held for sale                                                          0           951,650
Loans receivable, net of allowance for credit losses of
  $2,264,542 in 1999 and $2,159,145 in 1998                        206,549,708       187,793,197
Accrued interest receivable                                          1,987,736         1,838,541
Premises and equipment                                               6,877,300         6,440,692
Goodwill and purchased intangibles                                   2,237,310         2,479,705
Other assets                                                         1,358,889           766,691

TOTAL ASSETS                                                      $297,362,084      $280,478,820



           LIABILITIES AND STOCKHOLDERS' EQUITY


Noninterest-bearing deposits                                       $31,383,791       $31,540,360
Interest-bearing deposits                                          192,510,600       190,781,300
  Total Deposits                                                   223,894,391       222,321,660

Short-term borrowings                                               27,017,836        19,688,031
Current Portion of Long term borrowings                              1,000,000                 0
Long term borrowings                                                14,000,000         5,800,000
Accrued expenses and other liabilities                               3,149,868         3,099,045
     Total Liabilities                                             269,062,095       250,908,736

Stockholders' equity:
  Common stock-Par value $.10 per share:
      Authorized              -  6,000,000 shares in 1999 & 1998
      Issued & outstanding    -  1,823,101 shares in 1999              182,310
                              -   1,860,893 shares in 1998                               186,089
Additional paid-In capital                                          11,734,027        12,648,174
Retained earnings                                                   16,824,098        16,276,389
Accumulated other comprehensive income, net of tax                    (440,446)          459,432
     Total Stockholders' Equity                                     28,299,989        29,570,084

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $297,362,084      $280,478,820

The accompanying notes to consolidated financial statements are an integral part of these statements.


Item 1.    Financial Statements Continued:

                              MID-WISCONSIN FINANCIAL SERVICES, INC.
                                          and Subsidiary
                                CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)

                                                                    Three months ended                 Nine Months Ended
                                                             Sept. 30, 1999   Sept. 30, 1998    Sept. 30, 1999    Sept. 30, 1998
Interest income
  Interest and fees on loans                                    $4,412,537       $4,441,228       $12,720,580       $13,018,886
  Interest on investment securities:
     Taxable                                                       752,566          737,604         2,237,899         2,269,545
     Tax-exempt                                                    175,723          135,074           497,619           399,872
  Other interest and dividend income                                 2,351           64,914           115,454           140,330
Total interest income                                            5,343,177        5,378,820        15,571,552        15,828,633

Interest expense
  Deposits                                                       2,008,736        2,243,087         6,021,092         6,640,621
  Short-term borrowings                                            274,025          241,600           773,299           672,442
  Long-term borrowings                                             189,413          105,035           325,011           290,694
Total interest expense                                           2,472,174        2,589,722         7,119,402         7,603,757

Net Interest income                                              2,871,003        2,789,098         8,452,150         8,224,876
Provision for credit losses                                              0          150,000           120,000           360,000

Net interest income after provision
  for credit losses                                              2,871,003        2,639,098         8,332,150         7,864,876

Noninterest income:
  Service fees                                                     178,236          186,775           520,727           525,415
  Trust Service fees                                               141,530          112,808           420,120           349,868
  Investment product commissions                                    42,528           55,873           186,844           208,784
  Other operating income                                           116,739          164,576           466,650           470,887
Total noninterest income                                           479,033          520,032         1,594,341         1,554,954

Noninterest expenses:
  Salaries  and employee benefits                                1,135,909        1,048,414         3,419,338         3,225,614
  Occupancy                                                        427,174          345,520         1,264,788         1,034,147
  Data Processing & Information Systems                             22,136           16,407            94,947            83,077
  Goodwill & Core Deposit Intang Amortization                       80,798           76,927           242,395           230,779
  Net realized loss on sale of securities available for sale             0            1,250               -               1,250
  Other operating                                                  512,521          471,159         1,478,815         1,348,590
Total noninterest expenses                                       2,178,538        1,959,677         6,500,283         5,923,457

Income before income taxes                                       1,171,498        1,199,453         3,426,208         3,496,373
Provision for income taxes                                         299,769          387,834           975,841         1,134,888

Net income                                                        $871,729         $811,619        $2,450,367        $2,361,485

Basic and diluted earnings per share                                 $0.48            $0.44             $1.34             $1.27

Cash dividends declared per share                                    $0.20            $0.17             $0.97             $0.47

The accompanying notes to consolidated financial statements are an integral part of these statements.

Item 1.    Financial Statements Continued:

                             Mid-Wisconsin Financial Services, Inc.
                   Consolidated Statement of Changes in Stockholders' Equity
                                         (Unaudited)
                                                                                               Accumulated
                                                              Additional                          Other
                                              Common Stock      Paid-In         Retained      Comprehensive
                                                 Amount         Capital         Earnings      Income (Loss)     Totals
Balance, December 31, 1998                      $186,089      $12,648,174      $16,276,389      $459,432      $29,570,084

Comprehensive Income:
 Net Income                                                                      2,450,367                      2,450,367
 Unrealized gain on securities
   available for sale, net of tax                                                               (899,879)        (899,879)
 Total comprehensive income                                                                                     1,550,488
Proceeds from stock options                          192           39,895                                          40,087
Repurchase of common stock                        (3,971)        (954,042)        (134,507)                    (1,092,520)
Cash dividends declared $.97
  per share                                                                     (1,768,151)                    (1,768,151)

Balance September 30, 1999                      $182,310      $11,734,027      $16,824,098     ($440,446)     $28,299,989

The accompanying notes to consolidated financial statements are an integral part of these statements.
</TABLE.

Item 1.    Financial Statements Continued:


                             Mid-Wisconsin Financial Services, Inc.
                                      and Subsidiary
                             Consolidated Statements of Cash Flows
                           Nine Months Ended September 30, 1999 and 1998
                                        (Unaudited)
                                                                                      1999              1998

Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities:
     Net income                                                                    $2,450,367       $2,361,485
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for depreciation and net amortization                               931,060          708,075
        Provision for credit losses                                                   120,000          360,000
        Proceeds from sales of loans held for sale                                  5,784,852        5,746,926
        Gain on sale of loans held for sale                                           (74,367)        (105,206)
        Originations of loans held for sale                                        (4,758,835)      (5,686,990)
        Loss  on sale of investment securities                                            -              1,250
        Loss on equipment disposals                                                    12,956           12,489
        (Gain) on sale of other real estate                                            (4,154)          (1,559)
        Changes in operating assets and liabilities:
          Other assets                                                               (113,859)        (510,870)
          Other liabilities                                                            50,823          143,402
  Net cash provided by operating activities                                         4,398,843        3,029,002
  Cash flows from investing activities:
     Available for sale securities:
          Proceeds from sales                                                             -            998,750
          Proceeds from maturities                                                 21,042,647       16,638,297
          Payment for purchases                                                   (29,490,386)     (19,101,704)
     Net increase in loans                                                        (19,101,364)      (8,128,013)
     Net (increase) decrease in interest-bearing deposits
        in other institutions                                                          22,662          (12,910)
     Net decrease in Fed Funds Sold                                                 9,223,000        1,992,000
     Capital expenditures                                                          (1,088,817)        (567,880)
     Proceeds from sale of other real estate                                          124,093          227,827
  Net cash used in investing activities                                           (19,268,164)      (7,953,633)
  Cash flows from financing activities:
     Net decrease in noninterest-bearing deposits                                    (156,569)        (310,177)
     Net increase in interest-bearing deposits                                      1,729,300          295,447
     Proceeds from exercise of stock options                                           40,087           35,583
     Payment for repurchase of common stock                                        (1,092,520)        (221,493)
     Net increase in short-term borrowing                                           7,329,805        7,114,164
     Proceeds from issuance of long-term borrowings                                 9,200,000        4,000,000
     Principal payments on long-term borrowings                                             0       (3,600,000)
     Dividends paid                                                                (1,768,151)        (874,202)
   Net cash provided by financing activities                                       15,281,953        6,439,322
Net increase (decrease) in cash and cash equivalents                                  412,632        1,514,691
Cash and cash equivalents at beginning                                             14,025,302        9,521,270
Cash and cash equivalents at end                                                  $14,437,934      $11,035,961

  Supplemental cash flow information: 1999  1998
     Cash paid during the year for:
          Interest                                                                 $7,259,952       $7,652,133
          Income taxes                                                             $1,211,591       $1,200,000
  Supplemental schedule of non-cash investing and financing activities:
          Loans transferred to other real estate                                     $223,027         $267,153
          Loans charged off                                                           $71,856         $290,032
          Loans made in connection with the disposition of other
              real estate                                                             $25,372             $-

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

NOTE 2 - INVESTMENT SECURITIES

All investments are available for sale. The amortized cost and fair value of investment securities for the periods indicated are summarized as follows:

                                               September 30, 1999          December 31, 1998
                                           Amortized Cost  Fair Value  Amortized Cost  Fair Value
U.S. Treasury securities and obligations
   of other U.S. Govt agencies & corp         $12,947,633  $12,663,950   $11,117,705  $11,206,493
Mortgage Backed Securities                     33,073,164   32,757,892    29,264,412   29,534,297
Oblig. to states & political  subdivisions     15,615,937   15,497,344    13,664,274   14,006,742
Corporate Securities                              575,000      576,050       575,000      584,350
Equity Securities                               2,397,180    2,397,180     1,584,707    1,584,707
Totals                                        $64,608,914  $63,892,416   $56,206,098  $56,916,589


NOTE 3 - EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding which includes the common stock equivalents applicable to shares issuable under the stock options granted.

                                   Three Months Ended September 30,
                                           1999       1998
Net income available to common
     stockholders                        $871,729    $811,619

Weighted average shares outstanding     1,827,007   1,862,642

Basic earnings per share                    $0.48       $0.44

NOTE 4 - COMPREHENSIVE INCOME

The Financial Accounting Standards Board (FASB) has issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No. 130 on January 1, 1998, and all annual required disclosures have been included beginning with the Company's 1998 Form 10-K Annual Report.

The Company's comprehensive income for September 30, 1999 and 1998 is as follows:

                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                             1999         1998            1999         1998
Net Income                                 $871,729     $811,619        $2,450,367   $2,361,485

Unrealized gain(loss) on securities
     available for sale, net of tax        (195,767)     158,160          (899,878)     166,231
                                           $675,962     $969,779        $1,550,489   $2,527,716

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

BALANCE SHEET

At September 30, 1999, total assets were $297,362,084, an increase of $24,576,084, or 9.0%, over September 30, 1998, while assets grew $16,883,264 over December 31, 1998. Gross loans were $208,814,250 at September 30, 1999, growing $18,390,626 over third quarter 1998 and $18,861,908 over fourth quarter 1998. Loan growth has come primarily from commercial and real estate loans.

                     Period End Loan Composition
                                              September 30   % of        Dec. 31      % of
                                                   1999      total         1998       total
Commercial and financial                      $41,480,097    19.86%    $32,585,187    17.07%
Construction Loans                              3,486,337     1.67%      3,454,784     1.81%
Agricultural                                   39,035,398    18.69%     36,102,365    18.91%
Real estate                                   113,556,057    54.38%    107,482,454    56.30%
Installment                                    10,925,685     5.24%     10,962,459     5.74%
Lease financing                                   330,676     0.16%        316,743     0.17%

Total loans (including loans held for sale)  $208,814,250   100.00%   $190,903,992   100.00%

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

The aggregate amount of non-performing assets was approximately $2,366,185 and $2,148,136 at September 30, 1999, and 1998, respectively. Non-performing assets are those which are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. If nonaccrual and renegotiated loans had been current or not troubled, $59,493 of interest income would have been recorded for the three months ended September 30, 1999. Interest income actually collected and recorded was $37,767.

          Allowance for Credit Losses and Nonperforming Assets
                                                 Nine Months Ended
                                         September 30, 1999  September 30, 1998
Allowance for credit losses at
  beginning of period                        $2,159,145           $1,990,090
Provision Charged to Operating Expense          120,000              360,000
Recoveries on Loans                              57,254               71,157
Loans Charged off                               (71,856)            (288,718)

Allowance for losses at end of period        $2,264,542           $2,132,529

NONPERFORMING ASSETS
Nonaccrual loans                             $1,952,518           $1,881,965
Accruing loans past due
     90 days or more                             23,037              $20,732
Restructured loans                              390,630             $245,439
Total non-performing
   loans                                     $2,366,185           $2,148,136

Other real estate owned                        $158,725              $90,473

Management is not aware of any additional loans that represent material credits or of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

LIQUIDITY

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's need for cash. The Company manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. The primary sources of the Company's liquidity are marketable assets maturing within one year. At September 30, 1999, the carrying value of debt securities maturing within one year amounted to $3,064,740 or 5.0% of the total debt
securities portfolio.   The Company also holds $2,397,180 in marketable equity
securities. The Company attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin. Marketable assets maturing within one year will continue to be the primary source of liquidity along with stable earnings, and strong capital position.

In response to slow deposit growth to meet loan demand the Company has acquired more non-core funds. The primary funding sources utilized are Federal Home Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses, and public entities, and brokered CDs.

CAPITAL RESOURCES

Stockholders' equity at September 30, 1999 decreased to $28,299,989 compared to $29,334,761 at September 30, 1998. The change in equity between the two periods was primarily composed of the payment of dividends, and the repurchase of common stock. In January 1999, the Company repurchased 39,304 shares of common stock at $27.50 per share. Stockholders' equity included unrealized gains (losses), net of tax, on securities available for sale of ($440,446) at September 30, 1999 compared to $514,488 for the comparable prior year period. Tangible equity to assets at June 30, 1999 was 8.83%, with the Tier 1 leverage ratio at 12.13%.

Cash dividends of $0.20 per share were paid in the third quarter of 1999, representing a payout ratio of 41.83% for the quarter.

The adequacy of the Company's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As September 30, 1999, the Company's tier 1 risk-based capital ratio, total risk-based capital, and tier 1 leverage ratio were well in excess of regulatory minimums.

RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 1999 totaled $871,729, or $.48 for basic and diluted earnings per share. Comparatively, net income for the quarter ended September 30, 1998 was $811,619, or $.44 for basic and diluted earnings per share. Operating results for the third quarter 1999 generated an annualized return on average assets of 1.20% and an annualized return on average equity of 12.46%, compared to 1.18% and 11.32% for the comparable period in 1998. The net interest margin for third quarter 1999 was 4.48 % compared to 4.54% for the comparable quarter in 1998.

                                       Summary Results of Operations
(Dollars in thousands,                                                         1999                              1998
except per share amounts)                                             Third       Second        First       Fourth        Third
FINANCIAL HIGHLIGHTS:
Earnings and Dividends:
Net interest revenue                                                  $2,871       $2,864       $2,717       $2,813       $2,789
Provision for credit losses                                                            60           60           60          150
Other noninterest income                                                 479          546          569          532          520
Other noninterest expense                                              2,179        2,159        2,162        1,978        1,960
Net income                                                               872          831          748          887          812
Per common share
   Basic and diluted earnings                                           0.48         0.45         0.40         0.48         0.44
   Dividends declared                                                   0.20         0.60         0.17         0.34         0.17
   Book Value                                                          15.52        15.35        15.83        15.89        15.79
Average common shares (000's)                                          1,827        1,827        1,860        1,861        1,863
Dividend payout ratio                                                  41.83%      131.64%       41.42%       71.36%       38.92%
Balance Sheet Summary:
At quarter end:
   Loans net of unearned income                                      208,815      198,149      186,509      189,952      190,424
   Assets                                                            297,362      281,821      277,645      280,479      272,786
   Deposits                                                          222,470      217,400      217,777      222,322      211,135
   Shareholders equity                                                28,300       27,989       28,827       29,570       29,335
Average balances:
   Loans net of unearned income                                      204,237      194,757      188,401      193,201      193,313
   Assets                                                            290,405      280,373      279,234      278,588      275,710
   Deposits                                                          224,470      218,610      221,844      217,738      216,107
   Shareholders equity                                                27,989       28,443       28,814       29,323       28,690
Performance Ratios:
Return on average assets                                                1.20%        1.19%        1.07%        1.27%        1.18%
Return on average common equity                                        12.46%       11.69%       10.38%       12.10%       11.32%
Tangible Equity to assets                                               8.92%        9.38%        9.53%        9.72%        9.57%
Total risk-based capital                                               13.16%       13.67%       14.37%       15.11%       15.05%
Net loan charge-offs as a percentage
   of average loans                                                     0.01%        0.01%        0.02%        0.02%        0.09%
Nonperforming assets as a percentage
   of loans and other real estate                                       0.93%        0.94%        0.59%        0.75%        0.99%
Net interest margin                                                     4.48%        4.57%        4.52%        4.49%        4.54%
Efficiency ratio(1)                                                    62.81%       60.24%       63.53%       57.10%       57.49%
Fee revenue as a percentage of
   average assets                                                       0.16%        0.19%        0.20%        0.18%        0.17%
Stock Price Information:
High                                                                  $27.375      $27.375      $27.375      $27.50       $30.00
Low                                                                    27.375       27.375       25.50        23.00        27.50
Market value at quarter end (2)                                        27.375       27.375       27.375       26.00        30.00

(1) Net interest margin was tax adjusted for the periods presented.
(2) Market value at quarter end represents the average of bid and asked prices. The quotations reflect prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.
</RABLE>

NET INTEREST INCOME

Net interest income is the most significant component of earnings. Net interest income for the three months ended September 30, 1999 was $2,871,003. Comparatively, net interest income for the third quarter 1998 was $2,789,098. Fully taxable equivalent net interest income for the third quarter 1999
increased $101,612 to $2,990,195 over third quarter 1998.   Average earning
assets grew $12.6 million from the second quarter 1998. The net interest margin for the third quarter was 4.48% or 6 basis points less than the 4.54% margin in the third quarter 1998.


                                        Net Interest Income Analysis
                                                       Three months ended                     Three months ended
                                                       September 30, 1999                     September 30, 1998
                                              Average        Interest      Average     Average      Interest      Average
                                              Balance    Income/expense  Yield/Rate    Balance   Income/expense  Yield/Rate
Assets
  Interest earning assets:
   Loans                                    199,768,489     $4,356,239     8.72%     188,755,589     $4,382,182     9.29%
   Tax Exempt Loans                           4,468,773         85,291     7.63%       4,557,219         89,455     7.85%
   Taxable Investments                       46,322,446        725,855     6.27%      44,006,870        707,736     6.43%
   Municipal Investments-Txbl                   375,000          6,609     7.05%         375,000          6,609     7.05%
   Municipal Investments-TxEx                15,036,030        266,220     7.08%      10,869,204        204,637     7.53%
   Equity Securities                          1,354,022         20,102     5.94%       1,570,491         23,259     5.92%
   Other Interest Income                        187,734          2,052     4.37%       4,745,167         64,427     5.43%
  Total                                    $267,512,494      5,462,369     8.17%    $254,879,540      5,478,305     8.60%

 Non-interest earning assets:
   Cash & cash equivalents                   13,062,871                               11,415,502
   Premises & Equip-Net                       6,710,550                                5,426,604
   Other assets                               5,388,974                                6,186,572
   Less:Allow.for credit  loss               (2,269,911)                              (2,198,188)
  Total                                    $290,404,978                             $275,710,030

Liabilities & Stockholders' Equity:
  Interest bearing liabilities:
   Interest bearing demand                  $56,979,685       $404,529     2.84%     $55,501,644       $472,482     3.41%
   Savings deposits                          20,955,715         99,830     1.91%      20,617,877        117,280     2.28%
   Time deposits                            113,266,060      1,504,377     5.31%     113,372,956      1,653,325     5.83%
   Short-term borrowings                     25,924,895        274,025     4.23%      19,837,306        241,600     4.87%
   Long-term borrowings                      10,489,130        189,413     7.22%       7,369,565        105,035     5.70%
  Total                                    $227,615,485     $2,472,174     4.34%     $216,699,34     $2,589,722     4.78%

  Non-interest bearing liabilities
   Demand deposits                           31,268,158                               26,614,821
   Other liabilities                          3,532,376                                3,706,260
   Stockholders' equity                      27,988,959                               28,689,601
  Total                                    $290,404,978                             $275,710,030

Interest rate spread                                                       3.83%                                    3.82%
Net interest income
     and net interest margin                                $2,990,195     4.48%                     $2,888,583     4.54%

PROVISION FOR CREDIT LOSSES

Management determines the adequacy of the provision for credit losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for credit losses was $0 for the three months ended September 30, 1999, and $150,000 for the three months ended September 30, 1998. The allowance for credit losses as a percentage of gross loans outstanding was $2,264,542 or 1.10% of total loans on September 30, 1999, compared to $2,159,145 or 1.14% of total loans on December 31, 1998. Net charge-offs as a percentage of average loans outstanding were .01% and .09% during the three months ended September 30, 1999 and 1998, respectively.

Non-performing loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for credit losses is assessed based on credit quality and other pertinent loan portfolio information. The reserve for credit losses provided strong non-performing loan coverage, 95.7% at September 30, 1999 and 99.8% at December 31, 1998. The adequacy of the reserve and the provision for credit losses is consistent with the composition of the loan portfolio and recent credit quality history.

NON-INTEREST INCOME

Non-interest income decreased 7.88% to $479,033 during the three months ended September 30, 1999, from the comparable third quarter of 1998. There were no gains or losses on securities during the three months ended September 30, 1999.

Trust service fees continue to increase with the growth in trust business volume and assets managed by the Company's Trust Department. Fiduciary fees increased $28,722 or 25.46% compared to the same quarter last year.

                                      Noninterest Income

                               3rd Quarter 3rd Quarter
                                     1999      1998      Change   Change
Service Fees                      $178,236  $186,775     (8,539)   -4.57%
Trust Service Fees                 141,530   112,808     28,722    25.46%
Investment product commissions      42,528    55,873    (13,345)  -23.88%
Other operating income             116,739   164,576    (47,837)  -29.07%
   Total noninterest income       $479,033  $520,032    (40,999)   -7.88%

NON-INTEREST EXPENSE

Non-interest expenses increased 11.24% to $2,178,538 for the three months ended September 30, 1999, from $1,958,427 for the three months ended September 30,
1998.   All categories of noninterest expense increased, with the exception of
FDIC assessment, when compared to 1998.

Occupancy increased $81,654 or 23.63% over third quarter 1998, due to increase in maintenance costs, and depreciation of furniture, and equipment. Other operating increased $41,558 over third quarter 1998 primarily due to the addition of the call center and related telephone expenses. The remaining increase in other operating is due to various volume-related costs.

                                    Noninterest Expense
                                              3rd Quarter  3rd Quarter
                                                 1999           1998         Change     Change
Salaries and employee benefits                $1,135,909     $1,048,414      $87,495      8.35%
Occupancy                                        427,174        345,520       81,654     23.63%
Data Processing & Information Systems             22,136         16,407        5,729     34.92%
Goodwill & Core Deposit Intang Amortization       80,798         76,927        3,871      5.03%
FDIC Assessment                                    6,255          6,451         (196)    -3.04%
Other operating                                  506,266        464,708       41,558      8.94%
   Total noninterest expense                  $2,178,538     $1,958,427     $220,111     11.24%

Net realized loss on securities available
  for sale                                           -            1,250       (1,250)  -100.000%

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

The Company has also reviewed its non-information technology systems. Non-information technology systems include equipment in use in the business areas, which are not defined as computer hardware or peripheral devices. The Company has contacted vendors of non-information systems to determine Year 2000 compliance of these systems. The Company believes these non-information systems to be Year 2000 ready.

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

The Company also faces the risk that Year 2000 problems encountered by its customers may result in significant losses to the Company as a result of the inability to repay loans or as a result or reducing the nonloan portion of its customers' banking business. Approximately 54% of the Company's loan portfolio is concentrated in real estate loans, but these loans represent a diverse customer base. Similarly, the Company's commercial and agricultural loans represent approximately 20% and 19% respectively, of the loans outstanding, but also represent a diverse customer base. The Bank has increased its credit loss reserve for potential Year 2000 risk.

To the extent the Company incurs losses arising from the interruption of its business or claims by its customers or vendors as a result of Year 2000 problems, it may have insurance coverage. The scope and amount of such insurance reimbursement for such losses will depend upon the nature of any claims which may arise.

CONTINGENCY PLANS

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

An overall Y2K contingency plan was submitted to the FDIC in June 1999. It covers all aspects of bank operations. The different areas that were addressed are as follows:

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


                                MID-WISCONSIN FINANCIAL SERVICES, INC.



Date November 12, 1999                 GENE C. KNOLL
                                       Gene C. Knoll, President
                                       (Principal Executive Officer)

Date November 12, 1999                 RHONDA R. KELLEY
                                       Rhonda R. Kelley, Controller
                                       (Principal Accounting Officer)

                       EXHIBIT INDEX
                            to
                         FORM 10-Q
                            of
           MID-WISCONSIN FINANCIAL SERVICES, INC.
           For the period ended September 30, 1999
          Pursuant to Section 102(d), Regulation S-T
                 (17 C.F.R. <section>232.102(d))

Exhibit 27.  Financial Data Schedule