Form 10-K
period 1999-12-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2000-03-29
CIK 785024

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

 (Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

 For the fiscal year ended December 31, 1999

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

 For the transition period from             to

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

Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 3, 2000 the aggregate market value of the common shares held by non-affiliates was approximately $45,912,735.

The number of common shares outstanding at March 3, 2000 was 1,824,718.

                    DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated March 25, 2000 (to the extent specified herein): Part III

                                  FORM 10-K

                    MID-WISCONSIN FINANCIAL SERVICES, INC.

                             TABLE OF CONTENTS


PART I

       ITEM

       1. Business                                                      3
       2. Properties                                                    8
       3. Legal Proceeding                                              8
       4. Submission of matters to a vote of security holders           8


PART II
       5. Market for registrant's common equity and related
          stockholder matters                                           9
       6. Selected Financial Data                                      11
       7. Management's discussion and analysis of financial condition
          and results of operations                                    12
      7A. Quantitative and Qualitative Disclosures About Market Risk   30
       8. Financial statements and supplementary data                  31
       9. Changes in and disagreements with accountants on
          accounting and financial disclosure                          63


PART III

      10. Directors and executive officers of the registrant           64
      11. Executive compensation                                       64
      12. Security ownership of certain beneficial owners and
          management                                                   64
      13. Certain relationships and related transactions               64


PART IV

 14. Exhibits, financial statements schedules, and reports on
     Form 8-K                                                          65

                                    PART I

                               ITEM 1. BUSINESS


GENERAL

Mid-Wisconsin Financial Services, Inc. ("the Company") is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's subsidiary operates under the name Mid-Wisconsin Bank (the "Bank") and has its principal office in Medford, Wisconsin. Except as may otherwise be noted, this annual report on Form 10-K describes the business of the Company and the Bank as in effect on December 31, 1999.


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

The Trust and Investment Center located in Medford offers a wide variety of fiduciary, investment management and advisory services to individuals, corporations, charitable trusts, and foundations. The Bank also administers pension, profit sharing and other employee benefit plans, and personal trusts and estates.

THE BANK

The Bank was incorporated on September 1, 1890, as a state bank under the laws of Wisconsin. The Bank's principal office is located at 132 West State Street, Medford, Wisconsin, 54451. The Bank's principal office and branches, provide various commercial and consumer banking services for customers located principally in Taylor County and portions of Eau Claire, Lincoln, Clark, Marathon, Price and Oneida Counties, Wisconsin.

The Bank's principal branch offices are located at 134 South Eighth Street, Medford, Wisconsin 54451; 101 South First Street, Colby, Wisconsin 54421; 500 West Street, Neillsville, Wisconsin 54456; 2170 Lincoln Street, Rhinelander, Wisconsin 54501; and 864 North Lake Avenue, Phillips, Wisconsin 54555. These branches provide commercial and consumer banking services for customers located in the surrounding market areas.

The Bank is constantly looking for new technology to serve the customers' needs. Automated Teller Machines (ATMs), which provide 24-hour banking services are installed in many locations in the service area. A call center was established in February 1999 to provide financial services to customers over the phone. The call center is currently handling general customer service questions, account inquiries, fund transferring, stop payments, and opening deposit accounts. In March 2000 the Bank rolled out online banking to its customers. Customers will be able to check balances and activity in deposit and loan accounts, transfer funds, view check images, and pay bills electronically using the bill payer service. The Bank is the first bank of its size in central Wisconsin to implement a call center and online banking.

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

The Bank also offers certain insurance and securities transaction services and competes with numerous financial services and insurance agents. The passage of the Gramm-Leach-Bliley Act of 1999 will likely result in increased competition as financial services companies will now be permitted to conduct a broad range of insurance and securities business.

EMPLOYEES

All officers of the Company except the Chairman, Vice Chairman, and the Vice President are full-time employees of the Bank. As of December 31, 1999, the total employees of the Company and its subsidiaries were approximately 122 on a full-time basis and 37 on a part-time basis. Officers and certain supervisors are salaried, and all other full and part-time employees are paid on an hourly basis. Employee relations are considered to be good and none of the employees are covered by a collective bargaining agreement.

EXECUTIVE OFFICERS

The executive officers of the Company as of March 1, 2000, their ages, offices and principal occupation during the last five years are set forth below.

      Ronald D. Isaacson, 63
      Chairman of the Board of the Company (1991 to 1993 and 2000); Vice President of the Company (October 1996-May 1999); previously President and CEO (1993 to 1996) of the Company and Chairman of the Board of the Bank (1994 to May 1998).

      James F. Melvin, 50
      Vice Chairman of the Board of the Company (since August 1996); also Chairman of the Board of the Bank (since May 1998) and President of the Melvin Companies.

      Fred J. Schroeder, 62
      Vice President of the Company (since May 1999) and Mayor of the City of Medford.

      Gene C. Knoll, 46
      President of the Company (since October 1996) and President, Chief Executive Officer and a director of the Bank; previously, Vice President of the Company (1994 to 1996), President and CEO of the Company's Bank of Colby (1988 to 1994).

      William A. Weiland, 45
      Secretary and Treasurer of the Company (since May 1998) also Executive Vice President of the Bank.

      Rhonda R. Kelley, 26
      Controller of the Company (since September 1998).

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

Banking laws and regulations have undergone periodic revisions that often have a direct effect on the Bank's operations and its competitive environment. From time to time various formal or informal proposals, including new legislation, relating to, among other things, changes with respect to deposit insurance, permitted bank activities and restructuring of the federal regulatory scheme have been made and may be made in the future. The Gramm-Leach-Bliley Act of 1999 will eliminate many of the legal barriers to affiliations among banks and securities firms, insurance companies and other financial service companies. The provisions of the Act will become effective at various times over the next year. The changes in the rules governing the affiliation of banks and securities firms and insurance companies became effective March 11, 2000. The overall effect of the new law is expected to give consumers greater choice to do "one-stop" shopping for banking, and insurance services and securities transactions. The effect of the new law will likely be an increase in competition from larger financial institutions. It is possible that such changes may have a significant impact on the Company's competitive circumstances and that such changes may have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations.

MONETARY POLICY

The earnings and growth of the Bank, and therefore the Company, are affected by the monetary and fiscal policies of the federal government and governmental agencies. The Board has broad power to expand and contract the supply of money and credit and to regulate the rates that its member banks can pay on time and savings deposits. These broad powers are used to influence inflation and the growth of the economy and directly affect the growth of bank loans, investments and deposits, and may also affect the interest rates charged by banks on loans paid by banks in respect of deposits. Governmental and Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. Management of the Company is not able to anticipate the future impact of such policies and practices on the growth of the profitability of the Company.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, reports to shareholders, in press releases, and in other oral and written statements made by or with the approval of the Company which are not statements of historical fact will constitute forward-looking statements within the meaning of the Act.

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

The Bank's administrative office is located at 132 West State Street, Medford, Wisconsin, in the main business district. The Bank's main retail facility is located at 134 South Eighth Street, Medford, Wisconsin. The Bank owns both facilities.

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

No matters were submitted to a vote of shareholders during the fourth quarter of 1999.

                                    PART II

                 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                          AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

There is no active established public trading market in the Company common stock, although two regional broker-dealers act as market makers for the Company common stock. Bid and ask quotations are published periodically in the MILWAUKEE JOURNAL SENTINEL and prices are quoted on the OTC Electronic Bulletin Board under the symbol "MWFS". Transactions in the Company common stock are limited and sporadic.

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

HOLDERS

As of March 15, 2000, there were approximately 816 holders of record of the Company's $.10 per share par value common stock. Some of the Company's shares are held in "street" name and the number of beneficial owners of such shares is not known nor included in the foregoing number.

DIVIDEND POLICY

The Company's Bylaws provide that, subject to the provisions of applicable law, the Board of Directors may declare dividends from unreserved and unrestricted earned surplus, at such times and in such amounts as the board shall deem advisable.

The Company's ability to pay dividends depends upon the receipt of dividends from the Bank, payment that is subject to regulatory laws and regulations. The declaration of dividends by the Company is discretionary and will depend upon operating results and financial condition, regulatory limitations, tax considerations and other factors. The Company has paid regular dividends since its inception in 1986.

As of December 31, 1999, the Bank could have paid approximately $9,428,000 of additional dividends to the Company without prior regulatory approval. The payment of dividends is subject to the statutes governing state-chartered banks.

MARKET PRICES AND DIVIDENDS

Price ranges of over-the-counter quotations and dividends declared per share on the Company common stock for the periods indicated are:

                       1999                             1998
                  Prices:
Quarter      High       Low   Dividends(1)   High        Low   Dividends(2)
1st        $27.38     $25.50     .17        $27.50     $27.25     .15
2nd         27.38      27.38     .60         28.00      27.50     .15
3rd         27.38      27.38     .20         30.00      27.50     .17
4th         27.50      27.50     .20         27.50      23.00     .34

(1) The $.60 per share dividend declared in the second quarter of 1999 includes a special dividend of $.40 per share.
(2) The $.34 per share dividend declared in the fourth quarter of 1998 includes a special dividend of $.17 per share.

Prices represent the bid price from market makers in the common stock published periodically in the MILWAUKEE JOURNAL SENTINEL. Market makers in the company's common stock are Robert W. Baird & Co, Incorporated and Everen Clearing Corp. The quotations reflect prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions. There is no active established public trading market.

SALES OF UNREGISTERED SECURITIES

During the three-fiscal year period ended December 31, 1999, the Company sold common stock in connection with the exercise by employees of options granted under the 1991 Stock Option Plan. These shares were not registered under the Securities Act of 1933, but were offered in reliance on the exemptions afforded under sections 4(2) and 3(a)(11) thereof as all optionees were officers of the Bank and all are residents of the State of Wisconsin. All proceeds from the sale of such shares were used for general corporate purposes. Sales of shares during each fiscal year were as follows:

                                          Aggregate
                          Aggregate     Consideration
      Year Ended         Shares Sold       Received
         1999               3,539          $ 65,959
         1998               4,678          $ 72,068
         1997               7,981          $101,060

                      ITEM 6. SELECTED FINANCIAL DATA

Table 1: Earnings Summary and Selected Financial Data
                                                        Years Ended December 31

                                         1999        1998        1997        1996        1995
FINANCIAL HIGHLIGHTS: (Dollars in Thousands, Except Per Share Amounts)
Earnings and Dividends:
Net interest income                    $11,395     $11,038     $10,800     $10,757     $10,182
Provision for credit losses                180         420         140         400         100
Other non-interest income                2,107       2,085       2,258       2,033       1,397
Other non-interest expense               9,974       9,455       9,411       9,114       8,598
Net income                               3,348       3,248       3,507       3,276       2,881
Per common share:
 Basic and diluted earnings               1.83        1.74        1.88        1.76        1.55
 Dividends declared                       1.17        0.81        0.75        0.67        0.47
 Book value at year end                  15.62       15.89       14.95       13.79       12.79
Average common shares (000's)            1,826       1,862       1,868       1,865       1,861
Dividend payout ratio                    63.93%      46.55%      39.89%      38.07%      30.32%
Shareholders of record at year end         816         830         790         750         710
Balance Sheet Summary:
At year end:
 Loans net of unearned income          217,546     189,952    $185,015    $174,842    $172,678
 Assets                                307,684     280,479     263,675     251,501     244,606
 Deposits                              230,170     222,322     211,149     202,412     192,144
 Shareholders equity                    28,499      29,570      27,867      25,725      23,750
Average balances:
 Loans net of unearned income          200,497     190,014     178,968     171,381     166,958
 Assets                                288,287     272,084     254,352     244,772     236,659
 Deposits                              222,755     214,246     198,935     192,220     188,586
 Shareholders equity                    28,396      28,558      26,633      24,544      21,920
Performance Ratios:
Return on average assets                  1.16%       1.19%       1.38%       1.34%       1.22%
Return on average common equity          11.79%      11.37%      13.17%      13.35%      13.14%
Equity to assets                          9.26%      10.54%      10.57%      10.23%       9.71%
Total risk-based capital                 12.93%      15.11%      14.94%      15.66%      13.92%
Net loan charge-offs as a percentage
 of average loans                         0.03%       0.13%       0.10%       0.12%       0.07%
Nonperforming assets as a percentage
 of loans and other real estate           0.63%       0.75%       0.70%       0.58%       0.67%
Net interest margin                       4.47%       4.55%       4.56%       4.78%       4.67%
Efficiency ratio                         61.12%      58.37%      56.40%      56.08%      59.92%
Fee revenue as a percentage of
 average assets                           0.46%       0.45%       0.44%       0.43%       0.44%
Stock Price Information:
High                                    $27.50      $27.50      $27.25      $24.00      $21.00
Low                                      25.50       23.00       24.00       21.00       15.00
Market Price at year end (1)             27.50       26.00       27.25       24.00       19.50

(1) Market value at year-end represents the bid price. The quotations reflect prices, without retail mark-up, markdown, or commissions, and may not necessarily represent actual transactions.

              ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCAL
                         CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis reviews significant factors with respect to the Company's financial condition and results of operation at and for the three-year period ended December 31, 1999. This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report.

The Company is not aware of any current recommendations by any regulatory authority, which, if they were implemented, would have a material effect on liquidity, capital resources, or operations.

Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially from those in such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results see Item 1, Cautionary Statement Regarding Forward-Looking Information, in this Annual Report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

The Company's consolidated net income for 1999 increased 3.1% to $3,348,117 over $3,248,084 earned in 1998. Return on average common stockholders' equity and return on average assets were 11.79% and 1.16% for 1999 compared to 11.37% and 1.19% for 1998. Net income per share was $1.83, a 5.2% increase over 1998 net income per share of $1.74. Cash dividends declared in 1999 were $1.17, compared to $.81 per share in 1998. The dividend payout ratio was 63.93% compared to 46.55% in 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). FASB 133 establishes new accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of condition. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Adoption of the standard is required for the Company's December 31, 2000 financial statements with early adoption allowed as of the beginning of any quarter after June 30, 1998. Adoption is not expected to result in a material financial impact.

For other changes in accounting principals see footnote 2 on the Notes to the Financial Statements.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest-rate risk exposure. The measurement of the market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments that reflect changes in market prices and rates, can be found in footnotes 16 and 17 on the Notes to the Financial Statements.

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

NET INTEREST INCOME

Net interest income represents the difference between interest earned on loans, securities and other interest-earning assets, and the interest expense associated with the deposits and borrowings that fund them. Interest rate fluctuations together with changes in volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income.

Table 2: Interest Income and Expense Volume and Rate Change
                                        1999 Compared to 1998         1998 Compared to 1997
                                         Increase (Decrease)            Increase (Decrease)
(In Thousands of Dollars)                     Due to (1)                     Due to (1)
                                     Volume      Rate       Net     Volume      Rate        Net
Interest income:
 Loans (2)                            $444      $(403)      $41      $997      $(444)      $553
 Taxable investment securities          94        (77)       17      (113)       (37)      (150)
 Tax-exempt invest (2)                 236        (38)      198       198        (25)       173
 Other interest income                 (79)       (17)      (96)      105         (3)       102
 Total earning assets (2)              695       (535)      160     1,188       (510)       678

Interest expense:
 Savings deposits                     $104      $(304)    $(200)     $271      $(341)      $(70)
 Time deposits                          48       (492)     (444)      344        (42)       302
 Short Term Borrowing                  200        (30)      170         2        (57)       (55)
 Long Term Borrowing                   209          3       212        28         (8)        20
 Total interest-bearing liabilities    562       (824)     (262)      645       (448)       197

Net interest income                   $133       $289      $422      $542       $(61)      $481

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

Volumes and changes in the mix offset most of the impact from the interest rate environment and competitive pricing changes. Earning asset volume increased $14 million, and interest-bearing liabilities increased $12 million from 1998. During 1999 the mix of assets and liabilities shifted towards lower yielding loans and lower rate deposits.

Table 3: Yield on Earning Assets
                                      Year Ended            Year Ended         Year Ended
                                   December 31, 1999    December 31, 1998   December 31, 1997
                                   Yield     Change     Yield     Change     Yield    Change
Yield on earning assets             8.18%    -0.39%      8.57%    -0.17%      8.74%   -0.05%
Effective rate on all liabilities
as a % of earning assets            3.71%    -0.31%      4.02%    -0.16%      4.18%    0.17%

Net yield on earning assets         4.47%    -0.08%      4.55%    -0.01%      4.56%   -0.22%

Loans are the largest component of earning assets. On average, loans grew $10 million to $200 million for 1999, and represented 75.5% of earning assets. A change in the total yield on the loan portfolio generally has the largest impact on net interest income. The yield on total loans decreased 47 basis points to 8.79% in 1999. The yield was strongly impacted by the loans tied to the prime lending rate repricing immediately with a change in the rate, and competitive pricing on loans.

Deposits are the largest component of interest bearing liabilities. Deposit growth has not kept pace with asset growth, in part because of a low rate of personal savings by households and competition for depositor funds from higher-yielding investments. On average, total deposits grew $4 million for 1999, and represented 85.1% of interest bearing liabilities, compared to 88% for 1998. As a result, the Bank had greater dependence on wholesale funds to fund the asset growth. On average, borrowed funds increased 31% to $34 million in 1999.

Table 4: Average Balances and Interest Rates (2)
                                     Average      1999     Yield     Average      1998     Yield
(Dollars in Thousands)               Balance    Interest    Rate     Balance    Interest    Rate
Assets
Earnings Assets
 Interest earning assets:
 Loans (1) (3)                       $200,497    $17,631    8.79%    $190,014    $17,590    9.26%
 Taxable Investments                   48,039      2,926    6.09%      46,218      2,909    6.29%
 Non-taxable investments               14,465      1,033    7.14%      11,130        835    7.50%
 Other Interest Income                  2,562        123    4.80%       4,186        219    5.23%
 Total earning assets                $265,563     21,713    8.18%    $251,548     21,553    8.57%

Non-interest earning assets:
 Cash & cash equivalents               12,816                          10,114
 Other assets                          12,152                          12,558
 Allow. for credit losses              (2,244)                         (2,136)
 Total assets                        $288,287                        $272,084

Liabilities & Stockholders' Equity:
 Interest bearing liabilities:
 Interest bearing demand              $19,813       $294    1.48%     $18,410       $341    1.85%
 Savings deposits                      58,826      1,766    3.00%      56,967      1,919    3.37%
 Time deposits                        113,776      6,106    5.37%     112,948      6,550    5.80%
 Short-term borrowings                 23,485      1,091    4.65%      19,149        921    4.81%
 Long-term borrowings                  10,136        586    5.78%       6,521        374    5.74%
 Total interest bearing
 liabilities                         $226,036     $9,843    4.35%    $213,995    $10,105    4.72%

 Demand deposits                       30,341                          25,920
 Other liabilities                      3,514                           3,611
 Stockholders' equity                  28,396                          28,558
 Total liabilities and
 stockholders' equity                $288,287                        $272,084

Net interest income and
Rate Spread                                      $11,870    3.83%                $11,448    3.85%

Net yield on earning
Assets                                                      4.47%                           4.55%

(1) Non-accrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
(3) Interest income includes loan fees: 1999 - $338,050; 1998 - $331,754; 1997 - $409,928.

The net interest margin was 4.47% for 1999, an 8 basis point decline from 4.55% in 1998. The interest spread decreased 2 basis points to 3.83% for 1999. The yield on earning assets decreased 39 basis points to 8.18%, while the rate on interest bearing liabilities decreased 37 basis points to 4.35% for 1999. The sensitivity of the asset mix to the yield curve was larger than the benefit from re-pricing the liabilities.

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

Table 5: Mix of Average Interest-Earning Assets and Average Interest-Bearing
Liabilities
                               1999           1998            1997
Loans                         75.50%          75.54%          75.42%
Taxable investments           18.09%          18.37%          20.23%
Non-taxable                    5.45%           4.42%           3.43%
Other                          0.96%           1.67%           0.92%
                             100.00%         100.00%         100.00%


Interest bearing demand        8.77%           8.60%           8.63%
Savings deposits              26.03%          26.62%          25.87%
Time deposits                 50.34%          52.78%          53.04%
Short Term Borrowing          10.39%           8.95%           9.47%
Long Term Borrowing            4.47%           3.05%           2.99%
                             100.00%         100.00%         100.00%

NON-INTEREST INCOME

Total 1999 operating non-interest income, excluding gains from security transactions, pension settlement curtailment and sale of mortgage servicing rights, increased slightly, $23,407 or 1.1%, over 1998, compared to an increase of $310,992, or 17.6% in 1998 over 1997.

Table 6: Non-interest income
                                                 Years Ended December 31,
                                                1999         1998         1997
Service Fees                                  $706,026     $696,768     $631,553
Trust Service Fees                             569,312      487,795      448,174
Net Realized Gain on sale of securities
 available for sale                                -          1,900       14,632
Gain on pension settlement/curtailment             -            -        258,294
Investment product commissions                 241,466      271,903      247,183
Gain on sale of mortgage servicing rights          -            -        212,881
Other Operating Income                         589,919      626,850      445,414
 Total                                      $2,106,723   $2,085,216   $2,258,131

Fiduciary fees increased to $569,312 in 1999, compared to $487,795 in 1998 and $448,174 in 1997. This increase reflects the continued growth in trust business volume and growth in the assets managed by the Bank's Trust Department. The market value of assets under management totaled $134,956,486 at December 31, 1999, from $123,583,201 at December 31, 1998, and $111,077,268 at December 31,
1997.

NON-INTEREST EXPENSE

Total non-interest expense increased $641,468 or 8.1% in 1999. Personnel expense accounts for 42.5% of this increase, up $272,721 over 1998. Occupancy expenses increased $166,172 over 1998.

Table 7: Non-interest Expense
                                                      1999         1998           1997
Salaries and employee Benefits                    $4,510,574    $4,237,853    $4,215,070
Occupancy                                          1,328,126     1,161,954     1,123,692
Data processing & information systems                433,885       348,828       355,764
Goodwill & core deposit Intangibles amortization     323,193       307,704       178,868
Other operating expense                            1,946,089     1,844,060     1,682,427
 Total                                            $8,541,867    $7,900,399    $7,555,821

Salaries and employee benefits increased $272,721 or 6.4% compared to 1998. This category continues to be the largest component of non-interest expense, representing 52.8% of operating expenses in 1999 and 53.6% and 55.8% in 1998 and 1997, respectively. The increase in 1999 was attributable to base merit pay increases, commission or incentive pay, document imaging staff salary, new positions added, and vacant positions filled.

Increased depreciation, maintenance, utilities, and goodwill and core deposit intangible amortization directly reflect the investment made in new technology in 1999. Included in non-interest expense categories are charges related to the Bank's activities to prepare its systems for the Year 2000. During the current year, these costs were not material and represent a reallocation of internal resources.

PROVISION FOR CREDIT LOSSES

The adequacy of the reserve for credit losses is assessed based upon credit quality, existing and prospective economic conditions and loss exposure by loan category. Management determines the allowance for credit losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for credit losses was $180,000 in 1999; compared to $420,000 in 1998 and $140,000 in 1997.

The allowance for credit losses as a percentage of gross loans outstanding was 1.05% at December 31, 1999; 1.14% at December 31, 1998; and 1.08% at December 31, 1997. Charge-offs as a percentage of average loans outstanding were .03 % in 1999; .13% in 1998; and .10% in 1997. Charge-offs have not been concentrated in any industry or business segment as reflected in Table 8.

The loan portfolio is the primary asset subject to credit risk. Credit risk is controlled through the use of credit standards, review of potential borrowers, and loan payment performance. As of December 31, 1999, the allowance for credit losses grew by 5.9% to $2,285,675, compared to $2,159,145 last year.

Table 8: Loan Loss Experience
                                                            Years Ended December 31,
                                                             (Dollars in Thousands)

                                                1999      1998       1997       1996       1995
Allowance for credit losses at beginning
 of period                                    $2,159     $1,990     $2,031     $1,836     $1,859
Loans Charged off:
 Commercial, financial and
  agricultural                                    31        211        111        190        123
 Real Estate                                      11         46         45         17         32
 Installment and other consumer loans
  to individuals                                  86         72         89        105         35

 Total charge offs                               128        329        245        312        190

Recoveries on loans previously charged
 off:
 Commercial, financial and
  agricultural                                    25         60         27         80         36
 Real estate                                      30          0          0          2          1
 Installment and other consumer
  loans to individuals                            20         18         37         25         30

 Total recoveries                                 75         78         64        107         67

Net loans charged-off                             53        251        181        205        123


Additions charged to operations                  180        420        140        400        100

Allowance for credit losses at end of
 Period                                       $2,286     $2,159     $1,990     $2,031     $1,836

Ratio of allowance for credit losses
to total loans at end of period                 1.05%      1.14%      1.08%      1.16%      1.07%

Ratio of net charge-offs during the
period to average loans outstanding             0.03%      0.13%      0.10%      0.12%      0.07%

The allowance for credit losses represents management's estimate of an amount adequate to provide for potential losses in the loan portfolio. Adequacy of the allowance for credit losses is based on management's ongoing review and grading of the loan portfolio, past loan loss experience, trends in past due and nonperforming loans, current economic conditions, and collateral.

In the opinion of management, the allowance for credit losses is adequate as of December 31, 1999. While management uses available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions.

The allocation of the year-end allowance for credit losses for each of the past five years based on management's estimates of loss exposure by category of loans is shown in Table 9. Management believes this allocation is appropriate in light of current and expected economic conditions, the geographic and industry mix of the loan portfolio and other risk related factors. Commercial loans secured by real estate are included in this table under the category of real estate and the allowance for credit losses is allocated to cover expectations of loss.

Table 9: Allocation of the Allowance for Credit Losses

                                     1999                1998               1997                 1996                1995
                                         as a %             as a %              as a %              as a %             as a %
(Dollars in Thousands)                  of Total           of Total            of Total            of Total           of Total
                               Amount    Loans     Amount    Loans    Amount     Loans     Amount    Loans     Amount   Loans
Commercial, financial,
 agricultural                   $858     35.44%     $865     35.88%     $763     32.64%     $814     32.03%     $644    33.54%

Real Estate                    1,091     58.61%      967     58.13%      842     60.19%      850     60.92%      958    59.53%

Installment and other
 loans to individuals            181      5.02%      193      5.74%      191      6.79%      162      6.57%      181     6.80%

Impaired Loans                   156      0.93%      134      0.25%      194      0.38%      132      0.48%       51     0.13%

Unallocated                        0       n/a         0       n/a         0       n/a        73       n/a         2      n/a

Total                         $2,286    100.00%   $2,159    100.00%   $1,990    100.00%   $2,031    100.00%   $1,836   100.00%

Factors that are critical to managing overall credit quality are sound loan underwriting and administration, and monitoring existing loans. The Company's process for monitoring loan quality includes weekly analysis of delinquencies, non-performing assets and potential problem loans. The Company's policy is to place loans on a non-accrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued (including applicable impaired loans) but not collected for loans that are placed on non-accrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment will continue within a reasonable time frame.

A loan is impaired when, based on current information, it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impairment is based on discounted cash flows of expected future payments using the loans effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Table 10: Risk-Element Loans
Risk-element loans        Dec. 31    of total  Dec. 31  % of total  Dec. 31  % of total  Dec. 31  % of total  Dec. 31  % of total
(Dollars in Thousands)      1999      loans      1998      loans      1997      loans      1996      loans      1995      loans
Non-accrual, past due,
 and restructured loans    $1,854     0.85%     $2,164     1.14%     $1,238     0.67%     $1,072     0.61%     $1,152      0.67%
Potential problem loans     2,018     0.93%        476     0.25%        161     0.09%        448     0.26%         72      0.04%
Foreign outstandings            0     0.00%          0     0.00%          0     0.00%          0     0.00%          0      0.00%

Total risk-element
 loans                     $3,872     1.78%     $2,640     1.39%     $1,399     0.76%     $1,520     0.87%     $1,224      0.71%

Included above in potential problem loans is $865,947 of impaired loans (.40%) in non-accrual status at December 31, 1999. In addition, there are $1,151,755 (.05%) of impaired loans which management has considered in the allowance for credit losses. The average balance of impaired loans during 1999 was $1,842,855.

Total risk-element assets (loans and other real estate) increased during 1999. As a percentage of total outstanding loans, the non-performing assets increased
 .39% to 1.78% in 1999. The percentage of risk-element assets had increased .63% in 1998 and decreased .11% in 1997. There are no foreign loans outstanding and no concentrations of credit requiring disclosure.

Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Previously accrued and uncollected interest on such loans is reversed, and income is recorded only to the extent that interest payments are subsequently received and principal is collectible.

Loans past due 90 days or more but still accruing interest are also included in nonperforming loans. Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured and in the process of collection. Also included in nonperforming loans are restructured loans. Restructured loans involve granting a concession to the borrower modifying the terms of the loan.

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is fully assured, in which case interest is recognized on the cash basis. The interest that would have been reported in 1999 if all loans had been current throughout the year in accordance with their original terms was $162,954 in comparison to $143,502 actually collected.

Table 11: Nonperforming Loans and Other Real Estate Owned
(Dollars in Thousands)        1999       1998       1997     1996      1995
Non-accrual loans           $1,371     $1,416     $1,087     $847     $1,132
Loans past due 90 days          64         38         35       36          3
 or more
Restructured loans             419        710        116      189         17
Total Non-performing
 Loans                      $1,854     $2,164     $1,238   $1,072     $1,152

Other real estate owned        $70        $56        $50     $135         $5
Total non-performing
 assets                     $1,924     $2,220     $1,288   $1,207     $1,157

The reserve for credit losses continues to provide non-performing loan coverage, at 119% at December 31, 1999. This compares to non-performing loan coverage of 97% at December 31, 1998, and 155% at December 31, 1997.

INCOME TAXES

The effective tax rate was 30.0% in 1999, 32.4% in 1998, and 34.6% in 1997.

LIQUIDITY AND INTEREST SENSITIVITY

The Bank's Asset Liability Management process provides a unified approach to management of liquidity, capital and interest rate risk, and to providing adequate funds to support the borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes.

Deposit growth is the primary source of liquidity. Total year-end deposits increased $7,848,423 from 1998 to 1999. Another substantial source of the Company's liquidity is the marketable assets maturing within one year. At December 31, 1999, the carrying value of debt securities maturing within one year amounted to $8,273,194; or 13.1% of the total investment securities portfolio. At December 31, 1998, the carrying value of debt securities maturing within one year amounted to $14,948,184 or 26.3% of the total investment securities portfolio.

The Company attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin. During the third and fourth quarters of 1999 the Bank experienced a surge in loan growth of $19,374,397 or 70.5% of the total 1999 loan growth. As a result the Banks long-term debt-to-equity ratio increased to 70.2% from 19.6% at December 31, 1998.

Management's overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. Table 12 represents the Company's earning sensitivity to changes in interest rates at December 31, 1999.

Table 12 reflects a negative gap position in all categories one year or less; the cumulative one-year gap ratio is negative at 52.30%. The Bank is attempting to change this trend in the gap ratio by offering more time deposit products maturing over one year and shortening final loan maturities and offering more variable rate loan products. A significant portion of consumer deposits do not re-price or mature on a contractual basis. These deposit balances and rates are considered to be core deposits since these balances are generally not susceptible to significant interest rate changes. The Bank's Asset/Liability Committee distributes these deposits over a number of periods to reflect those portions of such accounts that are expected to re-price fully with market rates over the simulation period. The assumptions are based on historical experience with the Bank's individual markets and customers and include projections for how management expects to continue to price in response to marketplace and market changes. The Asset/Liability Committee uses financial modeling techniques that measure the interest rate risk. Policies established by the Bank's Asset/Liability Committee limit exposure of earnings at risk. Management considers that an acceptable range for the rate sensitivity ratio is 70-130%.

Table 12: Rate Sensitivity Gap Position
                                                                           December 31, 1999

                                           90 day     91-180 days     181-365 days     1-5 Years     Beyond 5 Years      Total
Loans                                     $22,416      $17,457         $29,265         $113,621        $34,787        $217,546
Securities                                  2,374        2,034           5,692           33,870         19,395         $63,365
Fed Funds & Other                              17                                                                           17
                                          $24,807      $19,491         $34,957         $147,491        $54,182        $280,928

Cumulative Rate Sensitive Assets          $24,807      $44,298         $79,255         $226,746       $280,928

<100 CDs & Other Time Dep                  17,355       18,233          26,544           28,010              3          90,145
Money Market Plus Accounts                  8,887                        4,443            4,443         11,849          29,622
Money Market Savings Accounts               3,152                        1,576            1,576          4,203          10,507
Regular Savings                             2,064                        2,064            2,064         14,446          20,637
Now Accounts                                5,938                        3,959            3,959          5,938          19,794
100 & Over                                  6,166        8,385          10,041            4,257                         28,849
FF Purch, Repo, & Other Borrowed Funds     25,920        6,000             800           12,200          1,000          45,920
                                          $69,482      $32,618         $49,427          $56,509        $37,439        $245,474

Cumulative Rate Sensitive Liabilities     $69,482     $102,100        $151,526         $208,035       $245,474

Rate Sensitivity Gap                     $(44,675)    $(13,127)       $(14,470)         $90,982        $16,743

Cumulative Rate Sensitivity              $(44,675)    $(57,802)       $(72,271)         $18,711        $35,454
 Gap
Cumulative gap ratio                        35.70%       43.39%          52.30%          108.99%        114.44%

INVESTMENT PORTFOLIO

The investment securities portfolio is intended to provide liquidity, flexible asset/liability management and a source of stable income.

Table 13: Investment Securities Portfolio Maturities (1)
                                                 After                 After
(Dollars in Thousands)                          One But               Five but
                            Within   Weighted    Within    Weighted    Within   Weighted
December 31, 1999          One Year   Yields   Five Years   Yields   Ten Years   Yields
U.S. Treas & other U.S.
 Gov't agencies & corp      $5,480     6.67%     $23,788     6.48%     $9,257     6.78%

State & political sub-
 divisions (domestic)          878     5.47%       6,950     4.90%      8,219     4.72%

Other bonds, notes, and
 debentures                  1,916     6.27%       3,132     6.71%      1,878     7.19%

Debt Securities             $8,274     6.45%     $33,870     6.18%    $19,354     5.95%

Equity Securities            1,826     6.36%                               41     3.69%

Total Securities           $10,100     6.43%     $33,870     6.18%    $19,395     5.94%

(1) Weighted average yields on tax-exempt securities have been calculated on a tax equivalent basis using a tax rate of 34%.

All securities are classified as available-for-sale. There are no securities in the investment portfolio that are in excess of ten percent of stockholders' equity.

Securities with an approximate carrying value of $41,142,109 and $25,438,126, at December 31, 1999 and 1998 respectively, were pledged primarily to secure public deposits and for other purposes required by law.

Table 14: Investment Securities Distribution (1)
                                   December 31, 1999      December 31, 1998      December 31, 1997
(Dollars in Thousands)             Amount  % of total    Amount   % of total    Amount   % of total
U.S. Treas & other U.S. Gov't
 Agencies & Corp.                 $44,877     70.82%     $40,741     71.58%     $41,023     75.61%

State & Political subdivisions
 (domestic) (1)                    16,047     25.32%      14,007     24.61%      10,356     19.09%

Other securities and
 Investments                        2,441      3.85%       2,169      3.81%       2,877      5.30%


Total                             $63,365    100.00%     $56,917    100.00%     $54,256    100.00%

(1) Weighted average yields on tax-exempt securities have been calculated on a tax equivalent basis using a tax rate of 34%.

During 1999, the interest rates beyond one year increased, ending the year .01% to .59% higher than 1998 year-end. The market value of the fixed income portion on the investment portfolio as a percentage of book value has declined due to the increase in interest rates. At December 31, 1999 market value was 97.9% of book value. The net unrealized loss on securities available for sale, recorded as a separate component of stockholders' equity, was $800,525, net of deferred income taxes of $489,690 compared to a gain of $459,432, net of deferred taxes of $253,978 at December 31, 1998.

The Bank's investment subsidiary, Mid-Wisconsin Investment Corp., was formed in June 1994, and currently holds approximately $67,911,255 in investments and loans at book value. Income tax expense for 1999 was approximately $178,000 lower as a result of holding these investments and loans at the subsidiary.

Table 15: Book Value and Market Value of Investment Securities
                                           December 31, 1999  December 31, 1998
U.S. Treasury securities and obligations
 of other U.S. Govt agencies & corp            $44,876,832       $40,740,790
Obligations to states & political
 subdivisions                                   16,046,592        14,006,742
Other securities                                 2,441,241         2,169,057
Totals                                         $63,364,665       $56,916,589

LOAN PORTFOLIO

Table 16 sets forth the approximate maturities of the loan portfolio, excluding consumer, other loans, and non-accrual loans; and the sensitivity of loans to interest changes as of December 31, 1999.

Table 16: Loan Maturity Distribution and Interest Rate Sensitivity


                                                               Maturity
 (Dollars in Thousands)                         One Year       Over one       Year Over
                                                 or Less     to Five Years    Five Years
Commercial, financial and
 commercial real estate                           $30,772        $60,494        $10,931
Agricultural                                       25,505         10,551          3,277
Real estate mortgage                                8,871         30,004         19,932

Total                                             $65,148       $101,049        $34,140

                                                             Interest Sensitivity
Amount of Loans Due After One Year With:                   Fixed           Variable
 (dollars in thousands) Rate Rate
Commercial and financial                                  $60,682           $10,743
Agricultural                                               10,504             3,324
Real Estate                                                20,689            29,247

Total                                                     $91,875           $43,314

Total loans increased by $27,593,518, or 14.5%, to $217,545,860 at the end of 1999. Increases were experienced primarily in commercial lending, with a $7,074,463 increase in commercial loans, $5,406,960 increase in commercial real estate, $12,061,015 increase in residential mortgages, and $4,176,803 increase in agricultural loans.

 Table 17: Loan Composition
                            Dec. 31    % of       Dec. 31    % of       Dec. 31    % of       Dec. 31    % of       Dec. 31    % of
(Dollars in Thousands)       1999     total       1998     total       1997     total      1996     total       1995     total
Commercial and financial    43,360    19.93%     32,585    17.15%     26,943    14.56%    26,923    15.40%     28,075    16.38%
Construction Loans           4,137     1.90%      3,455     1.82%      1,700     0.92%       891     0.51%      1,272     0.74%
Agricultural                40,280    18.52%     36,103    19.01%     34,952    18.89%    30,869    17.66%     27,963    16.32%
Real estate                118,591    54.51%    106,530    56.08%    108,360    58.57%   104,002    59.48%    101,473    59.21%
Installment                 10,931     5.02%     10,962     5.77%     12,642     6.83%    11,499     6.58%     11,819     6.90%
Lease financing                247     0.11%        317     0.17%        418     0.23%       658     0.37%        762     0.45%

Total loans               $217,546   100.00%   $189,952   100.00%   $185,015   100.00%  $174,842   100.00%   $171,364   100.00%

Real estate mortgage loans totaled $118,590,913 at the end of 1999 and $106,530,099 at the end of 1998. Loans in this classification in 1999 include $63,399,908 of loans secured by 1-to-4 family residential properties. Residential real estate loans consist of home mortgages, home equity lines, and second mortgages. Commercial loans were $43,360,501 at the end of 1999, up $10,775,314 since year-end 1998, and comprising 19.9% of the total loans outstanding, up from 17.2% at the end of 1998. The commercial, and financial loan classification primarily consists of commercial loans to small businesses. Loans of this type are in a broad range of industries. Loans to finance agricultural production total $40,279,168 or 18.52% of total loans.

Real estate construction loans grew $681,956 or 19.7% to $4,136,740 at the end of 1999 compared to $3,454,784 at the end of 1998. Loans in this classification are primarily short-term loans that provide financing for the acquisition or development of commercial real estate, such as multi-family or other commercial development projects.

Installment loans to individuals totaled $10,932,981, down slightly from $10,963,260 at year-end 1998. Installment loans include short-term installment loans, automobile loans, recreational vehicle loans, credit card loans, and other personal loans.

DEPOSITS

Table 18 sets forth the average daily deposits and the percentage of total deposits for the periods indicated.

Table 18: Average daily deposits
                                  Dec. 31,  % of       Dec. 31,  % of       Dec. 31, % of
(Dollars in Thousands)             1999     Total       1998     Total       1997    Total
Non-interest bearing demand      $30,341     13.62%     $25,920     12.10%     $22,321     11.22%
Interest-bearing demand           19,813      8.89%      18,410      8.59%      17,412      8.75%
Savings deposits                  58,825     26.41%      56,968     26.59%      52,199     26.24%
Time deposits                    113,776     51.08%     112,948     52.72%     107,003     53.79%

Total                           $222,755    100.00%    $214,246    100.00%    $198,935    100.00%

Average total deposits in 1999 were $223 million, an increase of 3.9% or $9 million over 1998. Average non-interest-bearing demand deposits as a percentage of total average deposits increased to 13.6% compared to 12.1% in 1998 and 11.2% in 1997. The total average interest-bearing demand, savings, and money market deposits increased to $79 million for 1999 from $75 million in 1998.

These deposits as a percentage of total average assets have remained stable over the past three years at 35.3% in 1999, 35.2% in 1998, and 35.0% in 1997.

Table 19: Maturity Distribution of Time Certificates of deposit of $100,000 or
More
(Dollars in Thousands)            Dec. 31, 1999   Dec. 31, 1998
3 months or less                       $6,166         $7,036
Over 3 months through 6 months          8,385          3,533
Over 6 months through 12 months        10,041          7,182
Over 12 months                          4,257          5,800

Total                                 $28,849        $23,551

The Company continues to experience strong competition for deposits in its markets. As a result, deposit products are being designed to retain core deposit accounts, attract new customers, and create opportunities for providing other bank services or relationships.

SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under repurchase agreements and federal funds purchased. The repurchase agreements are payable on demand. Average total short-term borrowings were $23.5 million in 1999 compared with $19.2 million in 1998.

Table 20: Short-term Borrowings
                                                                   December 31,
                                                   1999               1998              1997
Securities sold under repurchase agreements     $22,708,665       $19,688,031       $16,078,523
Federal funds purchased                           3,211,000
Totals                                          $25,919,665       $19,688,031       $16,078,523

Average amounts outstanding during year         $23,486,859       $19,193,892       $19,121,688
Average interest rates on amounts
outstanding during year                                4.64%             4.80%             5.11%
Maximum month-end amounts outstanding           $27,017,836       $23,192,687       $28,166,356
Average interest rates on amounts
outstanding at end of year                             4.92%             4.26%             4.95%

The change in short-term borrowings outstanding is principally attributable to federal funds purchased at year-end. The Company continues to supplement the funding of asset growth with other sources of borrowed funds.

CAPITAL ADEQUACY

Stockholders' equity at December 31, 1999, decreased to $28,498,637 or $15.62 per share compared with $29,570,84 or $15.89 per share at the end of 1998. The primary decrease in stockholders' equity in 1999 was a function of the repurchase of common stock and cash dividends. Included in capital at year-end 1999 is a $(800,525) equity component compared to $459,432 at December 31, 1998, related to unrealized gains(losses) on securities AFS, net of their tax effect. Cash dividends paid in 1999 were $1.17 per share compared to $.81 per share in 1998.

The adequacy of the Company's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of December 31, 1999, 1998, and 1997, the Company's Tier 1 risk-based capital ratios, total risk-based capital ratios and Tier 1 leverage ratios were well in excess or regulatory requirements. Management feels the capital structure of the Company is adequate.

Table 21: Capital Ratios
(Dollars in Thousands)
                                       1999            1998            1997
Total Assets                         $307,684        $280,479        $263,714

Capital                                28,499          29,570          27,867

Capital Ratio                             9.3%           10.5%           10.6%

Total Assets                         $307,684        $280,479        $263,714
Less Goodwill                          (2,156)         (2,480)         (2,767)
Tangible Assets                      $305,528        $277,999        $260,947

Stockholders Equity                   $28,499         $29,570         $27,867
Less Goodwill                          (2,156)         (2,480)         (2,767)
Tangible Capital                      $26,343         $27,090         $25,100

Tangible Capital Ratio                    8.6%            9.7%            9.6%

Risk-based Assets                    $227,553        $190,547        $178,985

Tangible Equity                        26,343          27,090          25,100
Plus Security Valuation                   800            (459)           (348)
Less Equity Valuation
Tier 1 Capital                        $27,143         $26,631         $24,752

Plus Allowance for Credit Losses        2,286           2,159           1,990
Total Risk-based Capital              $29,429         $28,790         $26,742

Tier 1 Capital Ratio                     11.9%           14.0%           13.8%

Total Risk-based Capital Ratio           12.9%           15.1%           14.9%

YEAR 2000

The Company's Year 2000 Project Plan was intended to address year 2000 problems and prevent major interruptions in its business due to problems related to the Company's computerized financial and information systems. As part of its program, the Company's Technology Committee conducted an assessment of its financial and information systems, third party vendors, and customers.

The Company did not experience any significant disruption as a result of Year 2000 problems. As of March 6, 2000, neither the Company nor any of its key vendors or customers have experienced any material adverse effects related to Year 2000 problems. Based on its experience in the Year 2000 transition and its business operations through such date, the Company does not expect to encounter any year 2000 problems that would have a material adverse effect on the results of operations, liquidity and financial condition of the Company.

The costs of achieving year 2000 readiness were not material. Internal costs for Year 2000 readiness were not tracked, but principally related to payroll costs of Bank personnel.

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

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        MID-WISCONSIN FINANCIAL SERVICES, INC.
                                    And Subsidiary
                                  Medford, Wisconsin

                         CONSOLIDATED FINANCIAL STATEMENTS
                       Years Ended December 31, 1999, 1998 and 1997

                             Independent Auditor's Report



Board of Directors
Mid-Wisconsin Financial Services, Inc.
Medford, Wisconsin


We have audited the accompanying consolidated balance sheets of Mid-Wisconsin Financial Services, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended
December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Wisconsin Financial Services, Inc. and Subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.




Wipfli Ullrich Bertelson LLP


January 14, 2000
Wausau, Wisconsin

                               Consolidated Balance Sheets
                               December 31, 1999 and 1998

           Assets                                                     1999              1998
Cash and due from banks                                           $16,400,484       $14,025,302
Interest-bearing deposits in other financial institutions              16,628            43,453
Federal funds sold                                                                    9,223,000
Securities available for sale - At fair value                      63,364,665        56,916,589
Loans held for sale                                                    50,000           951,650
Loans receivable, net of allowance for credit losses of
  $2,285,675 in 1999 and $2,159,145 in 1998                       215,260,185       187,793,197
Accrued interest receivable                                         2,048,587         1,838,541
Premises and equipment                                              6,740,834         6,440,692
Goodwill and purchased intangibles                                  2,156,512         2,479,705
Other assets                                                        1,645,693           766,691

TOTAL ASSETS                                                     $307,683,588      $280,478,820

        Liabilities and Stockholders' Equity

Non-interest-bearing deposits                                     $30,615,700       $31,540,360
Interest-bearing deposits                                         199,554,383       190,781,300

   Total deposits                                                 230,170,083       222,321,660

Short-term borrowings                                              25,919,665        19,688,031
Long-term borrowings                                               20,000,000         5,800,000
Accrued expenses and other liabilities                              3,095,203         3,099,045

   Total liabilities                                              279,184,951       250,908,736

Stockholders' equity:
 Common stock - Par value $.10 per share:
   Authorized - 6,000,000 shares in 1999 and 1998
   Issued and outstanding - 1,824,718 shares in 1999
   and 1,860,893 Shares in 1998                                       182,472           186,089
   Additional paid-in capital                                      11,759,737        12,648,174
   Retained earnings                                               17,356,953        16,276,389
   Accumulated other comprehensive income (loss), net of tax         (800,525)          459,432

   Total stockholders' equity                                      28,498,637        29,570,084

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $307,683,588      $280,478,820

See accompanying notes to consolidated financial statements.

                                     Consolidated Statements of Income
                               Years Ended December 31, 1999, 1998, and 1997
                                                                           1999               1998              1997
Interest income:
  Interest and fees on loans                                           $17,415,808        $17,377,398        $16,821,018
  Interest and dividends on investment securities:
    Taxable                                                              3,018,331          2,994,394          3,152,401
    Tax-exempt                                                             682,334            551,107            422,524
  Other interest and dividend income                                       122,435            219,142            117,257

Total interest income                                                   21,238,908         21,142,041         20,513,200

Interest expense:
  Deposits                                                               8,166,015          8,809,600          8,382,923
  Short-term borrowings                                                  1,090,912            921,090            976,247
  Long-term borrowings                                                     586,505            373,753            353,725

Total interest expense                                                   9,843,432         10,104,443          9,712,895

Net interest income                                                     11,395,476         11,037,598         10,800,305
Provision for credit losses                                                180,000            420,000            140,000

Net interest income after provision for credit losses                   11,215,476         10,617,598         10,660,305

Noninterest income:
  Service fees                                                             706,026            696,768            631,553
  Trust service fees                                                       569,312            487,795            448,174
  Net realized gain on sale of securities available for sale                                    1,900             14,632
  Gain on settlement of pension plan                                                                             258,294
  Investment product commissions                                           241,466            271,903            247,183
  Gain on sale of mortgage servicing rights                                                                      212,881
  Other operating income                                                   589,919            626,850            445,414

Total noninterest income                                                 2,106,723          2,085,216          2,258,131

Noninterest expenses:
  Salaries and employee benefits                                         4,510,574          4,237,853          4,215,070
  Occupancy                                                              1,328,126          1,161,954          1,123,692
  Data processing and information systems                                  433,885            348,828            355,764
  Goodwill and purchased intangibles amortization                          323,193            307,704            178,868
  Other operating                                                        1,946,089          1,844,060          1,682,427

Total noninterest expenses                                               8,541,867          7,900,399          7,555,821

Income before income taxes                                               4,780,332          4,802,415          5,362,615
Provision for income taxes                                               1,432,215          1,554,331          1,855,161

Net income                                                              $3,348,117         $3,248,084         $3,507,454

Basic and diluted earnings per share                                         $1.83              $1.74              $1.88

Cash dividends declared per share                                            $1.17              $0.81              $0.75

See accompanying notes to consolidated financial statements.

                                       Consolidated Statements of Changes in Stockholders' Equity
                                            Years Ended December 31, 1999, 1998, and 1997
                                                                                                          Accumulated
                                                                                                              Other
                                                                                Additional                Comprehensive
                                                           Common Stock          Paid-In       Retained       Income
                                                        Shares      Amount       Capital       Earnings       (Loss)        Totals
Balance, January 1, 1997                              1,865,369    $186,537    $12,647,615    $12,714,474    $176,005   $25,724,631

Comprehensive income:
  Net income                                                                                    3,507,454                 3,507,454
  Unrealized gain on securities
  available for sale, net of tax                                                                              172,252       172,252

    Total comprehensive income                                                                                            3,679,706

Proceeds from stock options                               7,981         798        100,262                                  101,060
Repurchase of common stock returned
to unissued                                              (9,228)       (923)       (94,174)      (143,907)                 (239,004)
Cash dividends declared $.75 per share                                                         (1,399,236)               (1,399,236)

Balance, December 31, 1997                            1,864,122     186,412     12,653,703     14,678,785     348,257    27,867,157

Comprehensive income:
  Net income                                                                                    3,248,084                 3,248,084
  Unrealized gain on securities
  available for sale, net of tax                                                                              111,175       111,175

    Total comprehensive income                                                                                            3,359,259

Proceeds from stock options                               4,678         468         71,600                                   72,068
Repurchase of common stock returned
to unissued                                              (7,907)       (791)       (77,129)      (143,575)                 (221,495)
Cash dividends declared $.81 per share                                                         (1,506,905)               (1,506,905)

Balance, December 31, 1998                            1,860,893     186,089     12,648,174     16,276,389     459,432    29,570,084

Comprehensive income:
  Net income                                                                                    3,348,117                 3,348,117
  Unrealized loss on securities
  available for sale, net of tax                                                                           (1,259,957)   (1,259,957)

    Total comprehensive income                                                                                            2,088,160

Proceeds from stock options                               3,539         354         65,605                                   65,959
Repurchase of common stock returned
to unissued                                             (39,714)     (3,971)      (954,042)      (134,507)               (1,092,520)
Cash dividends declared $1.17 per share                                                        (2,133,046)               (2,133,046)

Balance, December 31, 1999                            1,824,718    $182,472    $11,759,737    $17,356,953   ($800,525)  $28,498,637

See accompanying notes to consolidated financial statements.

                  Consolidated Statements of Cash Flows
               Years Ended December 31, 1999, 1998, and 1997
                                                         1999            1998            1997
Increase (decrease) in cash and due from banks:
 Cash flows from operating activities:
  Net income                                             $3,348,117      $3,248,084       $3,507,454
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for depreciation and net amortization        1,228,235         946,992          841,970
   Provision for credit losses                              180,000         420,000          140,000
   Provision (benefit) for deferred income taxes           (146,591)       (114,504)          80,614
   Proceeds from sales of loans held for sale             6,725,002       9,559,744        3,855,675
   Gain on sale of loans held for sale                      (86,662)       (159,774)         (36,631)
   Originations of loans held for sale                   (5,736,690)     (9,182,270)      (4,868,394)
   Gain on sale of investment securities                                     (1,900)         (14,632)
   Gain on settlement of pension plan                                                       (258,294)
   Gain on sale of mortgage servicing rights                                                (212,881)
   Loss on premises and equipment disposals                  12,956          12,489            1,717
   Loss on sale of other real estate                         11,522              28           29,432
   Changes in operating assets and liabilities:
    Other assets                                           (191,105)         74,064          (59,352)
    Other liabilities                                        (3,842)        (81,378)         152,367

Net cash provided by operating activities                 5,340,942       4,721,575        3,159,045

Cash flows from investing activities:
 Available for sale securities:
  Proceeds from sales                                                     1,499,869        1,549,804
  Proceeds from maturities                               23,665,982      21,777,200       14,664,102
  Payment for purchases                                 (32,163,812)    (25,695,462)     (13,004,472)
 Net increase in loans                                  (27,900,132)     (5,509,352)     (10,394,025)
 Net (increase) decrease in interest-bearing
 deposits in other institutions                              26,825         (22,193)         (11,027)
 Net (increase) decrease in federal funds sold            9,223,000      (4,607,000)      (4,616,000)
 Capital expenditures                                    (1,162,680)     (1,501,908)      (2,259,265)
 Proceeds from sale of equipment                                                                  50
 Proceeds from sale of other real estate                    224,607         315,925          309,179
 Premium paid to purchase deposits                                                        (2,218,437)

Net cash used in investing activities                   (28,086,210)    (13,742,921)     (15,980,091)


                Consolidated Statements of Cash Flows (Continued)
                  Years Ended December 31, 1999, 1998, and 1997
                                                                   1999       1998         1997
Cash flows from financing activities:
 Net increase (decrease) in non-interest-bearing deposits        ($924,660)  $5,915,191   $2,541,584
 Net increase in interest-bearing deposits                       8,773,083    5,257,011    6,195,767
 Proceeds from exercise of stock options                            65,959       72,068      101,060
 Payment for repurchase of common stock                         (1,092,520)    (221,495)    (239,004)
 Net increase in short-term borrowings                           6,231,634    3,609,508    1,407,259
 Proceeds from issuance of long-term borrowings                 15,200,000    4,000,000    1,000,000
 Principal payments on long-term borrowings                     (1,000,000)  (3,600,000)  (1,000,000)
 Dividends paid                                                 (2,133,046)  (1,506,905)  (1,399,236)

Net cash provided by financing activities                       25,120,450   13,525,378    8,607,430

Net increase (decrease) in cash and due from banks               2,375,182    4,504,032   (4,213,616)
Cash and due from banks at beginning                            14,025,302    9,521,270   13,734,886

Cash and due from banks at end                                 $16,400,484  $14,025,302   $9,521,270

Supplemental cash flow information:
 Cash paid during the year for:
  Interest                                                      $9,931,587  $10,285,845   $9,722,432
  Income taxes                                                   1,611,591    1,541,025    1,805,025

Supplemental schedule of noncash investing and financing
activities:
 Loans transferred to other real estate                            250,830      322,004      253,198
 Loans charged off                                                 128,654      328,569      244,874
 Loans made in connection with the disposition of other real
 estate                                                             99,187                   241,752

See accompanying notes to consolidated financial statements.

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Mid-Wisconsin Financial Services, Inc. (the "Company") and its subsidiary, Mid-Wisconsin Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practice within the banking industry.

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

CASH EQUIVALENTS

For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks." Cash and due from banks includes cash on hand and non-interest-bearing deposits at correspondent banks.

SECURITIES

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

INTEREST AND FEES ON LOANS

Interest on loans is credited to income as earned. Interest income is not accrued on loans where management has determined collection of such interest is doubtful. When a loan is placed on nonaccrual status, previously accrued but unpaid interest deemed uncollectible is reversed and charged against current income. After being placed on nonaccrued status, additional income is recorded only to the extent that payments are received or the collection of principal becomes reasonably assured. Interest income recognition on impaired loans is consistent with the recognition on all other loans (as detailed above).

Loan origination fees and certain direct loan origination costs are deferred and amortized to income over the contractual lives of the underlying loans.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. Management believes the allowance for credit losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies" and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," the allowance is provided for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

In addition, various regulatory agencies periodically review the allowance for credit losses. These agencies may require the subsidiary Bank to make additions to the allowance for credit losses based on their judgments of collectibility based on information available to them at the time of their examination.

LOANS HELD FOR SALE

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Mortgage servicing rights are not retained.

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

RETIREMENT PLANS

The Company maintains a money purchase defined contribution pension plan covering substantially all full-time employees. The Company also maintains a defined contribution 401(k) profit-sharing plan which covers substantially all employees.

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

EARNINGS PER SHARE

Earnings per common share are based upon the weighted average number of common shares outstanding which includes the potential common stock shares issuable under the stock options granted. The weighted average number of shares outstanding were 1,826,440 in 1999, 1,861,787 in 1998, and 1,867,610 in 1997.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to current year presentation.


NOTE 2   CHANGES IN ACCOUNTING PRINCIPLE

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Under this SFAS, the Company reports those items defined as comprehensive income in the statement of changes in stockholders' equity. The adoption of SFAS No. 130 did not have an impact on the Company's financial condition or results of operations.

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which was issued in June 1997. This statement establishes new standards for reporting information about operating segments in annual and interim financial statements. The standard also required descriptive information about the way operating segments are determined, the products and services provided by the segments, and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. The disclosure requirements had no impact on the Company's financial position or results of operations.

NOTE 3   PURCHASE OF BRANCHES

During 1997, the Company completed the purchase of two branches of a commercial bank located in Lake Tomahawk and Rhinelander. The acquisition of these branches, now operating as branches of the Company's subsidiary, was accounted for as a purchase. Consequently, the related accounts and results of operations are included in the Company's consolidated financial statements from the date of acquisition. The deposit base intangible is being amortized on a systematic basis over an eight-year period. Deposit base intangible amortization expense totaled $236,760, $221,271, and $72,075 during 1999, 1998, and 1997, respectively.

NOTE 4   CASH AND DUE FROM BANKS

Cash and due from banks in the amount of $1,143,000 was restricted at December 31, 1999 to meet the reserve requirements of the Federal Reserve System.

In the normal course of business, the Company and its subsidiary maintain cash and due from bank balances with correspondent banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company and its subsidiary also maintain cash balances in money market funds. Such balances are not insured. Total uninsured balances a December 31, 1999 were approximately $12,131,000.

NOTE 5   SECURITIES

The fair value, amortized cost, and gross unrealized gains and losses for the Company's securities available for sale follow:

                                                              Gross       Gross
                                                 Fair      Unrealized  Unrealized    Amortized
                                                 Value        Gains       Losses         Cost

December 31, 1999

U.S. Treasury Securities And
Obligations Of U.S. Government
Corporations And Agencies                     $12,487,600     $8,383     $468,322     $12,947,539

Obligations Of States And Political
Subdivisions                                   16,046,592     81,150      310,752      16,276,194

Corporate Debt Securities                         574,400                     600         575,000
Mortgage-Backed Securities                     32,389,232     56,369      656,199      32,989,062
Equity Securities                               1,866,841                               1,866,841

Totals                                        $63,364,665   $145,902   $1,435,873     $64,654,636

December 31, 1998

U.S. Treasury Securities And
Obligations Of U.S. Government
Corporations And Agencies                     $11,206,494    $88,788   $              $11,117,706

Obligations Of States And Political
Subdivisions                                   14,007,008    355,340       12,873      13,664,541

Corporate Debt Securities                         584,350      9,350                      575,000
Mortgage-Backed Securities                     29,534,028    300,209       30,324      29,264,143
Equity Securities                               1,584,709                               1,584,709

Totals                                        $56,916,589   $753,687       $43,197     $56,206,099


As a member of the Federal Home Loan Bank (FHLB) system, the banking subsidiary is required to hold stock in the FHLB based on asset size and level of FHLB borrowings. This stock is recorded at cost which is equal to par value. Equity securities included $1,000,000 and $817,500 of FHLB stock at December 31, 1999 and 1998, respectively. Transfer of the stock is substantially restricted.

The book values and fair values of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Fair                Book
Debt Securities Available For Sale                    Values              Values
Due In One Year Or Less                             $2,434,782          $2,420,500
Due After One Year Through Five Years               13,525,553          13,720,862
Due After Five Years Through Ten Years              13,148,257          13,657,371

Mortgage-Backed Securities                          32,389,232          32,989,062

Total Debt Securities Available For Sale           $61,497,824         $62,787,795

Following is a summary of the proceeds from sales of investment securities as well as gross realized gains and losses for the years ended December 31:

   Securities Available For Sale                 1998            1997
Proceeds From Sales Of Investments           $1,499,869       $1,549,804

Debt Securities - Gross Realized Gains           $3,150          $14,632
Debt Securities - Gross Realized Losses          (1,250)

Total Investment Securities Gains                $1,900          $14,632

There were no sales of securities during 1999. Securities with an approximate carrying value of $41,142,000 and $25,438,000 at December 31, 1999 and 1998,
respectively, were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

NOTE 6   LOANS

The composition of loans at December 31 follows:

                                              1999              1998
Commercial                                $43,406,191       $32,625,773
Agricultural                               40,282,795        36,108,289
Real estate:
 Construction                               4,871,219         4,100,729
 Commercial                                55,240,005        45,278,804
 Residential                               63,370,909        61,280,463
Installment                                10,932,981        10,963,260
Lease financing                               247,149           316,743

Subtotals                                 218,351,249       190,674,061
Net deferred loan fees                        (70,910)          (75,774)
Loans in process of disbursement             (734,479)         (645,945)
Allowance for credit losses                (2,285,675)       (2,159,145)

Net loans                                $215,260,185      $187,793,197

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

Activity in related party loans for the years ended December 31, is summarized below:

                                                1999             1998
Loans outstanding, January 1                 $3,129,518       $2,667,010
New loans                                     3,241,525        2,097,385
Repayments                                   (1,991,319)      (1,634,877)

Loans outstanding, December 31               $4,379,724       $3,129,518

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

An analysis of impaired loans follows:

At December 31,                              1999        1998
Nonaccrual                                 $865,947    $385,750
Accruing income                           1,151,755      89,836

Total impaired loans                      2,017,702     475,586
Less - Allowance for credit losses          155,800     133,762

Net investment in impaired loans         $1,861,902    $341,824

Years Ended December 31,                     1999        1998       1997

Average recorded investment, net of
allowance for credit losses              $1,842,855    $608,798    $743,114

Interest income recognized                 $143,502     $48,157     $69,362


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

An analysis of the allowance for credit losses for the three years ended December 31, follows:

                                                 1999        1998        1997
Balance, January 1                            2,159,145  $1,990,090  $2,030,878
Provision charged to operating expense          180,000     420,000     140,000
Recoveries on loans                              75,184      77,624      64,086
Loans charged off                              (128,654)   (328,569)   (244,874)

Balance, December 31                         $2,285,675  $2,159,145  $1,990,090

NOTE 7   PREMISES AND EQUIPMENT

Premises and equipment consists of the following at December 31:

                                     1999           1998
Land And Improvements              $916,153       $898,994
Buildings                         5,859,867      5,661,091
Furniture And Equipment           5,644,420      4,919,131

Total Cost                       12,420,440     11,479,216
Accumulated Depreciation          5,679,606      5,038,524

Net Book Value                   $6,740,834     $6,440,692

Depreciation And Amortization Charged To Operating Expense Totaled $834,282 In 1999, $682,465 In 1998, And $675,358 In 1997.

NOTE 8   INTEREST-BEARING DEPOSITS

Aggregate annual maturities of certificate and IRA accounts at December 31, 1999 are as follows:

2000                    $86,672,243
2001                     20,720,749
2002                      6,014,729
2003                      5,527,877
2004 AND THEREAFTER           6,295

TOTAL                  $118,941,893

Deposits from Company directors, executive officers, and related firms in which they are principal owners totaled $1,487,515 and $1,883,397 at December 31, 1999 and 1998, respectively.

Interest-bearing deposits include $21,975,378 and $16,850,437 of certificates of deposit in denominations greater than $100,000 at December 31, 1999 and 1998, respectively.



NOTE 9   SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 1999 and 1998 totaled $25,919,665 and $19,688,031, respectively, and consist of the following:



                                                       1999           1998
Securities sold under repurchase agreements        $22,708,665     $19,688,031
Federal funds purchased                              3,211,000

Totals                                             $25,919,665     $19,688,031

The Company pledges U.S. Treasury and agency securities available for sale as collateral for repurchase agreements. The fair value of pledged securities, including accrued interest receivable totaled $27,854,399 and $24,646,180 at December 31, 1999 and 1998, respectively.

As a member of the Federal Home Loan Bank (FHLB) System, the Company has available a line of credit totaling $32,245,000 at December 31, 1999. At December 31, 1999, the Company's available and unused portion of this line of credit totaled $12,245,000.

The following information relates to federal funds purchased, securities sold under repurchase agreements, and FHLB open line of credit, for the years ended December 31:

                                          1999          1998          1997
Weighted Average Rate At December 31         4.92%         4.26%         4.95%

For The Year:
 Highest Month-End Balance            $27,017,836   $23,192,687   $28,166,356
 Daily Average Balance                 23,486,859    19,193,892    19,121,688
 Weighted Average Rate                       4.64%         4.80%         5.11%

At December 31, 1999, the Company maintained repurchase agreements aggregating $13,500,001 with two entities. The repurchase agreements are payable on demand.


NOTE 10   LONG-TERM BORROWINGS

Long-term borrowings at December 31, consist of the following:


                                                                    1999         1998
5.46% To 5.97% FHLB Advances, Interest Payable Monthly With
Principal Due During 2000                                        $6,800,000     $800,000

5.41% To 6.21% FHLB Advances, Interest Payable Monthly With
Principal Due During 2001                                         6,200,000    1,000,000

5.37% FHLB Advance, Interest Payable Monthly With Principal
Due During 2004, Callable During 2000                             4,000,000

5.30% FHLB Advance, Interest Payable Monthly With Principal
Due During 2008, Callable During 2000                             1,000,000    1,000,000

5.51% FHLB Advance, Interest Payable Monthly With Principal
Due During 2008, Callable During 2003                             2,000,000    2,000,000

6.23% FHLB Advance, Interest Payable Monthly With Principal
Repaid During 1999                                                             1,000,000

Totals                                                          $20,000,000   $5,800,000

The FHLB advances are secured by a blanket lien consisting principally of one-to-four family real estate loans totaling $33,333,000 and $9,667,000 at December 31, 1999 and 1998, respectively.

NOTE 11   INCOME TAXES

The components of the income tax provision are as follows:

                                                1999        1998        1997
Current income tax provision:
 Federal                                    $1,440,244  $1,471,839  $1,507,354
 State                                         138,562     196,996     267,193

Total current                                1,578,806   1,668,835   1,774,547

Deferred income tax expense (benefit):
 Federal                                      (117,665)    (91,237)     63,632
 State                                         (28,926)    (23,267)     16,982

Total deferred                                (146,591)   (114,504)     80,614

Total provision for income taxes            $1,432,215  $1,554,331  $1,855,161

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                           1999                 1998                   1997

                                                Percent              Percent                Percent
                                                  Of                   Of                     Of
                                                Pretax               Pretax                 Pretax
                                     Amount     Income     Amount    Income      Amount     Income
Tax Expense At Statutory Rate      $1,625,313    34.0    $1,632,821    34.0    $1,823,289    34.0
Increase (Decrease) In
Taxes Resulting From:
  Tax-Exempt Interest                (295,772)   (6.2)     (232,289)   (4.8)     (190,215)   (3.5)
  State Income Tax                     72,360     1.5       114,661     2.4       187,556     3.4
  Other                                30,314     0.7        39,138     0.8        34,531     0.7

Provision For Income Taxes         $1,432,215    30.0    $1,554,331    32.4    $1,855,161    34.6

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of the net deferred taxes are as follows:

                                                          1999         1998
Deferred Tax Assets:
 Allowance For Credit Losses                            $538,958     $489,358
 Deferred Compensation                                   287,354      256,773
 State Net Operating Loss                                 39,213       44,986
 Purchased Deposit Intangible                             72,515       37,680
 Unrealized Loss On Securities Available For Sale        489,446
 Other Deferred Expenses                                   3,020        2,620

 Totals                                                1,430,506      831,417
 Less - Valuation Allowance                              (39,213)     (44,986)

Total Deferred Tax Assets                              1,391,293      786,431

Deferred Tax Liabilities:
 Premises And Equipment                                  167,880      146,263
 Direct Lease Financing                                   20,426       72,462
 Unrealized Gain On Securities Available For Sale                     253,978
 Other Deferred Income                                     1,134        1,890

Total Deferred Tax Liabilities                           189,440      474,593

Net Deferred Tax Assets                               $1,201,853     $311,838

The Company, and its subsidiary, pay state income taxes on individual, unconsolidated net earnings. At December 31, 1999, tax net operating losses at the parent company level of approximately $752,000 existed to offset future state taxable income. These net operating losses will begin to expire in 2007. The valuation allowance has been recognized to adjust deferred tax assets to the amount of tax net operating losses expected to be realized. If realized, the tax benefit for this item will reduce current tax expense for that period.

NOTE 12   RETIREMENT PLANS

The Company has established a noncontributory defined contribution money purchase pension plan. Company contributions to this plan, as determined by the Board of Directors, totaled $137,158 and $137,071 during 1999 and 1998, respectively. Under the terms of the plan, the Company will contribute annually to the plan based on a percentage of annual salaries and wages.

Contributions to the Company's 401(k) profit-sharing plan are based on achieving desired Company profitability and the Board of Directors' authorization. The Company matches 100% of participant contributions to the plan up to 5% of pay deferred in addition to the discretionary profit-sharing contribution. For the years ended December 31, 1999, 1998, and 1997, the amount of the plan expense was $125,048, $171,312, and $274,858, respectively.

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

NOTE 13   STOCK OPTIONS

Under the terms of existing stock option plans, shares of unissued common stock are reserved for options to officers and key employees of the Company at prices not less than the fair market value of the shares at the date of the grant. Options may be exercised only between the fourth and fifth anniversaries of the date of the grant. Options expire no later than approximately five years from the date of the grant.

The following table summarizes information regarding stock options outstanding at December 31, 1999:

               Options Exercisable
                                   Weighted
 Range of                          Average
 Exercise                          Exercise
  Prices         Shares             Price
$15 to $19        2,115             $19.50
$20 to $24        1,806              24.00
$25 to $29        4,218              26.57

For the years ended December 31, 1997, 1998 and 1999, activity in stock options outstanding was as follows:

                                         Weighted
                                         Average
                        Shares            Price
January 1, 1997         16,872            $14.49
Options granted          3,061             24.00
Options Exercised       (7,981)           (12.66)

December 31, 1997       11,952             18.14
Options granted          2,316             27.25
Options Exercised       (4,678)           (15.41)
Options forfeited         (230)           (24.00)

December 31, 1998        9,360             21.62
Options Granted          2,318             26.00
Options exercised       (3,539)           (18.64)

December 31, 1999        8,139             24.16

As of December 31, 1999, 60,154 shares of common stock remain reserved for future grants under option plans approved by the shareholders.

The Company follows the provisions of APB No. 25, "Accounting for Stock Issued to Employees" and uses the "intrinsic value method" of recording stock-based compensation cost. Because stock options are granted with an exercise price equal to fair value at the date or grant, no compensation expense is recorded. Had compensation cost for the Company's stock-based plans been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" based on the fair value of the stock options, net income would have been $3,341,163, $3,242,665, and $3,498,424 in 1999, 1998, and 1997, respectively. Earnings per share, assuming dilution, would have been $1.83 in 1999, $1.74 in 1998, and $1.87 in 1997.

NOTE 14   CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company and subsidiary Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                                 To Be Well-
                                                                                                              Capitalized Under
                                                                                  For Capital                 Prompt Corrective
                                                          Actual                  Adequacy Purposes             Action Provisions
                                                   Amount         Ratio          Amount         Ratio         Amount         Ratio
As Of December 31, 1999:
 Total Capital (To Risk Weighted Assets):
  Consolidated                                  $29,429,000       12.9%       $18,024,000       8.0%       N/A
  Subsidiary Bank                               $25,862,000       11.5%       $18,059,000       8.0%       $22,573,000       10.0%

 Tier I Capital (To Risk Weighted Assets):
  Consolidated                                  $27,143,000       11.9%        $9,102,000       4.0%       N/A
  Subsidiary Bank                               $23,576,000       10.4%        $9,029,000       4.0%       $13,544,000        6.0%

 Tier I Capital (To Average Assets):
  Consolidated                                  $27,143,000        8.9%       $12,221,000       4.0%       N/A
  Subsidiary Bank                               $23,576,000        7.7%       $12,216,000       4.0%       $15,270,000        5.0%

As Of December 31, 1998:
 Total Capital (To Risk Weighted Assets):
  Consolidated                                  $28,790,000       15.1%       $15,244,000       8.0%       N/A
  Subsidiary Bank                               $24,375,000       12.9%       $15,074,000       8.0%       $18,842,000       10.0%

 Tier I Capital (To Risk Weighted Assets):
  Consolidated                                  $26,631,000       14.0%        $7,622,000       4.0%       N/A
  Subsidiary Bank                               $22,216,000       11.8%        $7,537,000       4.0%       $11,305,000        6.0%

 Tier I Capital (To Average Assets):
  Consolidated                                  $26,631,000        9.5%       $11,219,000       4.0%       N/A
  Subsidiary Bank                               $22,216,000        8.0%       $11,112,000       4.0%       $13,890,000        5.0%

NOTE 15   RESTRICTIONS ON RETAINED EARNINGS

The Bank is restricted by banking regulations from making dividend distributions above prescribed amounts and limited in making loans and advances to the Company. At December 31, 1999, the retained earnings of the Bank available for distribution as dividends without regulatory approval was approximately $9,428,000.


NOTE 16   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

CREDIT RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. These commitments at December 31, 1999 and 1998 are as follows:

                                                            1999       1998
Commitments To Extend Credit:
 Fixed Rate                                             $16,845,408  $9,968,186
 Adjustable Rate                                         11,728,344  10,827,641
Standby And Irrevocable Letters Of Credit - Fixed Rate    1,702,505   1,692,937
Credit Card Commitments                                   5,500,463   4,774,637

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

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


NOTE 17   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

OFF-BALANCE-SHEET INSTRUMENTS: The fair value of commitments would be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present credit- worthiness of the counter parties. Since this amount is immaterial, no amounts for fair value are presented.

The following table presents information for financial instruments:

                                          At December 31, 1999            At December 31, 1998
                                        Carrying      Estimated        Carrying       Estimated
                                         Amount       Fair Value        Amount        Fair Value
Financial Assets:
Cash and short-term investments       $16,417,112     $16,417,112     $23,291,755     $23,291,755
Investment Securities                  63,364,665      63,364,665      56,916,589      56,916,589
Net loans                             215,310,185     214,921,905     188,744,847     189,896,191

Financial liabilities:
Deposits                              230,170,083     234,042,194     222,321,660     223,008,129
Short-term borrowings                  25,919,665      25,919,665      19,688,031      19,688,031
Long-Term Borrowings                   20,000,000      19,498,662       5,800,000       5,690,402

Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment, goodwill and intangibles, and other assets and other liabilities. In addition, the tax ramifications related to the realization of the unrealized gains or losses can have a significant effect on fair value estimates and have not been considered in the estimates.

NOTE 18   CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

                       BALANCE SHEETS
                 December 31, 1999 and 1998
                                                 1999            1998
     Assets
Cash and due from banks                        3,620,253       $4,324,063
Investment In Subsidiary                      24,932,454       25,154,629
Premises and equipment                           107,813          132,038
Other Assets                                      24,390           66,417

Total Assets                                 $28,684,910      $29,677,147

  Liabilities And Stockholders' Equity

Total Liabilities                               $186,273         $107,063

Total Stockholders' Equity                    28,498,637       29,570,084

Total Liabilities And Stockholders' Equity   $28,684,910      $29,677,147

                           STATEMENTS OF INCOME
                Years Ended December 31, 1999, 1998, And 1997
                                                       1999          1998         1997
Income:
  Dividends from subsidiary                        $2,250,000    $2,000,000   $1,100,000
  Interest                                            138,329       181,951      194,589
  Rental income                                       180,000       180,000      180,000
  Other                                                                   2        1,269

Total Income                                        2,568,329     2,361,953    1,475,858

Expenses:
  Salaries And Benefits                                40,741        52,717       48,115
  Other                                               186,135       177,274      235,410

Total Expenses                                        226,876       229,991      283,525

Income Before Income Taxes And Equity
In Undistributed Net Income Of Subsidiary           2,341,453     2,131,962    1,192,333
Provision for income tax expense                       31,119        44,892       31,418

Net income before equity in undistributed
net income of subsidiary                            2,310,334     2,087,070    1,160,915
Equity In Undistributed Net Income Of Subsidiary    1,037,783     1,161,014    2,346,539

Net Income                                         $3,348,117    $3,248,084   $3,507,454

                         STATEMENTS OF CASH FLOWS
               Years Ended December 31, 1999, 1998, and 1997
                                                          1999           1998           1997
Increase (decrease) in cash and due from banks:
 Cash flows from operating activities:
  Net income                                          $3,348,117     $3,248,084     $3,507,454
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for depreciation and net
   amortization                                          87,207          85,096        132,194
   Equity in undistributed net income of
   subsidiary                                        (1,037,783)     (1,161,014)    (2,346,539)
   Changes in operating assets and liabilities:
    Other assets                                         (3,010)          9,988         (2,117)
    Liabilities                                          79,210         (50,289)        66,029

Net cash provided by operating activities             2,473,741       2,131,865      1,357,021

Net cash used in investing activities - Capital
expenditures                                            (17,944)       (190,201)       (14,216)

Cash flows from financing activities:
 Proceeds from exercise of stock options                 65,959          72,068        101,060
 Payments for repurchase of common stock             (1,092,520)       (221,495)      (239,004)
 Dividends paid                                      (2,133,046)     (1,506,905)    (1,399,236)

Net cash used in financing activities                (3,159,607)     (1,656,332)    (1,537,180)

Net increase (decrease) in cash and due from banks     (703,810)        285,332       (194,375)         1,814,819
Cash and due from banks at beginning                  4,324,063       4,038,731      4,233,106

Cash and due from banks at end                       $3,620,253      $4,324,063     $4,038,731

Supplemental cash flow information:
 Cash paid during the year for income taxes          $1,463,591      $1,367,000     $1,540,025

                ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
                    ACCOUNTANTS ON ACCOUNTING AND
                       FINANCIAL DISCLOSURE


None

                                PART III


          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors is incorporated in this Form 10-K by this reference to the table on pages 3 and 4 of registrant's 2000 Proxy Statement dated March 25, 2000 (the "2000 Proxy Statement") under the caption "Election of Directors". Information relating to executive officers is found in Part I, page 5 of this Form 10-K. Information required under Rule 405 of Regulation S-K is incorporated in this Form 10-K by reference to page 7 of the 2000 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."


                       ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive and director compensation is incorporated in this Form 10-K by this reference to the registrant's 2000 Proxy Statement under
(1) the caption "Executive Officer Compensation," pages 7 through 9 (2) the material under the subcaption "Committee Interlocks and Insider Participation", page 12, and (3) the material under the subcaption "Director Compensation", pages 5 and 6.


               ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

Information relating to security ownership of certain beneficial owners is incorporated in this Form 10-K by this reference to the registrant's 2000 Proxy Statement under the caption "Beneficial Ownership of Common Stock," pages 6 and 7.


            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions is incorporated in this Form 10-K by this reference to the registrant's 2000 Proxy Statement under the caption "Certain Relationships and Related Transactions," page 23.

                                  PART IV


                   ITEM 14. EXHIBITS, FINANCIAL STATEMENT
                      SCHEDULES, AND REPORTS ON FORM 8-K

(A) Financial Statements

               Description                                          Page

    Mid-Wisconsin Financial Services, Inc.
    Consolidated Financial Statements

     Accountants' Report                                              32

     Consolidated Balance Sheets                                      33

     Consolidated Statements of Income                                34

     Consolidated Statements of Changes in Stockholders' Equity       35

     Consolidated Statements of Cash Flows                            36

     Notes to Consolidated Financial Statements                       38


(B) Reports On Form 8-K

    None

(C) Exhibits Required By Item 601 Of Regulation S-K:            Incorporated
    Exhibit No. And Description                                 Exhibit <Dagger>

    (3) Articles of Incorporation and Bylaws
       (a) Articles of Incorporation, as amended                    3(a)(1)
       (b) Bylaws, as amended September 20, 1995                    3(b)(1)
    (4) Instruments defining the rights of security holders, including indentures
       (a) Articles of Incorporation and
            Bylaws (See (3)(a) and (b))

 Exhibit No. and Description                                    Incorporated
                                                                   Exhibit
   (10) Material contracts:
        **(a) Mid-Wisconsin Financial Services, Inc.
               1991 Employee Stock Option Plan                     10(b)(1)
        **(b) Mid-Wisconsin Financial Services, Inc.
               Directors' Deferred Compensation Plan,
               as last amended January 12, 2000
        **(c) Executive Officer Employment and Severance
               Agreements                                          10(d)(2)
        **(d) Mid-Wisconsin Bank
               Senior Officer Incentive Bonus Plan                 10(f)(2)
        **(e) Director Retirement Benefit Policy
        **(f) 1999 TeamBank Bonus Plan

   (21) Subsidiaries of the registrant                             21(1)
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

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1994, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2000.

 MID-WISCONSIN FINANCIAL SERVICES, INC.

                                             Ronald D. Isaacson
                                             Ronald D. Isaacson, Chairman of the
                                             Board

                                             William A. Weiland
                                             William A. Weiland, Secretary and
                                             Treasurer
                                             (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 15, 2000, and in the capacities indicated.

James F. Melvin                              Gene C. Knoll
James F. Melvin, Vice Chairman of the        Gene C. Knoll, President and Chief
Board, and a Director                        Executive Office
                                             (Principal Executive Officer and a
                                             Director)

James R. Peterson                            Norman A. Hatlestad
James R. Peterson, Director                  Norman A. Hatlestad, Director

James N. Dougherty                           James P. Hager
James N. Dougherty, Director                 James P. Hager, Director

Jack E. Wild                                 Fred J. Schroeder
Jack E. Wild, Director                       Fred J. Schroeder, Vice President
                                             and a Director

Kurt D. Mertens                              Kathryn M. Hemer
Kurt D. Mertens, Director                    Kathryn M. Hemer, Director

                                             Rhonda R. Kelley
                                             Rhonda R. Kelley, Controller
                                             (Principal Accounting Officer)

                        EXHIBIT INDEX<dagger>
                               to
                           FORM 10-K
                               of
               MID-WISCONSIN FINANCIAL SERVICES, INC.
               for the period ended December 31, 1999
             Pursuant to Section 102(d) of Regulation S-T
                   (17 C.F.R. <section>232.102(d))



Exhibit 10 - Material Contracts*

(b) Mid-Wisconsin Financial Services, Inc. Directors' Deferred Compensation Plan, as last amended January 12, 2000.

(e) Director Retirement Benefit Policy

(f) 1999 TeamBank Bonus Plan



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

                                                               Exhibit 10(b)
                     MID-WISCONSIN FINANCIAL SERVICES, INC.
                     DIRECTORS' DEFERRED COMPENSATION PLAN


   1. Amendment and Restatement of Plan. Mid-Wisconsin Financial Services, Inc. ("Mid-Wisconsin") hereby amends and restates the Mid-Wisconsin Financial Services, Inc. Directors' Deferred Compensation Plan (the "Plan") effective as of December 15, 1999.

   2. Purpose. The purpose of the Plan is to provide an alternative method of compensating members (the "Directors") of the boards of directors of Mid-Wisconsin, Mid-Wisconsin Bank, and each other Subsidiary which has been designated by Mid-Wisconsin to participate in the Plan, whether or not they otherwise receive compensation as employees, in order to aid Mid-Wisconsin and its Subsidiaries in attracting and retaining as Directors persons whose abilities, experience, and judgment can contribute to the continued progress of Mid-Wisconsin and its Subsidiaries and to provide a mechanism by which the interests of the Directors and the shareholders of Mid-Wisconsin can be more closely aligned.

   3. Definitions. As used in this Plan, the following terms shall have the meaning set forth in this paragraph 3:

   (a) "Accounts" means, as of any date after December 31, 1999, such of a Participant's Deferred Cash Account and Deferred Stock Account which have an undistributed balance.

   (b) "Beneficiary" means such person or persons, or organization or organizations, as the Participant from time to time may designate by a written designation filed with Mid-Wisconsin during the Participant's life. Any amounts payable hereunder to a Participant's Beneficiary shall be paid in such proportions and subject to such trusts, powers, and conditions as the Participant may provide in such designation. Each such designation, unless otherwise expressly provided therein, may be revoked by the Participant by a written revocation filed with Mid-Wisconsin during the Participant's life. If more than one such designation shall be filed by a Participant with Mid-Wisconsin, the last designation so filed shall control over any revocable designation filed prior to such filing. To the extent that any amounts payable under this Plan to a Participant's Beneficiary are not effectively disposed of pursuant to the above provisions of this paragraph 3(b), either because no designation was in effect at the Participant's death or because a designation in effect at the Participant's death failed to dispose of such amounts in their entirety, then for purposes of this Plan, the Participant's "Beneficiary" as to such undisposed of amounts shall be the Participant's estate.

   (c) "Board" means the Board of Directors of Mid-Wisconsin.

   (d) "Change in Control" means the happening of any of the following events:

      (i) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 25% or more of either (A) the then outstanding shares of common stock of Mid-Wisconsin (the "Outstanding Company Common Stock") or (B) the combined voting power of the then outstanding voting securities of Mid-Wisconsin entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this paragraph (i), the following acquisitions shall not constitute a Change in
Control: (1) any acquisition directly from Mid-Wisconsin other than an acquisition by virtue of the exercise of a conversion privilege unless the security being so converted was itself acquired directly from Mid-Wisconsin,
(2) any acquisition by Mid-Wisconsin, (3) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by Mid-Wisconsin or any entity controlled by Mid-Wisconsin, and (4) any acquisition pursuant to a transaction which complies with clauses (A), (B), and (C) of paragraph (iii) of this paragraph 3(d); or

      (ii)A change in the composition of the Board such that the individuals who, as of the Effective Date, constitute the Board (such Board shall be hereinafter referred to as the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, for purposes of the Plan, that any individual who becomes a member of the Board subsequent to the Effective Date whose election, or nomination for election by Mid-Wisconsin's shareholders, was approved by a vote of at least a majority of those individuals who are members of the Board and who were also members of the Incumbent Board (or deemed to be such pursuant to this proviso) shall be deemed to be and shall be considered as though such individual were a member of the Incumbent Board, but provided, further, that any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board shall not be so deemed or considered as a member of the Incumbent Board; or

      (iii)Consummation of a reorganization, merger or consolidation, or sale or other disposition of all or substantially all of the assets of Mid-Wisconsin or the acquisition of the assets or securities of any other entity (a

"Corporate Transaction"); excluding, however, such a Corporate Transaction pursuant to which (A) all or substantially all of the individuals and entities who are the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Corporate Transaction will beneficially own, directly or indirectly, more than 60% of, respectively, the outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Corporate Transaction (including, without limitation, a corporation which as a result of such transaction owns Mid-Wisconsin or all or substantially all of Mid-Wisconsin's assets either directly or through one or more subsidiaries) (the "Resulting Company") in substantially the same proportions as their ownership, immediately prior to such Corporate Transaction, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (other than Mid-Wisconsin, any employee benefit plan (or related trust) of Mid-Wisconsin) will beneficially own, directly or indirectly, 25% or more of, respectively, the outstanding shares of common stock of the Resulting Company or the combined voting power of the then outstanding voting securities of such Resulting Company entitled to vote generally in the election of directors except to the extent that such ownership existed with respect to Mid-Wisconsin prior to the Corporate Transaction, and (C) individuals who were members of the Incumbent Board will constitute at least a majority of the members of the board of directors of the Resulting Company; or

      (iv)The approval by the shareholders of Mid-Wisconsin of a complete liquidation or dissolution of Mid-Wisconsin.

   (e)"Committee and Meeting Fees" means that portion of the annual amount of Directors' Fees which does not constitute a Director's Retainer, whether such fees are paid for service on committees of the Board or a board of directors of a Subsidiary, the attendance at meetings, the performance of other duties, or otherwise.

   (f)"Common Stock" means the common stock, $.10 par value, of Mid-Wisconsin.

   (g)"Deferred Cash Account" means the account established to record a Participant's Directors' Fees which have been credited in accordance with paragraph 6.

   (h)"Deferred Stock Account" means the account established to record a Participant's Directors' Fees which have credited with "Stock Equivalent Units" pursuant to paragraph 7.

   (i)"Directors' Fees" means all of the compensation to which a Director would otherwise become entitled for services to be rendered as a Director, but excluding any compensation to which such person is entitled to receive in his capacity, if any, as an employee of Mid-Wisconsin or any Subsidiary.

   (j)"Ending Balance" means the balance of a Participant's Deferred Cash Account as determined pursuant to paragraph 8(b) following the Participant's Termination of Service.

   (k)"Fair Market Value" of a share of the Common Stock as of any date means the price per share as determined in accordance with the following:

      (i)Exchange. If the principal market for the Common Stock is a national securities exchange, "Fair Market Value" means the average of the highest and lowest reported sale prices of the Common Stock on the New York Stock Exchange composite transaction tape if the Common Stock is then listed for trading on such exchange, otherwise, the average of the highest and lowest reported sales prices of the Common Stock in any transaction reported on the principal exchange on which the Common Stock is then listed for trading.

      (ii)Over-the-Counter. If the principal market for the Common Stock is an over-the-counter market, "Fair Market Value" means the average of the highest bid and lowest ask prices of the Common Stock reported in The Nasdaq National Market, or The Nasdaq Small Cap Market, or if the Common Stock is not then listed for trading in either of such markets, the average of the highest bid and lowest ask prices of the Common Stock reported on the OTC Bulletin Board, or, if prices for the Common Stock are not quoted on the OTC Bulletin Board, the average of the highest bid and lowest ask prices reported on any other bona fide over-the-counter stock market selected in good faith by the Committee.

      (iii)Other Determination. If subparagraphs (i) and (ii) are not applicable, or if the Board in its sole discretion does not believe that the procedure set forth in subparagraphs (i) and (ii) is an accurate measurement of the market value of the Common Stock because of the limited trading market of the Common Stock, "fair market value" means such amount as may be determined by the Board by whatever means or method as the Board, in the good faith exercise of its discretion, shall at such time deem appropriate.

       (iv)Date. If the date on which "Fair Market Value" is to be determined is not a business day, or, if there shall be no reported transactions for such date, such determination shall be made on the next preceding business day for which transactions were reported of the Common Stock on any day shall be deemed to be the mean between the published high and low sale prices at which the Common Stock is traded on a bona fide over-the-counter market or, if such stock is not so traded on such day, on the next preceding day on which the Common Stock was so traded.

   (l)"Participant" means a Director who has an undistributed balance in one or more Accounts.

   (m )"Prime Rate" means, as of any date, the prime rate as published in The Wall Street Journal for such date; provided, however, that if such rate is not published on such date, the prime rate as published in The Wall Street Journal on the first immediately preceding date.

   (n)"Rate of Return" for a fiscal year of Mid-Wisconsin shall be determined in accordance with generally accepted accounting principles and means a percentage equal to (a) Mid-Wisconsin's return on equity as determined by dividing (i) Mid-Wisconsin's net income for the applicable year by (ii) Mid-Wisconsin's average daily equity for such year minus (b) 400 basis points.

   (o)"Retainer" means that portion of the annual amount of Directors' Fees which is designated by the Board (or the board of directors of a Subsidiary) as a retainer payable to a Director irrespective of the attendance at meetings or the performance of other duties.

   (p)"Subsidiary" means Mid-Wisconsin Bank and each other subsidiary of Mid-Wisconsin, including any subsidiary of the Bank.

   (q)"Termination of Service" means the bona fide termination of a Participant's services as a member of the Board and each other board of directors of any Subsidiary which has been designated as a participating Subsidiary.

   4. Deferral of Directors' Fees.

   (a)Retainer. No portion of a Retainer shall be paid in cash to a Director from and after January 1, 2000. As of each date after December 31, 1999 on which all or any portion of the Retainer would otherwise be paid in cash to a Director, an amount equal to such payment shall be credited by Mid-Wisconsin or the Subsidiary, as the case may be, to such Director's Deferred Stock Account.

   (b)Annual Election. Each Director may elect before January 25, 2000 with respect to the year ended December 21, 2000 and before January 1 of any subsequent fiscal year of Mid-Wisconsin to defer the payment of all or any portion of the Director's Committee and Meeting Fees to which the Director would otherwise become entitled for services to be rendered during each fiscal year subsequent to the date on which such election is effective. An election by a Director to defer Committee and Meeting Fees pursuant to this subparagraph
(b) shall be effective with respect to Committee and Meeting Fees earned during the first fiscal year beginning after the date such election is made and during each subsequent fiscal year until revoked or amended, provided, however, that any such revocation or amendment shall only be effective with respect to fiscal years beginning after the date written notice of such revocation or amendment is first received by Mid-Wisconsin.

   (c)New Director. Despite any other provision of subparagraph (b), if a person first becomes a Director during a fiscal year, such Director may elect to become a Participant with respect to all or any portion of the Committee and Meeting Fees earned and payable (i) from and after the date on which he is elected a Director if an election is filed on or before the date of such election or (ii), if no election is filed pursuant to clause (i), on the first day of the first month immediately following the month in such fiscal year in which such election is made. An election by a Director to defer Committee and Meeting Fees pursuant to this subparagraph (c) shall remain in effect until the last day of the fiscal year in which such election is made and during each subsequent fiscal year until revoked or amended, provided that any such revocation or amendment shall only be effective with respect to fiscal years beginning after the date written notice of such revocation or amendment is first received by Mid-Wisconsin.

   (d)Payment of Fees. Directors' Fees which are deferred pursuant to this paragraph 4 shall be distributable in accordance with paragraph 8 hereof and only after such Participant's Termination of Service. Any Committee and Meeting Fees not subject to an election made in accordance with this paragraph 4 shall be paid to the Director in cash.

   5. Accounting and Elections.

   (a)Accounts. Mid-Wisconsin and each participating Subsidiary shall establish a Deferred Cash Account and a Deferred Stock Account in the name of each of their Directors.

   (b)December 31, 1999 Balance. Each Director who does not incur a Termination of Service prior to January 1, 2000 and who has an undistributed balance in his account as of December 31, 1999 may file an election with Mid-Wisconsin on or before December 31, 1999 which specifies the Account or Accounts (and the respective percentages thereof in the case two Accounts are specified) to which the balance of his account as of December 31, 1999 shall be credited as of January 1, 2000. In the event a Participant does not file an election in accordance with the preceding sentence, the balance of such Participant's account as of December 31, 1999 shall be credited to such Participant's Deferred Cash Account on January 1, 2000.

   (c)Election of Accounts. Each Participant who elects to defer Committee and Meeting Fees shall make an election to have such deferred fees allocated to his Deferred Cash Account or his Deferred Stock Account at the time his deferral election is filed pursuant to paragraph 4. Each fiscal year, a Participant may file a new election with Mid-Wisconsin specifying the Account or Accounts to which all Committee and Meeting Fees deferred subsequent to the last day of such fiscal year (and prior to the effective date of any subsequent election) shall be allocated.

   (d)Crediting Deferred Fees. As of each date on which payment of all or a portion of a Retainer would otherwise be paid in cash, each Director's Deferred Stock Account shall be credited with such amount by Mid-Wisconsin or the Subsidiary, as the case may be. As of each date on which Mid-Wisconsin or a Subsidiary shall make payment of Committee and Meeting Fees, the Committee and Meeting Fees of each Participant who has a deferral election then in effect shall, to the extent deferred, be credited by Mid-Wisconsin or the Subsidiary, as the case may be, to the Participant's Deferred Cash Account or Deferred Stock Account, as the case may be, in accordance with such Participant's most recent effective election. No transfers shall be made between a Participants Accounts.

   (e)Annual Report. Within 90 days of the end of each fiscal year in which this Plan is in effect, Mid-Wisconsin shall furnish each Participant a statement of the year-end balance in such Participant's Deferred Cash Account and Deferred Stock Account.

   6. Deferred Cash Account. As of the last day of each fiscal year which begins on or after January 1, 2000 (the "Current Fiscal Year") there shall be computed, with respect to the Deferred Cash Account of each Participant who has not then incurred a Termination of Service, interest on the average daily balance in the Participant's Account (assuming that the Committee and Meeting Fees to be deferred during the year were credited to his Account as of the date on which they would have otherwise been paid to the Participant in cash) at a rate per annum equal to the Rate of Return for the fiscal year ending immediately prior to the Current Fiscal Year. The amount so determined shall be credited to and become part of the balance of such Account as of the first day of the next fiscal year.

   7. Deferred Stock Account.

   (a)Crediting Director Fees. As of each date on which the Directors' Fees otherwise payable to such Participant in cash are credited to a Participant's Deferred Stock Account, the amount of such deferred Directors' Fees shall be converted into that number of "Stock Equivalent Units" (rounded to the nearest one-ten thousandth of a unit) determined by dividing the amount of such Directors' Fees by an amount equal to the per share Fair Market Value of the Common Stock on such date.

   (b)Dividends. On each date on which a dividend payable in cash or property is paid on the Common Stock, there shall be credited to each Deferred Stock Account such number of additional Stock Equivalent Units as are determined by dividing (i) the amount of the cash or other dividend which would have then been payable on the number of shares of Common Stock equal to the number of Stock Equivalent Units (including fractional shares) then represented in such Account by (ii) an amount equal to the per share Fair Market Value of the Common Stock on such date. If the date on which a dividend is paid on the Common Stock is the same date as of which Directors' Fees are to be converted into Stock Equivalent Units, the dividend equivalent to be credited to such Account under this paragraph 7 shall be determined after giving effect to the conversion of the credit balance in such Account into Stock Equivalent Units.

   (c)Recording of Stock Equivalent Units. The number of Stock Equivalent Units credited to a Participant's Deferred Stock Account shall be adjusted (to the nearest one-ten thousandth of a unit) to reflect any change in the Common Stock resulting from a stock dividend, stock split-up, combination, recapitalization or exchange of shares, or the like.

   8. Distribution of Deferred Amounts.

   (a)Conversion of Deferred Stock Accounts. As of the last day of the month in which a Participant's Termination of Service occurs, the number of Stock Equivalent Units then credited to the Participant's Deferred Stock Account shall be determined after giving effect to all other adjustments required by this Plan and such Stock Equivalent Units shall be converted into a cash equivalent by multiplying the number of such units by an amount equal to the per share Fair Market Value of the Common Stock on such date and, as of such date, the Participant's Deferred Stock Account shall be debited by the number of Stock Equivalent Units so transferred and the Participant's Deferred Cash Account credited by the amount of cash equivalent so determined.

   (b)Determination of Ending Balance. As of the last day of the month in which a Participant's Termination of Service occurs, the balance of the Participant's Deferred Cash Account shall be determined by adding to the value of his Deferred Cash Account as of the last day of the immediately preceding fiscal year (i) interest on such value computed at an annual rate equal to the Rate of Return for the number of days of the fiscal year elapsed as of the last day of the month in which the Termination of Service occurred, (ii) all Committee and Meeting Fees deferred by such Participant during the fiscal year in which the Termination of Service occurred, (iii) interest, as determined in clause (i) of this sentence, on the average daily balance of the Committee and Meeting Fees described in clause (ii) (assuming that the Directors' Fees deferred during the year were credited to his Account as of the date on which they would have otherwise been paid to the Participant in cash), and (iv) the value of the amount credited to such Deferred Cash Account pursuant to paragraph 8(a). The amount so determined pursuant to the preceding sentence, when added to the most recent year-end balance credited pursuant to paragraph 7 as of the last day of the fiscal year immediately preceding the year in which the Participant's Termination of Service occurs, shall constitute the Ending Balance of the Participant's Deferred Cash Account (the ?Ending Balance?).

   (c)Distributions. Distribution of a Participant's Deferred Cash Account shall be made in cash in accordance with the following:

      (i)Automatic Form of Payment. Payment of the Ending Balance of a Participant whose Termination of Service occurs for a reason other than death and prior to a Change in Control shall be made in a lump sum as of the last day of the month in which the Participant's Termination of Service occurs unless the Participant elects otherwise in accordance with the provisions of paragraph 8(d).

 (ii) Death Benefit. In the event that a Participant dies before receiving payment of the entire amount to which such Participant is entitled under this Plan, the unpaid balance shall be paid in a lump sum or in installments, as specified in the Participant's most recent election in accordance with the provisions of paragraph 8(d), to the Beneficiary of such Participant. If a Beneficiary dies after the Participant's death, but before receiving the entire payment of the Beneficiary's portion of the amount to which the Participant was entitled under this Plan, the portion of the unpaid balance which such Beneficiary would have received if he had not died shall be paid in a lump sum to such Beneficiary's estate unless the Participant designated otherwise.

      (iii)Change in Control. In the event a Participant incurs a Termination of Service in connection with a Change in Control, payment of the Ending Balance shall be made in a lump sum as of the last day of the month in which the Participant's Termination of Service occurs.

   (d)Elective Forms of Distribution. A Participant may elect, (i) before the first day of each fiscal year, (ii) subject to the automatic distribution provisions of paragraph 8(c)(iii), which shall govern the distribution of benefits in the event of Termination of Service which occurs in connection with a Change in Control, and (iii) prior to his Termination of Service, that payment of the Participant's Ending Balance shall be made in one of the following forms:

      (i)60 Payments. In 60 monthly installments beginning on the last day of the month in which the Participant's Termination of Service occurs in an amount which is determined in accordance with the following:

         (A)The monthly payment for the first twelve months shall be equal to the amount necessary to amortize the repayment of a loan in an amount equal to the Ending Balance in 60 equal monthly payments at the Prime Rate on the last day of the month in which the Participant's Termination of Service occurred;

         (B)As of the last day of the month in which each of the first, second, third, and fourth anniversaries of the Participant's Termination of Service occurs, the amount of each of the next twelve monthly payments shall be recalculated and shall, for the twelve-month period beginning on each such anniversary, be equal to the amount necessary to amortize the repayment of a loan in an amount equal to the then unpaid Ending Balance in monthly payments over the Remaining Payment Period at the Prime Rate on the last day of the month in which such anniversary occurred. As of any anniversary, the "Remaining Payment Period" shall be equal to the remainder of (1) 60, minus (2) the number of payments which have then been made.

      (ii)Lump Sum. In a lump sum, payable at any time on or before the second anniversary of the Participant's Termination of Service; or

      (iii)Other Installments. In one or more installments of equal or unequal amounts payable at one or more times not more frequently than monthly; provided, however, the Ending Balance shall be fully distributed on or before the second anniversary of the Participant's Termination of Service; and provided, further, that the amount payable pursuant to any election to receive equal payments shall be determined by the amount necessary to amortize the repayment of a loan in an amount equal to the Participant's Ending Balance in the number of payments so elected at the Prime Rate on the last day of the month in which the Participant's Termination of Service occurred. The average daily undistributed Ending Balance of a Participant who has elected a form of distribution provided for in this subparagraph (d)(iii) which does not provide for level payments shall continue to accrue interest at a rate equal to the Prime Rate on the last day of the month in which the Participant's Termination of Service occurred; provided, however, that if the distribution of the Ending Balance shall not be complete on the first anniversary date of the Participant's Termination of Service, the interest to be credited to such Account after the first anniversary shall be at a rate equal to the Prime Rate on the last day of the month in which such anniversary occurred.

Any election filed pursuant to this paragraph 8(d) shall be effective as of the first day of the first fiscal year which begins next subsequent to the fiscal year in which (i) such election has been made and (ii) such election has been approved by the Board.

   (e)Payments to Retirees as of December 31, 1999. Notwithstanding any other provision of this amended and restated Plan, any Accounts which were in pay status on December 31, 1999 shall continue to be paid in accordance with the terms of the Plan as in effect on December 14, 1999.

   (f)Modification of Payments. After a Participant's Termination of Service occurs, neither such Participant or his Beneficiary shall have any right to modify in any way the schedule for the distribution of amounts credited to such Participant under this Plan as specified in the last election filed by the Participant. However, upon a written request submitted to the Secretary of Mid-Wisconsin by the person then entitled to receive payments under this Plan (who may be the Participant or a Beneficiary), the Board may in its sole discretion, accelerate the time for payment of any one or more installments remaining unpaid.

   9. Form for Elections. The Secretary of Mid-Wisconsin shall provide election forms for use by Directors in making an initial election to become a Participant and for making all other elections or designations permitted or required by the Plan.

  10. Miscellaneous.

   (a)No Assignment. Amounts payable hereunder may not be voluntarily or involuntarily sold or assigned, and shall not be subject to any attachment, levy or garnishment.

   (b)No Right of Election. Participation in this Plan by any person shall not confer upon such person any right to be nominated for re-election or re-elected to the Board or the board of directors of a Subsidiary.

   (c)Unsecured Claims. Neither Mid-Wisconsin nor any Subsidiary shall be obligated to reserve or otherwise set aside funds for the payment of its obligations hereunder, and the rights of any Participant under the Plan shall be an unsecured claim against the general assets of Mid-Wisconsin or a Subsidiary, whichever, and only to the extent it, established the Participant's Accounts. All amounts due Participants or Beneficiaries under this Plan shall be paid out of the general assets of Mid-Wisconsin or the Subsidiary, whichever, and only to the extent it, established the Participant's Accounts and in no event shall there be joint liability for the payment of an Account established by another participating entity.

   (d)Plan Administration. The Board shall have all powers necessary to administer this Plan, including all powers of Plan interpretation, of determining eligibility, and the effectiveness of elections, and of deciding all other matters relating to the Plan; provided, however, that no Participant shall take part in any discussion of, or vote with respect to, a matter of Plan administration which is personal to him, and not of general applicability to all Participants. All decisions of the Board shall be final as to any Participant under this Plan.

   (e)Amendment and Termination. The Board may amend this Plan in any and all respects at any time (including, specifically, but not limited to, the rate at which interest will be credited to any Account from and after the date of such amendment), or from time to time, or may terminate this Plan at any time, but any such amendment or termination shall be without prejudice to any Participant's right to receive amounts previously credited to such Participant under this Plan. A Subsidiary of Mid-Wisconsin may terminate its participation in the Plan at any time by action of its Board of Directors, but such termination shall be without prejudice to any Participant's right to receive amounts previously credited to such Participant under this Plan.

                                                         Exhibit 10(e)

                MID-WISCONSIN FINANCIAL SERVICES, INC.
                   DIRECTOR RETIREMENT BONUS POLICY
                              MAY 12, 1999

Eligibility

      A director who completes at least 20 years of service as a director of Mid-Wisconsin Financial Services, Inc. (the "Company"), including service as a director of Mid-Wisconsin Bank (the "Bank"), shall be eligible for a retirement bonus equal to the retainer fees in effect at the Company and the Bank during the first year following the director's termination of service.

      A director who completes less than 20 years of service as a director of the Company, including service as a director of the Bank, shall be eligible for a retirement bonus equal to the product of (a) the retainer fees in effect during the first year following the director's termination of service, multiplied by (b) a fraction, the numerator of which is the greater of (i) 10 or (ii) the director's full and partial years of service as a director, and the denominator of which is 20.

Payment

      A director's retirement bonus shall be paid to the retired director, if then living, at such dates during the first twelve months following the date of the director's termination of service as the Company and the Bank pay the retainer fee to then serving directors. No retirement bonus shall be paid with respect to any calendar month which begins on or after the date of a retired director's death.

Required Services

      In consideration of the payment of the retirement bonus, a retired director shall remain available at reasonable times, and for reasonable periods of time, for advice and counsel to the respective boards of directors of the Company and the Bank for the one year period in which payment of the retirement bonus is made.

Miscellaneous

      No Assignment. Amounts payable hereunder may not be voluntarily or involuntarily sold or assigned, and shall not be subject to any attachment, levy or garnishment.

      Unsecured Claims. All amounts due a retired director under this policy shall be paid out of the general assets of the Company and the Bank, as the case may be.

      Administration. The Board of Directors of the Company (the "Board") shall have all powers necessary to administer this policy. All decisions of the Board shall be final as to any director under this policy.

      Amendment and Termination. The Board may amend this policy in any and all respects at any time, or from time to time, or may terminate this policy at any time, but any such amendment or termination shall be without prejudice to any then retired director's right to receive the retirement benefit due such director.

                                                                Exhibit 10(f)

                               MID-WISCONSIN BANK
                               TEAMBANK BONUS PLAN

We have a performance compensation program-the TeamBank Bonus-that encourages all of us to work, act, and think like owners. This is imperative to our bank's success because we believe that your interests and values are the very same interests and values as our shareholders. This program reinforces the concept of "TeamBank"-all of us working in partnership to provide the best in financial services for our customers.

The objective of performance compensation is to maximize long-term shareholder value and thereby long-term viability by focusing on the bank's profit, sales, sales support, work flow, quality and overall productivity. Because everyone in our bank influences results, everyone participates in the performance reward.

We recognize there is a way to provide you incentive compensation, but not put your base salary at risk. Everyone should receive a fair base salary and that salary should be competitive within the marketplace. We are committed to rewarding everyone in the bank for what we contribute as a team.

Everyone will have an opportunity to participate and everyone will have an opportunity to earn a performance reward relative to his or her job, performance and base salary. You may participate in more than one bonus plan depending on your job-besides our overall TeamBank Bonus we also have some bonus plans at the branch and department level.

We have set certain criteria-called Key Performance Indicators- as a measurable tool to determine "base line" performance as well as improved performance. We must first achieve a certain "base line" level of performance so that we can justify our base salary and benefits. Performance beyond base line results in increased income for our organization which in turn is shared with you.

Our Key Performance Indicators are:

Growth: Total assets

Profit: Return on Equity

Productivity: Efficiency ratio

Benefits are calculated and if any bonus is earned, it will be paid in mid-December. Rewards are paid only to employees actively employed at the time of payout. Full-time and part-time employees are eligible. Temporary employees are not eligible.

                  1999-2000 TeamBank Bonus Plan

                                                                   LEVEL OF ACHIEVEMENT OF KEY PERFORMANCE INDICATORS
   Employees other than Executive Officers                    1      2      3      4      5      6      7      8      9     10
   TBBonus as a % of Salaries (Cash)                        0.50%  1.00%  1.50%  2.00%  2.50%  3.00%  3.50%  4.00%  4.50%  5.00%
   Profit Sharing as a % of Salaries (Deferred)             0.50%  1.00%  1.50%  2.00%  2.50%  3.00%  3.50%  4.00%  4.50%  5.00%
   Total Bonus & Profit Sharing                             1.00%  2.00%  3.00%  4.00%  5.00%  6.00%  7.00%  8.00%  9.00% 10.00%
   *Equal matching of your 401K contribution-maximum 5%     5.00%  5.00%  5.00%  5.00%  5.00%  5.00%  5.00%  5.00%  5.00%  5.00%
   Money Purchase Retirement Contribution                   5.00%  5.00%  5.00%  5.00%  5.00%  5.00%  5.00%  5.00%  5.00%  5.00%
   Total Contributions: Deferred & Cash                    11.00% 12.00% 13.00% 14.00% 15.00% 16.00% 17.00% 18.00% 19.00% 20.00%

   Executive Officers (TBBonus as a % of Salary (Cash))

   President and CEO                                        3.00%  6.00%  9.00% 12.00% 15.00% 18.00% 21.00% 24.00% 27.00% 30.00%

   Executive Vice President                                 2.40%  4.80%  7.20%  9.60% 12.00% 14.40% 16.80% 19.20% 21.60% 24.00%

   BOARD SPECIAL FEE                                        6.00% 12.00% 18.00% 24.00% 30.00% 36.00% 42.00% 48.00% 54.00% 60.00%



      [PERIOD-TYPE]                     12-MOS
      [FISCAL-YEAR-END]                 Dec-31-1999
      [PERIOD-END]                      Dec-31-1999
      [CASH]                                 16,400
      [INT-BEARING-DEPOSITS]                199,554
      [FED-FUNDS-SOLD]                            0
      [TRADING-ASSETS]                            0
      [INVESTMENTS-HELD-FOR-SALE]            63,365
      [INVESTMENTS-CARRYING]                 63,365
      [INVESTMENTS-MARKET]                   63,365
      [LOANS]                               217,546
      [ALLOWANCE]                            (2,286)
      [TOTAL-ASSETS]                        307,684
      [DEPOSITS]                            230,170
      [SHORT-TERM]                           25,920
      [LIABILITIES-OTHER]                     3,095
      [LONG-TERM]                            20,000
      [PREFERRED-MANDATORY]                       0
      [PREFERRED]                                 0
      [COMMON]                                  182
      [OTHER-SE]                             28,317
      [TOTAL-LIABILITIES-AND-EQUITY]        307,684

      [INTEREST-LOAN]                        17,416
      [INTEREST-INVEST]                       3,701
      [INTEREST-OTHER]                          122
      [INTEREST-TOTAL]                       21,239
      [INTEREST-DEPOSIT]                      8,166
      [INTEREST-EXPENSE]                      9,843
      [INTEREST-INCOME-NET]                  11,396
      [LOAN-LOSSES]                             180
      [SECURITIES-GAINS]                          0
      [EXPENSE-OTHER]                         8,542
      [INCOME-PRETAX]                         4,780
      [INCOME-PRE-EXTRAORDINARY]              4,780
      [EXTRAORDINARY]                             0
      [CHANGES]                                   0
      [NET-INCOME]                            3,348
      [EPS-BASIC]                            1.83
      [EPS-DILUTED]                            1.83
      [YIELD-ACTUAL]                           8.18
      [LOANS-NON]                             1,371
      [LOANS-PAST]                               64
      [LOANS-TROUBLED]                          419
      [LOANS-PROBLEM]                         2,018
      [ALLOWANCE-OPEN]                        2,159
      [CHARGE-OFFS]                             128
      [RECOVERIES]                               75
      [ALLOWANCE-CLOSE]                       2,286
      [ALLOWANCE-DOMESTIC]                      180
      [ALLOWANCE-FOREIGN]                         0
      [ALLOWANCE-UNALLOCATED]                     0