Form 10-K/A
period 1999-12-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2000-03-30
CIK 785024

FORM 10-K/A
                                   AMENDMENT NO. 1
                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

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

The number of common shares outstanding at March 3, 2000 was 1,824,718

                   DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated March 25, 2000 (to the extent specified herein): Part III

                           EXPLANATORY NOTE

   The purpose of this Amendment No. 1 on Form 10-K/A to Form 10-K for the fiscal year ended December 31, 1999 as filed on March 29, 2000, is to add the appropriate tags to Exhibit (27), the Financial Data Schedule.


                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1994, the registrant had duly caused this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                                MID-WISCONSIN FINANCIAL SERVICES, INC.


                                             Gene C. Knoll
                                             Gene C. Knoll, President and Chief
                                             Executive Officer