Form 10-Q
period 2000-03-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2000-05-15
CIK 785024

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

As of March 31, 2000 There were 1,809,450 shares of $.10 par value common stock outstanding.

                 MID-WISCONSIN FINANCIAL SERVICES, INC.


                                 INDEX


PART  I. FINANCIAL INFORMATION                                    PAGE

         Item 1. Financial Statements

                 Consolidated Balance Sheets
                 March 31, 2000 and December 31, 1999               3

                 Consolidated Statements of Income
                 Three Months Ended March 31, 2000 and 1999         4

                 Consolidated Statement of Changes in
                 Stockholders' Equity
                 Three Months Ended March 31, 2000                  5

                 Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 2000 and 1999         6

                 Notes to Consolidated Financial Statements       7-8

         Item 2. Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                      8-15

         Item 3. Quantitative and Qualitative Disclosures
                 About Market Risk                                 15

PART II. OTHER INFORMATION

         Item 5. Other Information                              16-18

         Item 6. Exhibits and Reports of Form 8-K               18-19

                 Signatures                                        20

                 Exhibit Index                                     21

                      PART I   FINANCIAL INFORMATION

Item 1. Financial Statements

                    Mid-Wisconsin Financial Services, Inc.
                                and Subsidiary
                           Consolidated Balance Sheet

                                                                March 31, 2000   December 31, 1999
              ASSETS                                              (Unaudited)
Cash and due from banks                                            $11,791,083       $16,400,484
Interest-bearing deposits in other financial institutions               19,570            16,628
Federal funds sold                                                           0                 0
Investment securities available for sale -At fair value             65,867,025        63,364,665
Loans held for sale                                                    179,000            50,000
Loans receivable, net of allowance for credit losses of
  $2,357,525 in 2000 and $2,285,675 in 1999                        219,013,112       215,260,185
Accrued interest receivable                                          2,008,657         2,048,587
Premises and equipment                                               6,628,896         6,740,834
Goodwill and purchased intangibles                                   2,071,570         2,156,512
Other assets                                                         1,656,497         1,645,693

TOTAL ASSETS                                                      $309,235,410      $307,683,588



       LIABILITIES AND STOCKHOLDERS' EQUITY


Noninterest-bearing deposits                                       $29,461,306       $30,615,700
Interest-bearing deposits                                          202,676,171       199,554,383
  Total Deposits                                                   232,137,477       230,170,083

Short-term borrowings                                               25,101,375        25,919,665
Long term borrowings                                                20,000,000        20,000,000
Accrued expenses and other liabilities                               3,628,668         3,095,203
     Total Liabilities                                             280,867,520       279,184,951

Stockholders' equity:
  Common stock-Par value $.10 per share:
      Authorized           -  6,000,000 shares in 2000 & 1999
      Issued & outstanding -  1,809,450 shares in 2000                 180,945
                           -   1,824,718 shares in 1999                                  182,472
Additional paid-In capital                                          11,755,309        11,759,737
Retained earnings                                                   17,334,420        17,356,953
Accumulated other comprehensive income, net of tax                    (902,784)         (800,525)
     Total Stockholders' Equity                                     28,367,890        28,498,637

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $309,235,410      $307,683,588

The accompanying notes to consolidated financial statements are an integral part of these statements.

Item 1.    Financial Statements Continued:

                       MID-WISCONSIN FINANCIAL SERVICES, INC.
                                    and Subsidiary
                          CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)
                                                                         Three months ended
                                                                   March 31, 2000   March 31, 1999
Interest income
  Interest and fees on loans                                          $4,714,258       $4,076,058
  Interest on investment securities:
     Taxable                                                             803,190          729,682
     Tax-exempt                                                          192,230          161,016
  Other interest and dividend income                                      25,873           93,659
Total interest income                                                  5,735,551        5,060,415

Interest expense
  Deposits                                                             2,262,356        2,057,142
  Short-term borrowings                                                  322,975          205,696
  Long-term borrowings                                                   292,211           80,820
Total interest expense                                                 2,877,542        2,343,658

Net Interest income                                                    2,858,009        2,716,757
Provision for credit losses                                               80,000           60,000

Net interest income after provision
  for credit losses                                                    2,778,009        2,656,757

Noninterest income:
  Service fees                                                           168,976          162,435
  Trust Service fees                                                     165,867          135,121
  Investment product commissions                                          88,855           59,978
  Other operating income                                                 121,817          211,387
Total noninterest income                                                 545,515          568,921

Noninterest expenses:
  Salaries  and employee benefits                                      1,226,759        1,138,575
  Occupancy                                                              336,046          363,626
  Data Processing & Information Systems                                  112,190           90,922
  Goodwill & Core Deposit Intang Amortization                             84,942           80,798
  Net realized loss on sale of securities available for sale                   0                0
  Other operating                                                        532,565          488,317
Total noninterest expenses                                             2,292,502        2,162,238

Income before income taxes                                             1,031,022        1,063,440
Provision for income taxes                                               282,329          315,760

Net income                                                              $748,693         $747,680

Basic and diluted earnings per share                                       $0.41            $0.40

Cash dividends declared per share                                          $0.20            $0.17

The accompanying notes to consolidated financial statements are an integral part of these statements.

Item 1.    Financial Statements Continued:

                                     Mid-Wisconsin Financial Services, Inc.
                         Consolidated Statement of Changes in Stockholders' Equity
                                                (Unaudited)

                                                                                                    Accumulated
                                                                  Additional                            Other
                                                 Common Stock       Paid-In           Retained      Comprehensive
                                                    Amount          Capital           Earnings      Income (Loss)        Totals

Balance, December 31, 1999                         $182,472       $11,759,737       $17,356,953       ($800,525)       $28,498,637

Comprehensive Income:
 Net Income                                                                             748,693                            748,693
 Unrealized gain on securities
   available for sale, net of tax                                                                      (102,259)          (102,259)
 Total comprehensive income                                                                                                646,434
Repurchase of common stock                           (1,527)           (4,428)         (406,282)                          (412,237)
Cash dividends declared $.20
  per share                                                                            (364,944)                          (364,944)

Balance September 30, 1999                         $180,945       $11,755,309       $17,334,420       ($902,784)       $28,367,890

The accompanying notes to consolidated financial statements are an integral part of these statements.

Item 1.    Financial Statements Continued:


                             Mid-Wisconsin Financial Services, Inc.
                                        and Subsidiary
                              Consolidated Statements of Cash Flows
                           Three Months Ended March 31, 2000 and 1999
                                           (Unaudited)



                                                                                       2000             1999
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                                                      $748,693         $747,680
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for depreciation and net amortization                               300,324          319,162
        Provision for credit losses                                                    80,000           60,000
        Proceeds from sales of loans held for sale                                    221,970        2,980,638
        Gain on sale of loans held for sale                                            (4,620)         (41,238)
        Originations of loans held for sale                                          (346,350)      (2,454,250)
        (Gain) Loss on premises and equipment disposals                                (1,586)          11,836
        Gain on sale of other real estate                                                 -             (4,154)
        Changes in operating assets and liabilities:
        Other assets                                                                   85,506             (960)
        Other liabilities                                                             533,465          410,235
  Net cash provided by operating activities                                         1,617,402        2,028,948
  Cash flows from investing activities:
     Available for sale securities:
          Proceeds from maturities                                                  1,843,976        7,439,471
          Payment for purchases                                                    (4,509,536)     (13,928,292)
     Net (increase) decrease in loans                                              (3,832,883)       3,176,321
     Net (increase) decrease in interest-bearing deposits
        in other institutions                                                          (2,942)          19,468
     Net decrease in federal funds sold                                                   -          2,489,000
     Capital expenditures                                                            (100,417)        (784,735)
     Proceeds from sale of premises and equipment                                       2,550              -
     Proceeds from sale of other real estate                                              525           19,942
  Net cash used in investing activities                                            (6,598,727)      (1,568,826)
  Cash flows from financing activities:
     Net decrease in noninterest-bearing deposits                                  (1,154,394)      (3,544,376)
     Net increase (decrease) in interest-bearing deposits                           3,121,788       (1,000,640)
     Proceeds from exercise of stock options                                              -             10,477
     Payment for repurchase of common stock                                          (412,236)      (1,092,520)
     Net increase (decrease) in short-term borrowing                                 (818,290)       2,044,412
     Proceeds from issuance of long-term borrowings                                       -                -
     Dividends paid                                                                  (364,944)        (309,670)
   Net cash provided by financing activities                                          371,924       (3,892,317)
Net (decrease) in cash and cash equivalents                                        (4,609,401)      (3,432,195)
Cash and cash equivalents at beginning                                             16,400,484       14,025,302
Cash and cash equivalents at end                                                  $11,791,083      $10,593,107

  Supplemental cash flow information:                                                  2000             1999
     Cash paid during the year for:
          Interest                                                                 $2,779,102       $2,388,373
          Income taxes                                                                $26,000          $63,616
  Supplemental schedule of non-cash investing and financing activities:
          Loans transferred to other real estate                                         $-           $223,027
          Loans charged off                                                           $52,305          $50,182
          Loans made in connection with the disposition of other real
              Estate                                                                        0                0

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in the Company's 1999 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.

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

NOTE 2 - INVESTMENT SECURITIES

All investments are available for sale. The amortized cost and fair value of investment securities for the periods indicated are summarized as follows:

                                                 March 31, 2000           December 31, 1999
                                          Amortized Cost  Fair Value  Amortized Cost  Fair Value
U.S. Treasury securities and obligations
   of other U.S. Govt agencies & corp       $13,947,445   $13,517,360   $12,947,539   $12,487,600
Mortgage Backed Securities                   33,633,081    32,939,822    32,989,062    32,389,232
Oblig. to states & political  subdivisions   17,173,158    16,846,538    16,276,194    16,046,592
Corporate Securities                            575,000       574,350       575,000       574,400
Equity Securities                             1,988,955     1,988,955     1,866,841     1,866,841
Totals                                      $67,317,639   $65,867,025   $64,654,636   $63,364,665


NOTE 3 - EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding which includes the common stock equivalents applicable to shares issuable under the stock options granted.

                                       Three Months Ended March 31,
                                             2000       1999
 Net income available to common
      stockholders                        $748,693    $747,680

 Weighted average shares outstanding     1,814,022   1,859,729

 Basic earnings per share                    $0.41       $0.40


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

The Company's comprehensive income for March 31, 2000 and 1999 is as follows:

                                     Three Months Ended March 31,
                                          2000       1999
Net Income                              $748,693   $747,680

Unrealized gain(loss) on securities
     available for sale, net of tax     (102,259)   (98,898)
                                        $646,434   $648,782


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

Forward-looking statements have been made in this document that are subject to risks and uncertainties. While the Company believes that these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from these contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statements Regarding Forward Looking Information" in Part I of the Company's Form 10-K for the year ended December 31, 1999 and, from time to time, in the Company's other filings with the Securities and Exchange Commission.

BALANCE SHEET

At March 31, 2000, total assets were $309,235,410, an increase of $31,589,890, or 11.4%, over March 31, 1999, while assets grew $1,551,822 over December 31, 1999. Gross loans were $221,549,636 at March 31, 2000, growing $34,574,202 over first quarter 1999 and $3,953,776 over fourth quarter 1999. Loan growth has come primarily from commercial and real estate loans.

Table 1:  Period End Loan Composition

                                                March 31     % of        Dec. 31      % of
                                                  2000       total         1999       total

Commercial and financial                      $45,197,622    20.40%    $43,360,501    19.93%
Construction Loans                              4,092,841     1.85%      4,136,740     1.90%
Agricultural                                   40,268,529    18.18%     40,279,168    18.51%
Real estate                                   121,032,628    54.63%    118,640,913    54.52%
Installment                                    10,712,999     4.83%     10,931,389     5.03%
Lease financing                                   245,017     0.11%        247,149     0.11%

Total loans (including loans held for sale)  $221,549,636   100.00%   $217,595,860   100.00%

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

The aggregate amount of non-performing loans decreased $626,083 to $950,233 at March 31 ,2000 from $1,576,316 at March 31, 1999. The majority of the decrease is due to a large commercial loan taken off nonaccrual status and several non-
performing real estate loans paid-off.   Non-performing loans are those which
are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal.

Table 2:  Allowance for Credit Losses and Nonperforming Assets

                                              Three Months Ended
                                         March 31, 2000  March 31, 1999
Allowance for credit losses at
  beginning of period                       $2,285,675     $2,159,145
Provision Charged to Operating Expense          80,000         60,000
Recoveries on Loans                             44,155          6,330
Loans Charged off                              (52,305)       (50,182)

Allowance for losses at end of period       $2,357,525     $2,175,293

NONPERFORMING ASSETS
Nonaccrual loans                              $645,334     $1,094,662
Accruing loans past due
     90 days or more                             7,172          5,152
Restructured loans                             297,727        476,502
Total non-performing
   Loans                                       950,233      1,576,316

Other real estate owned                         69,813        262,877
Total nonperforming assets                  $1,020,046     $1,839,193

Management is not aware of any additional loans that represent material credits or of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

LIQUIDITY

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's need for cash. The Company manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. Deposit growth is the primary source of liquidity. Deposits as a percentage of total funding sources were 84% for the first three months of 2000 and 90% for the first three months of 1999. Wholesale funding represents the balance of the Company's total funding needs.

The Company attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin.

In response to slow deposit growth, in comparison to loan demand, the Company has acquired more non-core funds. The primary funding sources utilized are Federal Home Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses, and public entities, and brokered CDs.

CAPITAL RESOURCES

Stockholders' equity at March 31, 2000 decreased to $28,367,890 compared to $28,827,153 at March 31, 1999. The change in equity between the two periods was primarily a result of the payment of dividends, and the repurchase of common stock. Stockholders' equity included unrealized gains (losses), net of tax, on securities available for sale, net of their tax effect of ($902,784) at March 31, 2000 compared to $360,534 for the comparable prior year period.

Cash dividends of $0.20 per share were paid in the first quarter of 2000, representing a payout ratio of 48.74% for the quarter.

The adequacy of the Company's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of March 31, 2000 the Company's tier 1 risk-based capital ratio, total risk-based capital, and tier 1 leverage ratio were well in excess of regulatory minimums.

Table 3:  Capital Ratios

                                   Tier 1 Capital   Total Capital
March 31, 2000                          11.79%          12.82%
March 31, 1999                          13.26%          14.37%
Regulatory minimum requirements
     for well capitalized                4.00%           8.00%

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2000 totaled $748,693, or $.41 for basic and diluted earnings per share. Comparatively, net income for the quarter ended March 31, 1999 was $747,680, or $.40 for basic and diluted earnings per share. Operating results for the first quarter 2000 generated an annualized return on average assets of .98% and an annualized return on average equity of 10.60%, compared to 1.07% and 10.38% for the comparable period in 1999. The net interest margin for first quarter 2000 was 4.17 % compared to 4.43% for the comparable quarter in 1999.

Table 4:  Summary Results of Operations

(Dollars in thousands,                                  2000                            1999
except per share amounts)                               First       Fourth       Third       Second        First
FINANCIAL HIGHLIGHTS:
Earnings and Dividends:
Net interest income                                    $2,858       $2,943       $2,871       $2,864       $2,717
Provision for credit losses                                80           60            0           60           60
Other noninterest income                                  546          512          479          547          569
Other noninterest expense                               2,293        2,042        2,179        2,159        2,162
Net income                                                749          898          872          831          748
Per common share
   Basic and diluted earnings                            0.41         0.49         0.48         0.45         0.40
   Dividends declared                                    0.20         0.20         0.20         0.60         0.17
   Book Value                                           15.68        15.62        15.52        15.35        15.83
Average common shares (000's)                           1,814        1,827        1,827        1,827        1,860
Dividend payout ratio                                   48.74%       40.65%       41.83%      131.64%       41.42%
Balance Sheet Summary:
At quarter end:
   Loans net of unearned income                       221,371      217,546      208,815      198,149      186,509
   Assets                                             309,235      307,684      297,362      281,821      277,645
   Deposits                                           232,137      230,170      223,894      217,400      217,777
   Shareholders equity                                 28,368       28,499       28,300       27,989       28,827
Average balances:
   Loans net of unearned income                       218,564      214,263      204,237      194,757      188,401
   Assets                                             307,118      302,851      290,405      280,373      279,234
   Deposits                                           231,901      228,052      224,470      218,610      221,844
   Shareholders equity                                 28,265       28,346       27,989       28,443       28,814
Performance Ratios:
Return on average assets                                 0.98%        1.19%        1.20%        1.19%        1.07%
Return on average common equity                         10.60%       12.67%       12.46%       11.69%       10.38%
Tangible Equity to assets                                8.57%        8.70%        8.92%        9.38%        9.53%
Total risk-based capital                                12.82%       12.93%       13.16%       13.67%       14.37%
Net loan charge-offs as a percentage
   of average loans                                     0.004%        0.02%        0.01%        0.01%        0.02%
Nonperforming assets as a percentage
   of loans and other real estate                        0.29%        0.63%        0.93%        0.94%        0.59%
Net interest margin                                      4.17%        4.47%        4.48%        4.57%        4.43%
Efficiency ratio(1)                                     64.97%       57.08%       62.79%       61.22%       63.54%
Fee revenue as a percentage of
   average assets                                        0.17%        0.23%        0.16%        0.19%        0.20%
Stock Price Information:
High                                                   $27.50       $27.50       $27.38       $27.38       $27.38
Low                                                     27.00        27.50        27.38        27.38        25.50
Market value at quarter end (2)                         27.00        27.50        27.38        27.38        27.38

(1) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2) Market value at quarter end represents the bid price. The quotations reflect prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

NET INTEREST INCOME

Net interest income is the most significant component of earnings. Net interest income for the three months ended March 31, 2000 was $2,877,542.
Comparatively, net interest income for the first quarter 1999 was $2,716,757. Fully taxable equivalent net interest income for the first quarter 2000
increased $149,183 to $2,983,094 over first quarter 1999.   Average earning
assets grew $30 million from the first quarter 1999. The net interest margin for March 31, 2000 was 4.17% or 26 basis points less than the 4.43% margin in the first quarter 1999. The net interest margin continues to decline due to the higher costs of deposits needed to fund the balance sheet. The Company is trying to position more assets to reprice with the market to maintain or increase the net interest margin.

Table 5:  Net Interest Income Analysis

                                                         Three months ended                              Three months ended
                                                           March 31, 2000                                  March 31, 1999
                                            Average          Interest      Average          Average         Interest        Average
                                            Balance       Income/expense  Yield/Rate        Balance      Income/expense   Yield/Rate
Assets
  Interest earning assets:
   Loans (2) (3)                         $214,676,202       $4,663,605       8.69%       $183,015,481       $4,009,590       8.76%
   Tax Exempt Loans (1)                     3,887,368           76,739       7.90%          5,385,508          100,699       7.48%
   Taxable Investments                     47,667,177          766,856       6.44%         44,496,107          698,437       6.28%
   Municipal Investments-Txbl                 375,000            6,609       7.05%            375,000            6,609       7.05%
   Municipal Investments-TxEx (1)          16,337,852          291,228       7.13%         13,434,309          243,939       7.26%
   Equity Securities                        1,698,950           29,725       7.00%          1,823,033           24,636       5.41%
   Other Interest Income                    1,902,808           25,873       5.44%          7,998,660           93,659       4.68%
  Total                                  $286,545,357       $5,860,636       8.18%       $256,528,098       $5,177,569       8.07%

 Non-interest earning assets:
   Cash & cash equivalents                 11,964,782                                      12,343,639
   Premises & Equip-Net                     6,462,983                                       6,616,617
   Other assets                             4,474,141                                       5,937,630
   Less:Allow.for ln loss                  (2,329,568)                                     (2,192,157)
  Total                                  $307,117,695                                    $279,233,827

Liabilities & Stockholders' Equity:
  Interest bearing liabilities:
   Interest bearing demand                $58,571,684         $482,065       3.29%        $61,068,768         $440,095       2.88%
   Savings deposits                        20,252,411           98,964       1.95%         20,461,332           98,980       1.93%
   Time deposits                          122,697,552        1,681,327       5.48%        111,494,400        1,518,067       5.45%
   Short-term borrowings                   23,344,446          322,975       5.53%         19,321,702          205,696       4.26%
   Long-term borrowings                    20,000,000          292,211       5.84%          5,800,000           80,820       5.57%
  Total                                  $244,866,093       $2,877,542       4.70%       $218,146,202       $2,343,658       4.30%

  Non-interest bearing liabilities
   Demand deposits                         30,378,971                                      28,818,875
   Other liabilities                        3,607,729                                       2,454,582
   Stockholders' equity                    28,264,902                                      28,814,168
  Total                                  $307,117,695                                    $278,233,827

Interest rate spread (1)                                                     3.48%                                           3.77%
Net interest income
     and net interest margin (1)                            $2,983,094       4.17%                          $2,833,911       4.43%

(1) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2)  Nonaccrual loans have been included in the average balances.
(3)  Interest income includes net loan fees.

PROVISION FOR CREDIT LOSSES

Management determines the adequacy of the provision for credit losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectable, these amounts are promptly charged off against the allowance. The provision for credit losses was $80,000 for the three months ended March 31, 2000, and $60,000 for the three months ended March 31, 1999. Net charge-offs as a percentage of average loans outstanding were .0004% and .02% during the three months ended March 31, 2000 and 1999, respectively.

Non-performing loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for credit losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the reserve and the provision for credit losses is consistent with the composition of the loan portfolio and recent credit quality history.

NON-INTEREST INCOME

Non-interest income decreased 4.11% to $545,515 during the three months ended March 31, 2000, from the comparable first quarter of 1999. There were no gains or losses on securities during the three months ended March 31, 2000 and 1999. Influencing this result was lower loan fees, down $98,000 between comparable three month periods. During the first quarter 1999, the Company realized unusually large loan fees on two consumer loans.

Trust service fees continue to increase with the growth in trust business volume and assets managed by the Company's Trust Department. Fiduciary fees increased $30,746 or 22.75% compared to the same quarter last year. Investment commissions increased $28,877 or 48.15% compared to first quarter 1999. The increase was due to increase in the sale of services provided by the Investment Department. The Investment Department receives commissions on life insurance, annuities, mutual funds, and brokerage services.

Table 6:  Noninterest Income

                                1st Quarter  1st Quarter
                                     2000         1999      Change   Change
Service Fees                      $168,976     $162,435     $6,541     4.03%
Trust Service Fees                 165,867      135,121     30,746    22.75%
Investment product commissions      88,855       59,978     28,877    48.15%
Other operating income             121,817      211,387    (89,570)  -42.37%
   Total noninterest income       $545,515     $568,921   ($23,406 )  -4.11%

NON-INTEREST EXPENSE

Non-interest expenses increased 6.02% to $2,292,502 for the three months ended March 31, 2000, from $2,162,238 for the three months ended March 31, 1999.

Salaries and employee benefits increased $88,184 or 7.75% compared to first quarter 1999. The increase was attributable to base merit pay increases, and commission or incentive pay.

Table 7:  Noninterest Expense

                                              1st Quarter   1st Quarter
                                                  2000          1999       Change    Change
Salaries and employee benefits                $1,226,759    $1,138,575     $88,184    7.75%
Occupancy                                        336,046       363,626     (27,580)  -7.58%
Data Processing & Information Systems            112,190        90,922      21,268   23.39%
Goodwill & Core Deposit Intang Amortization       84,942        80,798       4,144    5.13%
FDIC Assessment                                   11,733         6,423       5,310   82.67%
Other operating                                  520,832       481,894      38,938    8.08%
   Total noninterest expense                  $2,292,502    $2,162,238    $130,264    6.02%


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 1999.

ITEM 5. OTHER INFORMATION

The following information is provided for the purpose of updating the description of the Company's common stock and supersedes the description set forth in Item 11, pages 54-56 of Amendment No. 2 to Form 8, dated August 14, 1990:

Description of Common Stock

The following summary description of the material provisions of the Company's articles of incorporation and by-laws is qualified in its entirety by reference to the Company's articles of incorporation and by-laws, which have been previously filed as exhibits (see Item 6, exhibits 4.1 and 4.2).

The Company's authorized capital stock consists of 6,000,000 shares of common stock, $.10 par value per share. At May 9, 2000, there were 1,809,450 shares of common stock outstanding which were held by approximately 816 stockholders of record.

Common Stock

Holders of common stock are entitled to receive dividends as may be declared by the Company's Board of Directors out of funds legally available to pay dividends and, in the event of liquidation, to share pro rata with the holders of common stock in any distribution of assets after payment or providing for the payment of liabilities and the liquidation preference of any outstanding preferred stock. The Company's ability to pay dividends may be limited by federal or state banking laws. In particular, the Company's ability to pay dividends may be limited by requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if (1) the organization's net income available to common shareholders over the past year has been sufficient to fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organizations's capital needs, asset quality, and overall financial condition.

Each holder of common stock is entitled to one vote for each share held of record on the applicable record date for all matters presented to stockholders. Holders of common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities. There are no conversion rights or redemption or sinking fund provisions with respect to common stock. All outstanding shares of common stock are fully paid and nonassessable except for a contingent liability under Wisconsin law for unpaid wages. Wisconsin law provides that a stockholder may be held liable, up to the amount the stockholder paid for his shares, for any claims made by employees for unpaid wages, up to a maximum of six-months of wages.

Anti-takeover Provisions in the Articles of Incorporation and By-laws and Wisconsin Law

The Company's articles of incorporation and by-laws contain provisions that could delay or make more difficult the acquisition of the Company by means of a hostile tender offer, open market purchases, a proxy contest, or otherwise. Wisconsin law also contains provisions which are intended to make a non-negotiated transaction more difficult to achieve.

The articles of incorporation and the by-laws provide that the Board of Directors shall be divided into three classes of directors, as nearly equal in size as possible, serving staggered three-year terms. Upon expiration of the term of a class of directors, the directors in that class are to be elected for three-year terms at the annual meeting of stockholders in the year in which the term for that class of directors expires. In addition, the classification of the board of directors could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, control of the Company.

Section 180.1141 of the Wisconsin Business Corporation Law restricts some business combinations between the Company and an "interested stockholder." An "interested stockholder" includes any person (including the person's affiliates or associates) who beneficially owns at least 10% of the voting power of the outstanding voting power of the common stock and any of the Company's affiliates or associates who, within the last three years, beneficially owned at least 10% of the voting power of the then outstanding voting stock. A business combination prohibited by Section 180.1141 includes:

      1. a merger or share exchange with an interested stockholder (or a corporation which would become an affiliate after a merger or share exchange);
      2. a sale, lease or other disposition to or with an interested stockholder of assets which:
            a. represents at least 5% of the aggregate market value of the
                  Company's assets;
            b. has an aggregate market value equal to at least 5% of the value of the outstanding stock; or
            c. represents at least 10% of the earning power or income of the
                  Company;
      3. the issuance of our stock which has an aggregate market value equal to at least 5% of the aggregate market value of all of the Company's outstanding stock to an interested stockholder;
      4. a plan or proposal for liquidation or dissolution of the Company pursuant to a proposal by or an agreement with an interested stockholder; and
      5. other reclassifications, recapitalizations and loans, guarantees, financial assistance, or other transactions for the benefit of the interested stockholder.

For a period of three years after the date on which an interested stockholder first became an interested stockholder, no business combinations between the Company and the interested stockholder may occur unless the Board of Directors had given prior approval to the business combination or the purchase by which the interested stockholder became an interested stockholder. At any time more than three years after the date on which an interested stockholder became an interested stockholder, no business combination may be consummated unless the purchase by which the interested stockholder became an interested stockholder was approved by the Board of Directors prior to the date on which the interested stockholder became an interested stockholder, the business combination meets the "fair price" requirements set forth in the statute regarding the price paid for the Company's stock, or the business combination is approved by a majority of the shares entitled to vote which are not beneficially owned by the interested stockholder.

Section 180.1150 of the Wisconsin Business Corporation Law provides that, subject to some exceptions, in any matters to be voted upon by the Company's stockholders, the voting power of shares held by any person in excess of 20% of the shares outstanding and entitled to vote in the election of directors is limited to 10% of the full voting power of those excess shares. For example, a stockholder with 30% of the voting shares would exercise 23% of the voting power of the shares eligible to vote.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits required by Item 601 of Regulation S-K

The following exhibits are filed as part of this quarterly report on Form 10-Q.

4.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

4.2  Bylaws, as amended September 20, 1995 (incorporated by reference to
Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10.1* Mid-Wisconsin Financial Services, Inc. 1991 Employee Stock Option Plan (incorporated by reference to Exhibit 10(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10.2* Mid-Wisconsin Financial Services, Inc. Directors Deferred Compensation Plan as last amended January 12, 2000 (incorporated by reference to Exhibit 10(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.3* Executive Officer Employment and Severance Agreement (incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.4* Mid-Wisconsin Bank Senior Officer Incentive Bonus Plan (incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.5* Director Retirement Benefit Policy (incorporated by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.6* 1999 TeamBank Bonus Plan (incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.7 Mid-Wisconsin Financial Services, Inc. Employee Stock Purchase Plan

10.8* Mid-Wisconsin Financial Services, Inc. 1999 Stock Option Plan

22.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

27.1 Financial Data Schedule

*Denotes Executive Compensation Plans and Arrangements

(b)  Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter for which this Form 10-Q is filed.

                               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MID-WISCONSIN FINANCIAL SERVICES, INC.



Date May 15, 2000                             GENE C. KNOLL
                                              Gene C. Knoll, President
                                              (Principal Executive Officer)

Date May 15,2000                              RHONDA R. KELLEY
                                              Rhonda R. Kelley, Controller
                                              (Principal Accounting Officer)

                             EXHIBIT INDEX
                                  to
                              FORM 10-Q
                                  of
                 MID-WISCONSIN FINANCIAL SERVICES, INC.
                  For the period ended March 31, 2000
              Pursuant to Section 102(d), Regulation S-T
                       (17 C.F.R. <section>232.102(d))

Exhibit 10 - Material Contracts

 .7   Mid-Wisconsin Financial Services, Inc. Employee Stock Purchase Plan

 .8*  Mid-Wisconsin Financial Services, Inc. 1999 Stock Option Plan


*Denotes Executive Compensation Plans and Arrangements.



Exhibit 27 -  Financial Data Schedule

                                                               Exhibit 10.7


               MID-WISCONSIN FINANCIAL SERVICES, INC.
                    EMPLOYEE STOCK PURCHASE PLAN



1. Establishment of Plan.

      Mid-Wisconsin Financial Services, Inc., a Wisconsin corporation (the "Company"), proposes to grant options ("Options") for purchase of the Company's common stock, $0.10 par value ("Common Stock"), to eligible employees of the Company and its Designated Subsidiaries (as hereinafter defined in Section 5) pursuant to the Employee Stock Purchase Plan (the "Plan"). The Company intends the Plan to qualify as an "employee stock purchase plan" within the meaning of
Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"), and the Plan shall be so construed. Any term not expressly defined in the Plan but defined in Section 423 of the Code shall have the meaning provided in Section 423 of the Code.

2. Stock Subject to Plan.

      A total of 50,000 shares of Common Stock will be available for issuance under the Plan, subject to adjustments effected in accordance with Section 16. Any shares of Common Stock that have been made subject to an Option that cease to be subject to the Option (other than by means of exercise of the Option), including, without limitation, in connection with the cancellation or termination of an Option, shall again be available for issuance in connection with future grants of Options under the Plan.

3. Purpose.

      The purpose of the Plan is to encourage employees of the Company and its Designated Subsidiaries to own Common Stock, by permitting them to acquire Common Stock at a discount through payroll deductions, and thereby enhance their sense of participation in the affairs of the Company and Subsidiaries and to provide an incentive for continued employment.

4. Administration.

     (a) The Plan shall be administered by the Stock Option Committee or such other committee of the Company's Board of Directors (the "Board") as the Board may from time to time designate as the administrator of the Company's 1999 Employee Stock Option Plan. Subject to the provisions of the Plan and the limitations of Section 423 of the Code or any successor provision in the Code, the Committee shall have exclusive authority, in its discretion, to determine all matters relating to Options granted under the Plan, including all terms, conditions, restrictions, and limitations of Options, and to adopt, alter and repeal such administrative rules, guidelines and practices governing the Plan as it shall from time to time deem advisable, to interpret the terms and provisions of the Plan and any Option issued under the Plan, and to otherwise supervise the administration of the Plan; provided, however, that all participants granted Options under an offering pursuant to the Plan shall have the same rights and privileges within the meaning of Section 423(b)(5) of the Code except as required by applicable law. The Committee's exercise of discretion and interpretation of the Plan, its rules and regulations, and all actions taken and determinations made by the Committee pursuant to the Plan shall be conclusive and binding on all parties involved or affected. The Committee may delegate administrative duties to any person or persons selected by it, as it deems advisable. All expenses incurred in connection with the administration of the Plan shall be paid by the Company and the Designated Subsidiaries; provided, however, that the Committee may require a participant to pay any costs or fees in connection with the sale by the participant of shares of Common Stock acquired under the Plan or in connection with the participant's request for the issuance of a certificate for shares of Common Stock held in the participant's account under the Plan.

     (b) A majority of the members of the Committee shall constitute a quorum. In the absence of specific rules to the contrary, action by the Committee shall require the consent of a majority of the members of the Committee, expressed either orally at a meeting of the Committee or in writing in the absence of a meeting.

     (c) No member of the Board, no executive officer or other employee of the Company, and no other agent or representative of the Company shall be liable for any act, omission, interpretation, construction, or determination made in connection with the Plan in good faith, and all such persons shall be entitled to indemnification and reimbursement by the Company in respect of any claim, loss, damage, or expense (including attorneys fees) arising therefrom to the full extent permitted by law, except as otherwise may be provided in the Company's articles of incorporation and/or by-laws, and under any directors' and officers' liability insurance that may be in effect from time to time.

5. Eligibility.

     (a) Each employee of the Company or the Designated Subsidiaries is eligible to participate in the Plan for any Offering Period (as hereinafter defined) under the Plan except:

          (i) if so determined by the Committee or the Board, employees who are customarily employed for less than 20 hours per week;

          (ii) if so determined by the Committee or the Board, employees who are customarily employed for not more than five months in a calendar year; and

          (iii) employees who, together with any other person whose stock would be attributed to such employee pursuant to Section 424(d) of the Code, own stock or hold options to purchase stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company or any of its Subsidiaries or who, as a result of being granted Options under the Plan, would own stock or hold options to purchase stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company or any of its Subsidiaries.

     (b) For all purposes of the Plan, (i) the term "Subsidiary" shall mean any "subsidiary corporation" as that term is defined in Section 424(f) of the Code and (ii) the term "Designated Subsidiaries" shall mean Mid-Wisconsin Bank and each subsidiary thereof and each other Subsidiary which may hereafter be determined by the Committee or the Board to be a "Designated Subsidiaries." A Designated Subsidiary will cease to be a Designated Subsidiary on the earlier of (i) the date the Committee or the Board determines that such Subsidiary is no longer a Designated Subsidiary or (ii) such Designated Subsidiary ceases for any reason to be a Subsidiary.

6. Offering Periods.

      The offering periods of the Plan (individually, an "Offering Period") shall be of periods not to exceed the maximum period permitted by Section 423 of the Code. Until determined otherwise by the Committee or the Board, Offering Periods shall commence on the first business day of each calendar year and shall terminate on the last business day of such year; provided, however, that the first Offering Period shall commence on the later of (i) July 1, 2000 or (ii) the effective date of the Company's Registration Statement on Form S-8 relating to the Plan and filed under the Securities Act of 1933, as amended, and shall end on the last business day of 2000. The first day of each Offering Period is referred to as the "Offering Date." The last day of each Offering Period is referred to as the "Purchase Date." Subject to the requirements of
Section 423 of the Code, the Committee or the Board shall have the power to change the duration of Offering Periods with respect to future offerings if such change is announced at least 30 days prior to the Offering Date of the first Offering Period to be affected by such change.

7. Participation in the Plan.

      An eligible employee may become a participant in the Plan on the first Offering Date after he or she satisfies the eligibility requirements, by delivering a properly completed enrollment form (on such form as the Committee may prescribe) to the Committee not later than the 15th day of the month (or if such day is not a business day for the Company or the applicable Subsidiary, on the immediately preceding business day) before such Offering Date, unless a later time for filing the enrollment form authorizing payroll deductions is set by the Committee for all eligible employees with respect to a given Offering Period. Once an employee becomes a participant in the Plan with respect to an Offering Period, such employee will automatically participate in the Offering Period commencing immediately following the last day of the prior Offering Period unless the employee withdraws from the Plan or terminates further participation in the Offering Period as set forth in Sections 13 and 14. No additional enrollment form shall be required for such continued participation in the Plan.

8. Grant of Option on Enrollment.

      Enrollment by an eligible employee in the Plan with respect to an Offering Period will constitute the grant by the Company to such employee of an Option to purchase on the relevant Purchase Date up to that number of shares of Common Stock of the Company, and any fraction of a share, as is determined by dividing (a) the amount accumulated in such employee's payroll deduction account during the Offering Period ending on such Purchase Date, by (b) the Purchase Price as that term is defined in Section 9; provided, however, that the number of shares which may be purchased pursuant to an Option may in no event exceed the number of shares determined in the manner set forth in Section 11(b).

9. Purchase Price.

      (a) Subject to Section 9(b), the purchase price per share (the "Purchase Price") pursuant to any Option shall be the lower of (i) 95% of the fair market value of such share on the Offering Date for such Option or (ii) 95% of the fair market value of such share on the Purchase Date for such Option; provided, however, that in no event may the purchase price per share of Common Stock be below the par value of a share of Common Stock.

      (b) For purposes of the Plan, the term "fair market value" of the Common Stock means, as of any given date, the price per share as determined in accordance with the following:

            (i) EXCHANGE. If the principal market for the Common Stock is a national securities exchange, "fair market value" means the average of the highest and lowest reported sale prices of the Common Stock on the New York Stock Exchange composite transaction tape if the Common Stock is then listed for trading on such exchange, otherwise, the average of the highest and lowest reported sales prices of the Common Stock in any transaction reported on the principal exchange on which the Common Stock is then listed for trading.

            (ii) OVER-THE-COUNTER. If the principal market for the Common Stock is an over-the-counter market, "fair market value" means the average of the highest bid and lowest ask prices of the Common Stock reported in The Nasdaq National Market or The Nasdaq Small Cap Market, or if the Common Stock is not then listed for trading in either of such markets, the average of the highest bid and lowest ask prices of the Common Stock reported on the OTC Electronic Bulletin Board, or, if prices for the Common Stock are not quoted on such OTC market, the average of the highest bid and lowest ask prices reported on any other bona fide over-the-counter stock market selected in good faith by the Committee.

            (iii) DATE. If the date on which "fair market value" is to be determined is not a business day, or, if there shall be no reported transactions for such date, such determination shall be made on the next preceding business day for which transactions were reported.

            (iv) OTHER DETERMINATION. If subparagraphs (i) and (ii) are not applicable, or if the Committee in its sole discretion does not believe that the procedure set forth in subparagraphs (i) and (ii) is an accurate measurement of the market value of the Common Stock because of the limited trading market of the Common Stock, "fair market value" shall mean such amount as may be determined by the Committee by whatever means or method as the Committee, in the good faith exercise of its discretion, shall at such time deem appropriate.

The Committee may change the manner in which the Purchase Price is determined, so long as (x) such determination does not have the effect of lowering the Purchase Price to an amount less than that set forth in Section 9(a) and (y) such changed manner of computation is announced to eligible employees at least 30 days prior to the Offering Date of the first
Offering Period to be affected by such change.

10. Purchase of Shares; Changes in Payroll Deductions; Issuance of Shares.

      (a) Funds contributed by each participant for the purchase of shares under the Plan shall be accumulated by regular payroll deductions made during each Offering Period. The deductions shall be made in such whole dollar amounts per payroll period as the participant shall elect, provided, however, that no such amount may exceed 5% of the participant's Compensation with respect to such payroll period; and, provided further, that the Committee may, from time to time, and at any time, specify a minimum dollar amount per payroll period. As used herein, "Compensation" shall mean all base salary, wages, bonuses, commissions, and overtime pay with respect to such payroll period; provided, however, that for purposes of determining a participant's Compensation, any election by such participant to reduce his or her regular cash remuneration under Sections 125 or 401(k) of the Code shall be treated as if the participant did not make such election. "Compensation" does not include severance pay, hiring and relocation allowances, pay in lieu of vacation, automobile allowances, imputed income arising under any Company group insurance or other benefit program, income received in connection with stock options, or any other special items of remuneration. Payroll deductions shall commence on the first payday following the Offering Date and shall continue through the last payday of the Offering Period unless sooner altered or terminated as provided in the Plan.

      (b) A participant may decrease (but not increase) the rate of payroll deductions during an Offering Period by filing with the Committee a new authorization for payroll deductions, in which case the new rate shall become effective for the next payroll period commencing more than 15 days after the Committee's receipt of the authorization and shall continue for the remainder of the Offering Period unless changed as described below. Such a decrease in the rate of payroll deductions may be made at any time during an Offering Period, but not more than one change may be made effective during any Offering Period. Notwithstanding the foregoing, a participant may decrease the rate of payroll deductions to zero for the remainder of the Offering Period. A participant may increase or decrease the rate of payroll deductions for any subsequent Offering Period by filing with the Committee a new authorization for payroll deductions not later than the 15th day of the month (or if such date is not a business day, the immediately preceding business day) before the beginning of such Offering Period. A participant who has decreased the rate of withholding to zero will be deemed to continue as a participant in the Plan until the participant withdraws from the Plan in accordance with the provisions of Section 13 or his or her participation is terminated in accordance with the provisions of Section 14. A participant shall have the right to withdraw from the Plan in the manner set forth in Section 13 regardless of whether the participant has exercised his or her right to decrease the rate at which payroll deductions are made during the applicable Offering Period.

      (c) All payroll deductions made for a participant will be credited to his or her account under the Plan and deposited with the general funds of the Company. No interest will accrue on payroll deductions. All payroll deductions received or held by the Company may be used by the Company for any corporate purpose, and the Company shall not be obligated to segregate such payroll deductions.

      (d) On each Purchase Date, provided that the participant has not terminated employment in accordance with Section 14 and has not submitted to the Committee a signed and completed withdrawal form, in each case on or before the 15th day (or if such date is not a business day, on the immediately preceding business day) of the last month of the Offering Period in accordance with Section 10(b) or Section 13, then, subject to the limitations set forth in
Section 11, the Company shall apply the funds then in the participant's account to the purchase at the Purchase Price of whole and any fractional shares (rounded to the nearest hundredth) of Common Stock issuable under the Option granted to such participant with respect to the Offering Period.

      (e) During a participant's lifetime, such participant's Option to purchase shares hereunder is exercisable only by him or her or, in the event of the participant's Disability, the participant's legal representatives. The participant shall have no interest or voting right in shares covered by his or her Option until such Option has been exercised. For purposes of the Plan, "Disability" means (i) a physical or mental condition which qualifies as a total and permanent disability under the terms of any plan or policy maintained by the Company or a Subsidiary and for which the participant is eligible to receive benefits under such plan or policy, or (ii) if the participant does not participate in a disability plan, or is not covered by a disability policy, of the Company or a Subsidiary, "Disability" means the permanent and total inability of a participant by reason of mental or physical infirmity, or both, to perform the work customarily assigned to him or her, if a medical doctor selected or approved by the Committee, and knowledgeable in the field of such infirmity, advises the Committee either that it is not possible to determine when such Disability will terminate or that it appears probable that such Disability will be permanent during the remainder of said participant's lifetime.

11. Limitations on Rights to Purchase.

      (a) No employee shall be granted an Option to purchase Common Stock under the Plan at a rate which, when aggregated with his or her rights to purchase stock under all other employee stock purchase plans of the Company or any Subsidiary which is intended to meet the requirements of Code Section 423, exceeds $25,000 in fair market value, determined as of the applicable date of the grant of the Option, for each calendar year in which the employee participates in the Plan (or any other employee stock purchase plan described in this Section 11(a)).

      (b) The number of shares which may be purchased by any employee on the first Purchase Date to occur in any calendar year may not exceed the number of shares determined by dividing $25,000 by the fair market value (as defined in Section 9) of a share of Common Stock on the Offering Date of the Offering Period in which such Purchase Date occurs. The number of shares which may be purchased by any employee on any subsequent Purchase Date which occurs in the same calendar year as that referred to in the preceding sentence shall not exceed the number of shares determined by performing the calculation described below, with all computations to be made to the nearest one hundredth of a whole share of Common Stock or one cent, as the case may be.

      (i) STEP ONE:  The number of shares purchased by the employee during any previous Offering Period which occurred in the same calendar year shall be multiplied by the fair market value (as defined in Section 9) of a share of Common Stock on the first day of such previous Offering Period in which such shares were purchased.

      (ii) STEP TWO:  The amount determined in Step One shall be subtracted from $25,000.

      (iii) STEP THREE: The amount determined in Step Two shall be divided by the fair market value (as defined in Section 9) of a share of Common Stock on the Offering Date of the Offering Period in which the subsequent Purchase Date for which the maximum number of shares which may be purchased is being determined by this calculation occurs. The quotient so obtained shall be the maximum number of shares which may be purchased by any employee on such subsequent Purchase Date.

Subject to the limitations of Section 423 of the Code, and notwithstanding the foregoing, the Committee may from time to time determine that a different maximum number of shares may be purchased on any given Purchase Date in lieu of the maximum amounts described above in this Section 11(b), in which case the number of shares which may be purchased by any employee on such Purchase Date may not exceed such different limitation; provided, that any change made by the Committee pursuant to this sentence shall only be effective for Offering Periods that begin at least 30 days after the change is announced to eligible employees.

      (c) If the number of shares to be purchased on a Purchase Date by all employees participating in the Plan exceeds the number of shares then available for issuance under the Plan, then the Committee shall make a pro rata allocation of the remaining shares in as uniform a manner as shall be reasonably practicable and as the Committee shall determine to be equitable.
In such event, the Company shall give written notice of such reduction of the number of shares to be purchased under a participant's Option to each participant affected thereby.

      (d) Any payroll deductions accumulated in a participant's account which are not used to purchase stock due to the limitations in this Section 11 shall be returned to the participant as soon as practicable after the end of the applicable Offering Period without interest.

12. Evidence of Stock Ownership.

      As soon as practicable following each Purchase Date, the number of full shares of Common Stock purchased by each participant shall be evidenced in such manner as the Committee may deem appropriate, including book-entry registration or issuance of one or more stock certificates which shall be deposited into an account established in the participant's name at a stock brokerage or other financial services firm designated or approved by the Committee. A participant may request, no more than once during any 12-month period and/or within 30 days following such participant's Termination of Employment for any reason, that a stock certificate for full (but not fractional) shares be issued and delivered to him or her. Such request shall be made by filing notice with the Company, and the Company shall cause such shares to be delivered promptly following receipt of such notice. Cash shall be paid in lieu of fractional shares based on the Fair Market Value of the Common Stock on the date such notice is received by the Company. In the event a participant or former participant shall have an account balance of less than one full share with the Company as of the Offering Date of any Offering Period for which such participant has elected not to participate in the Plan, the Company shall cause such fractional share to be sold as promptly as possible and the cash proceeds from such sale to be paid to the account holder.

13. Withdrawal.

      Each participant may withdraw from an Offering Period under the Plan by signing and delivering to the Committee a written notice to that effect on a form provided for such purpose. Such withdrawal may be elected at any time on or prior to the 15th day of the last month (or if such date is not a business day, the immediately preceding business day) of an Offering Period (each such date, the "Withdrawal Deadline").

14. Termination of Employment; Leave of Absence.

      Termination of Employment for any reason, including, without limitation, the failure of a participant to remain an eligible employee, immediately terminates his or her participation in the Plan. For purposes of the Plan, "Termination of Employment" means the termination of the participant's employment with, or performance of services for, the Company and any of its Subsidiaries. A participant employed by, or performing services for, a Subsidiary shall also be deemed to incur a Termination of Employment if the Subsidiary ceases to be such a Subsidiary and the participant does not immediately thereafter become an employee of the Company or another Subsidiary. Temporary absences from employment not exceeding the maximum amount then permitted under the Company's policies or plans because of illness, vacation, or leave of absence, and transfers among the Company and its Subsidiaries shall not be considered Terminations of Employment. For purposes of the Plan, a participant's employment shall be deemed to have terminated at the close of business on the day preceding the first date on which he or she is no longer for any reason whatsoever employed by the Company or any of its Subsidiaries.

15. Return of Payroll Deductions.

      In the event a participant's participation in the Plan is terminated by withdrawal, Termination of Employment, or otherwise, the Company shall promptly deliver to the participant all accumulated payroll deductions of the participant to the Plan which have not yet been applied to the purchase of Common Stock as soon as practicable after the end of the applicable Offering Period, unless such termination of participation occurs later than the Withdrawal Deadline for the Offering Period, in which event such accumulated payroll deductions will be utilized to purchase Common Stock for the participant. No interest shall accrue on the payroll deductions of a participant in the Plan.

16. Capital Changes.

      (a) If the Company shall, after the effective date of the Plan, change the Common Stock into a greater or lesser number of shares through a stock dividend, stock split-up or combination of shares, then the number of shares then subject to the Plan as provided for in Section 2 and the Purchase Price of all Options then outstanding shall all be proportionately increased or decreased as of the record date for such stock dividend, stock split-up or combination of Shares in order to give effect thereto. Notwithstanding any such proportionate increase or decrease, no fraction of a Share shall be issued upon the exercise of an Option and the Shares subject to an Option shall be rounded to the nearest whole Share.

      (b) If, after the effective date of the Plan, there shall be any change in the Common Stock or other change in the capitalization of the Company other than through a stock dividend, stock split-up or combination of shares, including, but not limited to, a change which results from a merger, consolidation, spin-off, or other distribution of stock or property of the Company, any reorganization (whether or not such reorganization is within the meaning of Section 368 of the Code), or any partial or complete liquidation of the Company, then if, and only if, the Committee shall determine that such change equitably requires an adjustment in (i) the number or kind of shares of stock then reserved for issuance under Section 2, (ii) the number or kind of shares of stock then subject to outstanding Options, or (iii) the Purchase Price with respect to any Option, such adjustment as the Committee shall determine is equitable and as shall be approved by the Board shall be made and shall be effective and binding for all purposes of such Options and the Plan. If any member of the Board shall, at the time of such approval, be an Optionee, he shall not participate in action in connection with such adjustment.

17. Nonassignability.

      Neither payroll deductions credited to a participant's account nor any rights with regard to the exercise of an Option or to receive shares under the Plan may be assigned, transferred, pledged, or otherwise disposed of in any way (other than by will, the laws of descent and distribution, or as provided in Section 24 hereof) by the participant. Any such attempt at assignment, transfer, pledge, or other disposition shall be void and without effect.

18. Reports and Status of Accounts.

      Individual accounts will be maintained by the Company for each participant in the Plan. The participant shall have all ownership rights with respect to shares of Common Stock held in his or her account(s) by the Company, including the right to vote such shares and to receive any dividends or distributions which may be declared thereon by the Board. The Committee shall send to each participant promptly after the end of each Offering Period a report of his or her account(s) setting forth with respect to such Offering Period the total payroll deductions accumulated, the number of whole and any fractional share purchased, and the per share price thereof, and also setting forth the total number of shares (including any fractional share) then held in his or her account(s). Neither the Company nor any Designated Subsidiary shall have any liability for any error or discrepancy in any such report.

19. No Rights to Continued Employment; No Implied Rights.

      Neither the Plan nor the grant of any Option hereunder shall constitute a contract of employment with any participant nor shall confer any right on any employee to remain in the employ of the Company or any Subsidiary or restrict the right of the Company or any Subsidiary to terminate such employee's employment. The grant of any Option hereunder during any Offering Period shall not give a participant any right to similar grants thereafter.

20. Equal Rights and Privileges.

      All eligible employees shall have equal rights and privileges with respect to the Plan except as required by applicable law so that the Plan qualifies as an "employee stock purchase plan" within the meaning of Section 423 or any successor provision of the Code and the related regulations. Any provision of the Plan which is inconsistent with Section 423 or any successor provision of the Code shall, without further act or amendment by the Company, the Board, or the Committee, be reformed to comply with the requirements of
Section 423. This Section 20 shall take precedence over all other provisions in the Plan.

21. Notices.

      All notices or other communications by a participant to the Committee or Company under or in connection with the Plan shall be deemed to have been duly given when received in the form specified by the Company at the location, or by the person, designated by the Committee or the Company, as the case may be, for the receipt thereof.

22. Amendment of Plan.

      The Board may amend the Plan in such respects as it shall deem advisable; provided, however, that shareholder approval will be required for any amendment that will increase the total number of shares as to which Options may be granted under the Plan or, but for such shareholder approval, cause the Plan to fail to continue to qualify as an "employee stock purchase plan" under Section 423 of the Code.

23. Termination of the Plan.

      The Board may suspend or terminate the Plan at any time. Upon a suspension or termination of the Plan while an Offering Period is in progress, the Committee shall either shorten such Offering Period by setting a new Purchase Date before the date of such suspension or termination of the Plan or shall return the accumulated payroll deductions of all participants as if they had all withdrawn before the Withdrawal Deadline for such Offering Period, as set forth in Section 15. Unless the Plan shall have been previously terminated by the Board, the Plan shall terminate on, and no Options shall be granted after, December 31, 2009. No Options shall be granted during any period of suspension of the Plan.

24. Designation of Beneficiary.

      (a) A participant may file a written designation of a beneficiary who is to receive any shares of Common Stock and cash, if any, from the participant's account under the Plan, in the event of such participant's death prior to delivery to him or her (or to the Plan Financial Agent, if any, on his or her behalf) of such shares and cash.

      (b) Such designation of beneficiary may be changed by the participant at any time by written notice. In the event of the death of a participant and in the absence of a beneficiary validly designated under the Plan who is living at the time of such participant's death, the Company shall deliver such shares or cash to the executor or administrator of the estate of the participant, or if no such executor or administrator has been appointed (to the knowledge of the Company), the Company, in its discretion, may deliver such shares or cash to the spouse or to any one or more dependents or relatives of the participant or, if no spouse, dependent, or relative is known to the Company, to such other person as the Company may in good faith determine to be the appropriate designee.

25. Conditions upon Issuance of Shares; Limitation on Sale of Shares.

      Shares of Common Stock shall not be issued with respect to an Option unless the exercise of such Option and the issuance and delivery of such shares pursuant thereto shall comply with all applicable provisions of law, domestic or foreign, including, without limitation, the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, the rules and regulations promulgated thereunder, and the requirements of any stock exchange or automated quotation system upon which the shares may then be listed, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

26. Appointment of Plan Agent.

      The Committee may appoint a stock brokerage or financial services firm to act as Plan Agent and to perform such duties with respect to maintaining participants' accounts, holding certificates of Common Stock on behalf of participants, and such other record keeping, administrative, or ministerial duties of either the Committee or the Company as the Committee shall, from time to time, deem appropriate.

27. Effective Date.

      The Plan shall be effective as of July 1, 2000, subject to the approval of the Company's stockholders; provided, however, that the Plan shall terminate without action by the Board if it is not approved by the shareholders of the Company within 12 months of the date it is adopted by the Board.

28. Governing Law.

      Except to the extent that provisions of the Plan are governed by applicable provisions of the Code or any other substantive provision of federal law, the Plan and actions taken under the Plan shall be governed by and construed in accordance with the laws of the State of Wisconsin without reference to principles of conflict of laws.

                                                                Exhibit 10.8



                 MID-WISCONSIN FINANCIAL SERVICES, INC.
                        1999 STOCK OPTION PLAN


      Section 1. PURPOSE. The Plan has been adopted to (a) enable the Company to attract and retain superior employees by providing incentive opportunities with respect to future services that are competitive with those of other similar companies, (b) further identify the interests of participating employees with those of the Company's other shareholders through compensation based on the performance of the Company's common stock, (c) attract and retain qualified employees, and (d) promote the long-term financial interests of the Company and its shareholders.

      Section 2. CERTAIN DEFINITIONS. As used in this Plan, and in addition to any terms elsewhere defined in this Plan, the following terms, when capitalized, shall have the meanings set forth in this Section 2.

      Section 2.1.  "BOARD" means the Board of Directors of the Company.

      Section 2.2. "CAUSE" means any one or more of the following on the part of the participant: (a) the commission of an act which results in a payment of a claim filed by the Company or a Subsidiary under a blanket banker fidelity bond policy as from time to time and at any time maintained; (b) an intentional failure to perform assigned duties; (c) willful misconduct in the course of the participant's employment; (d) breach of a fiduciary duty involving personal profit or acts or omissions of personal dishonesty, including, but not limited to, commission of any crime of theft, embezzlement, misapplication of funds, unauthorized issuance of obligations, or false entries; (e) any intentional, reckless, or negligent act or omission to act which results in the violation by the participant of any policy established by the Company or a Subsidiary which is designed to insure compliance with applicable banking, securities, employment discrimination or other laws or which causes or results in the Company's or a Subsidiary's violation of such laws, except any act done by the participant in good faith, as determined in the reasonable discretion of the Board, or which results in a violation of such policies or law which is, in the reasonable sole discretion of such Board, immaterial; or (f) any of the foregoing which results in material loss to the Company or any of its Subsidiaries. Except to the extent of the discretion granted to the Board in clause (e), the Committee shall have the sole discretion to determine whether "Cause" exists, and the Committee's determination shall be final.

      Section 2.3.  "CHANGE IN CONTROL" has the meaning set forth in Section
9.2.

      Section 2.4. "CODE" means the Internal Revenue Code of 1986, as amended. The reference to any specific section of the Code shall include any successor section or sections.

      Section 2.5. "COMMITTEE" means, subject to the provisions of Section 4, the Stock Option Committee of the Board.

      Section 2.6. "COMMON STOCK" means the common stock, $.10 par value per share, of the Company.

      Section 2.7. "COMPANY" means Mid-Wisconsin Financial Services, Inc., a Wisconsin corporation.

      Section 2.8. "DISABILITY" means (a) a physical or mental condition which qualifies as a total and permanent disability under the terms of any plan or policy maintained by the Company or a Subsidiary and for which the Optionee is eligible to receive benefits under such plan or policy, or (b) if the Optionee does not participate in a disability plan, or is not covered by a disability policy, of the Company or a Subsidiary, "Disability" means the permanent and total inability of a participant by reason of mental or physical infirmity, or both, to perform the work customarily assigned to him or her, if a medical doctor selected or approved by the Board, and knowledgeable in the field of such infirmity, advises the Committee either that it is not possible to determine when such Disability will terminate or that it appears probable that such Disability will be permanent during the remainder of said participant's lifetime.

      Section 2.9.  "EFFECTIVE DATE" means December 31, 1999.

      Section 2.10. "EMPLOYED," and any variation thereof such as "employment," means, as appropriate, employed by or employment with any of the Company or any present or future Subsidiary.

      Section 2.11. "EXCHANGE ACT" means the Securities Exchange Act of 1934, as amended.

      Section 2.12. "FAIR MARKET VALUE" of a share of the Common Stock as of any date means the price per Share on the immediately preceding date as determined in accordance with the following:

            (a) EXCHANGE. If the principal market for the Common Stock is a national securities exchange, "Fair Market Value" means the average of the highest and lowest reported sale prices of the Common Stock on the New York Stock Exchange composite transaction tape if the Common Stock is then listed for trading on such exchange, otherwise, the average of the highest and lowest reported sales prices of the Common Stock in any transaction reported on the principal exchange on which the Common Stock is then listed for trading.

            (b) OVER-THE-COUNTER. If the principal market for the Common Stock is an over-the-counter market, "Fair Market Value" means the average of the highest bid and lowest ask prices of the Common Stock reported in The Nasdaq National Market, or The Nasdaq Small Cap Market, or if the Common Stock is not then listed for trading in either of such markets, the average of the highest bid and lowest ask prices of the Common Stock reported on the OTC Bulletin Board, or, if prices for the Common Stock are not quoted on the OTC Bulletin Board, the average of the highest bid and lowest ask prices reported on any other bona fide over-the-counter stock market selected in good faith by the Committee.

            (c) OTHER DETERMINATION. If subparagraphs (a) and (b) are not applicable, "Fair Market Value" shall mean such amount as may be determined by the Committee by whatever means or method as the Committee, in the good faith exercise of its discretion, shall at such time deem appropriate.

            (d) DATE. If the date on which "Fair Market Value" is to be determined is not a business day, or, if there shall be no reported transactions for such date, such determination shall be made on the next preceding business day for which transactions were reported.

      Section 2.13. "INCENTIVE STOCK OPTION" means an Option granted pursuant to the terms of the Plan which is intended by the Committee to meet the requirements of an "incentive stock option" within the meaning of Section 422 of the Code, or any successor section or sections; provided, however, that to the extent an Incentive Stock Option is exercised after the expiration of any limitation on the time of exercise applicable under Section 422 of the Code, or such Option does not meet the qualifications of an "incentive stock option" within the meaning of such Section 422, such Option shall thereafter be a Non-Qualified Option.

      Section 2.14. "NON-QUALIFIED OPTION" means an Option granted pursuant to the terms of the Plan which the Committee intends shall not meet the requirements of an "incentive stock option" within the meaning of Section 422 of the Code, or any successor section or sections, and any Option intended to be an Incentive Stock Option which does not satisfy the terms, or is not exercised in accordance with the requirements of, Section 422 of the Code.

      Section 2.15. "OPTION" means an option to purchase Shares awarded pursuant to the provisions of Section 6.

      Section 2.16. "OPTION AGREEMENT" means the written document which evidences an award of Options, whether or not such document requires the signature of the Optionee.

      Section 2.17. "OPTIONEE" means an eligible employee, as determined in accordance with Section 5, who has been granted an Option.


      Section 2.18. "OPTION PRICE" means, with respect to each Option, the price per Share at which such Option may be exercised and the Shares subject to such Option purchased.

      Section 2.19. "PLAN" means the Mid-Wisconsin Financial Services, Inc. 1999 Stock Option Plan as set forth herein or as hereafter amended.

      Section 2.20. "RETIREMENT DATE" means a participant's Termination of Employment at or after the normal or early retirement date of such participant under the terms of any retirement or pension plan sponsored by the Company which is qualified under the provisions of the Code.

      Section 2.21.  "SHARE" means a share of Common Stock.

      Section 2.22. "SUBSIDIARY" means any corporation, partnership, or other entity in which the Company owns, directly or indirectly, at least a 50% interest in the voting rights or profits.

      Section 2.23. "TERMINATION OF EMPLOYMENT" means the termination of the participant's employment with, or performance of services for, the Company and any of its Subsidiaries. A participant employed by, or performing services for, a Subsidiary shall also be deemed to incur a Termination of Employment if the Subsidiary ceases to be such a Subsidiary and the participant does not immediately thereafter become an employee of the Company or another Subsidiary. Temporary absences from employment because of illness, vacation, or leave of absence and transfers among the Company and its Subsidiaries shall not be considered Terminations of Employment. For purposes of the Plan, a participant's employment shall be deemed to have terminated at the close of business on the day preceding the first date on which he or she is no longer for any reason whatsoever employed by the Company or any of its Subsidiaries.

      Section 3.  NUMBER OF SHARES AVAILABLE FOR OPTIONS.

      Section 3.1 SHARES SUBJECT. The aggregate number of Shares which may be delivered under Options awarded pursuant to the Plan shall be equal to the sum of (a) 200,000 and (b) any Shares available for future awards under all prior stock option plans of the Company (the "Prior Plans") as of the Effective Date, including any Shares with respect to which options awarded under any Prior Plans are hereafter forfeited, expire, or are canceled without delivery of Shares.

      Section 3.2 UNDELIVERED SHARES. To the extent any Shares subject to an Option are not delivered to an Optionee (or the estate or other transferee of such Optionee) because the Option is forfeited, expires, or otherwise becomes unexercisable, or the Shares are not delivered because the Shares are used to satisfy the applicable tax withholding obligation of the Optionee, such Shares shall be deemed not to have been delivered for purposes of determining the maximum number of Shares available for delivery under the Plan.

      Section 3.3 EXERCISE USING SHARES. If the Option Price of any Option awarded under the Plan or any Prior Plan is satisfied by tendering Shares to the Company (by actual delivery or attestation), only the number of Shares issued to the Optionee (or the estate or other transferee of such Optionee), net of the Shares tendered, shall be deemed delivered for purposes of determining the maximum number of Shares available for delivery under the Plan.

      Section 3.4  STOCK DIVIDENDS, ETC.   If the Company shall, after the
Effective Date, change the Common Stock into a greater or lesser number of Shares through a stock dividend, stock split-up or combination of Shares, then
(a) the number of Shares then subject to the Plan as provided for in Section 3.1, but which are not then subject to any outstanding Option, (b) the number of Shares subject to each then outstanding Option (to the extent not previously exercised), and (c) the price per Share payable upon exercise of each then outstanding Option, shall all be proportionately increased or decreased as of the record date for such stock dividend, stock split-up or combination of Shares in order to give effect thereto. Notwithstanding any such proportionate increase or decrease, no fraction of a Share shall be issued upon the exercise of an Option and the Shares subject to an Option shall be rounded to the nearest whole Share.


      Section 3.5 OTHER CHANGES. If, after the Effective Date, there shall be any change in the Common Stock or other change in the capitalization of the Company other than through a stock dividend, stock split-up or combination of Shares, including, but not limited to, a change which results from a merger, consolidation, spin-off, or other distribution of stock or property of the Company, any reorganization (whether or not such reorganization is within the meaning of Section 368 of the Code), or any partial or complete liquidation of the Company, then if, and only if, the Committee shall determine that such change equitably requires an adjustment in (a) the number or kind of shares of stock then reserved for issuance under Section 3.1, (b) the number or kind of shares of stock then subject to an Option, (c) the Option Price with respect to an Option, or (d) any other limitation on the Option which may be granted to any participant, to the extent such adjustment does not cause any Option to fail to satisfy the requirements for exemption from the limitations on deductibility imposed by Section 162(m) of the Code that is set forth in
Section 162(m)(4)(c) of the Code if such Option would have satisfied such requirements immediately prior to such adjustment and if such Option, if then exercised, would, when added to the Optionee's estimated compensation from the Company and all Subsidiaries for such year, exceed the deductibility limits of
Section 162(m) of the Code, such adjustment as the Committee shall determine is equitable and as shall be approved by the Board shall be made and shall be effective and binding for all purposes of such Option and the Plan. If any member of the Board shall, at the time of such approval, be an Optionee, he shall not participate in action in connection with such adjustment.

      Section 4.  ADMINISTRATION OF THE PLAN.

      Section 4.1 COMMITTEE. The Plan shall be administered by the Committee. The Committee shall, subject to the terms of the Plan, have the authority to, in its sole discretion, (a) select eligible employees to receive an award of one or more Options and to participate in the Plan, (b) determine the number of Shares subject to each award and the Option Price associated therewith, (c) establish terms and conditions concerning the time of, and conditions precedent to, the exercisability of each Option (including, without limitation, conditions with respect to the passage of time, performance of the Company, or a Subsidiary, or the Optionee, restrictions on competitive employment or satisfaction of Company policies, and any other conditions which the Committee deems reasonably related to the satisfaction of the purposes of the Plan), (d) determine the form of each Option Agreement and all terms and conditions thereof with respect to each award, (e) interpret the Plan and the application thereof and establish such rules and regulations as it deems necessary or desirable for the administration of the Plan, (f) modify or cancel any award or Option or take such action to cause the vesting or exercisability of any or all outstanding Options to become exercisable in part or in full for any reason at any time, subject to the limitation of Section 9.1, and (g) exercise such other authority as is reasonably related to the administration of and/or the fulfillment of the purpose of the Plan. All actions, interpretations, rules, regulations and conditions taken or established by the Committee shall be final, binding and conclusive upon the Company, each Subsidiary, and all Optionees.

      Section 4.2  MEMBERSHIP OF THE COMMITTEE.

            (a) MEMBERSHIP QUALIFICATIONS. Except as provided in this Section 4.2, at all times the Committee shall consist of not less than three members designated by the Board from among those of its members who are not officers or employees of the Company or a Subsidiary and each of whom is (a) a "non-employee director" within the meaning of Rule 16b-3 under the Exchange Act (a "Non-Employee Director") and (b) an "outside director" within the meaning of Section 162(m) of the Code (an "Outside Director"); provided, however, that in addition to the Board's general authority to amend the Plan as provided for in Section 10.1, the Board shall have the specific authority to modify or eliminate the foregoing qualifications or adopt such other qualifications as are reasonably intended to result in (x) the award of Options, and transactions with respect to the award or exercise of such Options, satisfying an exemption from Section 16(b) of the Exchange Act, or any successor thereto, and (y) compensation recognized by Optionees qualifying as a deductible expense of the Company under the "performance-based compensation" exception to compensation deduction limits which would otherwise be imposed on the Company under Section 162(m) of the Code.

            (b) APPOINTMENT OF OTHER MEMBERS. In the event that one or more members of the Committee shall fail to meet the qualifications set forth in Section 4.2(a), the Board shall remove such member or members and appoint a successor or successors who satisfy such qualifications. The Board shall act in a reasonably prompt manner to fill any vacancy on the Committee from among such of its members who are both Non-Employee Directors and Outside Directors.

            (c) VALIDITY OF GRANTS. Notwithstanding the qualifications for members of the Committee established in Section 4.2(a), any award of Options made by the Committee in good faith and without the knowledge that one or more of its members did not satisfy such qualifications, shall be valid and enforceable by the Optionee even though the members of the Committee did not, at the time of such award, satisfy such qualifications.

      Section 4.3 ACTIONS BY THE COMMITTEE. A majority of the members of the Committee shall constitute a quorum. In the absence of specific rules to the contrary, action by the Committee shall require the consent of a majority of the members of the Committee, expressed either orally at a meeting of the Committee or in writing in the absence of a meeting.

      Section 4.4 ACTIONS BY THE BOARD. Any authority granted to the Committee may also be exercised by the full Board, except to the extent that the grant or exercise of such authority would cause any Option or transaction to become subject to (or lose an exemption under) the short-swing profit recovery provisions of Section 16 of the Exchange Act or cause an Option not to qualify for, or to cease to qualify for, the exemption as "performance-based compensation" under Section 162 of the Code, and the regulations promulgated thereunder. To the extent that any permitted action taken by the Board conflicts with action taken by the Committee, the Board action shall control.

      Section 4.5 LIMITATION ON LIABILITY AND INDEMNIFICATION OF BOARD. No member of the Board, no executive officer or other employee of the Company, and no other agent or representative of the Company shall be liable for any act, omission, interpretation, construction, or determination made in connection with the Plan in good faith, and all such persons shall be entitled to indemnification and reimbursement by the Company in respect of any claim, loss, damage, or expense (including attorneys fees) arising therefrom to the full extent permitted by law, except as otherwise may be provided in the Company's articles of incorporation and/or by-laws, and under any directors' and officers' liability insurance that may be in effect from time to time.

      Section 5. PERSONS ELIGIBLE TO BECOME OPTIONEES. Persons who are (a) employees of the Company and any Subsidiary, (b) prospective employees who have accepted offers of employment from the Company or a Subsidiary, or (c) directors of the Company and its Subsidiaries shall be eligible to be selected, in the sole discretion of the Committee, to participate in, and receive an award of one or more Options pursuant to, the Plan.

      Section 6.  AWARDING OF OPTIONS.

      Section 6.1 OPTIONEES. Subject to the limitations of Section 5, Options shall be awarded to such eligible employees and directors of the Company and its Subsidiaries as the Committee may, from time to time and at any time, select. Membership of an employee or a director in a class shall not, without specific Committee action, entitle such employee or director to receive an Option award.

      Section 6.2 OPTION AGREEMENT. Each Option shall be evidenced by an Option Agreement, the terms of which may differ from other Option Agreements. Each Option Agreement shall be signed on behalf of the Company and, if so provided by the Committee, the Optionee, and shall set forth with respect to the Option or Options awarded therein, the name of the Optionee, the date awarded, the Option Price, whether the Option is an Incentive Stock Option or a Non-Qualified Stock Option, the number of Shares subject to the Option, and such other terms and conditions consistent with the Plan as determined by the Committee. The Committee may at the time of award or at any time thereafter impose such additional terms and conditions on the exercise of such Option as it deems necessary or desirable for such Option, or the exercise thereof, to be exempt under Section 16(b) of the Exchange Act, and the regulations promulgated thereunder, and to qualify as "performance-based compensation" under Section 162 of the Code, and the regulations promulgated thereunder. Each Option Agreement shall incorporate by reference all terms, conditions and limitations set forth in the Plan.

      Section 6.3 TERMS AND CONDITIONS OF THE OPTIONS. In addition to any other terms, conditions, and limitations specified in the Plan, each Option awarded hereunder shall, as to each Optionee, satisfy the following requirements:

            (a) DATE OF AWARD. Options must be awarded on or before December 14, 2009.

            (b) EXPIRATION. No Incentive Stock Option shall be exercisable after the expiration of ten years from the date such Option is awarded. No Non-Qualified Stock Option shall be exercisable after the expiration of twenty years from the date such Option is awarded.

            (c) PRICE. The Option Price as to any Share subject to an Option may not be less than the Fair Market Value of the Share on the date the Option is awarded.

            (d) LIMITATIONS ON TRANSFERABILITY. No Incentive Stock Option shall be transferable by the Optionee other than by will or the laws of descent and distribution, nor can it be exercised by anyone other than the Optionee during the Optionee's lifetime. Except as otherwise provided in an Option Agreement or other action taken by the Committee, each of which conform to the provisions of Section 6.4, no Non-Qualified Option shall be transferable by the Optionee other than by will or the laws of descent and distribution, nor can it be exercised by anyone other than the Optionee during the Optionee's lifetime. Except as provided in
      Section 6.4, no Option may be sold, transferred, assigned, pledged, hypothecated, encumbered, or otherwise disposed of (whether by operation of law or otherwise), or be subject to execution, attachment, or similar process. Upon any attempt to so sell, transfer (other than in accordance with Section 6.4), assign, pledge, hypothecate, encumber, or otherwise dispose of any such award, such award and all rights thereunder shall immediately become null and void.

            (e) EXERCISE. Except as otherwise permitted by the Committee, or as provided in Section 6.5, Options must be exercised in accordance with the following time limitations:

                  (i) TERMINATION BY DEATH. If an Optionee incurs a Termination of Employment by reason of death, any Option held by such Optionee may thereafter be exercised, to the extent then exercisable, for a period of one year from the date of such death or until the expiration of the stated term of such Option, whichever period is shorter.

                  (ii) TERMINATION BY REASON OF DISABILITY. If an Optionee incurs a Termination of Employment by reason of Disability, any Option held by such Optionee may thereafter be exercised by the Optionee (or the estate of the Optionee in the event of death), to the extent it was exercisable at the time of such Termination of Employment, for a period of one year.

                  (iii) TERMINATION BY REASON OF RETIREMENT. If an Optionee incurs a Termination of Employment by reason of Retirement, any Option held by such Optionee may thereafter be exercised by the Optionee (or the estate of the Optionee in the event of death), to the extent it was exercisable at the time of such Termination of Employment by reason of Retirement, for a period of two years.

                  (iv) OTHER TERMINATION. If an Optionee incurs a Termination of Employment for any reason other than death, Disability, or Retirement, any Option held by such Optionee shall terminate.

                  (v) Notwithstanding any other provision of this Plan to the contrary, in the event an Optionee incurs a Termination of Employment other than for Cause during the 24-month period following a Change in Control, any Option held by such Optionee may thereafter be exercised by the Optionee, to the extent it was exercisable at the time of termination, for (x) the longer of (i) one year from such date of termination or (ii) such other period as may be provided in the Plan for such Termination of Employment, or
            (y) until expiration of the stated term of such Stock Option, whichever period is shorter. If an Incentive Stock Option is exercised after the expiration of the post-termination exercise periods that apply for purposes of Section 422 of the Code, such Stock Option will thereafter be treated as a Non-Qualified Stock Option.

      If an Incentive Stock Option is exercised after the expiration of the exercise periods that apply for purposes of Section 422 of the Code, such Option will thereafter be treated as a Non-Qualified Stock Option.

            (f) MINIMUM HOLDING PERIOD. No Option may be exercised before the date which is six months after the later of (i) the date on which the Plan is approved by the shareholders of the Company, or (ii) the date on which such Option was awarded.

            (g) ADDITIONAL RESTRICTIONS RELATING TO INCENTIVE STOCK OPTIONS.
      To the extent that the aggregate Fair Market Value (determined as of the time the Option is awarded) of the Shares for which Incentive Stock Options are exercisable for the first time by an individual during any calendar year (under the Plan, any Prior Plans, or any other plan of the Company or a Subsidiary) exceeds $100,000 (or such other individual limit as may be in effect under the Code on the date of award), such Options shall not be Incentive Stock Options. No Incentive Stock Option shall be awarded to an employee who, at the time such Option is awarded, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any Subsidiary within the meaning of
      Section 422(b)(6) of the Code unless (i) at the time the Option is awarded, the Option Price is at least 110% of the Fair Market Value of the Shares subject to the Option, and (ii) such Option by its terms is not exercisable after the expiration of five years from the date such Option is awarded.

            (h) LIMITATION ON OPTION AWARDS. No Optionee may be awarded Options under the Plan in any calendar year with respect to more than 5,000 Shares.

      Section 6.4 TRANSFERABILITY OF NON-QUALIFIED OPTIONS. The Committee may, in its discretion, under the terms of the Option Agreement with respect to, or at any time on or after the date of the initial award of, a Non-Qualified Option, permit transfer of such Non-Qualified Option by the Optionee to (a) the spouse, children or grandchildren of the Optionee ("Immediate Family"), (b) a trust for the exclusive benefit of the Optionee or the Optionee's Immediate Family, (c) a partnership in which the Optionee or the Optionee's Immediate Family are the only partners, or (d) to a former spouse of the Optionee pursuant to a domestic relations order within the meaning of Rule 16a-12, as promulgated under Section 16 of the Exchange Act; provided, however, that (x) there may be no consideration for any such transfer unless the payment of such consideration to the Optionee is specifically authorized by the Committee, (y) the Option Agreement, or any amendment thereof approved by the Committee, must expressly provide for transferability of the Option evidenced in such agreement in a manner consistent with this Section 6.4, and (z) once transferred pursuant to the preceding provisions of this Section 6.4, no subsequent transfer of such Options shall be permitted except a transfer by will or the laws of descent and distribution. In authorizing all or any portion of an Option to be transferred, the Committee may impose any conditions on exercise, prescribe a holding period for the Shares acquired upon such exercise, and/or impose any other conditions or limitations it deems desirable or necessary in order to carry out the purposes and requirements of the Plan. Following transfer, the terms and conditions of the Plan and the Option Agreement relating to such Option shall continue to be applicable in all respects to the Optionee who made such transfer and each transferred Option shall continue to be subject to the same terms and conditions as were applicable immediately prior to transfer as if such Option had not been transferred, including, but not limited to, the terms and conditions with respect to the lapse and termination of such Option. For purposes of Section 7, the transferee of an Option, where applicable, shall be deemed an "Optionee." None of the Company, the Committee, or any Optionee shall have any obligation to inform any transferee of the termination or lapse of any Option for any reason. Notwithstanding any other provision of the Plan, following the termination of Employment of an Optionee, a transferred Non-Qualified Option shall be exercisable by the transferee only to the extent, and for the periods specified in Section 6.3(e) as if such Option had not been transferred.

      Section 6.5 TERMINATION OR LAPSE OF OPTIONS. Each Option shall terminate or lapse upon the first to occur of (a) the expiration date or any date as of which the Option is deemed to be forfeited as set forth in the applicable Option Agreement, (b) the applicable date set forth in Section 6.3(b), or (c) the date which is the day next following the last day such Option could be exercised under Section 6.3(e).

      Section 7.  EXERCISE AND PAYMENT OF OPTION PRICE.

      Section 7.1 EXERCISE OF OPTIONS. Options shall be exercised as to all or a portion of the Shares subject to the Option by written notice to the Company setting forth the exact number of Shares as to which the Option is being exercised and including with such notice payment of the Option Price (plus the minimum required tax withholding). The date of exercise shall be the date such written notice and payment have been delivered (in cash or in such other manner as provided in Section 7.2) to the Secretary of the Company either in person or by depositing said notice and payment in the United States mail, postage pre-paid and addressed to such officer at the Company's home office. Notwithstanding the fact that an Option has been transferred pursuant to
Section 6.4, the Optionee with respect to such transferred Option shall remain liable for any required tax withholding.

      Section 7.2 PAYMENT FOR SHARES. Payment of the Option Price (plus required tax withholding) may be made (a) by tendering cash (in the form of a check or otherwise) in such amount; (b) with the consent of the Committee, and if authorized in the Option Agreement, by tendering, by either actual delivery of Shares owned by the Optionee or by attestation, Shares with a Fair Market Value on the date of exercise equal to such amount; (c) with the consent of the Committee, by instructing the Committee to withhold a number of Shares having a Fair Market Value on the date of exercise equal to the aggregate exercise price of such Option; (d) by delivering a properly executed exercise notice together with irrevocable instructions to a broker to promptly deliver to the Company the sale or loan proceeds equal to such amount; or (e) any combination of (a),
(b), (c) and (d); provided, however, that any Shares delivered in payment of the Option Price pursuant to (b) shall have been purchased on the open market and held by the Optionee for at least six months at the time of exercise of the
Option.   Notwithstanding the fact that an Option has been transferred pursuant to Section 6.4, the Optionee with respect to such transferred Option shall remain liable for any required tax withholding.

      Section 7.3 TAX WITHHOLDING. The delivery of Shares under the Plan is subject to withholding of all applicable taxes, and the Committee may condition the delivery of any Shares or other benefits on satisfaction of applicable withholding obligations. The Committee, in its discretion, and subject to such requirements as the Committee may impose prior to the occurrence of such withholding, may permit withholding obligations to be satisfied through cash payment by the Optionee or other person exercising an Option, through the surrender of Shares which the Optionee or other person already owns, or through the surrender of Shares to which the Optionee or other person is otherwise entitled under the Plan.

      Section 7.4 ISSUANCE OF SHARES. No Shares shall be issued until full payment therefor has been made. An Optionee shall have all of the rights of a shareholder of the Company holding the Common Stock that is subject to such Option (including, if applicable, the right to vote the Shares and the right to receive dividends), when the Optionee has given written notice of exercise, has paid in full for such Shares and, if requested, has given the representation described in Section 12.

      Section 8. DIRECTOR STOCK OPTIONS. In addition to any Options which may be granted to a director pursuant to the provisions of Section 6.1 the Committee may also grant Options to directors of the Company and/or its Subsidiaries which satisfy the following requirements:

            (a) AUTOMATIC GRANTS. Each such director who is not otherwise an employee of the Company or any of its Subsidiaries, shall, on the first day after his or her first election as a director, and thereafter on the day after each annual meeting of shareholders of the Company during such director's term, automatically be granted Non-Qualified Options in an amount specified by the Committee to purchase Common Stock having an exercise price of 100% of the Fair Market Value of the Common Stock on the date of grant of such Non-Qualified Stock Option.

            (b) LIMITATIONS ON AUTOMATIC GRANTS. An automatic director Option shall be granted hereunder only if as of each date of grant the director
      (i) is not otherwise an employee of the Company or any of its Subsidiaries, (ii) has not been an employee of the Company or any of its Subsidiaries for any part of the preceding fiscal year, and (iii) has served on the Board continuously since the commencement of his term.

            (c) RIGHTS OF OPTIONEE. Each holder of a Stock Option granted pursuant to this Section 8 shall also have the rights specified in
      Section 9.

            (d) INSUFFICIENT SHARES. In the event that the number of shares of Common Stock available for future grant under the Plan is insufficient to make all automatic grants required to be made on such date, then all non-employee directors entitled to a grant on such date shall share ratably in the number of Options on shares available for grant under the Plan.

            (e) TERMS AND CONDITIONS OF DIRECTOR OF OPTIONS. Except as expressly provided in this 8, any Non-Qualified Option granted hereunder shall be subject to the terms and conditions of the Plan as if the grant were made pursuant to Section 6 hereof.

      Section 9.  CHANGE IN CONTROL.

      Section 9.1  ADJUSTMENT OF OPTIONS.

            (a)  VESTING AND CASH PAYMENT.  In the event of a Change of
Control,

                  (i) all Options outstanding on the date on which such Change in Control has occurred (the "Change in Control Date") shall, to the extent not then exercisable or vested, immediately become exercisable in full, and

                  (ii) each Optionee may elect (the Optionee's "Election Right") with respect to each Option held by such Optionee on the Change in Control Date to surrender such Option for an immediate lump sum cash payment in an amount equal to the product of (A) the number of Shares then subject to the Option as to which the election is being exercised multiplied by (B) the excess, if any, of (1) the greater of (a) the Change in Control Price or (b) the highest Fair Market Value of a Share on any day in the 60-day period ending on the Change in Control Date, over (2) the Option Price of such Option. For purposes of this Section 9.1(a), the "Change in Control Price" shall mean, if the Change in Control is the result of a tender or exchange offer or a Corporate Transaction (as defined in Section 9.2(c)), the highest price per Share paid in such tender or exchange offer or Corporate Transaction, and, to the extent that the consideration paid in any such transaction consists all or in part of securities or other noncash consideration, the value of such securities or other noncash consideration shall be determined in the sole discretion of the Committee.

            (b) ELECTION. The exercise of an Election Right must be in writing, specify the Option or Options and the number of Shares as to which the election is being exercised, and be delivered to the Secretary of the Company either in person or by depositing said notice and payment in the United States mail, postage pre-paid and addressed to such officer at the Company's home office on or before the 60th day following the Change in Control Date.

            (c) PAYMENT DATE. All payments due an Optionee pursuant to the provisions of this Section 9.1 shall be made by the Company on or before the 5th business day following the date on which the Optionee's election has been delivered to the Company pursuant to Section 9.1(b).

            (d) POOLING CONSIDERATIONS. Notwithstanding any other provision of this Section 9.1, if the grant or the exercise of an Optionee's Election Right or payment of cash provided for in this Section 9.1 would make a Change in Control transaction ineligible for pooling-of-interests accounting treatment under APB No. 16, that, but for the nature of such grant or exercise of Election Rights or payment of cash, would otherwise be eligible for such pooling-of-interests accounting treatment, the Committee shall have the right and authority to substitute for the cash payments to be made to the Optionee pursuant to Section 9.1(a), Common Stock with a Fair Market Value, determined as of the date of delivery of such Shares, equal to the cash that would otherwise be payable to such Optionee in connection with the exercise of an Optionee's Election Right hereunder or, to the extent necessary to preserve such pooling-of-interests accounting treatment, to otherwise modify, eliminate, or terminate such Election Right.

      Section 9.2 DEFINITION OF "CHANGE OF CONTROL." For purposes of the Plan, a "Change of Control" means the happening of any of the following events:

            (a) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 25% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this paragraph (a), the following acquisitions shall not constitute a Change in Control: (A) any acquisition directly from the Company other than an acquisition by virtue of the exercise of a conversion privilege unless the security being so converted was itself acquired directly from the Company, (B) any acquisition by the Company, (C) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any entity controlled by the Company, and (D) any acquisition pursuant to a transaction which complies with clauses (i), (ii), and (iii) of paragraph
      (c) of this Section 9.2; or

            (b) A change in the composition of the Board such that the individuals who, as of the Effective Date, constitute the Board (such Board shall be hereinafter referred to as the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, for purposes of the Plan, that any individual who becomes a member of the Board subsequent to the Effective Date whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of those individuals who are members of the Board and who were also members of the Incumbent Board (or deemed to be such pursuant to this proviso) shall be deemed to be and shall be considered as though such individual were a member of the Incumbent Board, but provided, further, that any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board shall not be so deemed or considered as a member of the Incumbent Board; or

            (c) Consummation of a reorganization, merger or consolidation, or sale or other disposition of all or substantially all of the assets of the Company or the acquisition of the assets or securities of any other entity (a "Corporate Transaction"); excluding, however, such a Corporate Transaction pursuant to which (i) all or substantially all of the individuals and entities who are the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Corporate Transaction will beneficially own, directly or indirectly, more than 60% of, respectively, the outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Corporate Transaction (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) (the "Resulting Company") in substantially the same proportions as their ownership, immediately prior to such Corporate Transaction, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (other than the Company, any employee benefit plan (or related trust) of the Company) will beneficially own, directly or indirectly, 25% or more of, respectively, the outstanding shares of common stock of the Resulting Company or the combined voting power of the then outstanding voting securities of such Resulting Company entitled to vote generally in the election of directors except to the extent that such ownership existed with respect to the Company prior to the Corporate Transaction, and (iii) individuals who were members of the Incumbent Board will constitute at least a majority of the members of the board of directors of the Resulting Company; or

            (d) The approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

      Section 10.  AMENDMENT AND TERMINATION OF PLAN.

      Section 10.1 AMENDMENT OF PLAN. The Board may amend the Plan from time to time and at any time; provided, however, that (a) except as specifically provide herein, no amendment shall, in the absence of written consent to the change by an affected Optionee, adversely affect such Optionee's rights under any Option which has been awarded prior to the amendment except to the extent such amendment is, in the sole opinion of the Committee, required to comply with any stock exchange rules, accounting rules, or laws applicable to the Company or the Plan, (b) no amendment with respect to the maximum number of Shares which may be issued pursuant to Options under the Plan or to any individual in any calendar year made be made unless approved by a majority of the Shares entitled to vote at a meeting of the shareholders if such amendment would, in the absence of such approval and in the sole opinion of the Committee, have an adverse effect on the Company under applicable tax or securities laws or accounting rules, and (c) no amendment shall be made without the approval of the Company's shareholders to the extent such approval is required by applicable law or stock exchange rules.

      Section 10.2 TERMINATION OF PLAN. The Plan shall terminate on the first to occur of (a) December 31, 2009 or (b) the date specified by the Board as the effective date of Plan termination; provided, however, that the termination of the Plan shall not limit or otherwise affect any Options outstanding on the date of termination.

      Section 11. EFFECTIVE DATE. Notwithstanding any provision of this Plan to the contrary, the Plan shall not be effective, and any Options awarded under the Plan shall be null and void, unless the adoption of the Plan is approved at the annual meeting of the Company's shareholders next following the Effective Date by the majority of the shares entitled to vote at such meeting.

      Section 12. INVESTMENT INTENT. The Committee may require each person purchasing or receiving Shares pursuant to an Option to represent to and agree with the Company in writing that such person is acquiring the Shares without a view to the distribution thereof. The certificates for such Shares may include any legend which the Committee deems appropriate to reflect any restrictions on transfer.

      Section 13. AVAILABILITY OF INFORMATION. If the Shares subject to an Optionee's Option are not registered or to be registered under the Securities Act of 1933 as amended, the Company shall furnish each Optionee with (a) a copy of the Plan and the Company's most recent annual report to its shareholders at the time the Option Agreement is delivered to the Optionee and (b) a copy of each subsequent annual report and proxy statement, on or about the same date as such report shall be made available to shareholders of the Company. The Company will furnish, upon written request addressed to the Secretary of the Company, but at no charge to the Optionee or any duly authorized representative of the Optionee, copies of all reports filed by the Company with the Securities and Exchange Commission, including, but not limited to, the Company's annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its proxy statements. Notwithstanding the foregoing provisions of this Section 13, the Company shall not be required to furnish any such report or statement if a copy of such report is otherwise provided to the Optionee in connection with another plan maintained by the Company or such Optionee's status as a shareholder of the Company.

      Section 14.  LIMITATION OF RIGHTS.

            (a) CONDITIONS OF EMPLOYMENT. The Plan shall not constitute a contract of employment, and participation in or eligibility for participation in the Plan shall not confer upon any employee the right to be continued as an employee of the Company or any present or future Subsidiary and the Company and each Subsidiary, hereby expressly reserves the right to terminate the employment of any employee, with or without cause, as if the Plan and any Options awarded pursuant to it were not in effect.

            (b) COMPANY ASSETS. Neither an Optionee nor any other person shall, by reason of receiving an award of an Option under the Plan acquire any right, title, or interest in any assets of the Company or any Subsidiary by reason of such Option or the Plan. To the extent an Optionee or any other person shall acquire a right to receive payments from the Company pursuant to an Option Agreement or the Plan, such right shall be no greater than the right of any unsecured general creditor of the Company.

            (c) ISSUANCE OF SHARES. Notwithstanding any other provision of the Plan or agreements made pursuant thereto, the Company shall not be required to issue or deliver any certificate or certificates for Shares under the Plan prior to fulfillment of all of the following conditions:

                  (i) Listing or approval for listing upon notice of issuance, of such Shares on the exchange or over-the-counter market as may at the time be the principal market for the Common Stock;

                  (ii) Any registration or other qualification of the Shares under any state or federal law or regulation, or the maintaining in effect of any such registration or other qualification which the Committee shall, in its absolute discretion upon the advice of counsel, deem necessary or advisable; and

                  (iii) Obtaining any other consent, approval, or permit from any state or federal governmental agency which the Committee shall, in its absolute discretion after receiving the advice of counsel, determine to be necessary or advisable.

      Section 15. COMPLIANCE WITH APPLICABLE LAWS. If at any time the Company shall be advised by its counsel that the exercise of any Option or the delivery of Shares upon the exercise of an Option is required to be approved, listed, registered or qualified under any securities law, that certain actions must be taken under the rules of any stock exchange or over-the-counter market, that such exercise or delivery must be accompanied or preceded by a prospectus or similar circular meeting the requirements of any applicable law, or that some other action is required to be taken by the Company in compliance with applicable law, the Company will use reasonable efforts to take all actions required within a reasonable time, but exercise of the Options or delivery by the Company of certificates for Shares may be deferred until the Company shall be in compliance with all such requirements.

      Section 16. GOVERNING LAW. The Plan, each Option awarded hereunder and the related Option Agreement, and all determinations made and actions taken pursuant thereto, to the extent not otherwise governed by the Code or the laws of the United States, shall be governed by the internal laws of the State of Wisconsin and construed in accordance therewith without giving effect to the principles of conflicts of laws applied by any state.

      IN WITNESS WHEREOF, the Company has caused the Plan to be executed by its duly authorized officers as of December 31, 1999.

                                    MID-WISCONSIN FINANCIAL SERVICES, INC.


                                    By:

                                          Gene C. Knoll
                                          President

ATTEST:


By:
      William A. Weiland
      Secretary