Form 10-Q
period 2000-06-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2000-08-11
CIK 785024

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 2000

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

As of June 30, 2000, there were 1,810,096 shares of $.10 par value common stock outstanding.

                MID-WISCONSIN FINANCIAL SERVICES, INC.

                                 INDEX


PART  I.  FINANCIAL INFORMATION                                 PAGE

          Item 1.  Financial Statements

                   Consolidated Balance Sheets
                   June 30, 2000 and December 31, 1999             3

                   Consolidated Statements of Income
                   Three Months Ended June 30, 2000 and 1999
                   And Six Months Ended June 30, 2000 and 1999     4

                   Consolidated Statements of  Changes in
                   Stockholders' Equity
                   Six Months Ended June 30, 2000                  5

                   Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 2000 and 1999         6


                   Notes to Consolidated Financial Statements     7-8

          Item 2.  Management's Discussion and Analysis of
                   Financial Conditions and Results of
                   Operations                                     8-15


          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                               15

PART  II. OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of
                   Security Holders                                16



          Item 6.  Exhibits and Reports of Form 8-K                17

                   Signatures                                      18

                   Exhibit Index                                   19

                      PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Mid-Wisconsin Financial Services, Inc.
                             And Subsidiary
                        Consolidated Balance Sheets

                                                                 June 30, 2000   December 31, 1999
                  ASSETS                                           (Unaudited)
Cash and due from banks                                           $12,555,698       $16,400,484
Interest-bearing deposits in other financial institutions              18,639            16,628
Investment securities available for sale -at fair value            64,113,566        63,364,665
Loans held for sale                                                   222,000            50,000
Loans receivable, net of allowance for credit losses of
  $2,424,936 in 2000 and $2,285,675 in 1999                       225,799,591       215,260,185
Accrued interest receivable                                         1,975,412         2,048,587
Premises and equipment                                              6,496,342         6,740,834
Goodwill and purchased intangibles                                  1,986,628         2,156,512
Other assets                                                        1,741,014         1,645,693

TOTAL ASSETS                                                     $314,908,890      $307,683,588


         LIABILITIES AND STOCKHOLDERS' EQUITY


Noninterest-bearing deposits                                      $28,513,325       $30,615,700
Interest-bearing deposits                                         203,117,522       199,554,383
  Total Deposits                                                  231,630,847       230,170,083

Short-term borrowings                                              34,761,478        25,919,665
Long term borrowings                                               17,000,000        20,000,000
Accrued expenses and other liabilities                              3,345,016         3,095,203
     Total Liabilities                                            286,737,341       279,184,951

Stockholders' equity:
  common stock-par value $.10 per share:
      Authorized           - 6,000,000 shares in 2000 & 1999
      Issued & outstanding - 1,810,096 shares in 2000                 181,010
                           - 1,824,718 Shares In 1999                                   182,472
Additional paid-in capital                                         11,767,842        11,759,737
Retained earnings                                                  17,069,537        17,356,953
Accumulated other comprehensive income, net of tax                   (846,840)         (800,525)
     Total Stockholders' Equity                                    28,171,549        28,498,637

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $314,908,890      $307,683,588

The accompanying notes to consolidated financial statements are an integral part of these
Statements.

Item 1.  Financial Statements Continued:

                                Mid-Wisconsin Financial Services, Inc.
                                           And Subsidiary
                                  Consolidated Statements Of Income
                                             (Unaudited)
                                                       Three Months Ended              Six Months Ended
                                                June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999
Interest income
interest on investment securities:
 Interest and fees on loans                       $5,008,071       $4,231,985       $9,722,329       $8,308,043
   Taxable                                           801,176          755,651        1,604,366        1,485,333
     Tax-exempt                                      204,504          160,880          396,734          321,896
  Other interest and dividend income                   4,773           19,444           30,646          113,103
Total interest income                              6,018,524        5,167,960       11,754,075       10,228,375

Interest expense
  Deposits                                         2,400,363        1,955,214        4,662,719        4,012,356
  Short-term borrowings                              480,709          293,578          803,684          499,274
  Long-term borrowings                               286,442           54,778          578,653          135,598
Total interest expense                             3,167,514        2,303,570        6,045,056        4,647,228

Net interest income                                2,851,010        2,864,390        5,709,019        5,581,147
Provision for credit losses                           80,000           60,000          160,000          120,000

Net interest income after provision
  for credit losses                                2,771,010        2,804,390        5,549,019        5,461,147

Noninterest income:
  Service fees                                       197,987          180,056          366,963          342,491
  Trust service fees                                 165,507          143,469          331,374          278,590
  Investment product commissions                      57,329           84,338          146,184          144,316
  Other operating income                             133,893          138,524          255,710          349,911
Total noninterest income                             554,716          546,387        1,100,231        1,115,308

Noninterest expenses:
  Salaries and employee benefits                   1,150,574        1,144,854        2,377,333        2,283,429
  Occupancy                                          311,669          339,349          647,715          702,975
  Data processing & information systems              115,719          113,294          227,909          204,216
  Goodwill & core deposit intang amortization         84,941           80,799          169,883          161,597
  Other operating                                    515,213          481,211        1,047,778          969,528
Total noninterest expenses                         2,178,116        2,159,507        4,470,618        4,321,745

Income before income taxes                         1,147,610        1,191,270        2,178,632        2,254,710
Provision for income taxes                           326,435          360,312          608,764          676,072

Net income                                          $821,175         $830,958       $1,569,868       $1,578,638

Basic and diluted earnings per share                   $0.45            $0.45            $0.87            $0.86

Cash dividends declared per share                      $0.60            $0.60            $0.80            $0.77

The accompanying notes to consolidated financial statements are an integral part of these statements.

Item 1.    Financial Statements Continued:

                                  Mid-Wisconsin Financial Services, Inc.
                        Consolidated Statement Of Changes In Stockholders' Equity
                                               (Unaudited)
                                                                                        Accumulated
                                                         Additional                        Other
                                         Common Stock      Paid-In        Retained     Comprehensive
                                            Amount         Capital        Earnings     Income (Loss)      Totals
Balance, December 31, 1999                 $182,472     $11,759,737     $17,356,953     ($800,525)     $28,498,637

Comprehensive income:
 Net income                                                               1,569,868                      1,569,868
 Unrealized gain on securities
   available for sale, net of tax                                                         (46,315)         (46,315)
 Total comprehensive income                                                                              1,523,553
Proceeds from stock options                      65          12,533                                         12,598
Repurchase of common stock                   (1,527)         (4,428)       (406,282)                      (412,237)
Cash dividends declared $.80
  per share                                                              (1,451,002)                    (1,451,002)

Balance June 30, 2000                      $181,010     $11,767,842     $17,069,537     ($846,840)     $28,171,549

The accompanying notes to consolidated financial statements are an integral part of these statements.

Item 1.    Financial Statements Continued:

                                      Mid-Wisconsin Financial Services, Inc.
                                               and Subsidiary
                                      Consolidated Statements of Cash Flows
                                     Six Months Ended June 30, 2000 and 1999
                                                  (Unaudited)

                                                                                  2000            1999
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                                               $1,569,867       $1,578,638
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for depreciation and net amortization                          593,803          621,766
        Provision for credit losses                                              160,000          120,000
        Proceeds from sales of loans held for sale                             1,031,207        4,902,610
        Gain on sale of loans held for sale                                      (17,277)         (68,335)
        Originations of loans held for sale                                   (1,185,930)      (4,032,125)
        (Gain) Loss on premises and equipment disposals                           (7,815)          12,235
        Gain on sale of other real estate                                            -             (4,154)
        Changes in operating assets and liabilities:
        Other assets                                                              12,604           96,292
        Other liabilities                                                        249,813         (161,079)
  Net cash provided by operating activities                                    2,406,272        3,065,848
  Cash flows from investing activities:
     Available for sale securities:
          Proceeds from maturities                                             6,214,852       16,090,833
          Payment for purchases                                               (7,029,607)     (22,445,108)
     Net (increase) decrease in loans                                        (10,714,024)      (8,436,631)
     Net (increase) decrease in interest-bearing deposits
        in other institutions                                                     (2,011)          23,247
     Net decrease in federal funds sold                                              -          9,223,000
     Capital expenditures                                                       (180,545)      (1,008,140)
     Proceeds from sale of premises and equipment                                  7,815              -
     Proceeds from sale of other real estate                                         525           19,942
  Net cash used in investing activities                                      (11,702,996)      (6,532,857)
  Cash flows from financing activities:
     Net decrease in noninterest-bearing deposits                             (2,102,375)      (1,669,238)
     Net increase (decrease) in interest-bearing deposits                      3,563,139       (3,252,372)
     Proceeds from exercise of stock options                                      12,598           40,087
     Payment for repurchase of common stock                                     (412,236)      (1,092,520)
     Net increase (decrease)  in short-term borrowing                          8,841,813        5,005,832
     Net increase (decrease) from issuance of long-term borrowings            (3,000,000)       3,000,000
     Dividends paid                                                           (1,451,002)      (1,403,530)
   Net cash provided by financing activities                                   5,451,937          628,259
Net increase (decrease) in cash and cash equivalents                          (3,844,786)      (2,838,750)
Cash and cash equivalents at beginning                                        16,400,484       14,025,302
Cash and cash equivalents at end                                             $12,555,698      $11,186,552

  Supplemental cash flow information:                                             2000             1999
     Cash paid during the year for:
          Interest                                                            $5,996,430       $4,985,051
          Income taxes                                                          $776,000         $792,591
  Supplemental schedule of non-cash investing and financing activities:
          Loans transferred to other real estate                                 $15,000         $223,027
          Loans charged off                                                      $77,110          $51,467
          Loans made in connection with the disposition of other real
              Estate                                                                   0                0

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

NOTE 2 - INVESTMENT SECURITIES

All investments are available for sale. The amortized cost and fair value of investment securities for the periods indicated are summarized as follows:

                                                    June 30, 2000             December 31, 1999
                                            Amortized Cost  Fair Value  Amortized Cost  Fair Value
U.S. Treasury securities and obligations
   of other U.S. Govt agencies & corp         $13,197,015   $12,753,802   $12,947,539   $12,487,600
Mortgage Backed Securities                     32,196,256    31,496,208    32,989,062    32,389,232
Oblig. to states & political  subdivisions     17,606,693    17,390,231    16,276,194    16,046,592
Corporate Securities                              575,000       575,000       575,000       574,400
Equity Securities                               1,898,326     1,898,326     1,866,841     1,866,841
Totals                                        $65,473,290   $64,113,567   $64,654,636   $63,364,665

NOTE 3 - EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding which includes the common stock equivalents applicable to shares issuable under the stock options granted.

                                          Six Months Ended June 30,
                                             2000        1999
Net income available to common
     stockholders                        $1,569,868   $1,578,638

Weighted average shares outstanding       1,814,160    1,826,894

Basic earnings per share                      $0.87        $0.86

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

The Company's comprehensive income for June 30, 2000 and 1999 is as follows:

                                         Six Months Ended June 30,
                                             2000         1999
Net Income                               $1,569,868   $1,578,638

Unrealized gain(loss) on securities
     available for sale, net of tax         (46,315)    (704,111)
                                         $1,523,553     $874,527

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

BALANCE SHEET

At June 30, 2000, total assets were $314,908,890, an increase of $33,088,364, or 11.7%, over June 30, 1999, while assets grew $7,225,302 over December 31, 1999. Gross loans were $228,446,527 at June 30, 2000, growing $30,148,148 over second quarter 1999 and $10,850,667 over fourth quarter 1999. Loan growth has come primarily from commercial and real estate loans.

Table 1:  Period End Loan Composition
                                                 June 30     % of         Dec. 31     % of
                                                  2000       total         1999       total
Commercial and financial                      $46,650,699    20.42%    $43,360,501    19.93%
Construction Loans                              3,909,480     1.71%      4,136,740     1.90%
Agricultural                                   40,490,497    17.72%     40,279,168    18.51%
Real estate                                   125,910,250    55.12%    118,640,913    54.52%
Installment                                    11,242,589     4.92%     10,931,389     5.03%
Lease financing                                   243,012     0.11%        247,149     0.11%

Total loans (including loans held for sale)  $228,446,527   100.00%   $217,595,860   100.00%

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

The aggregate amount of non-performing loans decreased $395,774 to $1,533,688 at June 30, 2000 from $1,929,462 at June 30, 1999. The majority of the decrease is due to a large commercial loan taken off nonaccrual status and
several non-performing real estate and agricultural loans paid-off.   Non-
performing loans are those which are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal.

Table 2:  Allowance for Credit Losses and Nonperforming Assets
                                                Six Months Ended
                                         June 30, 2000    June 30, 1999
Allowance for credit losses at
  beginning of period                      $2,285,675       $2,159,145
Provision Charged to Operating Expense        160,000          120,000
Recoveries on Loans                            56,188           34,795
Loans Charged off                             (76,927)         (50,849)

Allowance for losses at end of period      $2,424,936       $2,263,091

NONPERFORMING ASSETS
Nonaccrual loans                           $1,234,242       $1,869,158
Accruing loans past due
     90 days or more                           18,626           47,405
Restructured loans                            280,820           12,899
Total non-performing
   Loans                                    1,533,688        1,929,462

Other real estate owned                        84,813          262,880
Total nonperforming assets                 $1,618,501       $2,192,342

Management is not aware of any additional loans that represent material credits or of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

LIQUIDITY

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's need for cash. The Company manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. Deposit growth is the primary source of liquidity. Deposits as a percentage of total funding sources were 82% for the first six months of 2000 and 87% for the first six months of 1999. Wholesale funding represents the balance of the Company's total funding needs.

The Company attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin.

In response to slow deposit growth, in comparison to loan demand, the Company has acquired more non-core funds. The primary funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses, and public entities, and brokered CDs.

CAPITAL RESOURCES

Stockholders' equity at June 30, 2000 increased to $28,171,549 compared to $27,988,647 at June 30, 1999. The change in equity between the two periods was primarily a result of the payment of dividends, and the 1999 common stock tender offer. Stockholders' equity included unrealized gains (losses), net of tax, on securities available for sale, net of their tax effect of ($846,840) at June 30, 2000 compared to ($244,679) for the comparable prior year period.

Cash dividends of $0.60 per share were paid in the second quarter of 2000, representing a payout ratio of 132.3% for the quarter.

The adequacy of the Company's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of June 30, 2000 the Company's tier 1 risk-based capital ratio, total risk-based capital, and tier 1 leverage ratio were well in excess of regulatory minimums.

Table 3:  Capital Ratios
                                  Tier 1 Capital    Total Capital
June 30, 2000                           11.63%           12.67%
June 30, 1999                           12.57%           13.67%
Regulatory minimum requirements
     for well capitalized                4.00%            8.00%

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2000 totaled $821,175, or $.45 for basic and diluted earnings per share. Comparatively, net income for the quarter ended June 30, 1999 was $830,958, or $.45 for basic and diluted earnings per share. Operating results for the second quarter 2000 generated an annualized return on average assets of 1.05% and an annualized return on average equity of 11.74%, compared to 1.19% and 11.69% for the comparable period in 1999. The net interest margin for second quarter 2000 was 4.07 % compared to 4.62% for the comparable quarter in 1999.

Table 4:  Summary Results of Operations
(Dollars in thousands,                      2000                     1999
except per share amounts)                Second        First       Fourth       Third        Second
FINANCIAL HIGHLIGHTS:
Earnings and Dividends:
Net interest income                      $2,851       $2,858       $2,943       $2,871       $2,864
Provision for credit losses                  80           80           60            0           60
Other noninterest income                    555          546          512          479          547
Other noninterest expense                 2,178        2,293        2,042        2,179        2,159
Net income                                  821          749          898          872          831
Per common share
   Basic and diluted earnings              0.45         0.41         0.49         0.48         0.45
   Dividends declared                      0.60         0.20         0.20         0.20         0.60
   Book Value                             15.56        15.68        15.62        15.52        15.35
Average common shares (000's)             1,814        1,814        1,827        1,827        1,827
Dividend payout ratio                     132.3%        48.7%        40.7%        41.8%       131.6%
Balance Sheet Summary:
At quarter end:
   Loans net of unearned income         228,225      221,371      217,546      208,815      198,149
   Assets                               314,909      309,235      307,684      297,362      281,821
   Deposits                             231,631      232,137      230,170      223,894      217,400
   Shareholders equity                   28,172       28,368       28,499       28,300       27,989
Average balances:
   Loans net of unearned income         225,681      218,564      214,263      204,237      194,757
   Assets                               313,327      307,118      302,851      290,405      280,373
   Deposits                             230,378      231,901      228,052      224,470      218,610
   Shareholders equity                   27,979       28,265       28,346       27,989       28,443
Performance Ratios:
Return on average assets                   1.05%        0.98%        1.19%        1.20%        1.19%
Return on average common equity           11.74%       10.60%       12.67%       12.46%       11.69%
Tangible Equity to assets                  8.34%        8.57%        8.70%        8.92%        9.38%
Total risk-based capital                  12.67%       12.82%       12.93%       13.16%       13.67%
Net loan charge-offs as a percentage
   of average loans                       0.006%       0.004%        0.02%        0.01%        0.01%
Nonperforming assets as a percentage
   of loans and other real estate          0.54%        0.29%        0.63%        0.93%        0.94%
Net interest margin                        4.07%        4.17%        4.47%        4.48%        4.62%
Efficiency ratio(1)                       61.62%       64.97%       57.08%       62.79%       61.22%
Fee revenue as a percentage of
   average assets                          0.17%        0.17%        0.23%        0.16%        0.19%
Stock Price Information:
High                                     $27.00       $27.50       $27.50       $27.38       $27.38
Low                                       27.00        27.00        27.50        27.38        27.38
Market value at quarter end (2)           27.00        27.00        27.50        27.38        27.38

(1) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2) Market value at quarter end represents the bid price.  The quotations reflect prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

NET INTEREST INCOME

Net interest income is the most significant component of earnings. Net interest income for the three months ended June 30, 2000 was $2,851,010. Comparatively, net interest income for the second quarter 2000 was $2,864,390. Fully taxable equivalent net interest income for the second quarter 2000 decreased $670 to
$2,979,616 from second quarter 1999.   Average earning assets grew $34 million
from the second quarter 1999. The net interest margin for June 30, 2000 was 4.07% or 55 basis points less than the 4.62% margin in the second quarter 1999. The net interest margin continues to decline due to the higher costs of deposits needed to fund the balance sheet. Yields on earning assets increased to 8.39% compared to 8.18% in 1999. However, the costs for interest bearing deposits increased to 5.02% from 4.22%. The Company is trying to position more assets to reprice with the market to maintain or increase the net interest margin.

Table 5:  Net Interest Income Analysis
                                                            Three months ended                       Three months ended
                                                              June 30, 2000                             June 30, 1999
                                                  Average        Interest      Average      Average        Interest     Average
                                                  Balance    Income/expense  Yield/Rate     Balance    Income/expense  Yield/Rate
Assets
  Interest earning assets:
   Loans (2) (3)                               $221,865,171     $4,961,622     8.95%     $189,423,314     $4,166,298     8.80%
   Tax Exempt Loans (1)                           3,815,231         70,370     7.38%        5,333,754         99,516     7.46%
   Taxable Investments                           47,421,864        766,318     6.46%       46,133,746        726,486     6.30%
   Municipal Investments-Txbl                       375,000          6,610     7.05%          375,000          6,610     7.05%
   Municipal Investments-TxEx (1)                17,222,601        309,824     7.20%       13,682,657        243,733     7.13%
   Equity Securities                              1,915,087         28,248     5.90%        1,837,453         22,555     4.91%
   Other Interest Income                            310,747          4,138     5.33%        1,630,640         18,658     4.58%
  Total                                        $292,925,701     $6,147,130     8.39%     $258,416,564     $5,283,856     8.18%

 Non-interest earning assets:
   Cash & cash equivalents                       12,271,192                                11,625,138
   Premises & Equip-Net                           6,341,892                                 7,017,461
   Other assets                                   4,197,289                                 5,543,278
   Less:Allow.for ln loss                        (2,408,886)                               (2,229,396)
  Total                                        $313,327,188                              $280,373,045

Liabilities & Stockholders' Equity:
  Interest bearing liabilities:
   Interest bearing demand                      $54,952,616      $494,289      3.60%      $57,761,523       $394,677     2.73%
   Savings deposits                              19,716,275        98,309      1.99%       20,865,282         98,402     1.89%
   Time deposits                                126,544,825     1,807,765      5.71%      110,234,542      1,462,135     5.31%
   Short-term borrowings                         31,785,765       480,709      6.05%       23,341,380        293,578     5.03%
   Long-term borrowings                          19,406,593       286,442      5.90%        6,360,440         54,778     3.44%
  Total                                        $252,406,074    $3,167,514      5.02%     $218,563,167     $2,303,570     4.22%

  Non-interest bearing liabilities
   Demand deposits                               29,163,825                                29,748,522
   Other liabilities                              3,778,723                                 3,618,634
   Stockholders' equity                          27,978,566                                28,442,722
  Total                                        $313,327,188                              $280,373,045

Interest rate spread (1)                                                       3.37%                                     3.96%
Net interest income
     and net interest margin (1)                               $2,979,616      4.07%                      $2,980,286     4.62%

(1) The yield on tax-exempt loans and securities is computed on a tax- equivalent basis using a tax rate of 34% for all periods presented.
(2)  Nonaccrual loans have been included in the average balances.
(3)  Interest income includes net loan fees.

PROVISION FOR CREDIT LOSSES

Management determines the adequacy of the provision for credit losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectable, these amounts are promptly charged off against the allowance. The provision for credit losses was $80,000 for the three months ended June 30, 2000, and $60,000 for the three months ended June 30, 1999. Net charge-offs as a percentage of average loans outstanding were .0006% and .01% during the three months ended June 30, 2000 and 1999, respectively.

Non-performing loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for credit losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the reserve and the provision for credit losses is consistent with the composition of the loan portfolio and recent credit quality history.

NON-INTEREST INCOME

Non-interest income increased 1.52% to $554,716 during the three months ended June 30, 2000, from the comparable first quarter of 1999. There were no gains or losses on securities during the three months ended June 30, 2000 and 1999. Service fees on deposit accounts increased $17,931 for the three months ended June 30, 2000 from the three months ended June 1999.

Trust service fees continue to increase with the growth in trust business volume and assets managed by the Company's Trust Department. Fiduciary fees increased $22,038 or 15.36% compared to the same quarter last year. Investment commissions decreased $27,009 or 32.02% compared to second quarter 1999. Actually, the six month earnings for investment product commissions has changed relatively little between 2000, $146,184 and 1999, $144,316.

Table 6:  Noninterest Income
                                2nd Quarter  2nd Quarter
                                    2000         1999        Change     Change
Service Fees                      $197,987     $180,056     $17,931      9.96%
Trust Service Fees                 165,507      143,469      22,038     15.36%
Investment product commissions      57,329       84,338     (27,009)   -32.02%
Other operating income             133,893      138,524      (4,631)    -3.34%
   Total noninterest income       $554,716     $546,387      $8,329      1.52%

NON-INTEREST EXPENSE

Non-interest expenses increased .86% to $2,178,116 for the three months ended June 30, 2000, from $2,159,507 for the three months ended June 30, 1999.

The FDIC assessment rate on deposits has doubled since the second quarter 1999 resulting in the increased expense in 2000. Equipment maintenance expense has decreased over $20,000 in the second quarter 2000 over second quarter 1999.

Table 7:  Noninterest Expense
                                               2nd Quarter    2nd Quarter
                                                   2000             1999        Change       Change
Salaries and employee benefits                 $1,150,574       $1,144,854       $5,720       0.50%
Occupancy                                         311,669          339,349      (27,680)     -8.16%
Data Processing & Information Systems             115,719          113,294        2,425       2.14%
Goodwill & Core Deposit Intang Amortization        84,941           80,799        4,142       5.13%
FDIC Assessment                                    11,868            6,498        5,370      82.64%
Other operating                                   503,345          474,713       28,632       6.03%
   Total noninterest expense                   $2,178,116       $2,159,507      $18,609       0.86%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK

There was no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 1999.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on April 25, 2000. The matters voted upon, including the number of votes cast for, against, or withhold, as well as the numbers of abstentions and broker non-votes, as to each such matter were as follows:

   MATTER                                     SHARES

                                                                              Broker
   Election of Directors              For      Against   Withheld   Abstain  Non-Vote
1  James P. Hager                  1,284,117     N/A      70,877      N/A        0

2  Kathryn M. Hemmer               1,353,311     N/A       1,683      N/A        0

   Gene C. Knoll                   1,353,642     N/A       1,352      N/A        0

   Kurt D. Mertens                 1,354,234     N/A         760      N/A        0

   Fred J. Schroeder               1,349,321     N/A       5,673      N/A        0

3  Approval of the 1999 Stock
   Option Plan                     1,096,062   134,595      N/A     42,316       0

4  Approval of the Employee
   Stock Purchase Plan             1,129,430   123,603      N/A     16,484       0

5  Approval of appointment
   of independent auditors         1,336,787     6,993      N/A      9,758       0

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


                                MID-WISCONSIN FINANCIAL SERVICES, INC.



Date  August 11, 2000             GENE C. KNOLL
                                  Gene C. Knoll, President
                                  (Principal Executive Officer)

Date  August 11, 2000             RHONDA R. KELLEY
                                  Rhonda R. Kelley, Controller
                                  (Principal Accounting Officer)

                             EXHIBIT INDEX
                                   to
                               FORM 10-Q
                                   of
                 MID-WISCONSIN FINANCIAL SERVICES, INC.
                    For the period ended June 30, 2000
               Pursuant to Section 102(d), Regulation S-T
                     (17 C.F.R. <section>232.102(d))


Exhibit 27 -  Financial Data Schedule