Form 10-Q
period 2000-09-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2000-11-14
CIK 785024

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

As of September 30, 2000, there were 1,810,096 shares of $.10 par value common stock outstanding.

                   MID-WISCONSIN FINANCIAL SERVICES, INC.


                                   INDEX


PART  I.  FINANCIAL INFORMATION                                        PAGE

          Item 1.  Financial Statements

                   Consolidated Balance Sheets
                   September 30, 2000 and December 31, 1999              3

                   Consolidated Statements of Income
                   Three Months Ended September 30, 2000 and 1999
                   And Nine Months Ended September 30, 2000 and 1999     4

                   Consolidated Statements of Changes
                   in Stockholders' Equity
                   Nine Months Ended September 30, 2000                  5

                   Consolidated Statements of Cash Flows
                   Nine Months Ended September 30, 2000 and 1999         6


                   Notes to Consolidated Financial Statements           7-8

          Item 2.  Management's Discussion and Analysis of
                   Financial Conditions and Results of
                   Operations                                           8-14


          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                                    15

PART  II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports of Form 8-K                    15-16

                   Signatures                                           17

                   Exhibit Index                                        18

                       PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     Mid-Wisconsin Financial Services, Inc.
                              and Subsidiary
                         Consolidated Balance Sheets


                                                              September 30, 2000  December 31, 1999
                  ASSETS                                            (Unaudited)
Cash and due from banks                                              $11,186,756       $16,400,484
Interest-bearing deposits in other financial institutions                 18,686            16,628
Federal funds sold                                                     2,087,000                 0
Investment securities available for sale -At fair value               67,855,464        63,364,665
Loans held for sale                                                      273,240            50,000
Loans receivable, net of allowance for credit losses of
  $2,478,299 in 2000 and $2,285,675 in 1999                          225,758,398       215,260,185
Accrued interest receivable                                            2,150,386         2,048,587
Premises and equipment                                                 6,396,167         6,740,834
Goodwill and purchased intangibles                                     1,901,687         2,156,512
Other assets                                                           1,428,094         1,645,693

TOTAL ASSETS                                                        $319,055,878      $307,683,588



           LIABILITIES AND STOCKHOLDERS' EQUITY


Noninterest-bearing deposits                                         $28,662,517       $30,615,700
Interest-bearing deposits                                            208,267,289       199,554,383
  Total Deposits                                                     236,929,806       230,170,083

Short-term borrowings                                                 33,214,070        25,919,665
Long term borrowings                                                  16,200,000        20,000,000
Accrued expenses and other liabilities                                 3,678,876         3,095,203
     Total Liabilities                                               290,022,752       279,184,951

Stockholders' equity:
  Common stock-Par value $.10 per share:
      Authorized           - 6,000,000 shares in 2000 & 1999
      Issued & outstanding - 1,810,096 shares in 2000                    181,010
                           - 1,824,718 shares in 1999                                      182,472
Additional paid-In capital                                            11,769,117        11,759,737
Retained earnings                                                     17,544,257        17,356,953
Accumulated other comprehensive income, net of tax                      (461,258)         (800,525)
     Total Stockholders' Equity                                       29,033,126        28,498,637

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $319,055,878      $307,683,588

The accompanying notes to consolidated financial statements are an integral part of these statements.

Item 1.    Financial Statements Continued:

                                             MID-WISCONSIN FINANCIAL SERVICES, INC.
                                                       and Subsidiary
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                       (Unaudited)
                                                                 Three months ended                   Nine Months Ended
                                                    September 30, 2000  September 30, 1999  September 30, 2000  September 30, 1999
Interest income
  Interest and fees on loans                              $5,156,099          $4,412,537           $14,878,428         $12,720,580
  Interest on investment securities:
     Taxable                                                 789,765             752,566             2,394,131           2,237,899
     Tax-exempt                                              207,801             175,723               604,535             497,619
  Other interest and dividend income                          31,029               2,351                61,675             115,454
Total interest income                                      6,184,694           5,343,177            17,938,769          15,571,552

Interest expense
  Deposits                                                 2,703,178           2,008,736             7,365,897           6,021,092
  Short-term borrowings                                      438,061             274,025             1,241,745             773,299
  Long-term borrowings                                       254,080             189,413               832,733             325,011
Total interest expense                                     3,395,319           2,472,174             9,440,375           7,119,402

Net Interest income                                        2,789,375           2,871,003             8,498,394           8,452,150
Provision for credit losses                                  120,000                   0               280,000             120,000

Net interest income after provision
  for credit losses                                        2,669,375           2,871,003             8,218,394           8,332,150

Noninterest income:
  Service fees                                               216,874             178,236               583,837             520,727
  Trust Service fees                                         150,470             141,530               481,844             420,120
  Investment product commissions                              48,375              42,528               194,559             186,844
  Other operating income                                     203,966             116,739               459,676             466,650
Total noninterest income                                     619,685             479,033             1,719,916           1,594,341

Noninterest expenses:
  Salaries  and employee benefits                          1,116,232           1,135,909             3,493,565           3,419,338
  Occupancy                                                  335,392             338,227               983,107           1,041,202
  Data Processing & Information Systems                      119,747             114,317               347,656             318,533
  Goodwill & Core Deposit Intang Amortization                 84,942              80,798               254,825             242,395
  Other operating                                            462,322             509,287             1,510,100           1,478,815
Total noninterest expenses                                 2,118,635           2,178,538             6,589,253           6,500,283

Income before income taxes                                 1,170,425           1,171,498             3,349,057           3,426,208
Provision for income taxes                                   333,686             299,769               942,450             975,841

Net income                                                  $836,739            $871,729            $2,406,607          $2,450,367

Basic and diluted earnings per share                           $0.46               $0.48                 $1.33               $1.34

Cash dividends declared per share                              $0.20               $0.20                 $1.00               $0.97

The accompanying notes to consolidated financial statements are an integral part of these statements.

Item 1.    Financial Statements Continued:

                                  Mid-Wisconsin Financial Services, Inc.
                        Consolidated Statement of Changes in Stockholders' Equity
                                               (Unaudited)
                                                                                  Accumulated
                                                    Additional                        Other
                                     Common Stock     Paid-In        Retained     Comprehensive
                                        Amount        Capital        Earnings     Income (Loss)      Totals
Balance, December 31, 1999             $182,472     $11,759,737     $17,356,953     ($800,525)     $28,498,637

Comprehensive Income:
 Net Income                                                           2,406,607                      2,406,607
 Unrealized gain on securities
   available for sale, net of tax                                                     339,267          339,267
 Total comprehensive income                                                                          2,745,874
Proceeds from stock options                  65          12,533                                         12,598
Repurchase of common stock               (1,527)         (3,153)       (406,282)                      (410,962)
Cash dividends declared $1.00
  per share                                                          (1,813,021)                    (1,813,021)

Balance September  30, 2000            $181,010     $11,769,117     $17,544,257     ($461,258)     $29,033,126

The accompanying notes to consolidated financial statements are an integral part of these statements.

Item 1.    Financial Statements Continued:

                                    Mid-Wisconsin Financial Services, Inc.
                                             and Subsidiary
                                    Consolidated Statements of Cash Flows
                                 Nine Months Ended September 30, 2000 and 1999
                                              (Unaudited)

                                                                                        2000            1999
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                                                     $2,406,607       $2,450,367
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for depreciation and net amortization                                889,931          931,060
        Provision for credit losses                                                    280,000          120,000
        Proceeds from sales of loans held for sale                                   2,055,865        5,784,852
        Gain on sale of loans held for sale                                            (30,635)         (74,367)
        Originations of loans held for sale                                         (1,701,990)      (4,758,835)
        Loss on premises and equipment disposals                                        20,148           12,956
        Gain on sale of other real estate                                                  -             (4,154)
        Changes in operating assets and liabilities:
        Other assets                                                                   (62,550)        (113,859)
        Other liabilities                                                              583,673           50,823
  Net cash provided by operating activities                                          4,441,049        4,398,843
  Cash flows from investing activities:
     Available for sale securities:
          Proceeds from maturities                                                   8,966,444       21,042,647
          Payment for purchases                                                    (12,911,657)     (29,490,386)
     Net increase in loans                                                         (11,356,198)     (19,101,364)
     Net (increase) decrease in interest-bearing deposits
        in other institutions                                                           (2,058)          22,662
     Net (increase) decrease in federal funds sold                                  (2,087,000)       9,223,000
     Capital expenditures                                                             (316,085)      (1,088,817)
     Proceeds from sale of premises and equipment                                        8,508              -
     Proceeds from sale of other real estate                                               525          124,093
  Net cash used in investing activities                                            (17,697,521)     (19,268,164)
  Cash flows from financing activities:
     Net decrease in noninterest-bearing deposits                                   (2,018,642)        (156,569)
     Net increase in interest-bearing deposits                                       8,778,365        1,729,300
     Proceeds from exercise of stock options                                            12,598           40,087
     Payment for repurchase of common stock                                           (410,961)      (1,092,520)
     Net increase in short-term borrowing                                            7,294,405        7,329,805
     Net increase (decrease) from issuance of long-term borrowings                  (3,800,000)       9,200,000
     Dividends paid                                                                 (1,813,021)      (1,768,151)
   Net cash provided by financing activities                                         8,042,744       15,281,953
Net increase (decrease) in cash and cash equivalents                                (5,213,728)         412,632
Cash and cash equivalents at beginning                                              16,400,484       14,025,302
Cash and cash equivalents at end                                                   $11,186,756      $14,437,934

  Supplemental cash flow information:                                                  2000             1999
     Cash paid during the year for:
          Interest                                                                  $9,221,570       $7,259,952
          Income taxes                                                              $1,086,000       $1,211,591
  Supplemental schedule of non-cash investing and financing activities:
          Loans transferred to other real estate                                       $31,422         $223,027
          Loans charged off                                                           $156,927          $71,856
          Loans made in connection with the disposition of other real
              estate                                                                      $-            $25,372

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

NOTE 2 - INVESTMENT SECURITIES

All investments are available for sale. The amortized cost and fair value of investment securities for the periods indicated are summarized as follows:

                                                September 30, 2000         December 31, 1999
                                            Amortized Cost  Fair Value  Amortized Cost  Fair Value
U.S. Treasury securities and obligations
   of other U.S. Govt agencies & corp         $15,186,642   $14,899,223   $12,947,539   $12,487,600
Mortgage Backed Securities                     33,212,456    32,739,061    32,989,062    32,389,232
Oblig. to states & political  subdivisions     18,008,653    18,023,821    16,276,194    16,046,592
Corporate Securities                               75,000        75,000       575,000       574,400
Equity Securities                               2,118,359     2,118,359     1,866,841     1,866,841
Totals                                        $68,601,110   $67,855,464   $64,654,636   $63,364,665

NOTE 3 - EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding which includes the common stock equivalents applicable to shares issuable under the stock options granted.

                                    Nine Months Ended September 30,
                                           2000        1999
Net income available to common
     stockholders                      $2,406,607   $2,450,367

Weighted average shares outstanding     1,814,003    1,826,932

Basic earnings per share                    $1.33        $1.34

NOTE 4 - COMPREHENSIVE INCOME

Generally accepted accounting principles require that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive income for September 30, 2000 and 1999 is as follows:

                                      Nine Months Ended September 30,
                                             2000        1999
Net Income                               $2,406,607   $2,450,367

Unrealized gain(loss) on securities
     available for sale, net of tax         339,267     (899,878)
                                         $2,745,874   $1,550,489


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis is presented to assist in the understanding and evaluation of the Company's financial condition and results of operations. It is intended to complement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

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

BALANCE SHEET

At September 30, 2000, total assets were $319,055,878, an increase of $21,693,794, or 7.3%, over September 30, 1999, while assets grew $11,372,290 over December 31, 1999. Gross loans were $228,509,937 at September 30, 2000, growing $19,695,687 over third quarter 1999 and $10,914,077 over fourth quarter 1999. Loan growth has come primarily from commercial and real estate loans.

During the first nine months of 2000 total deposits increased $6,759,723. Short-term borrowings increased $7,294,405. Within short-term borrowings, fed funds purchased decreased $3,211,000 and repurchase agreements increased $10,505,405. Long-term borrowings from FHLB advances decreased $3,800,000.

Table 1:  Period End Loan Composition

                                              September 30   % of       Dec. 31       % of
                                                  2000       total        1999        total
Commercial and financial                      $43,662,030    19.11%    $43,360,501    19.93%
Construction Loans                              3,999,227     1.75%      4,136,740     1.90%
Agricultural                                   41,559,145    18.19%     40,279,168    18.51%
Real estate                                   127,781,150    55.91%    118,640,913    54.52%
Installment                                    11,267,598     4.93%     10,931,389     5.03%
Lease financing                                   240,787     0.11%        247,149     0.11%

Total loans (including loans held for sale)  $228,509,937   100.00%   $217,595,860   100.00%

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

The aggregate amount of non-performing loans decreased $441,786 to $1,924,399 at September 30, 2000 from $2,366,185 at September 30, 1999. The majority of the decrease is due to a large commercial loan and several non-performing real estate and agricultural loans taken off nonaccrual status. During the third quarter 2000 non-performing loans increased $390,711 from June 30, 2000. The increase is due to a commercial loan that has been in and out of non-accrual status throughout the year. Non-performing loans are those which are either contractually past due 90 days or more as to interest or principal payments, on a nonaccrual status, or the terms of which have been renegotiated to provide a reduction or deferral of interest or principal.

Table 2:  Allowance for Credit Losses and Nonperforming Assets

                                                   Nine Months Ended
                                        September 30, 2000  September 30, 1999
Allowance for credit losses at
  beginning of period                        $2,285,675          $2,159,145
Provision Charged to Operating Expense          280,000             120,000
Recoveries on Loans                              69,368              57,253
Loans Charged off                              (156,744)            (71,856)

Allowance for losses at end of period        $2,478,299          $2,264,542

NONPERFORMING ASSETS
Nonaccrual loans                             $1,605,893          $1,952,518
Accruing loans past due
     90 days or more                             20,838              23,037
Restructured loans                              297,668             390,630
Total non-performing
   loans                                      1,924,399           2,366,185

Other real estate owned                         101,235             158,725
Total nonperforming assets                   $2,025,634          $2,524,910

Management is not aware of any additional loans that represent material credits or of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

LIQUIDITY

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's need for cash. The Company manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. Deposit growth is the primary source of liquidity. Deposits as a percentage of total funding sources were 82.7% for the first nine months of 2000 and 84.2% for the first nine months of 1999. Wholesale funding represents the balance of the Company's total funding needs. The primary wholesale funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses, and public entities, and brokered CDs.

CAPITAL RESOURCES

Stockholders' equity at September 30, 2000 increased to $29,033,126 compared to $28,498,637 at December 31, 1999. The net increase in equity was composed of: net income for the first nine months of $2,406,607, cash dividends of $1,813,021, stock options of $12,598 and stock repurchases of $410,962. Stockholders' equity included unrealized gains (losses), net of tax, on securities available for sale, net of their tax effect of ($461,258) at September 30, 2000 compared to $(800,525) at December 31, 1999.

Cash dividends of $0.20 per share were paid in the third quarter of 2000, representing a payout ratio of 43.3% for the quarter.

The adequacy of the Company's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of September 30, 2000 the Company's tier 1 risk-based capital ratio, total risk-based capital, and tier 1 leverage ratio were well in excess of regulatory minimums.

Table 3:  Capital Ratios

                                 Tier 1 Capital    Total Capital
September 30, 2000                    11.83%           12.89%
September 30, 1999                    12.13%           13.16%
Regulatory minimum requirements
     for well capitalized              4.00%            8.00%

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 2000 totaled $2,406,607 or $1.33 for basic and diluted earnings per share. Comparatively, net income for the nine months ended September 30, 1999 was $2,450,367, or $1.34 for basic and diluted earnings per share. Operating results for the third quarter 2000 generated an annualized return on average assets of 1.05% and an annualized return on average equity of 11.76%, compared to 1.20% and 12.46% for the comparable period in 1999. The net interest margin for third quarter 2000 was
3.93 % compared to 4.48% for the comparable quarter in 1999.

Table 4: Summary Results of Operations

(Dollars in thousands,                          2000                            1999
except per share amounts)                       Third     Second      First     Fourth     Third
FINANCIAL HIGHLIGHTS:
Earnings and Dividends:
Net interest income                            $2,789     $2,851     $2,858     $2,943     $2,871
Provision for credit losses                       120         80         80         60          0
Other noninterest income                          620        555        546        512        479
Other noninterest expense                       2,119      2,178      2,293      2,042      2,179
Net income                                        837        821        749        898        872
Per common share
   Basic and diluted earnings                    0.46       0.45       0.41       0.49       0.48
   Dividends declared                            0.20       0.60       0.20       0.20       0.20
   Book Value                                   16.04      15.56      15.68      15.62      15.52
Average common shares (000's)                   1,814      1,814      1,814      1,827      1,827
Dividend payout ratio                            43.3%     132.3%      48.7%      40.7%      41.8%
Balance Sheet Summary:
At quarter end:
   Loans net of unearned income               228,236    228,225    221,371    217,546    208,815
   Assets                                     319,056    314,909    309,235    307,684    297,362
   Deposits                                   236,930    231,631    232,137    230,170    223,894
   Shareholders equity                         29,033     28,172     28,368     28,499     28,300
Average balances:
   Loans net of unearned income               228,881    225,681    218,564    214,263    204,237
   Assets                                     317,557    313,327    307,118    302,851    290,405
   Deposits                                   239,907    230,378    231,901    228,052    224,470
   Shareholders equity                         28,469     27,979     28,265     28,346     27,989
Performance Ratios:
Return on average assets                         1.05%      1.05%      0.98%      1.19%      1.20%
Return on average common equity                 11.76%     11.74%     10.60%     12.67%     12.46%
Tangible Equity to assets                        8.40%      8.34%      8.57%      8.70%      8.92%
Total risk-based capital                        12.89%     12.67%     12.82%     12.93%     13.16%
Net loan charge-offs as a percentage
   of average loans                              0.03%     0.006%     0.004%      0.02%      0.01%
Nonperforming assets as a percentage
   of loans and other real estate                0.70%      0.54%      0.29%      0.63%      0.93%
Net interest margin                              3.93%      4.07%      4.17%      4.47%      4.48%
Efficiency ratio(1)                             59.91%     61.62%     64.97%     57.08%     62.79%
Fee revenue as a percentage of
   average assets                                0.17%      0.17%      0.17%      0.16%      0.16%
Stock Price Information:
High                                           $26.00     $27.00     $27.50     $27.50     $27.38
Low                                             25.75      27.00      27.00      27.50      27.38
Market value at quarter end (2)                 25.75      27.00      27.00      27.50      27.38

(1) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2) Market value at quarter end represents the bid price.  The quotations
reflect prices, without retail   mark-up, markdown or commissions, and may not
necessarily represent actual transactions.

NET INTEREST INCOME

Net interest income is the most significant component of earnings. Net interest income for the three months ended September 30, 2000 was $2,789,375. Comparatively, net interest income for the third quarter 1999 was $2,871,003. Fully taxable equivalent net interest income for the third quarter 2000
decreased $73,674 to $2,916,521 from third quarter 1999.   Average earning
assets grew $29 million from the third quarter 1999. The net interest margin for September 30, 2000 was 3.93% or 55 basis points less than the 4.48% margin in the third quarter 1999. The net interest margin continues to decline due to more short-term deposits than variable rate assets. Yields on earning assets increased to 8.50% compared to 8.17% in 1999. However, the costs for interest bearing deposits increased to 5.32% from 4.34%. The Company is trying to position more variable assets to reprice with the market to maintain or increase the net interest margin.

PROVISION FOR CREDIT LOSSES

Management determines the adequacy of the provision for credit losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectable, these amounts are promptly charged off against the allowance. The provision for credit losses was $280,000 for the nine months ended September 30, 2000, and $120,000 for the nine months ended September 30, 1999. Net charge-offs as a percentage of average loans outstanding were .039% and
 .007% during the nine months ended September 30, 2000 and 1999, respectively.

Non-performing loans are reviewed to determine exposure for potential loss within each loan category. The adequacy of the allowance for credit losses is assessed based on credit quality and other pertinent loan portfolio information. The adequacy of the reserve and the provision for credit losses is consistent with the composition of the loan portfolio and recent credit quality history.

NON-INTEREST INCOME

Non-interest income increased 7.9% to $1,719,916 during the nine months ended September 30, 2000, from the comparable nine months ended September 30, 1999. There were no gains or losses on securities during the nine months ended September 30, 2000 and 1999.

Service fees on deposit accounts increased $63,110 for the nine months ended September 30, 2000 from September 30, 1999. Trust service fees increased $61,724 due to the continuing growth in trust business volume and assets managed by the Company's Trust Department. Investment product sales increased $7,715.

Table 5:  Noninterest Income

                                   September     September
                                      2000          1999      Change   Change
Service Fees                        $583,837      $520,727    $63,110   12.12%
Trust Service Fees                   481,844       420,120     61,724   14.69%
Investment product commissions       194,559       186,844      7,715    4.13%
Other operating income               459,676       466,650     (6,974)  -1.49%
   Total noninterest income       $1,719,916    $1,594,341   $125,575    7.88%


NON-INTEREST EXPENSE

Non-interest expenses increased $88,970 to $6,589,253 for the nine months ended September 30, 2000, from $6,500,283 for the nine months ended September 30, 1999. The Company continues to utilize its current equipment to increase productivity and profits and has not made large capital expenditures in 2000. Software maintenance contracts and software amortization are increasing the data processing and information systems expense.

Table 6:  Noninterest Expense

                                                 September       September
                                                    2000            1999        Change     Change
Salaries and employee benefits                  $3,493,565      $3,419,338      $74,227      2.17%
Occupancy                                          983,107       1,041,202      (58,095)    -5.58%
Data Processing & Information Systems              347,656         318,533       29,123      9.14%
Goodwill & Core Deposit Intang Amortization        254,825         242,395       12,430      5.13%
Other operating                                  1,510,100       1,478,815       31,285      2.12%
   Total noninterest expense                    $6,589,253      $6,500,283      $88,970      1.37%

ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments
and Hedging Activities" (FASB133).   FASB 133 establishes new accounting and
reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of condition. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Adoption of the standard is required for the Company's December 31, 2001 financial statements with early adoption allowed as of the beginning of any quarter after June 30, 1998. Management is in the process of assessing the impact and period of adoption of the standard. Adoption is not expected to result in material financial impact.

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

10.1* Mid-Wisconsin Financial Services, Inc. 1991 Employee Stock Option Plan (incorporated by reference to Exhibit 10(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10.2* Mid-Wisconsin Financial Services, Inc. Directors' Deferred Compensation Plan as last amended July 19, 2000

10.3* Executive Officer Employment and Severance Agreement (incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.4* Mid-Wisconsin Bank Senior Officer Incentive Bonus Plan (incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.5* Director Retirement Benefit Policy (incorporated by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.6* 1999 TeamBank Bonus Plan (incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.7 Mid-Wisconsin Financial Services, Inc. Employee Stock Purchase Plan (incorporated by reference to exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)

10.8* Mid-Wisconsin Financial Services, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)

22.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

27.1 Financial Data Schedule (electronic filing only)

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


                                MID-WISCONSIN FINANCIAL SERVICES, INC.



Date November 14, 2000                 GENE C. KNOLL
                                       Gene C. Knoll, President
                                       (Principal Executive Officer)

Date November 14, 2000                 RHONDA R. KELLEY
                                       Rhonda R. Kelley, Controller
                                       (Principal Accounting Officer)

                               EXHIBIT INDEX
                                    to
                                 FORM 10-Q
                                    of
                  MID-WISCONSIN FINANCIAL SERVICES, INC.
                 For the period ended September 30, 2000
                Pursuant to Section 102(d), Regulation S-T
                      (17 C.F.R. <section>232.102(d))


Exhibit 10 .2 - Mid-Wisconsin Financial Services, Inc. Directors' Deferred Compensation Plan as last amended July 19, 2000

Exhibit 27 -  Financial Data Schedule

                                                                EXHIBIT 10.2
                  MID-WISCONSIN FINANCIAL SERVICES, INC.
                  DIRECTORS' DEFERRED COMPENSATION PLAN

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

(c)  "Board" means the Board of Directors of Mid-Wisconsin.

(d)  "Change in Control" means the happening of any of the following events:

     (i) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 25% or more of either (A) the then outstanding shares of common stock of Mid-Wisconsin (the "Outstanding Company Common Stock") or (B) the combined voting power of the then outstanding voting securities of Mid-Wisconsin entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this paragraph (i), the following acquisitions shall not constitute a Change in
Control: (1) any acquisition directly from Mid-Wisconsin other than an acquisition by virtue of the exercise of a conversion privilege unless the security being so converted was itself acquired directly from Mid-Wisconsin,
(2) any acquisition by Mid-Wisconsin, (3) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by Mid-Wisconsin or any entity controlled by Mid-Wisconsin, and (4) any acquisition pursuant to a transaction which complies with clauses (A), (B), and (C) of paragraph (iii) of this paragraph 3(d); or

     (ii) A change in the composition of the Board such that the individuals who, as of the Effective Date, constitute the Board (such Board shall be here inafter referred to as the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, for purposes of the Plan, that any individual who becomes a member of the Board subsequent to the Effective Date whose election, or nomination for election by Mid-Wisconsin's shareholders, was approved by a vote of at least a majority of those individuals who are members of the Board and who were also members of the Incumbent Board (or deemed to be such pursuant to this proviso) shall be deemed to be and shall be considered as though such individual were a member of the Incumbent Board, but provided, further, that any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board shall not be so deemed or considered as a member of the Incumbent Board; or

     (iii) Consummation of a reorganization, merger or consolidation, or sale or other disposition of all or substantially all of the assets of Mid-Wisconsin or the acquisition of the assets or securities of any other entity (a "Corporate Transaction"); excluding, however, such a Corporate Transaction pursuant to which (A) all or substantially all of the individuals and entities who are the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Corporate Transaction will beneficially own, directly or indirectly, more than 60% of, respectively, the outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Corporate Transaction (including, without limitation, a corporation which as a result of such transaction owns Mid-Wisconsin or all or substantially all of Mid-Wisconsin's assets either directly or through one or more subsidiaries) (the "Resulting Company") in substantially the same proportions as their ownership, immediately prior to such Corporate
Transaction, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (other than Mid-Wisconsin, any employee benefit plan (or related trust) of Mid-Wisconsin) will beneficially own, directly or indirectly, 25% or more of, respectively, the outstanding shares of common stock of the Resulting Company or the combined voting power of the then outstanding voting securities of such Resulting
Company entitled to vote generally in the election of directors except to the extent that such ownership existed with respect to Mid-Wisconsin prior to the Corporate Transaction, and (C) individuals who were members of the Incumbent Board will constitute at least a majority of the members of the board of directors of the Resulting Company; or

     (iv) The approval by the shareholders of Mid-Wisconsin of a complete liquidation or dissolution of Mid-Wisconsin.

(e) "Committee and Meeting Fees" means that portion of the annual amount of Directors' Fees which does not constitute a Director's Retainer, whether such fees are paid for service on committees of the Board or a board of directors of a Subsidiary, the attendance at meetings, the performance of other duties, or otherwise.

(f)  "Common Stock" means the common stock, $.10 par value, of Mid-Wisconsin.

(g) "Deferred Cash Account" means the account established to record a Participant's Directors' Fees which have been credited in accordance with paragraph 6.

(h) "Deferred Stock Account" means the account established to record a Participant's Directors' Fees which have credited with "Stock Equivalent Units" pursuant to paragraph 7.

(i) "Directors' Fees" means all of the compensation to which a Director would otherwise become entitled for services to be rendered as a Director, but excluding any compensation to which such person is entitled to receive in his capacity, if any, as an employee of Mid-Wisconsin or any Subsidiary.

(j) "Ending Balance" means the balance of a Participant's Deferred Cash Account as determined pursuant to paragraph 8(b) following the Participant's Termination of Service.

(k) "Fair Market Value" of a share of the Common Stock as of any date means the price per share as determined in accordance with the following:

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

     (iii) Other Determination. If subparagraphs (i) and (ii) are not applicable, or if the Board in its sole discretion does not believe that the procedure set forth in subparagraphs (i) and (ii) is an accurate measurement of the market value of the Common Stock because of the limited trading market of the Common Stock, "fair market value" means such amount as may be determined by the Board by whatever means or method as the Board, in the good faith exercise of its discretion, shall at such time deem appropriate.

     (iv) Date. If the date on which "Fair Market Value" is to be determined is not a business day, or, if there shall be no reported transactions for such date, such determination shall be made on the next preceding business day for which transactions were reported of the Common Stock on any day shall be deemed to be the mean between the published high and low sale prices at which the Common Stock is traded on a bona fide over-the-counter market or, if such stock is not so traded on such day, on the next preceding day on which the Common Stock was so traded.

(l) "Participant" means a Director who has an undistributed balance in one or more Accounts.

(m) "Prime Rate" means, as of any date, the prime rate as published in The Wall Street Journal for such date; provided, however, that if such rate is not published on such date, the prime rate as published in The Wall Street Journal on the first immediately preceding date.

(n) "Rate of Return" for a fiscal year of Mid-Wisconsin shall be determined in accordance with generally accepted accounting principles and means a percentage equal to (a) Mid-Wisconsin's return on equity as determined by dividing (i) Mid-Wisconsin's net income for the applicable year by (ii) Mid-Wisconsin's average daily equity for such year minus (b) 400 basis points.

(o) "Retainer" means that portion of the annual amount of Directors' Fees which is designated by the Board (or the board of directors of a Subsidiary) as a retainer payable to a Director irrespective of the attendance at meetings or the performance of other duties.

(p) "Subsidiary" means Mid-Wisconsin Bank and each other subsidiary of Mid-Wisconsin, including any subsidiary of the Bank.

(q) "Termination of Service" means the bona fide termination of a Participant's services as a member of the Board and each other board of directors of any Subsidiary which has been designated as a participating Subsidiary.

4.  Deferral of Directors' Fees.

(a) Retainer. No portion of a Retainer shall be paid in cash to a Director from and after January 1, 2000. As of each date after December 31, 1999 on which all or any portion of the Retainer would otherwise be paid in cash to a Director, an amount equal to such payment shall be credited by Mid-Wisconsin or the Subsidiary, as the case may be, to such Director's Deferred Stock Account.

(b) Annual Election. Each Director may elect before January 25, 2000 with respect to the year ended December 21, 2000 and before January 1 of any subsequent fiscal year of Mid-Wisconsin to defer the payment of all or any portion of the Director's Committee and Meeting Fees to which the Director would otherwise become entitled for services to be rendered during each fiscal year subsequent to the date on which such election is effective. An election by a Director to defer Committee and Meeting Fees pursuant to this subparagraph
(b) shall be effective with respect to Committee and Meeting Fees earned during the first fiscal year beginning after the date such election is made and during each subsequent fiscal year until revoked or amended, provided, however, that any such revocation or amendment shall only be effective with respect to fiscal years beginning after the date written notice of such revocation or amendment is first received by Mid-Wisconsin.

(c) New Director. Despite any other provision of subparagraph (b), if a person first becomes a Director during a fiscal year, such Director may elect to become a Participant with respect to all or any portion of the Committee and Meeting Fees earned and payable (i) from and after the date on which he is elected a Director if an election is filed on or before the date of such election or (ii), if no election is filed pursuant to clause (i), on the first day of the first month immediately following the month in such fiscal year in which such election is made. An election by a Director to defer Committee and Meeting Fees pursuant to this subparagraph (c) shall remain in effect until the last day of the fiscal year in which such election is made and during each subsequent fiscal year until revoked or amended, provided that any such revocation or amendment shall only be effective with respect to fiscal years beginning after the date written notice of such revocation or amendment is first received by Mid-Wisconsin.

(d) Payment of Fees. Directors' Fees which are deferred pursuant to this paragraph 4 shall be distributable in accordance with paragraph 8 hereof and only after such Participant's Termination of Service. Any Committee and Meeting Fees not subject to an election made in accordance with this paragraph 4 shall be paid to the Director in cash.

5.  Accounting and Elections.

(a) Accounts. Mid-Wisconsin and each participating Subsidiary shall establish a Deferred Cash Account and a Deferred Stock Account in the name of each of their Directors.

(b) December 31, 1999 Balance. Each Director who does not incur a Termination of Service prior to January 1, 2000 and who has an undistributed balance in his account as of December 31, 1999 may file an election with Mid-Wisconsin on or before December 31, 1999 which specifies the Account or

Accounts (and the respective percentages thereof in the case two Accounts are specified) to which the balance of his account as of December 31, 1999 shall be credited as of January 1, 2000. In the event a Participant does not file an election in accordance with the preceding sentence, the balance of such Participant's account as of December 31, 1999 shall be credited to such Participant's Deferred Cash Account on January 1, 2000.

(c) Election of Accounts. Each Participant who elects to defer Committee and Meeting Fees shall make an election to have such deferred fees allocated to his Deferred Cash Account or his Deferred Stock Account at the time his deferral
election is filed pursuant to paragraph 4.   Each fiscal year, a Participant
may file a new election with Mid-Wisconsin specifying the Account or Accounts to which all Committee and Meeting Fees deferred subsequent to the last day of such fiscal year (and prior to the effective date of any subsequent election) shall be allocated.

(d) Crediting Deferred Fees. As of each date on which payment of all or a portion of a Retainer would otherwise be paid in cash, each Director's Deferred Stock Account shall be credited with such amount by Mid-Wisconsin or the Subsidiary, as the case may be. As of each date on which Mid-Wisconsin or a Subsidiary shall make payment of Committee and Meeting Fees, the Committee and Meeting Fees of each Participant who has a deferral election then in effect shall, to the extent deferred, be credited by Mid-Wisconsin or the Subsidiary, as the case may be, to the Participant's Deferred Cash Account or Deferred Stock Account, as the case may be, in accordance with such Participant's most recent effective election. No transfers shall be made between a Participants Accounts.

(e) Annual Report. Within 90 days of the end of each fiscal year in which this Plan is in effect, Mid-Wisconsin shall furnish each Participant a statement of the year-end balance in such Participant's Deferred Cash Account and Deferred Stock Account.

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

7.  Deferred Stock Account.

(a) Crediting Director Fees. As of each date on which the Directors' Fees otherwise payable to such Participant in cash are credited to a Participant's Deferred Stock Account, the amount of such deferred Directors' Fees shall be converted into that number of "Stock Equivalent Units" (rounded to the nearest one-ten thousandth of a unit) determined by dividing the amount of such Directors' Fees by an amount equal to the per share Fair Market Value of the Common Stock on such date.

(b) Dividends. On each date on which a dividend payable in cash or property is paid on the Common Stock, there shall be credited to each Deferred Stock Account such number of additional Stock Equivalent Units as are determined by dividing (i) the amount of the cash or other dividend which would have then been payable on the number of shares of Common Stock equal to the number of Stock Equivalent Units (including fractional shares) then represented in such Account by (ii) an amount equal to the per share Fair Market Value of the Common Stock on such date. If the date on which a dividend is paid on the Common Stock is the same date as of which Directors' Fees are to be converted into Stock Equivalent Units, the dividend equivalent to be credited to such Account under this paragraph 7 shall be determined after giving effect to the conversion of the credit balance in such Account into Stock Equivalent Units.

(c) Recording of Stock Equivalent Units. The number of Stock Equivalent Units credited to a Participant's Deferred Stock Account shall be adjusted (to the nearest one-ten thousandth of a unit) to reflect any change in the Common Stock resulting from a stock dividend, stock split-up, combination, recapitalization or exchange of shares, or the like.

8.  Distribution of Deferred Amounts.

(a) Conversion of Deferred Stock Accounts. As of the last day of the month in which a Participant's Termination of Service occurs, the number of Stock Equivalent Units then credited to the Participant's Deferred Stock Account shall be determined after giving effect to all other adjustments required by this Plan and such Stock Equivalent Units shall be converted into a cash equivalent by multiplying the number of such units by an amount equal to the per share Fair Market Value of the Common Stock on such date and, as of such date, the Participant's Deferred Stock Account shall be debited by the number of Stock Equivalent Units so transferred and the Participant's Deferred Cash Account credited by the amount of cash equivalent so determined.

(b)  Determination of Ending Balance.  As of the last day of the month in which a Participant's Termination of Service occurs, the balance of the Participant's Deferred Cash Account shall be determined by adding to the value of his Deferred Cash Account as of the last day of the immediately preceding fiscal year (i) interest on such value computed at an annual rate equal to the Rate of Return for the number of days of the fiscal year elapsed as of the last day of the month in which the Termination of Service occurred, (ii) all Committee and Meeting Fees deferred by such Participant during the fiscal year in which the Termination of Service occurred, (iii) interest, as determined in clause (i) of this sentence, on the average daily balance of the Committee and Meeting Fees described in clause (ii) (assuming that the Directors' Fees deferred during the year were credited to his Account as of the date on which they would have otherwise been paid to the Participant in cash), and (iv) the value of the amount credited to such Deferred Cash Account pursuant to
paragraph 8(a).   The amount so determined pursuant to the preceding sentence, when added to the most recent year-end balance credited pursuant to paragraph 7 as of the last day of the fiscal year immediately preceding the year in which the Participant's Termination of Service occurs, shall constitute the Ending Balance of the Participant's Deferred Cash Account (the "Ending Balance").

(c) Distributions. Distribution of a Participant's Deferred Cash Account shall be made in cash in accordance with the following:

     (i) Automatic Form of Payment. Payment of the Ending Balance of a Participant whose Termination of Service occurs for a reason other than death and prior to a Change in Control shall be made in a lump sum as of the last day of the month in which the Participant's Termination of Service occurs unless the Participant elects otherwise in accordance with the provisions of paragraph 8(d).

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

     (iii) Change in Control. In the event a Participant incurs a Termination of Service in connection with a Change in Control, payment of the Ending Balance shall be made in a lump sum as of the last day of the month in which the Participant's Termination of Service occurs.

(d) Elective Forms of Distribution. On or before August 15, 2000, but in no event subsequent to his Termination of Service, a Participant may elect that payment of the Participant's Ending Balance shall be made in one of the forms specified in subparagraphs (d)(i), (ii), or (iii) below. Thereafter, a Participant may elect, (1) before the first day of each fiscal year, (2) subject to the automatic distribution provisions of subparagraph 8(c)(iii), which shall govern the distribution of benefits in the event of Termination of Service which occurs in connection with a Change in Control, and (3) prior to his Termination of Service, that payment of the Participant's Ending Balance shall be made in one of the forms specified in subparagraphs (d)(i), (ii), or
(iii) below.

     (i) 60 Payments. In 60 monthly installments beginning on the last day of any month (the "Initial Payment Date") which is not later than the last day of the month in which the first anniversary of the Participant's Termination of Service occurs in an amount which is determined in accordance with the following:

          (A) The monthly payment for the first twelve months shall be equal to the amount necessary to amortize the repayment of a loan in an amount equal to the Ending Balance in 60 equal monthly payments at the Prime Rate on the last day of the month in which the Initial Payment Date occurs;

          (B) As of the last day of the month in which each of the first, second, third, and fourth anniversaries of the Initial Payment Date occurs, the amount of each of the next twelve monthly payments shall be recalculated and shall, for the twelve-month period beginning on each such anniversary, be equal to the amount necessary to amortize the repayment of a loan in an amount equal to the then unpaid Ending Balance in monthly payments over the Remaining Payment Period at the Prime Rate on the last day

     (ii) Lump Sum. In a lump sum, payable at any time on or before the third anniversary of the Participant's Termination of Service; or

     (iii) Other Installments. In one or more installments of equal or unequal amounts payable at one or more times not more frequently than monthly;

provided, however, the Ending Balance shall be fully distributed on or before the third anniversary of the Participant's Termination of Service; and provided, further, that the amount payable pursuant to any election to receive equal payments shall be determined by the amount necessary to amortize the repayment of a loan in an amount equal to the Participant's Ending Balance in the number of payments so elected at the Prime Rate on the last day of the month in which the Participant's Termination of Service occurred. The average daily undistributed Ending Balance of a Participant who has elected a form of distribution provided for in this subparagraph (d)(iii) which does not provide for level payments shall continue to accrue interest at a rate equal to the Prime Rate on the last day of the month in which the Participant's Termination of Service occurred; provided, however, that if the distribution of the Ending Balance shall not be complete on the first anniversary date of the Participant's Termination of Service, the interest to be credited to such Account after the first anniversary shall be at a rate equal to the Prime Rate on the last day of the month in which such anniversary occurred.

Any election filed pursuant to the first sentence of this paragraph 8(d) shall be effective as of the first day on which such election has been made. Any election filed pursuant to the second sentence of this paragraph 8(d) shall be effective as of the first day of the first fiscal year which begins next subsequent to the fiscal year in which (i) such election has been made and (ii) such election has been approved by the Board.

(e) Payments to Retirees as of December 31, 1999. Notwithstanding any other provision of this amended and restated Plan, any Accounts which were in pay status on December 31, 1999 shall continue to be paid in accordance with the terms of the Plan as in effect on December 14, 1999.

(f) Modification of Payments. After a Participant's Termination of Service occurs, neither such Participant or his Beneficiary shall have any right to modify in any way the schedule for the distribution of amounts credited to such Participant under this Plan as specified in the last election filed by the Participant. However, upon a written request submitted to the Secretary of Mid-Wisconsin by the person then entitled to receive payments under this Plan (who may be the Participant or a Beneficiary), the Board may in its sole discretion, accelerate the time for payment of any one or more installments remaining unpaid.

9. Form for Elections. The Secretary of Mid-Wisconsin shall provide election forms for use by Directors in making an initial election to become a Participant and for making all other elections or designations permitted or required by the Plan.

10.  Miscellaneous.

(a) No Assignment. Amounts payable hereunder may not be voluntarily or involuntarily sold or assigned, and shall not be subject to any attachment, levy or garnishment.

(b) No Right of Election. Participation in this Plan by any person shall not confer upon such person any right to be nominated for re-election or re-elected to the Board or the board of directors of a Subsidiary.

(c) Unsecured Claims. Neither Mid-Wisconsin nor any Subsidiary shall be obligated to reserve or otherwise set aside funds for the payment of its obligations hereunder, and the rights of any Participant under the Plan shall be an unsecured claim against the general assets of Mid-Wisconsin or a Subsidiary, whichever, and only to the extent it, established the Participant's Accounts. All amounts due Participants or Beneficiaries under this Plan shall be paid out of the general assets of Mid-Wisconsin or the Subsidiary, whichever, and only to the extent it, established the Participant's Accounts and in no event shall there be joint liability for the payment of an Account established by another participating entity.

(d) Plan Administration. The Board shall have all powers necessary to administer this Plan, including all powers of Plan interpretation, of determining eligibility, and the effectiveness of elections, and of deciding all other matters relating to the Plan; provided, however, that no Participant shall take part in any discussion of, or vote with respect to, a matter of Plan administration which is personal to him, and not of general applicability to all Participants. All decisions of the Board shall be final as to any Participant under this Plan.

(e) Amendment and Termination. The Board may amend this Plan in any and all respects at any time (including, specifically, but not limited to, the rate at which interest will be credited to any Account from and after the date of such amendment), or from time to time, or may terminate this Plan at any time, but any such amendment or termination shall be without prejudice to any Participant's right to receive amounts previously credited to such Participant under this Plan. A Subsidiary of Mid-Wisconsin may terminate its participation in the Plan at any time by action of its Board of Directors, but such termination shall be without prejudice to any Participant's right to receive amounts previously credited to such Participant under this Plan.