Form 10-K
period 2000-12-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2001-03-28
CIK 785024

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                  _______
 (Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

 For the fiscal year ended December 31, 2000

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

 For the transition period from ......... to...........

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

Yes   X        No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 3, 2001 the aggregate market value of the common shares held by non-affiliates was approximately $34,162,062.

The number of common shares outstanding at March 3, 2001 was 1,695,452.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated March 23, 2001 (to the extent specified herein): Part III

                                FORM 10-K

                   MID-WISCONSIN FINANCIAL SERVICES, INC.

                             TABLE OF CONTENTS


PART I

 ITEM

 1.  Business..................................................................3
 2.  Properties................................................................7
 3.  Legal proceedings.........................................................8
 4.  Submission of matters to a vote of security holders.......................8


PART II
 5.  Market for registrant's common equity
     and related stockholder matters...........................................8
 6.  Selected financialdata...................................................11
 7.  Management's discussion and analysis of financial
     condition and results of operations......................................12
 7A. Quantitative and qualitative disclosures about market risk...............29
 8.  Financial statements and supplementary data..............................30
 9.  Changes in and disagreements with accountants on accounting and financialdisclosure..................................................61


PART III

 10. Directors and executive officers of the registrant.......................61
 11. Executive compensation...................................................61
 12. Security ownership of certain beneficial owners and management ..........61
 13. Certain relationships and related transactions...........................61


PART IV

 14. Exhibits, financial statement schedules, and reports on Form 8-K.........62

PART I

                           ITEM 1.  BUSINESS


GENERAL

Mid-Wisconsin Financial Services, Inc. ("the Company") is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's subsidiary operates under the name Mid-Wisconsin Bank (the "Bank") and has its principal office in Medford, Wisconsin. Except as may otherwise be noted, this annual report on Form 10-K describes the business of the Company and the Bank as in effect on December 31, 2000.


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

THE BANK

The Bank was incorporated on September 1, 1890, as a state bank under the laws of Wisconsin. The Bank's principal office is located at 132 West State Street, Medford, Wisconsin, 54451. The Bank's principal office and 10 branches, provide various commercial and consumer banking services for customers located principally in Taylor County and portions of Eau Claire, Lincoln, Clark, Marathon, Price and Oneida Counties, Wisconsin.

The Bank's principal branch offices are located in Medford, Colby, Rhinelander, and Phillips, Wisconsin. These branches provide commercial and consumer banking services for customers located in the surrounding market areas.

The Bank is constantly looking for new technology to serve the customers' needs. Automated Teller Machines (ATMs), which provide 24-hour banking
services, are installed in many locations in the service area.    A call center
was established in February 1999 to provide financial services to customers over the phone. The call center is currently handling general customer service questions, account inquiries, fund transferring, stop payments, and opening
deposit accounts.    In March 2000 the Bank rolled out online banking to its
customers. Customers are able to check balances and activity in deposit and loan accounts, transfer funds, view check images, and pay bills electronically using the bill payer service. The Bank is the first bank of its size in central Wisconsin to implement a call center and online banking.

BANK MARKET AREA AND COMPETITION

The Bank has substantial competition in its market area. Much of this competition comes from companies which are larger and have greater resources than the Company. The Bank competes for deposits and other sources of funds with other banks, savings associations, credit unions, finance companies, mutual funds, life insurance companies and other financial and non-financial companies. Many of these nonbank competitors offer products and services which are functionally equivalent to the products and services offered by the Bank. The Bank's trust department and brokerage operations also compete with other banks, insurance companies, brokerage firms, financial advisors, trust companies, mutual funds and investment bankers on a local, state and national level.

Recent changes in banking laws have had a significant effect on the competitive environment in which the Bank operates and are likely to continue to increase competition for the Bank. For example, current federal law permits adequately capitalized and managed bank holding companies to engage in interstate banking on a much broader scale than in the past. Banks are also permitted to create interstate branching networks in states which do not "opt out" of the new laws. The Gramm-Leach-Bliley Act of 1999 has also increased the competitive environment for the Bank. Under this act, financial holding companies are now permitted to conduct a broad range of banking, insurance and securities activities. The Company believes that the combined effects of more interstate banking and the development of greater "one-stop" availability for banking, insurance and securities services will both increase the overall level of competition and attract competitors with which the Bank may not now compete for its customers.

EMPLOYEES

All officers of the Company except the Chairman, and the Vice President are full-time employees of the Bank. As of December 31, 2000, the total employees of the Company and its subsidiaries were approximately 121 on a full-time basis and 30 on a part-time basis. Officers and certain supervisors are salaried, and all other full and part-time employees are paid on an hourly basis. Employee relations are considered to be good and none of the employees are covered by a collective bargaining agreement.

EXECUTIVE OFFICERS

The executive officers of the the Company as of March 1, 2001, their ages, offices and principal occupation during the last five years are set forth below.

      James F. Melvin, 51
      Chairman of the Board of the Company (since May 2000); Vice Chairman of the Board of the Company (August 1996-May 2000); also Chairman of the Board of the Bank (May 1998-May 2000) and President of the Melvin Companies.

      Fred J. Schroeder, 63
      Vice President of the Company (since May 1999) and former Mayor of the City of Medford.

      Gene C. Knoll, 47
      President of the Company (since October 1996) and President, Chief Executive Officer and a director of the Bank; previously, Vice President of the Company (1994 to 1996), President and CEO of the Company's Bank of Colby (1988 to 1994).

      William A. Weiland, 46
      Secretary and Treasurer of the Company (since May 1998) also Executive Vice President of the Bank.

      Rhonda R. Kelley, 27
      Controller of the Company (since September 1998).

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

The Board expects a bank holding company to be a source of strength for its subsidiary banks. As such, the Company may be required to take certain actions or commit certain resources to the Bank when it might otherwise choose not to do so. Under federal and state banking laws, the Company and the Bank are also subject to regulations which govern the Company's and the Bank's capital adequacy, loans and loan policies (including the extension of credit to affiliates), deposits, payment of dividends, establishment of branch offices, mergers and other acquisitions, investments in or the conduct of other lines of business, management personnel, interlocking directors and other aspects of the operation of the Company and the Bank. Bank regulators having jurisdiction over the Company and the Bank generally have the authority to impose civil fines or penalties and to impose regulatory sanctions for noncompliance with applicable banking regulations and policies. In particular, the FDIC has broad authority to take corrective action if the Bank fails to maintain required capital level. Information concerning the Company's compliance with applicable capital requirements is set forth under the subheading "Capital Adequacy" in this Item 7 and in Note 13 of the Notes to Consolidated Financial Statements.

Banking laws and regulations have undergone periodic revisions that often have a direct effect on the Bank's operations and its competitive environment. From time to time various formal or informal proposals, including new legislation, relating to, among other things, changes with respect to deposit insurance, permitted bank activities and restructuring of the federal regulatory scheme have been made or may be made or adopted in the future. It is likely that such changes may have a significant impact on the Company's competitive circumstances and that such changes may have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations.

MONETARY POLICY

The earnings and growth of the Bank, and therefore the Company, are affected by the monetary and fiscal policies of the federal government and governmental agencies. The Board has a direct and indirect influence on the costs of funds used by the Bank for lending and its actions have a substantial effect on interest rates, the general availability of credit and the economy as a whole. These policies therefore affect the growth of bank loans and deposits and the rates charged for loans and paid for deposits. Governmental and Board policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. Management of the Company is not able to anticipate the future impact of such policies and practices on the growth of the profitability of the Company.

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

Forward-looking statements of the Company are based on information available to the Company as of the date of such statements, and reflect the Company's expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially. In addition to specific factors which may be described in connection with any of the Company's forward-looking statements, factors which could cause actual results to differ materially from those discussed in the forward looking statements include, but are not limited to the following: (i) the condition of the U.S. economy in general and the condition of the local economies in which operations are conducted; (ii) the effects of increased competition in the banking and financial services industry; (iii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System which reduce interest margins; (iv) the effects of inflation, interest rate, market, and monetary fluctuations; (v) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (vi) changes in consumer spending, borrowing and saving habits; (vii) technological changes, including increases in on-line banking or delivery of financial services; (viii) the effect of acquisitions or the inability to consummate acquisitions to expand the Company's service area; (ix) the ability to increase market share and control expenses; (x) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply or which result in increased competition (xi) the effect of changes in accounting policies and practices required by bank or securities regulatory agencies or to comply with generally accepted accounting principles; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) the success of the Company at managing the risks involved in the foregoing.

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

In addition to its administrative office, the Bank also owns ten branch facilities. All of the branches are free-standing buildings that provide adequate customer parking and, with two exceptions, all have drive-in facilities. The Company considers its properties to be adequate for its needs.

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

No matters were submitted to a vote of shareholders during the fourth quarter of 2000.


                                   PART II

                ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

There is no active established public trading market in Company common stock, although two regional broker-dealers act as market makers for the stock. Bid and ask quotations are published periodically in the MILWAUKEE JOURNAL SENTINEL and prices are quoted on the OTC Bulletin Board under the symbol "MWFS.OB". Transactions in the Company common stock are limited and sporadic.

On December 15, 2000, the Company made a self-tender offer to purchase up to 90,557 shares and reserved the right to expand its offer and purchase up to 7% of its issued and outstanding common stock for $25.50 per share. The tender-offer expired on January 31, 2001. The Company accepted 116,117 shares of its common stock for repurchase in connection with its tender offer. The shares repurchased represented approximately 6.4% of the shares outstanding immediately prior to the tender offer. Following the purchase of accepted shares, 1,695,452 shares of the Company's common stock were outstanding.

HOLDERS

As of March 15, 2001, there were approximately 802 holders of record of the Company's $.10 per share par value common stock. Some of the Company's shares are held in "street" name and the number of beneficial owners of such shares is not known nor included in the foregoing number.

DIVIDEND POLICY

The Company's Bylaws provide that, subject to the provisions of applicable law, the Board of Directors may declare dividends from unreserved and unrestricted earned surplus, at such times and in such amounts as the board shall deem advisable.

The Company's ability to pay dividends depends upon the receipt of dividends from the Bank. Bank dividends are subject to limitation under banking laws and regulations. As of December 31, 2000, the Bank could have paid $10,601,724 of additional dividends to the Company without prior regulatory approval. The declaration of dividends by the Company is discretionary and will depend upon operating results and financial condition, regulatory limitations, tax considerations and other factors. The Company has paid regular dividends since its inception in 1986.

MARKET PRICES AND DIVIDENDS

Price ranges of over-the-counter quotations and dividends declared per share on the Company common stock for the periods indicated are:


                        2000                             1999

               Prices:
Quarter    High        Low   Dividends (1)   High        Low   Dividends (2)
1st       $27.50     $27.00     .20         $27.38     $25.50      .17
2nd        27.00      27.00     .60          27.38      27.38      .60
3rd        27.00      25.75     .20          27.38      27.38      .20
4th        25.75      21.50     .20          27.50      27.50      .20

(1) The $.60 per share dividend declared in the second quarter of 2000 includes a special dividend of $.40 per share.
(2) The $.60 per share dividend declared in the second quarter of 1999 includes a special dividend of $.40 per share.

Prices of the common stock for the year ended December 31, 1998 represent the bid quotations as published in the MILWAUKEE JOURNAL SENTINEL and since 1998, the bid prices reported on the OTC Bulletin Board. The prices do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. There is no active established trading market.

SALES OF UNREGISTERED SECURITIES

During the three-fiscal year period ended December 31, 2000, the Company sold common stock in connection with the exercise by employees of options granted under the 1991 Stock Option Plan. These shares were not registered under the Securities Act of 1933, but were offered in reliance on the exemptions afforded under sections 4(2) and 3(a)(11) thereof as all optionees were officers of the Bank and all are residents of the State of Wisconsin. All proceeds from the sale of such shares were used for general corporate purposes. Sales of shares during each fiscal year were as follows:

                                       Aggregate
                         Aggregate   Consideration
            Year Ended  Shares Sold    Received
                2000       1,906       $37,167
                1999       3,539       $65,959
                1998       4,678       $72,068


                        ITEM 6.  SELECTED FINANCIAL DATA

Table 1:  Earnings Summary and Selected Financial Data

                                                          Years Ended December 31
                                            2000        1999        1998        1997       1996

(Dollars in Thousands, Except Per Share Amounts)
Earnings and Dividends:
Net Interest Income                       $11,305     $11,395     $11,038     $10,800     $10,757
Provision for credit losses                   400         180         420         140         400
Other Non-Interest Income                   2,303       2,107       2,085       2,258       2,033
Other non-interest expense                  9,859       9,974       9,455       9,411       9,114
Net Income                                 $3,349      $3,348      $3,248      $3,507      $3,276
Per common share:
   Basic And Diluted Earnings               $1.85       $1.83       $1.74       $1.88       $1.76
   Dividends declared                        1.20        1.17        0.81        0.75        0.67
   Book Value At Year End                   16.75       15.62       15.89       14.95       13.79
Average common shares (000's)               1,813       1,826       1,862       1,868       1,865
Dividend Payout Ratio                       64.86%      63.93%      46.55%      39.89%      38.07%
Shareholders of record at year end            803         816         830         790         750
Balance Sheet Summary:
At year end:
   Loans Net Of Unearned Income          $226,942    $217,546    $189,952    $185,015    $174,842
   Assets                                 321,102     307,684     280,479     263,675     251,501
   Deposits                               244,691     230,170     222,322     211,149     202,412
   Shareholders equity                     30,345      28,499      29,570      27,867      25,725
Average Balances:
   Loans net of unearned income           225,308     200,497     190,014     178,968     171,381
   Assets                                 314,318     288,287     272,084     254,352     244,772
   Deposits                               235,655     222,755     214,246     198,935     192,220
   Shareholders Equity                     28,520      28,396      28,558      26,633      24,544
Performance Ratios:
Return On Average Assets                     1.07%       1.16%       1.19%       1.38%       1.34%
Return on average common equity             11.74%      11.79%      11.37%      13.17%      13.35%
Equity To Assets                             9.45%       9.26%      10.54%      10.57%      10.23%
Total risk-based capital                    13.17%      12.93%      15.11%      14.94%      15.66%
Net Loan Charge-Offs As A Percentage
   of average loans                          0.04%       0.03%       0.13%       0.10%       0.12%
Nonperforming Assets As A Percentage
   of loans and other real estate            0.97%       0.63%       0.75%       0.70%       0.58%
Net Interest Margin                          4.02%       4.47%       4.55%       4.56%       4.78%
Efficiency ratio                            61.34%      61.12%      58.37%      56.40%      56.08%
Fee Revenue As A Percentage Of
   average assets                            0.46%       0.46%       0.45%       0.44%       0.43%
Stock Price Information:
High                                       $27.50      $27.50      $27.50      $27.25      $24.00
Low                                         21.50       25.50       23.00       24.00       21.00
Market Price at year end (1)                22.00       27.50       26.00       27.25       24.00

(1) Market value at year-end represents the bid price. The quotations reflect prices, without retail mark-up, markdown, or commissions, and may not necessarily represent actual transactions.

                ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCAL
                          CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis reviews significant factors with respect to the Company's financial condition and results of operation at and for the three-year period ended December 31, 2000. This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report.

Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially from those in such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results see Item 1, Cautionary Statement Regarding Forward-Looking Information, in this Annual Report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

The Company's consolidated net income for 2000 remained constant at $3,349,060 compared to 1999 earnings of $3,348,117. Return on average common stockholders' equity and return on average assets were 11.74% and 1.07% for 2000 compared to 11.79% and 1.16% for 1999. Net income per share was $1.85 in 2000, compared to $1.83 in 1999. Cash dividends declared in 2000 were $1.20, compared to $1.17 per share in 1999. The dividend payout ratio was 64.86% in 2000 compared to 63.93% in 1999.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest-rate risk exposure. The measurement of the market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments that reflect changes in market prices and rates can be found in footnotes 15 and 16 on the Notes to the Financial Statements.

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

Table 2: Interest Income and Expense Volume and Rate Change

                                         2000 Compared to 1999          1999 Compared to 1998
                                          Increase (Decrease)            Increase (Decrease)
(In Thousands of Dollars)                      Due to (1)                     Due to (1)
                                         Volume     Rate       Net    Volume      Rate     Net
Interest income:
   Loans (2)                             $2,210     $384     $2,594     $444     $(403)     $41
   Investment securities:
   Taxable                                  133      112        245       94       (77)      17
   Tax exempt (2)                           195        8        203      236       (38)     198
   Other interest income                    (97)      65        (32)     (79)      (17)     (96)
   Total earning assets (2)               2,441      569      3,010      695      (535)     160

Interest expense:
   Savings deposits                        $(56)    $491       $435     $104     $(304)   $(200)
   Time deposits                            880      661      1,541       48      (492)    (444)
   Short Term Borrowing                     251      342        593      200       (30)     170
   Long Term Borrowing                      476       23        499      209         3      212
   Total interest-bearing liabilities     1,551    1,517      3,068      561      (823)    (262)

Net interest income                        $890    $(948)      $(58)    $134      $288     $422

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

Volumes and changes in the mix offset most of the impact from the interest rate environment and competitive pricing changes. Average earning asset volume increased $28.5 million, and average interest-bearing liabilities increased $26 million from 1999.

During 2000, the higher interest rate environment drove up the cost of funds more rapidly than earning asset yields. A significant portion of the asset growth was funded by non-core sources. The higher cost and rate sensitivity of these funds put downward pressure on the net interest margin.

Table 3: Yield on Earning Assets

                                       Year Ended          Year Ended           Year Ended
                                   December 31, 2000   December 31, 1999    December 31, 1998
                                    Yield    Change     Yield     Change     Yield     Change
Yield on earning assets             8.41%     0.23%     8.18%     -0.39%     8.57%     -0.17%
Effective rate on all liabilities
as a % of earning assets            4.39%     0.68%     3.71%     -0.31%     4.02%     -0.16%

Net yield on earning assets         4.02%    -0.45%     4.47%     -0.08%     4.55%     -0.01%

Loans are the largest component of earning assets. On average, loans grew $25 million to $225 million for 2000, and represented 76.6% of earning assets. A change in the total yield on the loan portfolio generally has the largest impact on net interest income. The yield on total loans increased 19 basis points to 8.94% in 2000.

Deposits are the largest component of interest bearing liabilities. Deposit growth has not kept pace with asset growth, in part because of a low rate of personal savings by households and competition for depositor funds from higher-yielding investments. On average, interest-bearing deposits grew $13.3 million in 2000, and represented 81.6% of interest bearing liabilities, compared to 85.1% for 1999. As a result, the Bank had greater dependence on wholesale funds to fund the asset growth. On average, borrowed funds increased 38% to $46 million in 2000.

Table 4: Average Balances and Interest Rates (2)

                                         Average    2000    Yield    Average    1999    Yield   Average     1998    Yield
(Dollars in Thousands)                   Balance  Interest   Rate    Balance  Interest   Rate   Balance   Interest   Rate
Assets
Earnings Assets
  Interest earning assets:
  Loans (1) (3)                         $225,308   $20,133   8.94%  $200,497   $17,539   8.75%  $190,014   $17,506   9.21%
  Investment securities:
  Taxable                                 50,112     3,263   6.51%    48,039     3,018   6.28%    46,218     2,994   6.48%
  Tax exempt                              17,177     1,236   7.20%    14,465     1,033   7.14%    11,130       835   7.50%
  Other Interest Income                    1,476        91   6.17%     2,562       123   4.80%     4,186       219   5.23%
  Total earning assets                  $294,073    24,723   8.41%  $265,563    21,713   8.18%  $251,548    21,554   8.57%

Non-interest earning assets:
  Cash & cash equivalents                 11,817                      12,816                      10,114
   Other assets                           10,868                      12,152                      12,558
  Allow.for credit losses                 (2,440)                     (2,244)                     (2,136)
  Total assets                          $314,318                    $288,287                    $272,084

Liabilities & Stockholders' Equity:
  Interest bearing liabilities:
  Interest bearing demand                $18,950      $343   1.81%   $19,813      $294   1.48%   $18,410      $341   1.85%
  Savings deposits                        57,481     2,152   3.74%    58,826     1,766   3.00%    56,967     1,919   3.37%
  Time deposits                          129,281     7,647   5.92%   113,776     6,106   5.37%   112,948     6,550   5.80%
  Short-term borrowings                   28,300     1,684   5.95%    23,485     1,091   4.65%    19,149       921   4.81%
   Long-term borrowings                   18,086     1,085   6.00%    10,136       586   5.78%     6,521       374   5.74%
  Total interest bearing
   liabilities                          $252,098   $12,911   5.12%  $226,036    $9,843   4.35%  $213,995   $10,105   4.72%

  Demand deposits                         29,944                      30,341                      25,920
  Other liabilities                        3,756                       3,514                       3,611
  Stockholders' equity                    28,520                      28,396                      28,558
  Total liabilities and
   stockholders' equity                 $314,318                    $288,287                    $272,084

Net interest income and
   rate spread                                     $11,812   3.29%             $11,870   3.83%             $11,449   3.85%

Net interest margin                                          4.02%                       4.47%                       4.55%

Taxable equivalent adjustment                         $507                        $474                        $412

(1) Non-accrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
(3) Interest income includes loan fees: 2000 - $255,082; 1999 - $338,050 1998 - $331,754.

The net interest margin was 4.02% for 2000, a 45 basis point decline from 4.47% in 1999. The interest spread decreased 54 basis points to 3.29% for 2000. The yield on earning assets increased 23 basis points to 8.41%, while the rate on interest bearing liabilities increased 77 basis points to 5.12% for 2000.

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

Table 5: Mix of Average Interest-Earning Assets and Average Interest-Bearing Liabilities

                             2000       1999       1998
Loans                       76.62%     75.50%     75.54%
Taxable investments         17.04%     18.09%     18.37%
Non-taxable                  5.84%      5.45%      4.42%
Other                        0.50%      0.96%      1.67%
                           100.00%    100.00%    100.00%

Interest bearing demand      7.52%      8.77%      8.60%
Savings deposits            22.80%     26.03%     26.62%
Time deposits               51.28%     50.34%     52.78%
Short Term Borrowing        11.23%     10.39%      8.95%
Long Term Borrowing          7.17%      4.47%      3.05%
                           100.00%    100.00%    100.00%

NONINTEREST INCOME

Total 2000 operating noninterest income, excluding gains from security transactions, increased $195,830 or 9.3%, over 1999, compared to an increase of $23,407, or 1.1% in 1999 over 1998.

Table 6: Noninterest income

                                               Years Ended December 31,
                                              2000        1999       1998
Service fees                                $803,155    $706,026    $696,768
Trust service fees                           629,372     569,312     487,795
Net realized gain on sale of securities
   available for sale                            -           -         1,900
Investment product commissions               265,675     241,466     271,903
Other operating income                       604,351     589,919     626,850
   Total                                  $2,302,553  $2,106,723  $2,085,216

Service fees continued to increase to $803,155 in 2000, compared to $706,206 in 1999 primarily due to a profit improvement initiative implemented in 2000.

Trust service fees increased to $629,372 in 2000, compared to $569,312 in 1999 and $487,795 in 1998. This increase reflects the continued growth in trust business volume and growth in the assets managed by the Bank's Trust Department. The market value of assets under management totaled $146,033,919 at December 31, 2000, from $134,956,486 at December 31, 1999, and $123,583,201 at December 31, 1998.

NONINTEREST EXPENSE

Total noninterest expense increased $115,411 or 1.4% in 2000, compared to the $641,468 or 8.1% increase from 1999 to 1998.

Table 7:  Noninterest Expense

                                                         2000             1999             1998
Salaries & employee benefits                         $4,636,860       $4,510,574       $4,237,853
Occupancy                                             1,277,739        1,328,126        1,161,954
Data processing & information systems                   450,178          433,885          348,828
Goodwill & core deposit intangibles amortization        339,767          323,193          307,704
Other operating expense                               1,952,734        1,946,089        1,844,060
   Total                                             $8,657,278       $8,541,867       $7,900,399

Salaries and employee benefits increased $126,286 or 2.8% compared to 1999. This category continues to be the largest component of noninterest expense, representing 53.6% of operating expenses in 2000 and 52.8% and 53.6% in 1999 and 1998, respectively. Salary and benefit expense was controlled by decreasing the number of employees. The number of full-time equivalent employees at the end of 2000 was 128 compared to 135 at the end of 1999. Occupancy expense decreased in 2000 due to the decrease in equipment depreciation, and related maintenance expenses.

PROVISION FOR CREDIT LOSSES

The adequacy of the reserve for credit losses is assessed based upon credit quality, existing and prospective economic conditions and loss exposure by loan category. Management determines the allowance for credit losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for credit losses was $400,000 in 2000; compared to $180,000 in 1999 and $420,000 in 1998. The increased provision in 2000 is intended to provide adequate reserves for potential losses.

The allowance for credit losses as a percentage of gross loans outstanding was 1.14% at December 31, 2000; 1.05% at December 31, 1999; and 1.14% at December 31, 1998. Net charge-offs as a percentage of average loans outstanding were
 .04% in 2000; .02 % in 1999; and .13% in 1998. Charge-offs have not been concentrated in any industry or business segment as reflected in Table 8.

The loan portfolio is the primary asset subject to credit risk. Credit risk is controlled through the use of credit standards, review of potential borrowers, and loan payment performance. As of December 31, 2000, the allowance for credit losses grew by 13.5% to $2,593,099, compared to $2,285,675 last year.

Table 8:  Loan Loss Experience

                                                    2000     1999      1998      1997      1996
Allowance for credit losses at beginning
  of period                                       $2,286    $2,159    $1,990    $2,031    $1,836
Loans Charged off:
  Commercial, financial and
    agricultural                                      78        31       211       111       190
  Real Estate                                         12        11        46        45        17
  Installment and other consumer loans
    to individuals                                   103        86        72        89       105

  Total charge offs                                  193       128       329       245       312

Recoveries on loans previously charged
  off:
    Commercial, financial and
       agricultural                                   38        25        60        27        80
    Real estate                                       34        30         0         0         2
    Installment and other consumer
      loans to indivuduals                            28        20        18        37        25

  Total recoveries                                   100        75        78        64       107

Net loans charged-off                                 93        53       251       181       205


Additions charged to operations                      400       180       420       140       400

Allowance for credit losses at end of
  period                                          $2,593    $2,286    $2,159    $1,990    $2,031

Ratio of allowance for credit losses
to total loans at end of period                     1.14%     1.05%     1.14%     1.08%     1.16%

Ratio of net charge-offs during the
period to average loans outstanding                 0.04%     0.02%     0.13%     0.10%     0.12%

The allowance for credit losses represents management's estimate of an amount adequate to provide for potential losses in the loan portfolio. Adequacy of the allowance for credit losses is based on management's ongoing review and grading of the loan portfolio, past loan loss experience, trends in past due and nonperforming loans, current economic conditions, and collateral.

In the opinion of management, the allowance for credit losses is adequate as of December 31, 2000. While management uses available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions.

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

Table 9:  Allocation of the Allowance for Credit Losses

                                    2000                1999                1998                1997                1996
                                         as a %              as a %              as a %              as a %              as a %
(Dollars in Thousands)                  of Total            of Total            of Total            of Total            of Total
                              Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans
Commercial, financial,
   agricultural               $1,200     37.83%     $858     35.44%     $865     35.88%     $763     32.64%     $814     32.03%

Real Estate                      850     56.05%    1,091     58.61%      967     58.13%      842     60.19%      850     60.92%

Installment and other
   loans to individuals          202      4.92%      181      5.02%      193      5.74%      191      6.79%      162      6.57%

Impaired Loans                   341      1.20%      156      0.93%      134      0.25%      194      0.38%      132      0.48%

Unallocated                        0       n/a         0       n/a         0       n/a         0       n/a        73       n/a

Total                         $2,593    100.00%   $2,286    100.00%   $2,159    100.00%   $1,990    100.00%   $2,031    100.00%

Factors that are critical to managing overall credit quality are sound loan underwriting and administration, and monitoring existing loans. The Company's process for monitoring loan quality includes weekly analysis of delinquencies, non-performing assets and potential problem loans. The Company's policy is to place loans on a non-accrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued (including applicable impaired loans) but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment will continue within a reasonable time frame.

A loan is impaired when, based on current information, it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impairment is based on discounted cash flows of expected future payments using the loans effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Table 10: Risk-Element Loans

Risk-element loans          Dec. 31  % of total  Dec. 31  % of total  Dec. 31  % of total  Dec. 31  % of total  Dec. 31  % of total
(Dollars in Thousands)        2000      loans     1999       loans      1998      loans      1997      loans      1996      loans
Non-accrual, past due,
   and restructured loans    $2,527     1.11%    $1,854      0.85%    $2,164      1.14%     $1,238     0.67%     $1,072     0.61%
Potential problem loans       1,026     0.45%     1,152      0.53%       476      0.25%        161     0.09%        448     0.26%
Foreign outstandings              0     0.00%         0      0.00%         0      0.00%          0     0.00%          0     0.00%

Total risk-element
   loans                     $3,553     1.56%    $3,006      1.38%    $2,640      1.39%     $1,399     0.76%     $1,520     0.87%

Included above in non-accrual loans is $1,691,325 of impaired loans (.74%) in non-accrual status at December 31, 2000. In addition, there is $1,025,820 (.45%) of impaired loans which management has considered in the allowance for credit losses. The average balance of impaired loans during 2000 was $2,489,941.

Total risk-element assets (loans and other real estate) increased during 2000. As a percentage of total outstanding loans, the non-performing assets increased
 .18% to 1.56% in 2000.  The percentage of risk-element assets had decreased
 .01% in 1999 and increased .63% in 1998.   There are no foreign loans
outstanding and no concentrations of credit requiring disclosure.

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

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is fully assured, in which case interest is recognized on the cash basis. The interest that would have been reported in 2000 if all loans had been current throughout the year in accordance with their original terms was $134,400 in comparison to $106,650 actually collected.

Table 11 shows the composition of non-performing assets. Included in non-performing loans are non-accrual loans 90 days or more past due and loans past due 90 days or more but still accruing interest. Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured and in the process of collection. Also included in non-performing loans are restructured loans. Restructured loans involve granting a concession to the borrower modifying the terms of the loan.

Table 11:  Non-performing Loans and Other Real Estate Owned

(Dollars in Thousands)     2000    1999      1998      1997    1996
Non-accrual loans           $517    $505    $1,416    $1,087    $847
Impaired loans             1,691     866
Loans past due 90 days
   or more and accruing       24      64        38        35      36
Restructured loans           295     419       710       116     189
Total non-performing
   loans                  $2,527  $1,854    $2,164    $1,238  $1,072

Other real estate owned      $98     $70       $56       $50    $135
Total non-performing
   assets                 $2,625  $1,924    $2,220    $1,288  $1,207

The reserve for credit losses continues to provide non-performing loan coverage, at 103% at December 31, 2000. This compares to non-performing loan coverage of 123% at December 31, 1999, and 100% at December 31, 1998.

INCOME TAXES

The effective tax rate was 26.4% in 2000, 30.0% in 1999, and 32.4% in 1998.

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

Deposit growth is the primary source of liquidity. Deposits as a percentage of total funding sources were 85.3% at December 31, 2000 and 83.4% at December 31, 1999. Wholesale funding represents the balance of the Company's total funding needs. The primary wholesale funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses, and public entities, and brokered CDs.

Management's overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. Over the past year funding pressures have tended to make bank liabilities more rate sensitive. The rate increases drove up the cost of funds more rapidly than earning assets yields. Table 12 represents the Company's earning sensitivity to changes in interest rates at December 31, 2000.

Table 12 reflects a negative gap position in all categories one year or less; the cumulative one-year gap ratio is negative at 48.28%. The Bank is attempting to change this trend in the gap ratio by shortening final loan maturities and offering more variable rate loan products. A significant portion of consumer deposits do not re-price or mature on a contractual basis. These deposit balances and rates are considered to be core deposits since these balances are generally not susceptible to significant interest rate changes. The Bank's Asset/Liability Committee distributes these deposits over a number of periods to reflect those portions of such accounts that are expected to re-price fully with market rates over the simulation period. The assumptions are based on historical experience with the Bank's individual markets and customers and include projections for how management expects to continue to price in response to marketplace and market changes. The Asset/Liability Committee uses financial modeling techniques that measure the interest rate risk. Policies established by the Bank's Asset/Liability Committee limit exposure of earnings at risk. Management considers that an acceptable range for the rate sensitivity ratio is 70-130%.

Table 12: Rate Sensitivity Gap Position

                                                                          December 31, 2000

                                               90 day      91-180 days  181-365 days   1-5 Years   Beyond 5 Years      Total
Loans                                         $26,362       $16,838       $30,683       $128,013       $25,046       $226,942
Securities                                      4,823           822         2,913         32,983        29,311        $70,852
Fed Funds & Other                                  19                                                                      19
                                              $31,204       $17,660       $33,596       $160,996       $54,357       $297,813

Cumulative Rate Sensitive Assets              $31,204       $48,864       $82,460       $243,456      $297,813

<100 CDs & Other Time Dep                      22,458        13,207        33,318         25,545             0         94,528
Money Market Plus Accounts                      9,880                       4,940          4,940        13,174         32,934
Money Market  Savings Accounts                  2,993                       1,497          1,497         3,991          9,978
Regular Savings                                 1,849                       1,849          1,849        12,942         18,488
Now  Accounts                                   5,742                       3,828          3,828         5,742         19,141
100 & Over                                     12,970         6,544        14,565          3,387                       37,466
FF Purch, Repo, & Other Borrowed Funds         25,959         6,000         3,200          4,000         3,000         42,159
                                              $81,851       $25,751       $63,197        $45,046       $38,849       $254,694

Cumulative Rate Sensitive Liabilities         $81,851      $107,602      $170,799       $215,845      $254,694

Rate Sensitivity Gap                         $(50,647)      $(8,091)     $(29,601)      $115,950       $15,508

Cumulative Rate Sensitivity                  $(50,647)     $(58,738)     $(88,339)       $27,611       $43,120
   Gap
Cumulative gap ratio                            38.12%        45.41%        48.28%        112.79%       116.93%

INVESTMENT PORTFOLIO

The investment securities portfolio is intended to provide liquidity, flexible asset/liability management and a source of stable income.

Table 13:  Investment Securities Portfolio Maturities (1)

                                                          After                   After
(Dollars in Thousands)                                   One But                 Five but
                                Within     Weighted      Within      Weighted     Within      Weighted      After      Weighted
December 31, 2000              One Year     Yields     Five Years     Yields     Ten Years     Yields     Ten Years     Yields
U.S. Treas & other U.S.
  Gov't agencies & corp         $5,308       6.29%       $24,614       6.53%       $9,151       6.54%       $6,920       6.56%

State & political sub-
  divisions (domestic)           1,326       7.34%         8,344       7.09%        8,372       7.18%          163       8.14%

Other bonds, notes, and
  debentures                        50       8.20%            25       7.50%                                  4564       6.72%

Debt Securities                 $6,684       6.51%       $32,983       6.67%      $17,523       6.85%      $11,647       6.64%

Equity Securities                1,874       5.54%                                    141       1.06%

Total Securities                $8,558       6.30%       $32,983       6.67%      $17,664       6.80%      $11,647       6.64%

(1) Weighted average yields on tax-exempt securities have been calculated on a tax equivalent basis using a tax rate of 34%.

All securities are classified as available-for-sale. There are no securities in the investment portfolio that are in excess of ten percent of stockholders' equity.

Securities with an approximate carrying value of $42,244,400 and $41,142,109, at December 31, 2000 and 1999 respectively, were pledged primarily to secure public deposits and for other purposes required by law.

Table 14:  Investment Securities Distribution (1)

                                  December 31, 2000      December 31, 1999     December 31, 1998
(Dollars in Thousands)            Amount  % of total     Amount  % of total    Amount   % of total
U.S. Treas & other U.S. Gov't
   Agencies & Corp.              $50,555     71.35%     $44,877     70.82%     $40,741     71.58%

State & Political subdivisions
   (domestic)                     18,207     25.70%      16,047     25.33%      14,007     24.61%

Other securities and
   investments                     2,090      2.95%       2,441      3.85%       2,169      3.81%


Total                            $70,852    100.00%     $63,365    100.00%     $56,917    100.00%

(1) Weighted average yields on tax-exempt securities have been calculated on a tax equivalent basis using a tax rate of 34%.

The market value of the fixed income portion on the investment portfolio as a percentage of book value has increased due to the decrease in interest rates. At December 31, 2000 market value was 100.8% of book value. The net unrealized gain on securities available for sale, recorded as a separate component of stockholders' equity, was $245,915, net of deferred income taxes of $139,300 compared to a loss of $800,525, net of deferred taxes of $489,446 at December 31, 1999.

The Bank's investment subsidiary, Mid-Wisconsin Investment Corp., was formed in June 1994, and currently holds approximately $75,000,000 in investments and loans at book value. Income tax expense for 2000 was approximately $279,000 lower as a result of holding these investments and loans at the subsidiary.

Table 15: Market Value of Investment Securities

                                          December 31, 2000  December 31, 1999
U.S. Treasury securities and obligations
   of other U.S. Govt agencies & corp         $50,554,843        $44,876,832
Obligations to states & political
   subdivisions                                18,207,577         16,046,592
Other securities                                2,089,873          2,441,241
Totals                                        $70,852,293        $63,364,665

LOAN PORTFOLIO

Table 16 sets forth the approximate maturities of the loan portfolio, excluding consumer, other loans, and non-accrual loans; and the sensitivity of loans to interest changes as of December 31, 2000.

Table 16:  Loan Maturity Distribution and Interest Rate Sensitivity

                                         Loan Maturity
(Dollars in Thousands)        One Year  Over one Year    Over
                              or Less   to Five Years  Five Years
Commercial, financial and
  commercial real estate      $36,372       $61,239       $9,090
Agricultural                   24,596        10,918        4,919
Real estate mortgage            8,671        42,604       10,832

Total                         $69,639      $114,761      $24,841

                                  Interest Sensitivity
Amount of Loans Due After One Year With:     Fixed      Variable
        (Dollars in thousands)                Rate        Rate
Commercial and financial                    $59,862      $10,467
Agricultural                                 10,291        5,546
Real Estate                                  26,906       26,530

Total                                       $97,059      $42,543

Total loans increased by $9,396,000, or 4.4%, to $226,942,000 at the end of 2000. Residential mortgages increased $8,528,000 and agricultural loans increased $1,155,000.

Table 17:  Loan Composition

                           Dec. 31      % of     Dec. 31      % of     Dec. 31      % of     Dec. 31      % of     Dec. 31     % of
(Dollars in Thousands)       2000      total       1999      total       1998      total       1997      total       1996     total
Commercial and financial    42,772     18.85%     43,360     19.93%     32,585     17.15%     26,943     14.56%     26,923    15.40%
Construction Loans           4,200      1.85%      4,137      1.90%      3,455      1.82%      1,700      0.92%        891     0.51%
Agricultural                41,435     18.26%     40,280     18.52%     36,103     19.01%     34,952     18.89%     30,869    17.66%
Real estate                127,119     56.01%    118,591     54.51%    106,530     56.08%    108,360     58.57%    104,002    59.48%
Installment                 11,177      4.93%     10,931      5.03%     10,962      5.77%     12,642      6.83%     11,499     6.58%
Lease financing                239      0.10%        247      0.11%        317      0.17%        418      0.23%        658     0.37%

Total loans               $226,942    100.00%   $217,546    100.00%   $189,952    100.00%   $185,015    100.00%   $174,842   100.00%

Real estate mortgage loans totaled $127,119,000 at the end of 2000 and $118,591,000 at the end of 1999. Loans in this classification in 2000 include $66,355,000 of loans secured by 1-to-4 family residential properties. Residential real estate loans consist of home mortgages, home equity lines, and second mortgages. Commercial loans were $42,772,000 at the end of 2000, down $588,000 since year-end 1999, and comprising 18.9% of the total loans outstanding, down from 19.9% at the end of 1999. The commercial, and financial loan classification primarily consists of commercial loans to small businesses. Loans of this type are in a broad range of industries. Loans to finance agricultural production total $41,436,000 or 18.3% of total loans.

Real estate construction loans grew 1.5% to $4,200,000 at the end of 2000 compared to $4,137,000 at the end of 1999. Loans in this classification are primarily short-term loans that provide financing for the acquisition or development of commercial real estate, such as multi-family or other commercial development projects.

Installment loans to individuals totaled $11,177,000, up from $10,931,000 at year-end 1999. Installment loans include short-term installment loans, automobile loans, recreational vehicle loans, credit card loans, and other personal loans.

DEPOSITS

Table 18 sets forth the average daily deposits and the percentage of total deposits for the periods indicated.

Table 18: Average daily deposits

                               Dec. 31,   % of   Dec. 31,    % of   Dec. 31,    % of
(Dollars in Thousands)           2000    Total      1999    Total      1998    Total
Non-interest bearing demand    $29,944   12.71%   $30,341   13.62%   $25,920   12.10%
Interest-bearing demand         18,950    8.04%    19,813    8.89%    18,410    8.59%
Savings deposits                57,480   24.39%    58,825   26.41%    56,968   26.59%
Time deposits                  129,281   54.86%   113,776   51.08%   112,948   52.72%

Total                         $235,655  100.00   $222,755  100.00%  $214,246  100.00%

Average total deposits in 2000 were $236 million, an increase of 5.8% or $13 million over 1999. Average noninterest-bearing demand deposits as a percentage of total average deposits decreased to 12.7% compared to 13.6% in 1999 and 12.1% in 1998. The total average interest-bearing demand, savings, and money market deposits decreased to $76 million for 2000 from $79 million in 1999.

Table 19: Maturity Distribution of Time Certificates of deposit of $100,000 or More

(Dollars in Thousands)            December 31, 2000
3 months or less                        $12,970
Over 3 months through 6 months            6,544
Over 6 months through 12 months          14,565
Over 12 months                            3,387

Total                                   $37,466

The Company continues to experience strong competition for deposits in its markets. As a result, deposit products are being designed to retain core deposit accounts, attract new customers, and create opportunities for providing other bank services or relationships.

SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under repurchase agreements and federal funds purchased. The repurchase agreements are payable on demand. Average total short-term borrowings were $28.3 million in 2000 compared with $23.5 million in 1999.

Table 20:  Short-term Borrowings

                                                                December 31,
                                                    2000            1999           1998
Securities sold under repurchase agreements     $25,277,753     $22,708,665     $19,688,031
Federal funds purchased                             681,000       3,211,000               0
Totals                                          $25,958,753     $25,919,665     $19,688,031

Average amounts outstanding during year         $28,293,620     $23,486,859     $19,193,892
Average interest rates on amounts
outstanding during year                                5.95%           4.64%           4.80%
Maximum month-end amounts outstanding           $42,095,209     $27,017,836     $23,192,687
Average interest rates on amounts
outstanding at end of year                             6.00%           4.92%           4.26%

The Company continues to supplement the funding of asset growth with other sources of borrowed funds.

CAPITAL ADEQUACY

Stockholders' equity at December 31, 2000, increased to $30,345,094 or $16.75 per share compared with $28,498,637 or $15.62 per share at the end of 1999.
The primary decrease in stockholders' equity in 2000 was a function of the repurchase of common stock and cash dividends. Included in capital at year-end 2000 is a $245,915 equity component compared to $(800,525) at December 31, 1999, related to unrealized gains(losses) on securities AFS, net of their tax effect. Cash dividends paid in 2000 were $1.20 per share compared to $1.17 per share in 1999. As a result of the completion of the Company's self-tender offer of common stock during 2001 stockholders' equity decreased $2,960,984.

The adequacy of the Company's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of December 31, 2000, 1999, and 1998, the Company's Tier 1 risk-based capital ratios, total risk-based capital ratios and Tier 1 leverage ratios were well in excess or regulatory requirements. Management feels the capital structure of the Company is adequate.

Table 21:  Capital Ratios

(Dollars in Thousands)
                                       2000        1999        1998
Total Assets                         $321,102    $307,684    $280,479

Capital                                30,345      28,499      29,570

Capital Ratio                             9.5%        9.3%       10.5%

Total Assets                         $321,102    $307,684    $280,479
Less Goodwill                          (1,817)     (2,156)     (2,480)
Tangible Assets                      $319,285    $305,528    $277,999

Stockholders Equity                   $30,345     $28,499     $29,570
Less Goodwill                          (1,817)     (2,156)     (2,480)
Tangible Capital                      $28,528     $26,343     $27,090

Tangible Capital Ratio                    8.9%        8.6%        9.7%

Risk-based Assets                    $234,424    $227,553    $190,547

Tangible Equity                        28,528      26,343      27,090
Less Security Valuation                  (246)        800        (459)
Tier 1 Capital                        $28,282     $27,143     $26,631

Plus Allowance for Credit Losses        2,593       2,286       2,159
Total Risk-based Capital              $30,875     $29,429     $28,790

Tier 1 Capital Ratio                     12.1%       11.9%       14.0%

Total Risk-based Capital Ratio           13.2%       12.9%       15.1%

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEPENDENT AUDITOR'S REPORT



Board of Directors
Mid-Wisconsin Financial Services, Inc.
Meddord, Wisconsin


We have audited the accompanying consolidated balance sheets of Mid-Wisconsin Financial Services, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended
December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Wisconsin Financial Services, Inc. and Subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with generally accepted accounting principles.



Wipfli Ullrich Bertelson LLP


January 24, 2001
Wausau, Wisconsin

                                                                     CONSOLIDATED BALANCE SHEETS
                                                                      December 31, 2000 and 1999
                                                                          2000           1999
Assets
Cash and due from banks                                               $14,126,994     $16,400,484
Interest-bearing deposits in other financial institutions                  18,574          16,628
Securities available for sale - At fair value                          70,852,293      63,364,665
Loans held for sale                                                       169,600          50,000
Loans receivable, net of allowance for credit losses of $2,593,099
  in 2000 and $2,285,675 in 1999                                      224,348,597     215,260,185
Accrued interest receivable                                             2,156,122       2,048,587
Premises and equipment                                                  6,287,659       6,740,834
Goodwill and purchased intangibles                                      1,816,745       2,156,512
Other assets                                                            1,325,160       1,645,693

TOTAL ASSETS                                                         $321,101,744    $307,683,588

Liabilities and Stockholders' Equity

Non-interest-bearing deposits                                         $32,155,566     $30,615,700
Interest-bearing deposits                                             212,534,981     199,554,383

   Total deposits                                                     244,690,547     230,170,083

Short-term borrowings                                                  25,958,753      25,919,665
Long-term borrowings                                                   16,200,000      20,000,000
Accrued expenses and other liabilities                                  3,907,350       3,095,203

   Total liabilities                                                  290,756,650     279,184,951

Stockholders' equity:
 Common stock - Par value $.10 per share:
  Authorized - 6,000,000 shares in 2000 and 1999
  Issued and outstanding - 1,811,356 shares in 2000 and
   1,824,718 shares in 1999                                               181,136         182,472
  Additional paid-in capital                                           11,698,317      11,759,737
  Retained earnings                                                    18,219,726      17,356,953
  Accumulated other comprehensive income (loss), net of tax               245,915        (800,525)

   Total stockholders' equity                                          30,345,094      28,498,637

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $321,101,744    $307,683,588

See accompanying notes to consolidated financial statements.

                                                                          CONSOLIDATED STATEMENTS OF INCOME
                                                                  Years Ended December 31, 2000, 1999, 1998
                                                                    2000            1999           1998
Interest income:
 Interest and fees on loans                                     $20,046,389     $17,415,808     $17,377,398
 Interest and dividends on investment securities:
  Taxable                                                         3,262,893       3,018,331       2,994,394
  Tax-exempt                                                        816,100         682,334         551,107
 Other interest and dividend income                                  91,084         122,435         219,142

Total interest income                                            24,216,466      21,238,908      21,142,041

Interest expense:
 Deposits                                                        10,141,916       8,166,015       8,809,600
 Short-term borrowings                                            1,683,779       1,090,912         921,090
 Long-term borrowings                                             1,085,697         586,505         373,753

Total interest expense                                           12,911,392       9,843,432      10,104,443

Net interest income                                              11,305,074      11,395,476      11,037,598
Provision for credit losses                                         400,000         180,000         420,000

Net interest income after provision for credit losses            10,905,074      11,215,476      10,617,598

Noninterest income:
 Service fees                                                       803,155         706,026         696,768
 Trust service fees                                                 629,372         569,312         487,795
 Net realized gain on sale of securities available for sale                                           1,900
 Investment product commissions                                     265,675         241,466         271,903
 Other operating income                                             604,351         589,919         626,850

Total noninterest income                                          2,302,553       2,106,723       2,085,216

Noninterest expenses:
 Salaries and employee benefits                                   4,636,860       4,510,574       4,237,853
 Occupancy                                                        1,277,739       1,328,126       1,161,954
 Data processing and information systems                            450,178         433,885         348,828
 Goodwill and purchased intangibles amortization                    339,767         323,193         307,704
 Other operating                                                  1,952,734       1,946,089       1,844,060

Total noninterest expenses                                        8,657,278       8,541,867       7,900,399

Income before income taxes                                        4,550,349       4,780,332       4,802,415
Provision for income taxes                                        1,201,289       1,432,215       1,554,331

Net income                                                       $3,349,060      $3,348,117      $3,248,084

Basic and diluted earnings per share                                  $1.85           $1.83           $1.74

Cash dividends declared per share                                     $1.20           $1.17           $0.81

See accompanying notes to consolidated financial statements.

                                                                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                    Years Ended December 31, 2000, 1999, and 1998
                                                                                                         Accumulated
                                                                                                            Other
                                                                           Additional                   Comprehensive
                                                     Common Stock            Paid-In        Retained        Income
                                                 Shares        Amount        Capital        Earnings        (Loss)         Totals
Balance, January 1, 1998                        1,864,122     $186,412     $12,653,703     $14,678,785     $348,257     $27,867,157

Comprehensive income:
 Net income                                                                                  3,248,084                    3,248,084
 Unrealized gain on securities available
  for sale, net of tax of $71,160                                                                           111,175         111,175

   Total comprehensive income                                                                                             3,359,259

Proceeds from stock options                         4,678          468          71,600                                       72,068
Repurchase of common stock
  returned to unissued                             (7,907)        (791)        (77,129)       (143,575)                    (221,495)
Cash dividends paid $.81 per share                                                          (1,506,905)                  (1,506,905)

Balance, December 31, 1998                      1,860,893      186,089      12,648,174      16,276,389      459,432      29,570,084

Comprehensive income:
 Net income                                                                                  3,348,117                    3,348,117
 Unrealized loss on securities available
  for sale, net of tax of $743,424                                                                       (1,259,957)     (1,259,957)

   Total comprehensive income                                                                                             2,088,160

Proceeds from stock options                         3,539          354          65,605                                       65,959
Repurchase of common stock
  returned to unissued                            (39,714)      (3,971)       (954,042)       (134,507)                  (1,092,520)
Cash dividends paid $1.17 per share                                                         (2,133,046)                  (2,133,046)

Balance, December 31, 1999                      1,824,718      182,472      11,759,737      17,356,953     (800,525)     28,498,637

Comprehensive income:
 Net income                                                                                  3,349,060                    3,349,060
 Unrealized gain on securities available
  for sale, net of tax of $628,746                                                                        1,046,440       1,046,440

   Total comprehensive income                                                                                             4,395,500

Proceeds from stock options                         1,906          191          36,977                                       37,168
Repurchase of common stock
  returned to unissued                            (15,268)      (1,527)        (98,397)       (311,037)                    (410,961)
Cash dividends paid $1.20 per share                                                         (2,175,250)                  (2,175,250)

Balance, December 31, 2000                      1,811,356     $181,136     $11,698,317     $18,219,726     $245,915     $30,345,094

See accompanying notes to consolidated financial statements.

                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   Years Ended December 31, 2000, 1999, and 1998
                                                                2000         1999       1998
Increase (decrease) in cash and due from banks:
 Cash flows from operating activities:
  Net income                                                 $3,349,060   $3,348,117   $3,248,084
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Provision for depreciation and net amortization            1,165,490    1,228,235      946,992
   Provision for credit losses                                  400,000      180,000      420,000
   Benefit for deferred income taxes                           (206,910)    (146,591)    (114,504)
   Proceeds from sales of loans held for sale                 2,755,311    6,725,002    9,559,744
   Gain on sale of loans held for sale                          (40,791)     (86,662)    (159,774)
   Originations of loans held for sale                       (2,834,120)  (5,736,690)  (9,182,270)
   Gain on sale of investment securities                                                   (1,900)
   Loss on premises and equipment disposals                      17,748       12,956       12,489
   (Gain) loss on sale of other real estate                     (22,012)      11,522           28
   FHLB stock dividends                                         (62,000)
   Changes in operating assets and liabilities:
    Other assets                                               (179,742)    (191,105)      74,064
    Other liabilities                                           812,147       (3,842)     (81,378)

 Net cash provided by operating activities                    5,154,181    5,340,942    4,721,575

 Cash flows from investing activities:
  Securities available for sale:
   Proceeds from sales                                                                  1,499,869
   Proceeds from maturities                                  15,001,991   23,665,982   21,777,200
   Payment for purchases                                    (20,740,328) (32,163,812) (25,695,462)
  Net increase in loans                                      (9,512,647) (27,900,132)  (5,509,352)
  Net (increase) decrease in interest-bearing deposits in
   other institutions                                            (1,946)      26,825      (22,193)
  Net (increase) decrease in federal funds sold                            9,223,000   (4,607,000)
  Capital expenditures                                         (407,869)  (1,162,680)  (1,501,908)
  Proceeds from sale of equipment                                10,908
  Proceeds from sale of other real estate                        11,711      224,607      315,925

 Net cash used in investing activities                      (15,638,180) (28,086,210) (13,742,921)

                                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                              Years Ended December 31, 2000, 1999, 1998
                                                                               2000            1999             1998
 Cash flows from financing activities:
  Net increase (decrease) in non-interest-bearing deposits                  $1,539,866       $(924,660)       $5,915,191
  Net increase in interest-bearing deposits                                 12,980,598       8,773,083         5,257,011
  Proceeds from exercise of stock options                                       37,168          65,959            72,068
  Payment for repurchase of common stock                                      (410,961)     (1,092,520)         (221,495)
  Net increase in short-term borrowings                                         39,088       6,231,634         3,609,508
  Proceeds from issuance of long-term borrowings                             4,000,000      15,200,000         4,000,000
  Principal payments on long-term borrowings                                (7,800,000)     (1,000,000)       (3,600,000)
  Dividends paid                                                            (2,175,250)     (2,133,046)       (1,506,905)

 Net cash provided by financing activities                                   8,210,509      25,120,450        13,525,378

Net increase (decrease) in cash and due from banks                          (2,273,490)      2,375,182         4,504,032
Cash and due from banks at beginning                                        16,400,484      14,025,302         9,521,270

Cash and due from banks at end                                             $14,126,994     $16,400,484       $14,025,302

Supplemental cash flow information:
 Cash paid during the year for:
  Interest                                                                 $12,361,909      $9,931,587       $10,285,845
  Income taxes                                                               1,486,000       1,611,591         1,541,025

Supplemental schedule of noncash investing and
  financing activities:
 Loans charged off                                                             192,430         128,654           328,569
 Loans transferred to other real estate                                        106,024         250,830           322,004
Loans made in connection with the sale of other real estate                     88,772          99,187

See accompanying notes to consolidated financial statements.

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL BUSINESS ACTIVITY

The Company operates as a full-service financial institution with a primary market area including, but not limited to, Clark, Taylor, Price, and Oneida Counties, Wisconsin. It provides a variety of core banking products in addition to trust services and uninsured investment product sales.

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

CASH EQUIVALENTS

For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks." Cash and due from banks includes cash on hand and noninterest-bearing deposits at correspondent banks.

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

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. Management believes the allowance for credit losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with current accounting standards, the allowance is provided for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

GOODWILL AND PURCHASED INTANGIBLES

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

RETIREMENT PLANS

The Company maintains a money purchase defined contribution pension plan covering substantially all full-time employees. The Company also maintains a defined contribution 401(k) profit-sharing plan that covers substantially all employees.

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

EARNINGS PER SHARE

Earnings per common share are based upon the weighted average number of common shares outstanding that includes the potential common stock shares issuable under the stock options granted. The weighted average number of shares outstanding were 1,813,653 in 2000, 1,826,440 in 1999, and 1,861,787 in 1998.


NOTE 2   CHANGES IN ACCOUNTING PRINCIPLE

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, " Accounting for Certain Derivative Instruments and Certain Hedging Activities." Under these SFAS, the Company must recognize all material derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in fair value are generally recognized in earnings in the period of the change. The adoption of SFAS No. 133 and No. 138 did not have an impact on the Company's financial condition or results of operations.

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

NOTE 3   CASH AND DUE FROM BANKS

Cash and due from banks in the amount of $1,081,000 was restricted at December 31, 2000 to meet the reserve requirements of the Federal Reserve System.

In the normal course of business, the Company and its subsidiary maintain cash and due from bank balances with correspondent banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Total uninsured balances at December 31, 2000 were approximately $11,132,000.

NOTE 4   SECURITIES

The fair value, amortized cost, and gross unrealized gains and losses for the Company's securities available for sale follow:

                                                          Gross         Gross
                                            Fair       Unrealized     Unrealized     Amortized
                                            Value         Gains         Losses           Cost

December 31, 2000
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies             $16,006,707       $35,552       $53,891       $16,025,046

Obligations of states and political
  subdivisions                           18,207,578       251,582        81,496        18,037,492

Corporate debt securities                    75,000                                        75,000
Mortgage-backed securities               34,548,135       360,941       127,473        34,314,667
Equity securities                         2,014,873                                     2,014,873

Totals                                  $70,852,293      $648,075      $262,860       $70,467,078

December 31, 1999

U.S. Treasury securities and
  Obligations of U.S. government
  corporations and agencies             $12,487,600        $8,383      $468,322       $12,947,539

Obligations of states and political
  subdivisions                           16,046,592        81,150       310,752        16,276,194

Corporate debt securities                   574,400                         600           575,000
Mortgage-backed securities               32,389,232        56,369       656,199        32,989,062
Equity securities                         1,866,841                                     1,866,841

TOTALS                                  $63,364,665      $145,902    $1,435,873       $64,654,636

As a member of the Federal Home Loan Bank (FHLB) system, the banking subsidiary is required to hold stock in the FHLB based on the anticipated amount of FHLB borrowings to be advanced. This stock is recorded at cost, which is equal to par value. Equity securities included $1,294,600 and $1,000,000 of FHLB stock at December 31, 2000 and 1999, respectively. Transfer of the stock is substantially restricted.

The amortized cost and fair values of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Fair         Amortized
Debt Securities Available for Sale               Values           Cost
Due in one year or less                        $5,947,785       $5,949,306
Due after one year through five years          15,626,657       15,571,770
Due after five years through ten years         12,714,846       12,616,462

Mortgage-backed securities                     34,548,132       34,314,667

Total debt securities available for sale      $68,837,420      $68,452,205

During 1998, proceeds from sales of investments were $1,499,869. There were $3,150 of gross realized gains and $1,250 of gross realized losses.

There were no sales of securities during 2000 and 1999.

Securities with an approximate carrying value of $42,244,400 and $41,142,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

NOTE 5   LOANS

The composition of loans at December 31 follows:

                                             2000             1999
Commercial                               $42,805,527       $43,406,191
Agricultural                             $41,438,724        40,282,795
Real estate:
 Construction                              5,232,822         4,871,219
 Commercial                               60,932,645        55,240,005
 Residential                              66,201,230        63,370,909
Installment                               11,177,677        10,932,981
Lease financing                              238,573           247,149

Subtotals                                228,027,198       218,351,249
Net deferred loan fees                       (52,672)          (70,910)
Loans in process of disbursement          (1,032,830)         (734,479)
Allowance for credit losses               (2,593,099)       (2,285,675)

Net loans                               $224,348,597      $215,260,185

The Company, in the ordinary course of business, grants loans to the Company's executive officers and directors, including firms in which they are principal owners. The Bank has a policy of making loans (limited to $50,000 per individual) available to employees and executive officers at interest rates slightly below those prevailing for comparable transactions with other customers. In the opinion of management, such loans do not involve more than the normal risk of collectibility or present other unfavorable features.

Activity in related party loans for the years ended December 31, is summarized below:


                                      2000            1999
Loans outstanding, January 1       $4,379,724       $3,129,518
New loans                           1,394,006        3,241,525
Repayments                         (5,070,435)      (1,991,319)

Loans outstanding, December 31       $703,295       $4,379,724

The allowance for credit losses includes specific allowances related to loans which have been judged to be impaired under current accounting standards (primarily commercial loans). A loan is impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. These specific allowances are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An analysis of impaired loans follows:

At December 31,                            2000           1999
Nonaccrual                              $1,691,325       $865,947
Accruing income                          1,025,820      1,151,755

Total impaired loans                     2,717,145      2,017,702
Less - Allowance for credit losses         341,400        155,800

Net investment in impaired loans        $2,375,745     $1,861,902

Years Ended December 31,                             2000           1999         1998
Average recorded investment, net of allowance
  for credit losses                               $2,489,941     $1,842,855     $608,798

Interest income recognized                          $223,998       $143,502      $48,157

Interest income recognized using the cash basis     $126,719        $60,255      $48,157

An analysis of the allowance for credit losses for the three years ended December 31, follows:

                                             2000         1999         1998
Balance, January 1                        $2,285,675   $2,159,145   $1,990,090
Provision charged to operating expense       400,000      180,000      420,000
Recoveries on loans                           99,854       75,184       77,624
Loans charged off                           (192,430)    (128,654)    (328,569)

Balance, December 31                      $2,593,099   $2,285,675   $2,159,145

NOTE 6   PREMISES AND EQUIPMENT

Premises and equipment consists of the following at December 31:

                                       2000           1999
Land and improvements                 $896,903       $916,153
Buildings                            5,880,859      5,859,867
Furniture and equipment              5,766,476      5,644,420

Total cost                          12,544,238     12,420,440
Less - Accumulated depreciation      6,256,579      5,679,606

TOTAL                               $6,287,659     $6,740,834

Depreciation and amortization charged to operating expense totaled $820,398 in 2000, $834,282 in 1999, and $682,465 in 1998.


NOTE 7   INTEREST-BEARING DEPOSITS

Aggregate annual maturities of certificate and IRA accounts at December 31, 2000 are as follows:

   2001   $103,010,067
   2002     17,761,674
   2003      8,091,108
   2004      2,942,901
   2005        136,374

TOTAL     $131,942,124

Deposits from Company directors, executive officers, and related firms in which they are principal owners totaled $1,892,592 and $1,487,515 at December 31, 2000 and 1999, respectively.

Interest-bearing deposits include $37,465,501 and $28,849,483 of certificates of deposit in denominations greater than $100,000 at December 31, 2000 and 1999, respectively.

NOTE 8   SHORT-TERM BORROWINGS

Short-term borrowings at December 31, consist of the following:

                                                   2000            1999
Securities sold under repurchase agreements    $25,277,753     $22,708,665
Federal funds purchased                            681,000       3,211,000

Totals                                         $25,958,753     $25,919,665

The Company pledges U.S. Treasury and agency securities available for sale as collateral for repurchase agreements. The fair value of pledged securities, including accrued interest receivable totaled $31,264,418 and $27,854,399 at December 31, 2000 and 1999, respectively.

As a member of the FHLB System, the Company has available a line of credit totaling $33,498,000 at December 31, 2000. At December 31, 2000, the Company's available and unused portion of this line of credit totaled $17,298,000.

The following information relates to federal funds purchased, securities sold under repurchase agreements, and FHLB open line of credit, for the years ended December 31:

                                            2000          1999         1998
Weighted average rate at December 31           6.00%         4.92%         4.26%

For the year:
 Highest month-end balance              $42,095,209   $27,017,836   $23,192,687
 Daily average balance                   28,293,620    23,486,859    19,193,892
 Weighted average rate                         5.95%         4.64%         4.80%

At December 31, 2000, the Company maintained repurchase agreements aggregating $13,150,000 with two entities. The repurchase agreements are payable on demand.

NOTE 9   LONG-TERM BORROWINGS

Long-term borrowings at December 31, consist of the following:

                                                                                      2000             1999
5.41% TO 6.21% FHLB advances, interest payable monthly with principal due
during 2001                                                                        $6,200,000       $6,200,000

FHLB advance, interest payable monthly with principal due during 2001.
interest rate equal to .5% above the LIBOR or 6.72% AT December 31, 2000            3,000,000

6.28% FHLB advance, interest payable monthly with principal due during 2003,
callable during 2001                                                                4,000,000

5.30% TO 5.51% FHLB advances, interest payable monthly with principal due
during 2008, callable during 2003                                                   3,000,000        3,000,000

5.37% TO 5.97% FHLB advances, interest payable monthly, repaid during 2000                          10,800,000

Totals                                                                            $16,200,000      $20,000,000

The FHLB advances are secured by a blanket lien consisting principally of one- to four-family real estate loans totaling $27,000,000 and $33,333,000 at December 31, 2000 and 1999, respectively.

NOTE 10   INCOME TAXES

The components of the income tax provision are as follows:

                                            2000          1999         1998
Current income tax provision:
 Federal                                 $1,408,174    $1,440,244    $1,471,839
 State                                           25       138,562       196,996

Total current                             1,408,199     1,578,806     1,668,835

Deferred income tax expense (benefit):
 Federal                                   (142,156)     (117,665)      (91,237)
 State                                      (64,754)      (28,926)      (23,267)

Total deferred                             (206,910)     (146,591)     (114,504)

Total provision for income taxes         $1,201,289    $1,432,215    $1,554,331

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                       2000                   1999                    1998
                                           Percent                Percent                 Percent
                                             of                     of                      of
                                           Pretax                 Pretax                  Pretax
                               Amount      Income     Amount      Income      Amount      Income
Tax expense at
  statutory rate             $1,547,119     34.0     $1,625,313     34.0     $1,632,821     34.0
Increase (decrease) in
  taxes resulting from:
Tax-exempt interest            (316,982)    (7.0)      (295,772)    (6.2)      (232,289)    (4.8)
State income tax                (42,721)    (0.9)        72,360      1.5        114,661      2.4
Other                            13,873      0.3         30,314      0.7         39,138      0.8

Provision for income
  taxes                      $1,201,289     26.4     $1,432,215     30.0     $1,554,331     32.4

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of the net deferred taxes are as follows:

                                                       2000         1999
Deferred tax assets:
 Allowance for credit losses                         $662,335     $538,958
 Deferred compensation                                313,390      287,354
 State net operating losses                            49,623       39,213
 Purchased deposit intangible                         114,341       72,515
 Unrealized loss on securities available for sale                  489,446
 Other deferred expenses                                2,560        3,020

 Totals                                             1,142,249    1,430,506
 Less - valuation allowance                           (33,565)     (39,213)

Total deferred tax assets                           1,108,684    1,391,293

Deferred tax liabilities:
 Premises and equipment                               151,209      167,880
 Direct lease financing                                13,370       20,426
 Unrealized gain on securities available for sale     139,300
 Other deferred income                                 24,788        1,134

Total deferred tax liabilities                        328,667      189,440

Net deferred tax assets                              $780,017   $1,201,853

  The Company, and its subsidiary bank, pay state income taxes on individual, unconsolidated net earnings. At December 31, 2000, tax net operating losses at the parent company and Bank of approximately $625,000 and $299,000, respectively, existed to offset future state taxable income. These net operating losses will begin to expire in 2007. The valuation allowance has been recognized to adjust deferred tax assets to the amount of tax net operating losses expected to be realized. If realized, the tax benefit for this item will reduce current tax expense for that period.

NOTE 11   RETIREMENT PLANS

The Company has established a noncontributory defined contribution money purchase pension plan. Company contributions to this plan, as determined by the Board of Directors, totaled $143,426, $137,158, and $137,071 during 2000, 1999, and 1998, respectively. Under the terms of the plan, the Company will contribute annually to the plan based on a percentage of annual salaries and wages.

Contributions to the Company's 401(k) profit-sharing plan are based on achieving desired Company profitability and the Board of Directors' authorization. The Company matches 100% of participant contributions to the plan up to 5% of pay deferred in addition to the discretionary profit-sharing contribution. For the years ended December 31, 2000, 1999, and 1998, the amount of the plan expense was $137,850, $125,048, and $171,312, respectively.


NOTE 12   STOCK OPTION PLANS

Under the Company's Employee Stock Purchase Plan adopted during 2000, the Company is authorized to issue up to 50,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 5% of their annual gross earnings withheld to purchase the Company's common stock. Options purchased by employees under the plan are exercised annually. The purchase price of the stock is 95% of the lower of its beginning-of-year or end-of-year market price. Approximately 30% of eligible employees participated in the plan during 2000. Under the plan, the Company issued 213 options to employees in 2000, which were exercised in January 2001.

Under the terms of a stock option plan adopted during 2000, shares of unissued common stock are reserved for options to officers and key employees of the Company at prices not less than the fair market value of the shares at the date of the grant.

Options granted after 1999 (under the current stock option plan) may be exercised anytime after the option grant's first anniversary. These options expire ten years after the grant date. Options granted prior to 2000 (under the prior stock option plan) may be exercised only between the fourth and fifth anniversaries of the date of the grant. These options expire approximately five years after the grant date.

At December 31, 2000, 8,599 options outstanding were eligible to be exercised. The following table summarizes information regarding stock options outstanding at December 31, 2000:

        Options Exercisable
                        Weighted
Range of                 Average
Exercise                Exercise
Prices         Shares     Price
$20 to $24      1,806    $24.00
$25 to $29      6,793     27.20

For the years ended December 31, 1998, 1999 and 2000, activity in stock options outstanding was as follows:

                                   Weighted
                                    Average
                       Shares        Price
January 1, 1998        11,952       $18.14
Options granted         2,316        27.25
Options exercised      (4,678)      (15.41)
Options forfeited        (230)      (24.00)

December 31, 1998       9,360        21.62
Options granted         2,318        26.00
Options exercised      (3,539)      (18.64)

December 31, 1999       8,139        24.16
Options granted         2,575        28.25
Options exercised      (1,906)      (19.50)
Options forfeited        (209)      (19.50)

December 31, 2000       8,599       $26.53

As of December 31, 2000, 257,788 shares of common stock remain reserved for future grants to officers and key employees under option plans approved by the shareholders.

The Company follows the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and uses the "intrinsic value method" of recording stock-based compensation cost. Because stock options are granted with an exercise price equal to fair value at the date or grant, no compensation expense is recorded. The Employee Stock Purchase Plan is considered a noncompensatory stock purchase plan. Therefore, no compensation expense is recorded upon issuance of the discounted shares. However, had compensation cost for the Company's stock-based plans been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" based on the fair value of the stock options, net income would have decreased $4,455, $6,954, and $5,419 in 2000, 1999, and 1998,
respectively. Earnings per share, assuming dilution, would have been $1.84 in 2000, $1.83 in 1999, and $1.74 in 1998.

NOTE 13   CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company and subsidiary Bank's actual capital amounts and ratios are also presented in the table.

                                                                                            To Be Well-
                                                                                         Capitalized Under
                                                                  For Capital            Prompt Corrective
                                             Actual             Adequacy Purposes        Action Provisions
                                       Amount      Ratio       Amount       Ratio      Amount         Ratio
As of December 31, 2000:
 Total capital (to risk
  weighted assets):
  Consolidated                     $30,875,000     13.2%     $18,754,000     8.0%         N/A
  Subsidiary Bank                  $28,196,000     12.1%     $18,626,000     8.0%     $23,282,000     10.0%

Tier I capital (to risk
  weighted assets):
  Consolidated                     $28,282,000     12.1%      $9,377,000     4.0%         N/A
  Subsidiary Bank                  $25,603,000     11.0%      $9,313,000     4.0%     $13,969,000      6.0%

Tier I capital (to
  average assets):
  Consolidated                     $28,282,000      8.9%     $12,771,000     4.0%         N/A
  Subsidiary Bank                  $25,603,000      8.0%     $12,765,000     4.0%     $15,956,000      5.0%

As of December 31, 1999:
Total capital (to risk
  weighted assets):
 Consolidated                      $29,429,000     12.9%     $18,024,000     8.0%         N/A
 Subsidiary Bank                   $25,862,000     11.5%     $18,059,000     8.0%     $22,573,000     10.0%

Tier I Capital (to risk
  weighted assets):
  Consolidated                     $27,143,000     11.9%      $9,102,000     4.0%         N/A
  Subsidiary Bank                  $23,576,000     10.4%      $9,029,000     4.0%     $13,544,000      6.0%

Tier I capital (to
  average assets):
  Consolidated                     $27,143,000     8.9%      $12,221,000     4.0%         N/A
  Subsidiary Bank                  $23,576,000     7.7%      $12,216,000     4.0%     $15,270,000      5.0%

NOTE 14   RESTRICTIONS ON RETAINED EARNINGS

The Bank is restricted by banking regulations from making dividend distributions above prescribed amounts and limited in making loans and advances to the Company. At December 31, 2000, the retained earnings of the Bank available for distribution as dividends without regulatory approval was approximately $10,601,724.


NOTE 15   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

CREDIT RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. These commitments at December 31, 2000 and 1999 are as follows:

                                                                 2000              1999
Commitments to extend credit:
   Fixed rate                                                $11,249,823       $16,845,408
   Adjustable rate                                            12,697,560        11,728,344
Standby and irrevocable letters of credit - fixed rate         1,931,742         1,702,505
Credit card commitments                                        5,870,239         5,500,463

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

COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

In December 2000, the company committed to repurchase shares under a stock buy back program. The stock buy back program was completed by February 2001 by repurchasing 116,117 shares of common stock at $25.50 per share.

CONCENTRATION OF CREDIT RISK

The Company grants residential, commercial, agricultural, and consumer loans predominantly in central and northern Wisconsin. There were no significant concentrations of credit to any one debtor or industry group. It is felt that the diversity of the local economy will prevent significant losses in the event of an economic downturn.


NOTE 16   FAIR VALUE OF FINANCIAL INSTRUMENTS

Current accounting standards require that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

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

Deposit Liabilities: The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW accounts, and money market accounts, is equal to the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate reflects the credit quality and operating expense factors of the Company.

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

Off-Balance-Sheet Instruments: The fair value of commitments would be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the counter parties. Since this amount is immaterial, no amounts for fair value are presented.

The following table presents information for financial instruments:

                                 At December 31, 2000           at December 31, 1999
                              Carrying       Estimated        Carrying      Estimated
                               Amount       Fair Value         Amount       Fair Value
Financial assets:
 Cash and short-term
  investments               $14,145,568     $14,145,568     $16,417,112     $16,417,112
 Investment securities       70,852,293      70,852,293      63,364,665      63,364,665
 Net loans                  224,518,197     221,491,138     215,310,185     214,921,905

Financial liabilities:
 Deposits                   244,690,547     247,184,844     230,170,083     234,042,194
 Short-term borrowings       25,958,753      25,958,753      25,919,665      25,919,665
 Long-term borrowings        16,200,000      15,802,394      20,000,000      19,498,662

Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment, goodwill and intangibles, and other assets and other liabilities. In addition, the tax ramifications related to the realization of the unrealized gains or losses can have a significant effect on fair value estimates and have not been considered in the estimates.

NOTE 17   CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

                            BALANCE SHEETS
                      December 31, 2000 AND 1999

                                                       2000          1999
       Assets
Cash and due from banks                              $2,707,045    $3,620,253
Investment in subsidiary                             27,666,361    24,932,454
Securities available for sale - At fair value           100,000
Premises and equipment                                   29,430       107,813
Other assets                                             35,069        24,390

Total assets                                        $30,537,905   $28,684,910

    Liabilities and stockholders' equity

Total liabilities                                      $192,811      $186,273

Total stockholders' equity                           30,345,094    28,498,637

Total liabilities and stockholders' equity          $30,537,905   $28,684,910


                      STATEMENTS OF INCOME
             Years Ended December 31, 2000, 1999, and 1998
                                                        2000          1999          1998
Income:
  Dividends from subsidiary                          $1,600,000    $2,250,000    $2,000,000
  Interest                                              162,130       138,329       181,953
  Rental income                                         180,000       180,000       180,000

    Total income                                      1,942,130     2,568,329     2,361,953

Expenses:
  Salaries and benefits                                  30,096        40,741        52,717
  Other                                                 218,711       186,135       177,274

    Total expenses                                      248,807       226,876       229,991

Income before income taxes and equity in
  undistributed net income of subsidiary              1,693,323     2,341,453     2,131,962
Provision for income tax expense                         31,730        31,119        44,892

Net income before equity in undistributed net
  income of subsidiary                                1,661,593     2,310,334     2,087,070
Equity in undistributed net income of subsidiary      1,687,467     1,037,783     1,161,014

Net income                                           $3,349,060    $3,348,117    $3,248,084

                               STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1999, 1998, AND 1997
                                                            2000           1999          1998
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
   Net income                                            $3,349,060     $3,348,117     $3,248,084
   Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for depreciation and net
     Amortization                                            78,383         87,207         85,096
    Equity in undistributed net income of
     Subsidiary                                          (1,687,467)    (1,037,783)    (1,161,014)
    Changes in operating assets and liabilities:
      Other assets                                          (10,679)        (3,010)         9,988
      Liabilities                                             6,538         79,210        (50,289)

  Net cash provided by operating activities               1,735,835      2,473,741      2,131,865

  Cash flows from investing activities:
    Capital expenditures                                                   (17,944)      (190,201)
    Payment for purchase of securities available
     for sale                                              (100,000)

  Net cash used in investing activities                    (100,000)       (17,944)      (190,201)

  Cash flows from financing activities:
    Proceeds from exercise of stock options                  37,168         65,959         72,068
    Payments for repurchase of common stock                (410,961)    (1,092,520)      (221,495)
    Dividends paid                                       (2,175,250)    (2,133,046)    (1,506,905)

  Net cash used in financing activities                  (2,549,043)    (3,159,607)    (1,656,332)

Net increase (decrease) in cash and due from banks         (913,208)      (703,810)       285,332
Cash and due from banks at beginning                      3,620,253      4,324,063      4,038,731

Cash and due from banks at end                           $2,707,045     $3,620,253     $4,324,063

Supplemental cash flow information:
  Cash paid during the year for income taxes             $1,460,000     $1,463,591     $1,367,000

                   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
                         ACCOUNTANTS ON ACCOUNTING AND
                            FINANCIAL DISCLOSURE


None

                              PART III


      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors is incorporated in this Form 10-K by this reference to the table on page 3 of registrant's 2001 Proxy Statement dated March 23, 2001 (the "2001 Proxy Statement") under the caption Proposal No. 1 "Election of Directors" through the material ending at the caption "Committees and Meetings, page 5. Information relating to executive officers is found in
Part I, page 5 of this Form 10-K. Information required under Rule 405 of Regulation S-K is incorporated in this Form 10-K by reference to page 8 of the 2001 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."


                    ITEM 11.  EXECUTIVE COMPENSATION

Information relating to executive and director compensation is incorporated in this Form 10-K by this reference to the registrant's 2001 Proxy Statement under
(1) the caption "Executive Officer Compensation," pages 9 through the material ending at the caption "Committees' Report on Executive Compensation Policies", page 10 (2) the material under the subcaption "Committee Interlocks and Insider Participation", page 12, and (3) the material under the subcaption "Director Compensation", pages 7 and 8.


               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT

Information relating to security ownership of certain beneficial owners is incorporated in this Form 10-K by this reference to the registrant's 2001 Proxy Statement under the caption "Beneficial Ownership of Common Stock," page 8.


         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions is incorporated in this Form 10-K by this reference to the registrant's 2001 Proxy Statement under the caption "Certain Relationships and Related Transactions," page 15.

                                PART IV


               ITEM 14.   EXHIBITS, FINANCIAL STATEMENT
                  SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements

            Description                                                 Page

    Mid-Wisconsin Financial Services, Inc.
    Consolidated Financial Statements

     Accountants' Report                                                  30

     Consolidated Balance Sheets                                          31

     Consolidated Statements of Income                                    32

     Consolidated Statements of Changes in Stockholders' Equity           33

     Consolidated Statements of Cash Flows                                34

     Notes to Consolidated Financial Statements                           36


(b) Reports on Form 8-K

    None

(c) Exhibits Required by Item 601 of Regulation S-K:

    The following exhibits required by Item 601 of Regulation S-K are filed as part of this annual report on Form 10-K:

    4.1  Articles of Incorporation, as amended

    4.2  Bylaws, as amended September 20, 1995

   10.1* Mid-Wisconsin Financial Services, Inc. 1991 Employee Stock Option Plan

   10.2* Mid-Wisconsin Financial Services, Inc. Directors' Deferred Compensation Plan as last amended July 19, 2000 (incorporated by reference to Exhibit
   10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

   10.3* Director Retirement Benefit Policy (incorporated by reference to
   Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

   10.4* 1999 TeamBank Bonus Plan (incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

   10.5 Mid-Wisconsin Financial Services, Inc. Employee Stock Purchase Plan (incorporated by reference to exhibit 10.7 to the Registrant's Quarterly Report on form 10-Q for the quarterly period ended June 30, 2000)

   10.6* Mid-Wisconsin Financial Services, Inc. 1999 Stock Option Plan (incorporated by reference to exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)

   21.1 Subsidiaries of the Registrant

   23.1 Consent of Wipfli Ullrich Bertelson LLP

   *Denotes executive compensation plans and arrangements

The exhibits listed above are available upon request in writing to William A. Weiland, Secretary, Mid-Wisconsin Financial Services, Inc., 132 West State Street, Medford, Wisconsin 54451.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1994, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2001.

                               MID-WISCONSIN FINANCIAL SERVICES, INC.

                                        JAMES F. MELVIN
                                        James F. Melvin, Chairman of the Board

                                        WILLIAM A. WEILAND
                                        William A. Weiland, Secretary
                                        and Treasurer
                                        (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 21, 2001, and in the capacities indicated.

FRED J. SCHROEDER                       GENE C. KNOLL
Fred J. Schroeder, Vice Chairman        Gene C. Knoll, President and Chief
of the Board,  and a Director           Executive Officer
                                        (Principal Executive Officer and a
                                        Director)


JAMES N. DOUGHERTY                      NORMAN A. HATLESTAD
James N. Dougherty, DVM, Director       Norman A. Hatlestad, Director


KIM A. GOWEY                            JAMES P. HAGER
Kim A. Gowey, DDS, Chairman of          James P. Hager, Director
the Board of Mid-Wisconsin Bank
and a Director



KURT D. MERTENS                         KATHRYN M. HEMER
Kurt D. Mertens, Director               Kathryn M. Hemer, Director


ROBERT J. SCHOOFS                       BRIAN B. HALLGREN
Robert J. Schoofs, Director             Brian B. Hallgren, Director


                                        RHONDA R. KELLEY
                                        Rhonda R. Kelley, Controller
                                        (Principal Accounting Officer)

                         EXHIBIT INDEX<dagger>
                                  to
                              FORM 10-K
                                  of
                 MID-WISCONSIN FINANCIAL SERVICES, INC.
                 for the period ended December 31, 2000
              Pursuant to Section 102(d) of Regulation S-T
                   (17 C.F.R. <section>232.102(d))


4.1   Articles of Incorporation, as amended

4.2   Bylaws, as amended September 20, 1995

10.1* Mid-Wisconsin Financial Services, Inc. 1991 Employee Stock Option Plan

21.1  Subsidiaries of the Registrant

23.1  Consent of Wipfli Ullrich Bertelson LLP

<dagger>Exhibits required by Item 601 of Regulation S-K which have been previously filed and are incorporated by reference are set forth in Part IV,
Item 14 of the Form 10-K to which this Exhibit Index relates.

                                                                  Exhibit 4.1

                       ARTICLES OF INCORPORTION OF
                 MID-WISCONSIN FINANCIAL SERVICES, INC.

Executed by the undersigned for the purpose of forming a Wisconsin corporation under the Wisconsin Business Corporation Law, Chapter 180 of the Wisconsin Statutes.

                                 ARTICLE I

The name of the corporation is Mid-Wisconsin Financial Services, Inc.

                                 ARTICLE II

The purpose of the corporation is to hold the stock of the State Bank of Medford, and to engage in any other lawful act or activity for which corporations may be organized under the laws of the State of Wisconsin.

                                 ARTICLE III

The corporation shall have authority to issue 6,000,000 shares, all of one class, each share of which shall have a par value of $.10.

                                 ARTICLE IV

No holder of any shares of the stock of the corporation shall have any preemptive right to purchase, subscribe for or otherwise acquire any shares of stock of the corporation of any class now or hereafter authorized, or any securities exchangeable for or convertible into such shares, or any warrants or other instruments evidencing rights or options to purchase, subscribe for or otherwise acquire such shares.

                                 ARTICLE V

The address of the initial registered office of the corporation is 132 West State Street, Taylor County, Medford, Wisconsin 54451. The name of its registered agent at such address is Mr. Fred J. Schroeder.

                                 ARTICLE VI

No shareholder of this corporation shall have cumulative voting rights in the election of directors.

                                 ARTICLE VII

SECTION 1. The management and conduct of the business of the corporation shall be vested in a Board o Directors, which shall consist of such number of directors, not less than the minimum permitted by law, as shall be fixed in the Bylaws, or in the absence of such provision in the Bylaws, as shall be determined by the shareholders at any annual or special meeting thereof.

SECTION 2. The Board of Directors shall be divided into three classes, Class I, Class II and Class III, which shall be as nearly equal in number as possible, and no class shall include less than three directors. Each director shall serve for a term ending on the date of the third annual meeting following the annual meeting at which such director was elected; provided, however, that each initial director in Class I shall hold office until the annual meeting of stockholders in 1987; each initial director in Class II shall hold office until the annual meeting of stockholders in 1998; and each initial director in Class III shall hold office until the annual meeting in 1989.

SECTION 3. The names and class designations of the initial Board of Directors of the Corporation are:

         Dr. James N. Dougherty (I)     James R. Peterson (I)
         Norman Hatlestad (II)          Fred J. Schroeder (II)
         Ronald Isaacson (III)          Raymond H. Scott (III)
         Thomas F. Keefe (I)            Robert L. Spencer (I)
         Raymond F. Lange (II)          Peter Wanke (II)
         Dr. Walther W. Meyer (III)

                            ARTICLE VIII

The name and address of the incorporator of the corporation is:

      Fred J. Schroeder
      132 West State Street
      Medford, Wisconsin 54451

Executed in duplicate on the 4{th} day of December, 1985.


                                               Fred J. Schroeder

                                                                EXHIBIT 4.2

                   AMENDED AND RESTATED BYLAWS OF MID-WISCONSIN
                             FINANCIAL SERVICE, INC
                            (A Wisconsin Corporation)

                       As last amended September 20, 1995

                                   ARTICLE I.

                                    OFFICES

SECTION1. REGISTERED OFFICE. The registered office of the corporation in Wisconsin shall be that set forth in the Articles of Incorporation or in the most recent amendment of the Articles of Incorporation or statement executed by a principal officer of the corporation and filed with the Secretary of State of Wisconsin in accordance with Wisconsin law, changing the registered office.

SECTION 2. OTHER OFFICES. The corporation may also have an office or offices at such other place or places, within or without the State of Wisconsin, as the Board of Directors may from time to time designate or the business of the corporation require.

SECTION 3. CORPORATE SEAL. The corporate seal of the corporation shall consist of the name of the corporation and the name of the state of incorporation and shall be in such form and bear such other inscription as the Board of Directors may determine. Failure to use such seal, however, shall not affect the validity of any documents executed on behalf of the corporation.

                                   ARTICLE II.

                            SHAREHOLDERS' MEETINGS

SECTION 1. PLACE AND TIME OF MEETINGS. Meetings of the shareholders of the corporation may be held at any place, within or without the State of Wisconsin, designated by the directors and, in the absence of such designation, shall be held at the registered office of the corporation in the State of Wisconsin.
The directors shall designated the time of day for each meeting, which shall be between the hours of 10:00 a.m. and 10:00 p.m., local time.

SECTION 2. ANNUAL MEETINGS. The annual meeting of the shareholders shall be held on the fourth Tuesday in April in each year, or on such other date as the Board of Directors shall by resolution designate.

At the annual meeting, the shareholders, voting as provided in the Articles of Incorporation, shall elect directors, and shall transact such other business as may properly come before them.

SECTION 3. SPECIAL MEETINGS. Special meetings of the shareholders may be held upon call of the Board of Directors or the President, and shall be called by the Secretary at the written request of the holders of not less than one-tenth of all the shares entitled to vote at any such meeting.

SECTION 4. NOTICE OF MEETING. Each shareholder of record shall be entitled to receive, either personally or by mail, written notice of any meeting of shareholders, stating the place, day and hour of the meeting, by or at the direction of the person calling the meeting.

Notice shall be delivered not less than ten (10) days nor more than fifty (50) days prior to the meeting; provided that notice of a meeting in which there is to be considered either (i) an agreement of merger or consolidation, or (ii) a proposal to dispose of all or substantially all of the property and assets of the corporation, shall be delivered to all shareholders at least twenty (20) days prior to the date of such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the shareholder at his or her address as it appears in the stock record books or similar records of the corporation, with postage thereon prepaid.

Every notice of special meeting shall state the purpose or purposes for which the meeting has been called; every notice of meeting called to consider an amendment of the Articles of Incorporation shall include a statement of the nature of the proposed amendment; and every notice of meeting called to consider an agreement of merger, consolidation, or disposition of all or substantially all of the property and assets of the corporation shall include a statement of the rights of dissenting shareholders.

A shareholder may waive notice of any shareholder meeting only by executing a written waiver of such notice either before, at or after such meeting.

SECTION 5.  QUORUM.

   (a) Share entitled to vote as a separate voting group may take action on a matter at a meeting only if a quorum of those shares exists with respect to that matter. Except as otherwise provided by the articles of incorporation, these bylaws, or any provision of the Wisconsin Business Corporation Law, a majority of the votes entitled to be cast on the matter by the voting group shall constitute a quorum of that voting group for action on that matter. Once a share is represented for any purpose at a meeting, other than for the purpose of objecting to holding the meeting or transacting business at the meeting, it is considered present for purposes of determining whether a quorum exists, for the remainder of the meeting and for any adjournment of that meeting, unless a new record date is or must be set for that adjourned meeting. At the adjourned meeting at which a quorum is represented, any business may be transacted that might have been transacted at the meeting as originally noticed.

   (b) If a quorum exists, action on a matter (other than the election of directors) by a voting group is approved if the votes cast within the voting group favoring the action exceed the votes cast within the voting group opposing the action, unless the articles of incorporation, these bylaws, or any provision of the Wisconsin Business Corporation Law requires a greater number of affirmative votes. With respect to the election of directors, each director shall be elected by a plurality of the votes cast by the shares entitled to vote in the election at a meeting at which a quorum is present.

   SECTION 6. ORGANIZATION. Meetings of the shareholders shall be presided over by the Chairman of the Board, or by the President if the Chairman is not present, or if neither the Chairman or the President is present, by a meeting chairman to be chosen by the holders, present in person or by proxy, entitled to cast a majority of the votes. The Secretary of the corporation, or in his or her absence, an Assistant Secretary shall act as Secretary of all shareholder meetings, and if neither the Secretary nor Assistant Secretary of the Corporation is present, the meeting shall choose any person present to act as Secretary of the meeting.

   SECTION 7. VOTING. Each outstanding share shall be entitled to one vote on each matter submitted to a vote at a meeting of shareholders.

   A shareholder may vote either in person or by proxy appointed in writing by the shareholder or by his or her duly authorized attorney-in-fact. No proxy shall be valid after one (1) month from the date of its execution, unless otherwise provided in the proxy.

   Before each meeting of shareholders, the Secretary of the corporation shall make a complete record of the shareholders entitled to vote at such meeting or any adjournment thereof, with the address of and the number of shares held by each. Such record shall be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder during the whole time of the meeting.

   SECTION 8. CLOSING OF BOOKS. The Board of Directors may fix a time, not less than ten (10) days nor more than fifty (50) days preceding the date of any meeting of shareholders, as a record date for the determination of the shareholders entitled notice of, and to vote at such meeting, notwithstanding any transfer of shares on the books of the corporation after any record date so fixed.

   In the absence of action by the Board of Directors to fix a record date, the record date for such determination of shareholders shall be the close of business on the date on which notice of the meeting is mailed.

   SECTION 9. INFORMAL ACTION BY SHAREHOLDERS. Any action which may be taken at a meeting of shareholders may be taken without a meeting if a consent in writing setting forth the action so taken shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof.

                                 ARTICLE III.

                                  DIRECTORS

   SECTION 1. GENERAL. The property, business and affairs of the corporation shall be managed by its Board of Directors.

   SECTION 2.  NUMBER AND QUALIFICATIONS.

   (a) The Board of Directors of the corporation shall consist of not less than nine (9) nor more than eleven (11) directors, the number to be set by resolution of the Board of Directors. The Board of Directors shall not have authority to decrease the number of directors if such decrease shall have the effect of shortening the term of any incumbent director.

   (b) Supplemental to the provisions of Article VII of the Articles of Incorporation and pursuant to Section 180.0802, the following additional qualifications are herby prescribed for directors of the corporation:
       Each director, regardless of class, shall hold office until the first to occur of: (1) The date on which the regular three-year term for which such director was elected (and is serving on the date on which these Amended and Restated Bylaws are adopted) expires and the date on which the director's successor has been elected and qualified, or (2) On or before March 31, 1996, the last day of the calendar quarter in which the director reaches age 70, and form and after April 1, 1996, the last day of the calendar quarter in which the director reaches age 65, or (3) The director's death, or (4) The director's resignation, or (5) The date on which such director is removed by the Commission of Banking from a directorship of a subsidiary bank owned by the corporation, as provided in Section 221.08(9), Wisconsin Statutes; provided, however that a director who has already attained the mandatory retirement age first established during his term shall hold office until the first to occur of the date specified in clauses (1), (3), (4) or (5).

   (c) Any director or the entire Board of Directors may be removed from office with or without cause by the affirmative vote of a majority of the outstanding shares entitled to vote at a special meeting called for that purpose, and any vacancy so created may be filled by the shareholders at such meeting. A director may resign at any time by filing his or her written resignation with the chief executive officer of the Corporation.

   Directors need not be shareholders of the corporation.

   SECTION 3. ANNUAL MEETING. As soon as practicable after each annual meeting of shareholders, the Board of Directors shall meet at the registered office of the corporation, or at such other place within or without the State of Wisconsin as may be designated by the Board of Directors, for the purpose of electing the officers of the corporation and for the transaction of such other business as shall come before the meeting.

   SECTION 4. REGULAR MEETING. Regular meetings of the Board of Directors shall be held from time to time at such time and place within or without the State of Wisconsin as may be fixed by resolution adopted by a majority of the whole Board of Directors.

   SECTION 5. SPECIAL MEETINGS. Special meetings of the Board of Directors may be called at any time by the President or by and of the directors and shall be held at such time and place as may be designated in the notice of such meeting.

   SECTION 6. NOTICE OF MEETINGS. Regular meetings of the Board of Directors may be held without notice.

   Notice of each special meeting of the Board of Directors shall be given by the Secretary who shall give at least twenty-four (24) hours' notice thereof to each director by mail, telephone, telegram or in person. Neither the business to be transacted at, nor the purpose of, any special meeting of the Board of Directors need be specified in the notice.

   SECTION 7. WAIVER OF NOTICE. Notice of any meeting of the Board of Directors may be waived by a director either before, at, or after such meeting in a writing signed by such director. A director shall be deemed to have waived notice of any meeting by his or her attendance, in the absence of his or her objection to the transaction of any business because the meeting was not lawfully called or convened.

   SECTION 8. QUORUM. A majority of the number of directors fixed in the manner provided in Section 2 of this Article, above, shall constitute a quorum for the transaction of business. The action of the majority of the directors present at a meeting in which a quorum is present shall be the action of the Board of Directors.

   SECTION 9. VACANCIES. A vacancy on the Board of Directors, including a vacancy created by an increase in the number of directors, may be filled until the next succeeding annual meeting of shareholders by the affirmative vote of a majority of the directors then in office, although less than a quorum; provided, however, that a vacancy created by a removal of a director by the shareholders may be filled by the shareholders.

   SECTION 10. EXECUTIVE COMMITTEE. The Board of Directors, by resolution adopted by a majority of the directors, may designate an Executive Committee, consisting of three or more directors elected by the Board of Directors, which to the extent provided in said resolution shall have and may exercise, when the Board of Directors is not in session, the powers of the Board of Directors in the management of the business and affairs of the corporation; provided, however, such Executive Committee shall not have the power to take action with respect to dividends to shareholders, election of the principal officers or the filling of vacancies in the Board of Directors or committees.

   SECTION 11. INFORMAL ACTION BY DIRECTORS OR COMMITTEE. Any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting if a consent in writing setting forth the action so taken shall be signed by all of the directors or members of committee thereof entitled to vote with respect to the subject matter thereof.

                                ARTICLE IV.

                                 OFFICERS

   SECTION 1. NUMBER. The Board of Directors, initially and as soon as may be after the election thereof held in each year, shall elect a Chairman of the Board, a President, one or more Vice Presidents as may be prescribed by resolution of the Board of Directors, a Secretary and a Treasurer, and from time to time may elect or appoint one or more Assistant Secretaries, Assistant Treasurers and such other officers, agents, and employees as it may deem proper. Any two or more offices may be held by the same person, except the offices of Chairman and Secretary, and the office of President and Vice President.

   SECTION 2.  TERM AND REMOVAL.   The term of office of all officers shall be
   one year and until their respective successors are elected and qualify. Any officer or agent elected or appointed by the Board of Directors may be removed by a majority of the whole Board of Directors with or without cause. Such removal, however, shall be without prejudice in the contract rights of the person so removed.

   Any vacancy among the officers of the corporation by reason of death, resignation or otherwise, may be filled for the unexpired term by the Board of Directors.

   SECTION 3. CHAIRMAN OF THE BOARD. The Chairman of the Board of Directors shall preside at all regular and special meetings of the shareholders and at all meetings of the Board of Directors. In the event of his or her absence, the President shall preside. In the event of the absence of both the Chairman and the President, the meeting shall elect a Chairman who shall preside.

   SECTION 4. PRESIDENT. The President shall be the chief executive officer and shall have responsibility for the general active management of the corporation. The President or a Vice President, and the Secretary, unless some other person is specifically authorized by vote of the Board of Directors, shall sign all certificates of stock, bonds, deeds, mortgages, agreements, modification or mortgage agreements, leases and contracts of the corporation. He shall perform such other duties as the Board of Directors shall designate.

   SECTION 5. VICE PRESIDENT. Each Vice President shall have such powers and shall perform such duties as may be prescribed by the Board of Directors or by the President. In the event of absence or disability of the President, Vice Presidents shall succeed to his or her power and duties in the order designated by the Board of Directors.

   SECTION 6. SECRETARY. The Secretary shall keep accurate minutes of all meetings of the shareholders and the Board of Directors, shall give proper notice of meetings of shareholders and directors, and shall perform such other duties and have such other powers as the Board of Directors of the President may from time to time prescribe. In his or her absence at any meeting an Assistant Secretary or a Secretary Pro Tempore shall perform his or her duties.

   SECTION 7. TREASURER. The Treasurer, subject to the order of the Board of Directors, shall have the care and custody of the money, funds, valuable papers, and documents of the corporation (other than his or her own bond, if any, which shall be in the custody of the President), and shall have and exercise, under the supervision of the Board of Directors, all the powers and duties commonly incident to his or her office. The Treasurer shall keep accurate accounts of all monies of the corporation received or disbursed.
   He shall deposit all monies, drafts and checks in the name of, and to the credit of, the corporation in such banks and depositories as a majority of the whole Board of Directors from time to time designates. He shall have power to endorse for deposit all notes, checks and drafts received by the corporation. He shall disburse the funds of the corporation in the manner prescribed by the Board of Directors, making proper vouchers therefore. He shall render to the President and the Directors, whenever required an account of all his or her transactions as Treasurer and of the financial condition of the corporation and shall perform such other duties as may be prescribed from time to time by the Board of Directors or by the President.

                                    ARTICLE V.

                        CERTIFICATES REPRESENTING SHARES

SECTION 1. FORM AND TRANSFERS. The shares of the corporation shall be represented by certificates signed by the President or a Vice President and the Secretary or an Assistant Secretary of the corporation.

SECTION 2. TRANSFER OF SHARES. Transfers of shares of the corporation shall be made only on the books of the corporation by the registered holder thereof, or by his or her attorney authorized by power of attorney duly executed and filed with the Secretary or other designated officer of the corporation, and on surrender of the certificate or certificates for such shares properly endorsed and the payment of all taxes thereon. The person in whose name shares stand on the books of the corporation shall be deemed the owner thereof for all purposes as regards the corporation.

SECTION 3. LOSS OF CERTIFICATES. Any shareholder claiming loss or destruction of a share certificate shall make an affidavit of that fact in such form as the Board of Directors shall require and shall, if the Board of Directors so requires, give the corporation a bond of indemnity in form and amount satisfactory to the Board of Directors to indemnify the corporation against any claim which may be made against it on the account of the reissue of such certificate.

                              ARTICLE VI.

                              DIVIDENDS

SECTION 1. DIVIDENDS. Subject to the provisions of applicable law, the Board of Directors may declare dividends from unreserved and unrestricted earned surplus, at such times and in such amounts as the Board shall deem available.

SECTION 2. RECORD DATE. The Board of Directors may fix a date, not to exceed fifty (50) days preceding the date fixed for the payment of any dividend or allotment or other rights as the record date for the determination of the shareholders entitled to receive such payment or allotment.
In the absence of the fixing of such a record date by the Board of Directors, the record date shall be the date on which the resolution of the Board of Directors declaring such dividend or allotment is adopted.

                            ARTICLE VII.

                 BOOKS AND RECORDS; FISCAL YEAR

SECTION 1. BOOKS AND RECORDS. The Board of Directors of the corporation shall cause to be kept at its registered office:

   (a) A share register, giving the names and addresses of the shareholders, the number and classes of shares held by each, and the dates on which the certificates therefore were issued;

   (b) Minutes of all proceedings of shareholders and directors;

   (c) A true statement of assets and liabilities at the close of each fiscal year, in reasonable detail, prepared within 4 months of the end of each fiscal year;

   (d) Such other records and books of account as shall be necessary and appropriate to the conduct of the corporate business; and

   (e) Bylaws of the corporation and all amendments thereto.

SECTION 2. FISCAL YEAR. The fiscal year of the corporation shall be determined by resolution of the Board of Directors.

                            ARTICLE VIII.

                        INSPECTION OF BOOKS

Every person who has been a shareholder of the corporation for at least six month or who is the holder of record of at least 5% of the outstanding shares of corporation stock shall, upon written demand stating the purpose thereof, have the right to examine, in person or by agent or attorney authorized in writing to represent the shareholder, at any reasonable time or times, for any proper purpose, and at the place or places where usually kept, relevant books and records of account, and minutes and record of shareholders and to make extracts therefrom.

                            ARTICLE IX.

                          INDEMNIFICATION

Any person who at any time shall serve or shall have served as a director, officer, employee or agent of the corporation, or of any other enterprise at the request of the corporation, and the heirs, executors and administrators of such person shall be indemnified by the corporation in accordance with, and to the fullest extent permitted by, the provisions of Wisconsin law, as it may be amended from time to time.

                            ARTICLE X.

                            AMENDMENTS

SECTION 1. Subject to Section 2 of this Article, these Bylaws may be amended by a vote of the majority of the whole Board of Directors at any meeting. The Board of Directors shall not amend or repeal any Bylaw adopted by the shareholders unless such authority has been conferred upon the directors by the Bylaw.

SECTION 2. Notwithstanding the provisions of Section 1 of this Article, the shareholders may amend or repeal any Bylaw by a majority vote of the shareholders present or represented at any annual meeting or at any special meeting of shareholders called for such purposes.

                                                                 EXHIBIT 10.1

                MID-WISCONSIN FINANCIAL SERVICES, INC.
                    1991 EMPLOYEE STOCK OPTION PLAN

Mid-Wisconsin Financial Services, Inc., a bank holding company organized under the laws of the state of Wisconsin (the "Company"), herby adopts the Mid-Wisconsin Financial Services, Inc. 1991 Employee Stock Option Plan (the "Plan"), as hereinafter set forth.

Section 1. PURPOSE. The Plan has been adopted for the purpose of recognizing and rewarding the performance of key employees of the Company and to enable the Company to attract and retain superior management level employees by increasing the personal interest of all such employees in the growth and success of the Company. It is the express intent of the Company that all options granted hereunder shall meet the requirements of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or any successor section or sections.

Section 2. NUMBER OF SHARES AVAILABLE FOR OPTIONS. The aggregate number of shares of $.10 par value common stock of the Company (the "Shares") which may be issued under options granted pursuant to the Plan shall be 25,000.

Section 3.  ADMINISTRATION OF THE PLAN.

Section 3.1 GENERAL. The Plan shall be administered by a committee of at least three members to be appointed by the Board of Directors of the Company (the "Committee") from among its members. Each director appointed to the Committee shall be a disinterested person as determined pursuant to Section 3.2. In the absence of specific rules to the contrary, action by the Committee shall require the consent of a majority of the members of the Committee, expressed either orally at a meeting of the Committee or in writing in the absence of a meeting.

Section 3.2 DISINTERESTED PERSONS. Each member of the Committee shall be a person who:

   (a) during one year prior to the time of exercising discretion in administering the Plan, has not been eligible for selection as a person to whom options or other rights may be allocated or granted pursuant to the Plan, or any other plan of the Company or any of its subsidiaries or affiliates (within the meaning of Rule 16b-3 as promulgated by the Securities and Exchange Commission ("Rule 16b-3")), entitling the participants therein to acquire Shares or other equity securities of the Company; and

   (b) is not so eligible for one year after such exercise of discretion.

Section 3.3 AUTHORITY OF COMMITTEE. The Committee shall have full and complete authority to grant options to such eligible employees on such terms, which need not be the same as to all eligible employees, as will, in its discretion and subject only to specific limitations elsewhere contained in the Plan, carry out the purpose of the Plan. The Committee shall also have full and complete authority to interpret the Plan and adopt rules governing the administration of the Plan. The Committee's decision on any matter with respect to the Plan shall be final.

Section 3.4 INDEMNIFICATION OF COMMITTEE. To the extent permitted by application law, the members of the Committee and each of them shall be indemnified and saved harmless by the company from any liability or claim of liability which may arise from the administration of the Plan unless the acts giving rise to such liability or claim of liability constitute gross negligence or willful misconduct.

Section 4. ELIGIBLE EMPLOYEES. Key employees of the Company, its current subsidiaries, and any subsidiary of the Company hereafter acquired shall be eligible to participate in the Plan and are herein referred to as "eligible employees". For purposes of the Plan, the term "key employee" shall include all employees of the Company and its subsidiaries, now or hereafter acquired, employed in management, administrative or professional capacities.

Section 5. GRANTING OF OPTIONS. Subject to the limitations of Section 6.3, options to purchase Shares shall be granted to such eligible employees as the Committee may, from time to time and at any time, select. Status as an eligible employee shall not, without specific Committee action, entitle an eligible employee to receive an option to purchase Shares. Eligible employees selected by the Committee shall be hereafter referred to as "Optionees".

Section 6.  TERMS AND CONDITIONS OF THE OPTIONS.

Section 6.1 WRITTEN INSTRUMENT. Each option to purchase Shares granted under the Plan shall be evidenced by a written option agreement signed on behalf of the Company and the Optionee which sets forth the name of the Optionee, the date granted, the price at which the Shares subject to the option may be purchased (the "option price") and the number of Shares subject to the option. Such option agreement shall incorporate by reference all terms, conditions and limitations set forth in the Plan.

Section 6.2 TERMS AND CONDITIONS. In addition to any other limitations, terms and conditions specified in the Plan, each option granted hereunder shall, as to each Optionee, satisfy the following requirements:

   (a) DATE OF GRANT.  Options must be granted on or before February 19, 2001.

   (b) RESTRICTIONS REGARDING TIME WITHIN WHICH OPTION IS TO BE EXERCISED AS TO CERTAIN SHARES.

         (1) Each option shall contain such restriction or restrictions, if any, with respect to the stated percentage of Shares covered by such option as to which such option may be exercised prior to the expiration of any period or periods of time as the Committee may deem desirable or necessary in order to carry out the purpose of the Plan; provided, however, that in no event shall any option be exercisable until a date which is more than six months from the date of grant (except in the case of death or disability).

         (2) Unless otherwise specified by the Committee and subject to
              Section 6.2(g), no option shall be exercisable until the fourth anniversary of the date of grant of such option and no option shall be exercisable after the fifth anniversary of the date of grant of such option.

   (c) PRICE. The option price as to any Share shall be the fair market value of the Share on the date the option was granted.

   (d) TRANSFERABILITY. No option shall be transferable by the Optionee otherwise than by will or the laws of descent and distribution, nor can it be exercised by anyone other that the Optionee during the Optionee's lifetime.

   (e) 10% SHAREHOLDERS. No option shall be granted to any employee who, at the time the option is to be granted, owns stock of the Company or of a subsidiary or subsidiaries of the Company or a parent corporation of the Company, if any, possessing more than 10% of the total combined voting power of all classes of stock of the Company and such subsidiary or subsidiaries and parent corporation unless the requirements of paragraph
      6.3 are satisfied.

   (f) MAXIMUM FAIR MARKET VALUE. Options to purchase Shares shall not be exercisable for the first time during any calendar year (under all plans of the Optionee's employer corporation and any parent or subsidiary of such employer corporation) in an amount having a fair market value (determined on the date the option is granted) of more than $100,000. This subparagraph shall be applied by taking all options into account in the order in which they were granted.

   (g) EXPIRATION.

         (1) Notwithstanding any other provision of this Plan to the contrary, no option shall be exercisable after the expiration of ten years from the date such option is granted.

         (2) Notwithstanding any other provision of this Plan to the contrary, except as provided in (3), no option shall be exercisable after the date on which the Optionee's employment with the Company and each of its subsidiaries terminates.

         (3) An option granted to an Optionee whose termination of employment occurs by reason of (i) voluntary retirement after attaining a retirement age as defined by the principal retirement plan then maintained by the Company and qualified under section 401(a) of he Code in which he is a participant or, in the absence of such a plan, voluntary retirement from the Company in accordance with the retirement policies of the company then inI effect, (ii) death or (iii) long-term disability, as defined by a long-term disability benefit plan then maintained by the Company in which he is a participant, or, in the absence of such a plan, a long-term disability as determined in accordance with the long-term disability retirement policy of the Company as then in effect, shall be and remain exercisable until a date which is three months subsequent to the day next following the date on which the Optionee's termination of employment occurs.


Section 6.3 ADDITIONAL TERMS AND CONDITIONS. No employee who owns stock of the Company or of a subsidiary or subsidiaries of the Company or of a parent corporation of the Company, if any, possessing more than 10% of the total combined voting power of all classes of stock of the Company or such subsidiary or subsidiaries shall be eligible to receive an option unless such option, in addition to the other terms and conditions specified in Section 6.2 and elsewhere in the Plan, provides that the option price is at least 110% of the fair market value of the Shares subject to such option and that such option is not exercisable after the expiration of five years from the date it was granted. Notwithstanding the preceding sentence of this Section 6.3, options outstanding prior to the employee acquiring such 10% shareholder status shall remain in effect.

Section 7.  EXERCISE AND PAYMENT OF OPTION PRICE.

Section 7.1 EXERCISE OF OPTION. Options shall be exercised as to all or a portion of the Shares (but not as to less that than the lessor of (a) 10 shares, or (b) the aggregate number of Shares which may then be purchased, under a particular option) by written notice to the Company setting forth the exact number of Shares as to which the option is being exercised and including with such notice payment of the option price. The date of exercise shall be the date such written notice and payment have been delivered to the Secretary of the Company either in person or by depositing said notice and payment in the United States mail, postage pre-paid and addressed to such officer at the Company's home office. In the event of death of an Optionee, the option may be exercised by the Optionee's personal representative.

Section 7.2 PAYMENT FOR SHARES. Payment of the option price may be made (a) by tendering cash (in the form of a check or otherwise) or (b) by directing the Company to withhold from those Shares which would otherwise be received upon exercise, that number of Shares which has a fair market value of the date of exercise equal to the aggregate option price of all Shares then being purchased pursuant to the exercise of he option, or (c) by any combination of (a) and
(b).

Section 8.   ADJUSTMENT UPON CHANGES IN CAPITALIZATION.

Section 8.1 ADJUSTMENT OF SHARES ISSUABLE UPON EXERCISE OF OPTION. In the event of any stock dividend, stock split, recapitalization, reorganization, merger or other change in the corporate structure of the Company pursuant to which (a) shares of any class or classes of the Company are issued in respect of the Shares or (b) the Shares are changed into the same or a different number of shares of the same or another class or classes of the Company or another corpration, the number and option price of Shares issuable upon the exercise of any option then outstanding shall be adjusted to reflect such stock dividend, stock split, recapitalization, reorganization, merger or other change in the corporate structure of the Company.

Section 8.2 ADJUSTMENT OF NUMBER OF SHARES AVAILABLE FOR OPTIONS. In the event of any stock dividend, stock split, recapitalization, reorganization, merger or other change in the corporate structure of the Company described in
Section 8.1, the aggregate number of shares which may be issued under options granted pursuant to the Plan but not theretofore issued shall be adjusted accordingly, taking into account options which have been granted and exercised and options which have been granted but not yet exercised.

Section 9. TERMINATION OR LAPSE OF OPTIONS. Each option shall terminate or lapse upon the first to occur of (1) the date on which it is no longer exercisable as determined in accordance with Section 6.2(g) or (2) termination of employment for cause or for a reason not specified in Section 6.2(g)(3).

Section 10.  AMENDMENT AND TERMINATION OF PLAN.

Section 10.1 AMENDMENT OF PLAN. The Board of Directors of the Company may amend the Plan from time to time and at anytime; provided, however, that no amendment shall be effective with respect to any option which has been granted prior to the amendment and (a) no amendment with respect to the maximum number of Shares which may be issued pursuant to options or the class or eligible employees or (b) for which shareholder approval is required under Section 422A of the Code in order to maintain the status of the plan as an incentive stock option plan under said Section 422A or (c) for which shareholder approval is required in order to comply with the provisions of Rule 16b-3 shall be effective unless approved by a majority of the shares entitled to vote at a meeting of shareholders.

Section 10.2 TERMINATION OF PLAN. The Plan shall terminate on the first to occur of (1) February 19, 2001, or (2) the date specified by the Board of Directors of the Company as the effective date of Plan termination. The termination of the Plan shall not limit or otherwise affect any options outstanding on the date of termination.

Section 11. EFFECTIVE DATE. The effective date of the Plan shall be February 20, 1991.

Section 12. INVESTMENT INTENT. Shares acquired pursuant to the exercise of an option, if not registered by the Company under the Securities Act of 1933 (the "Act"), will be "restricted" stock which will not be freely transferable by the holder after exercise of the option. Each participating employee and assignee in interest of the employee accordingly represents, as a condition of participation in the Plan, that Shares which are unregistered under the Act are being acquired for the Optionee's (or his assignee's) own account for investment only and not with a view to offer for sale or for sale in connection with the distribution or transfer thereof. The certificate or certificates representing Shares acquired pursuant to the exercise of an option which are not registered under the Act shall bear a legend as to the restrictions on transfer of such Shares.

Section 13. SHAREHOLDER AGREEMENT. The issuance of Shares following the exercise of an option shall be conditioned upon the Optionee's execution of a Shareholder Agreement in substantially the form and substance as shown in Exhibit A attached hereto with respect to such Shares, and the certificate or certificates representing Shares acquired pursuant to the exercise of an option shall bear the endorsement required by said Shareholder Agreement.

Section 14.  STOP TRANSFER ORDER.   A stop transfer order will be placed with
the Company, as well as with any transfer agent appointed by the Company, preventing the transfer of any Shares acquired pursuant to the exercise of an option pending a determination by the Board of Directors of the Company of compliance with the terms and conditions of the Plan.

Section 15. AVAILABILITY OF INFORMATION. The Company shall furnish each Optionee with (a) a copy of the Plan and (b) a copy of financial statements contained in the Company's annual report to shareholders or a copy of the financial statements contained in annual report on Form 10-K at the time the option agreement provided for in Section 6.1 is executed by the Optionee and
(c) copies of the Company's financial statements contained in each subsequent annual report to shareholders or annual report on Form 10-K on or about the same date as such report shall be filed with the Securities and Exchange Commission but, in no event, later than 120 days after the end of the Company's most recent fiscal year.

Section 16. CONDITIONS OF EMPLOYMENT. Participation in or eligibility for participation in the Plan shall not confer upon any employee the right to be continued as an employee of the Company or any of its subsidiaries and the Company and its participating subsidiaries hereby expressly reserve the right to terminate the employment of any employee, with or without cause, as if the Plan and any options granted pursuant to it were not in effect.

IN WITNESS WHEREOF, the Company has caused the Plan to be executed by its duly authorized officers this 20{th} day of February, 1991.

MID-WISCONSIN FINANCIAL SERVICES, INC.

By:  Ronald D. Isaacson, President

ATTEST:

By:  Ruth M. Zuleger, Secretary

                                                                    EXHIBIT 21.1

                      SUBSIDIARIES OF THE REGISTRANT

SUBSIDIARY              STATE OF INCORPORATION

Mid-Wisconsin Bank      Wisconsin

Successor in interest by merger as of
March 24, 1994:

Mid-Wisconsin Bank of Medford

Mid-Wisconsin Bank of Colby

Mid-Wisconsin Neillsville Bank

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

We hereby consent to the incorporation by reference in Registration Statement No. 33-37264 on Form S-8 pertaining to the Mid-Wisconsin Financial Services, Inc. Employee Stock Purchase Plan, 1999 Stock Option Plan and 1991 Employee Stock Option Plan of our report, dated January 24, 2001, on our audits of the consolidated financial statements of Mid-Wisconsin Financial Services, Inc. as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000 which is included in this Annual Report on Form 10-K.

WIPFLI ULLRICH BERTELSON LLP



March 23, 2001
Wausau, Wisconsin