Form 10-Q
period 2001-03-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2001-05-15
CIK 785024

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

As of May 7, 2001, there were 1,695,452 shares of $.10 par value common stock outstanding.

                  MID-WISCONSIN FINANCIAL SERVICES, INC.


                                   INDEX


PART I. FINANCIAL INFORMATION                                        PAGE

        Item 1. Financial Statements

                Consolidated Balance Sheets
                March 31, 2001 and December 31, 2000                   3

                Consolidated Statements of Income
                Three Months Ended March 31, 2001 and 2000             4

                Consolidated Statements of Changes in
                Stockholders' Equity
                Three Months Ended March 31, 2001                      5

                Consolidated Statements of Cash Flows
                Three Months Ended March 31, 2001 and 2000             6


                Notes to Consolidated Financial Statements             7

        Item 2. Management's Discussion and Analysis of
                Financial Conditions and Results of
                Operations                                            8-15


        Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                                     16

PART II. OTHER INFORMATION



        Item 6. Exhibits and Reports of Form 8-K                     16-17

                Signatures                                            17


                            PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                         Mid-Wisconsin Financial Services, Inc.
                                   and Subsidiary
                              Consolidated Balance Sheet

                                                               March 31, 2001     December 31, 2000
                                                                   (unaudited)
ASSETS

Cash and due from banks                                               $12,254,090       $14,126,994
Interest-bearing deposits in other financial institutions                  18,807            18,574
Federal funds sold                                                      4,015,266                 0
Investment securities available for sale -At fair value                69,825,918        70,852,293
Loans held for sale                                                       607,880           169,600
Loans receivable, net of allowance for credit losses of
  $2,715,165 in 2001 and $2,593,099 in 2000                           224,466,259       224,348,597
Accrued interest receivable                                             2,192,889         2,156,122
Premises and equipment                                                  6,159,672         6,287,659
Goodwill and purchased intangibles                                      1,727,370         1,816,745
Other assets                                                              967,749         1,325,160

TOTAL ASSETS                                                         $322,235,900      $321,101,744


LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing deposits                                          $29,876,434       $32,155,566
Interest-bearing deposits                                             220,198,407       212,534,981
  Total Deposits                                                      250,074,841       244,690,547

Short-term borrowings                                                  23,644,814        25,958,753
Long term borrowings                                                   16,200,000        16,200,000
Accrued expenses and other liabilities                                  3,829,481         3,907,350
Total Liabilities                                                     293,749,136       290,756,650

Stockholders' equity:
  Common stock-Par value $.10 per share:
      Authorized              -  6,000,000 shares in 2001 & 2000
      Issued & outstanding    -  1,695,452 shares in 2001                 169,545
                              -   1,811,356 shares in 2000                                  181,136
Additional paid-in capital                                             10,947,535        11,698,317
Retained earnings                                                      16,522,374        18,219,726
Accumulated other comprehensive income, net of tax                        847,310           245,915
Total Stockholders' Equity                                             28,486,764        30,345,094

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $322,235,900      $321,101,744

The accompanying notes to consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                               Mid-Wisconsin Financial Services, Inc.
                                          and Subsidiary
                                Consolidated Statements of Income
                                           (Unaudited)
                                                       March 31, 2001    March 31, 2000
Interest income
  Interest and fees on loans                              $5,033,087       $4,714,258
  Interest and dividends on investment securities:
     Taxable                                                 886,780          803,190
     Tax-exempt                                              208,250          192,230
  Other interest and dividend income                          58,217           25,873
Total interest income                                      6,186,334        5,735,551

Interest expense
  Deposits                                                 2,751,994        2,262,356
  Short-term borrowings                                      320,290          322,975
  Long-term borrowings                                       240,899          292,211
Total interest expense                                     3,313,183        2,877,542

Net Interest income                                        2,873,151        2,858,009
Provision for credit losses                                  135,000           80,000

Net interest income after provision
  for credit losses                                        2,738,151        2,778,009

Noninterest income:
  Service fees                                               193,179          168,976
  Trust service fees                                         168,797          165,867

  Investment product commissions                              59,109           88,855
  Other operating income                                     157,413          121,817
Total noninterest income                                     578,498          545,515

Noninterest expenses:
  Salaries and employee benefits                           1,194,054        1,226,759
  Occupancy                                                  322,729          336,046
  Data processing & information systems                      118,879          112,190
  Goodwill & core deposit intang amortization                 89,375           84,942
  Other operating                                            479,736          532,565
Total noninterest expenses                                 2,204,773        2,292,502

Income before income taxes                                 1,111,876        1,031,022
Provision for income taxes                                   276,687          282,329

Net income                                                  $835,189         $748,693

Basic and diluted earnings per share                           $0.49            $0.41

Cash dividends declared per share                              $0.20            $0.20

The accompanying notes to consolidated financial statements are integral part of these statements.

ITEM 1.  Financial Statements Continued:

                               Mid-Wisconsin Financial Services, Inc.
                      Consolidated Statement of Changes in Stockholders' Equity
                                           (Unaudited)

                                                                         Accumulated
                                               Additional                    Other
                                Common Stock    Paid-In       Retained   Comprehensive
                                   Amount       Capital       Earnings   Income (Loss)    Totals
Balance, December 31, 2000        $181,136    $11,698,317    $18,219,726    $245,915    $30,345,094


Comprehensive Income:
 Net Income                                                      835,189                    835,189
 Unrealized gain on securities
   for sale, net of tax                                                      601,395        601,395

 Total comprehensive income                                                               1,436,584

Proceeds from stock options             21          5,140                                     5,161
Repurchase of common stock         (11,612)      (755,922)    (2,193,450)                (2,960,984)
Cash dividends declared $.20
  per share                                                     (339,091)                  (339,091)

Balance March 31, 2001            $169,545    $10,947,535    $16,522,374    $847,310    $28,486,764

The accompanying notes to consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                                 Mid-Wisconsin Financial Services, Inc.
                                            and Subsidiary
                                 Consolidated Statements of Cash Flows
                               Three Months Ended March 31, 2001 and 2000
                                              (Unaudited)

                                                                               2001           2000

Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                                              $835,189       $748,693
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for depreciation and net amortization                       297,823        300,324
        Provision for credit losses                                           135,000         80,000
        Proceeds from sales of loans held for sale                          2,160,110      2,719,140
        Gain on sale of loans held for sale                                   (28,060)        (4,620)
        Originations of loans held for sale                                (2,570,330)      (346,350)
        Gain on premises and equipment disposals                               (3,000)        (1,586)
        FHLB stock dividends                                                  (26,000)
        Changes in operating assets and liabilities:
        Other assets                                                          (27,305)        85,506
        Other liabilities                                                     (77,869)       533,465
  Net cash provided by operating activities                                   695,558      4,114,572
  Cash flows from investing activities:
     Securities available for sale:
          Proceeds from maturities                                         14,238,970      1,843,976
          Payment for purchases                                           (12,245,065)    (4,509,536)
     Net increase in loans                                                   (250,165)    (6,345,819)
     Net increase in interest-bearing deposits
        in other institutions                                                    (233)        (2,942)
     Net increase in federal funds sold                                    (4,015,266)
     Capital expenditures                                                     (75,145)      (100,417)
     Proceeds from sale of equipment                                            3,000          2,550
     Proceeds from sale of other real estate                                                     525
  Net cash used in investing activities                                    (2,343,904)    (9,111,663)
  Cash flows from financing activities:
     Net decrease in noninterest-bearing deposits                          (2,279,132)    (1,154,394)
     Net increase in interest-bearing deposits                              7,663,426      3,121,788
     Proceeds from exercise of stock options                                    5,161
     Payment for repurchase of common stock                                (2,960,984)      (412,236)
     Net decrease in short-term borrowing                                  (2,313,939)      (818,290)
     Dividends paid                                                          (339,090)      (364,944)
   Net cash provided by financing activities                                 (224,559)       371,924
Net decrease in cash and due form banks                                    (1,872,904)    (4,625,168)
Cash and due from banks at beginning                                       14,126,994     16,400,484
Cash and due from banks at end                                            $12,254,090    $11,775,316

  Supplemental cash flow information:                                          2001           2000
     Cash paid during the year for:
          Interest                                                         $3,822,918     $2,779,102
          Income taxes                                                          $-           $26,000
  Supplemental schedule of non-cash investing and financing activities:
          Loans transferred to other real estate                                $-             $-
          Loans charged off                                                  $111,845        $52,305
          Loans made in connection with the disposition of other real
              estate                                                            $-             $-

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in the Company's 2000 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.

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

NOTE 2 - EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding which includes the common stock equivalents applicable to shares issuable under the stock options granted.


                                       Three Months Ended March 31,
                                            2001        2000
 Net income available to common
      stockholders                        $835,189    $748,693

 Weighted average shares outstanding     1,707,218   1,814,022

 Basic earnings per share                    $0.49       $0.41

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

The assumptions, risks and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statements Regarding Forward Looking Information" in Part I of the Company's Form 10-K for the year ended December 31, 2000 and, from time to time, in the Company's other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS - SUMMARY

Net income for the first three months ended March 31, 2001 totaled $835,000 or $0.49 for basic and diluted earnings per share. Comparatively, net income for the first three months ended March 31, 2000 was $749,000 or $0.41 for basic and diluted earnings per share. Operating results for the first quarter 2001 generated an annualized return on average assets of 1.03% and an annualized return on average equity of 11.59%, compared to .98% and 10.60% for the comparable period in 2000. The net interest margin for first quarter 2001 was
3.96 % compared to 4.17% for the comparable quarter in 2000.

Table 1: Summary Results of Operations
(dollars in thousands, except per share data)

                                           March 31,   Dec. 31,  Sept. 30,  June 30,  March 31,
                                              2001      2000       2000       2000       2000
Earnings and Dividends:
Net interest income                         $2,873     $2,807     $2,789     $2,851     $2,858
Provision for credit losses                   $135       $120       $120        $80        $80
Other noninterest income                      $578       $583       $620       $555       $546
Other noninterest expense                   $2,205     $2,068     $2,119     $2,178     $2,293
Net income                                    $835       $942       $837       $821       $749
Per common share
   Basic and diluted earnings                $0.49      $0.52      $0.46      $0.45      $0.41
   Dividends declared                        $0.20      $0.20      $0.20      $0.60      $0.20
   Book Value                               $16.80     $16.75     $16.04     $15.56     $15.68
Average common shares (000's)                1,707      1,812      1,814      1,814      1,814
Dividend payout ratio                        40.60%     38.43%     43.27%    132.30%     48.74%
Balance Sheet Summary:
At quarter end:
   Loans net of unearned income           $227,181  $226,942    $228,236   $228,225   $221,371
   Assets                                 $322,236  $321,102    $319,056   $314,909   $309,235
   Deposits                               $250,075  $244,691    $236,930   $231,631   $232,137
   Stockholders' equity                    $28,487   $30,345     $29,033    $28,172    $28,368
Average balances:
   Loans net of unearned income           $226,812  $228,040    $228,881   $225,681   $218,564
   Assets                                 $322,747  $319,182    $317,557   $313,327   $307,118
   Deposits                               $248,284  $240,336    $239,907   $230,378   $231,901
   Stockholders' equity                    $28,809   $29,360     $28,469    $27,979    $28,265
Performance Ratios:
Return on average assets                      1.03%     1.18%       1.05%      1.05%      0.98%
Return on average common equity              11.59%    12.83%      11.76%     11.74%     10.60%
Tangible equity to assets                     8.42%     8.67%       8.40%      8.34%      8.57%
Total risk-based capital                     12.13%    13.17%      12.82%     12.67%     12.82%
Net loan charge-offs as a percentage
   of average loans                          0.006%    0.002%      0.029%     0.006%     0.004%
Nonperforming assets as a percentage
   of loans and other real estate             0.80%     0.97%       0.70%      0.54%      0.29%
Net interest margin                           3.96%     3.91%       3.93%      4.07%      4.17%
Efficiency ratio(1)                          61.69%    58.84%      59.91%     61.62%     64.97%
Fee revenue as a percentage of
   average assets                             0.17%     0.18%       0.17%      0.17%      0.17%
Stock Price Information:
High                                        $22.50    $25.75      $26.00     $27.00     $27.50
Low                                          21.00     21.50       25.75      27.00      27.00
Market value at quarter end (2)              21.00     22.00       25.75      27.00      27.00

(1) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2) The quotations reflect bid prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

NET INTEREST INCOME

Net interest income on a fully taxable equivalent basis for the three months ended March 31, 2001 was $3.0 million, up .4% over the comparable quarter last year. The net interest margin was 3.96% for March 31, 2001, down 21 basis points from 4.17% from the comparable quarter last year.

Average earning assets grew $15.7 million from the first quarter 2000, while average interest-bearing liabilities grew $16 million. Earning asset growth occurred in loans, up an average of $8.2 million or 3.8%, and in investments, up $7.5 million or 11.0% (of which $2.5 million was in fed funds sold). Interest-bearing liability growth was principally in interest bearing demand deposits up an average $6.6 million or 11.3%, and time deposits up $13.1 million or 10.7%. Wholesale funding decreased $1.8 million; this funding source represented 15.9% of total interest-bearing liabilities during first quarter 2001 compared to 17.7% in first quarter 2000.

Fully taxable equivalent net interest income and net interest margin exhibited compression from the rising rate environment and competitive pricing pressures experienced by the Company in 2000. The Company offered short-term, high
yielding time deposit products to attract or retain deposits.   As a result the
Company became liability sensitive and had few variable rate assets.

The net interest margin was 3.96% for March 31, 2001, down 21 basis points from 4.17% from the comparable quarter last year. The interest rate spread dropped 21 basis points, attributable to a 17 point basis point rise in the yield on earning assets and a 38 basis point increase in the rate on interest bearing liabilities. Yields on average earning assets increased to 8.35% compared to 8.18% in 2000. However, the costs for interest bearing liabilities increased to 5.08% from 4.70% in 2000.

Table 2:  Net Interest Income Analysis
(dollars in thousands)

                                               Three months ended March 31, 2001      Three months ended March 31, 2000
                                              Average     Interest        Average    Average     Interest        Average
                                              Balance   Income/expense  Yield/Rate   Balance   Income/expense  Yield/Rate
Assets

Loans (2) (3)                                $226,812       $5,048       8.90%       $218,564       $4,740       8.68%
Investments and other                          75,480        1,260       6.68%         67,982        1,120       6.59%
  Total earning assets                       $302,291       $6,308       8.35%       $286,545       $5,861       8.18%
Other assets, net                              20,456                                  20,572

  Total assets                               $322,747                                $307,118

Liabilities & Equity:

Interest-bearing deposits                    $219,347       $2,752       5.02%       $201,522       $2,262       4.49%
Wholesale funding                              41,504          561       5.41%         43,344          615       5.68%

  Total interest-bearing liabilities         $260,850       $3,313       5.08%       $244,866       $2,878       4.70%

Demand deposits                                28,937                                  30,379
Other liabilities                               4,151                                   3,608
Stockholders' equity                           28,809                                  28,265

  Total liabilities and equity               $322,747                                $307,118

Interest rate spread (1)                                                 3.27%                                  3.48%
Net interest income
     and net interest margin (1)                            $2,995       3.96%                     $2,983       4.17%

BALANCE SHEET

At March 31, 2001, total assets were $322.2 million, an increase of $13.0 million, or 4.2%, over March 31, 2000. Total deposits increased $17.9 million or 7.7%. Since year-end 2000, total assets grew $1.1 million. Historically, the trend has been that loans experience little growth during the first quarter compared to the other quarters due mainly to the winter climate in Wisconsin.

Table 3:  Period End Loan Composition
          (dollars in thousands)

                                                 March 31,     % of        March 31,      % of         Dec. 31,      % of
                                                   2001        total         2000         total          2000        total
Commercial and financial                         $44,057       19.34%       $45,198       20.40%       $42,772       18.83%
Construction loans                                 3,815        1.67%         4,093        1.85%         4,200        1.85%
Agricultural                                      39,037       17.14%        40,269       18.18%        41,436       18.24%
Real estate                                      130,315       57.21%       121,033       54.63%       127,287       56.05%
Installment loans to individuals                  10,330        4.54%        10,713        4.83%        11,178        4.92%
Lease financing                                      236        0.10%           245        0.11%           239        0.11%

Total loans (including loans held for sale)     $227,789      100.00%      $221,550      100.00%      $227,111      100.00%


Table 4:  Period End Deposit Composition
          (dollars in thousands)

                     March 31,      % of        March 31,     % of        Dec. 31,       % of
                       2001         total         2000        total         2000         total
Demand               $29,876       11.95%       $29,461       12.69%       $32,156       13.14%
NOW                   18,313        7.32%        18,666        8.04%        19,141        7.82%
Money Market          47,973       19.18%        39,185       16.88%        42,912       17.54%
Savings               18,162        7.26%        19,581        8.44%        18,488        7.56%
Brokered CDs             500        0.21%           699        0.30%           500        0.20%
Other time           135,251       54.08%       124,545       53.65%       131,494       53.74%

Total Deposits      $250,075      100.00%      $232,137      100.00%      $244,691      100.00%

ALLOWANCE FOR CREDIT LOSSES

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

As of March 31, 2001, the allowance for credit losses was $2.7 million, representing 1.21% of loan outstanding, compared to $2.4 million, or 1.06%, at March 31, 2000, and $2.6 million, or 1.14% at year-end 2000. At March 31, 2001, the allowance for credit losses was 129% of nonperforming loans compared to 248% and 103% at March 31 and December 31, 2000.

Table 5:  Allowance for Credit Losses and Nonperforming Assets
(dollars in thousands)

                                                 At and for the     At and for the
                                               three months ended     Year ended
                                                     March 31,        December 31,
                                                 2001        2000         2000
Allowance for credit losses at
  beginning of period                          $2,593       $2,286       $2,286
Provision for loan losses                         135           80          400
Recoveries on loans                                99           44          100
Loans charged off                                (112)         (52)        (193)

Allowance for losses at end of period          $2,715       $2,358       $2,593
NONPERFORMING ASSETS:
Nonaccrual loans                               $1,822         $645       $2,208
Accruing loans past due
     90 days or more                               29            7           24
Restructured loans                                251          297          295
Total non-performing
   Loans                                        2,102          949        2,527

Other real estate owned                            95           70           98
Total nonperforming assets                     $2,197       $1,019       $2,625


Management is not aware of any additional loans that represent material credits or of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Management believes the allowance for credit losses to be adequate at March 31, 2001. While management uses available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions.

NONPERFORMING LOANS AND OTHER REAL ESTATE OWNED

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

Total non-performing loans at March 31, 2001 were down $425,000 from year-end 2000, and up $1.1 million from March 31, 2000. Nonaccrual loans increased primarily in commercial and agricultural loans, up approximately $868,000 and $240,000 respectively.

Other real estate owned was $95,000 at March 31, 2001, constant from year-end 2000 and up slightly for March 31, 2000.

LIQUIDITY

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's need for cash. The Company manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. Deposit growth is the primary source of liquidity. Deposits as a percentage of total funding sources were 86.3% for first quarter 2001 and 83.7% for first quarter 2000. Wholesale funding represents the balance of the Company's total funding needs. The primary wholesale funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses, and public entities, and brokered CDs.

CAPITAL

Stockholders' equity at March 31, 2001 increased to $28.5 million, compared to $28.4 million at March 31, 2000. The change in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with decreases to equity from the payment of dividends and the repurchase of common stock. Stockholders' equity at March 31, 2001, included an $847,000 equity component related to unrealized gains on securities available-for-sale, net of the tax effect. At March 31, 2000, stockholders' equity included ($903,000) related to unrealized losses on securities available-for-sale, net of the tax effect.

The net decrease of stockholders' equity was $1.8 million since year-end 2000. The decrease in equity between the two periods was primarily due to the Company's self-tender offer to purchase up to 90,557 shares and the right to expand its offer and purchase up to 7% of its issued and outstanding common stock for $25.50 per share. The tender-offer expired on January 31, 2001. The company accepted 116,117 shares of its common stock for repurchase in connection with its tender offer. The shares repurchased represented approximately 6.4% of the shares outstanding immediately prior to the tender offer. As a result of the completion of the tender offer of common stock during first quarter 2001 stockholders' equity decreased $3 million. Additionally, stockholders' equity at year-end, included a $246,000 equity component related to unrealized gains on securities available-for-sale, net of the tax effect.

Cash dividends of $0.20 per share were paid in the first quarter of 2001, representing a payout ratio of 40.60% for the quarter.

The adequacy of the Company's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of March 31, 2001 the Company's tier 1 risk-based capital ratio, total risk-based capital, and tier 1 leverage ratio were well in excess of regulatory minimums.

Table 6:  Capital Ratios

                                Tier 1 Capital   Total Capital
March 31, 2001                       10.98%           12.13%
December 31, 2000                    12.06%           13.17%
March 31, 2000                       11.79%           12.82%
Regulatory minimum requirements       4.00%            8.00%

NON-INTEREST INCOME

Non-interest income for first quarter 2001 was $578,000, up 6.0% over first quarter 2000. Primary components impacting the change between comparable quarters were service fees on deposit accounts and other operating income (which increased $60,000) and investment product commissions (which decreased $30,000).

Table 7:  Noninterest Income
(dollars in thousands)

                                   March 31,  March 31,  Dollar    Percent
                                      2001      2000     Change     Change
Service fees on deposit accounts     $193       $169       $24       14.3%
Trust service fees                    169        166         3        1.8%
Investment product commissions         59         89       (30)     -33.5%
Other operating income                157        122        36       29.2%
   Total noninterest income          $578       $546       $33        6.0%

Service fees on deposit accounts and other operating income increased $60,000 between comparable first quarter periods, primarily due to a profit improvement initiative implemented in 2000. During first quarter 2001 refinancing of real estate loans to the secondary market has increased other loan income $24,000 over first quarter 2000.

Investment product commissions consist of annuity sales, brokerage services, mutual fund sales, life insurance commissions, and self-directed IRA fees. Investment product commissions decreased $30,000, or 33.5% versus first quarter 2000. Investment product commissions are based on the fair market value of assets under management. Due to the decrease in yields of the equity market during fourth quarter 2000, the fair market value of assets under management were down during first quarter 2001.

NON-INTEREST EXPENSE

Non-interest expense remained relatively unchanged between comparable periods, at $2.2 million for first quarter March 2001.

Table 8:  Noninterest Expense
(dollars in thousands)

                                                March 31,    March 31,   Dollar     Percent
                                                  2001         2000      Change      Change
Salaries & employee benefits                    $1,194       $1,227       ($33)       -2.67%
Occupancy                                          323          336        (13)       -3.96%
Data processing & information systems              119          112          7         5.96%
Goodwill & core deposit intang amortization         89           85          4         5.22%
Other operating                                    480          533        (53)       -9.92%
   Total noninterest expense                    $2,205       $2,293       ($88)       -3.83%

Salaries and employee benefits decreased $33,000 or 2.67% between the comparable first quarter periods. The number of full time equivalent employees decreased to 128 at March 31, 2001 compared to 135 at March 31, 2000.
Occupancy expense decreased in first quarter 2001 due to the decrease in equipment depreciation, and related maintenance expenses. Other operating expense decreased $53,000 from first quarter 2000. The decrease is an effort implemented in 2001 to control overhead expenses.

ACCOUNTING DEVELOPMENTS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under this SFAS, the Company must recognize all material derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in fair value are generally recognized in earnings in the period of the change. The adoption of SFAS No. 133 did not have an impact on the Company's financial condition or results of operations.

             ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISK

There was no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 2000.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits required by Item 601 of Regulation S-K

The following exhibits are filed as part of this quarterly report on Form 10-Q.

4.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit
4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

4.2 Bylaws, as amended September 20, 1995 (incorporated by reference to Exhibit
4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.1* Mid-Wisconsin Financial Services, Inc. 1991 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.2* Mid-Wisconsin Financial Services, Inc. Directors' Deferred Compensation Plan as last amended July 19, 2000 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.3* Director Retirement Benefit Policy (incorporated by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.4* 1999 TeamBank Bonus Plan (incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.5 Mid-Wisconsin Financial Services, Inc. Employee Stock Purchase Plan (incorporated by reference to exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)

10.6* Mid-Wisconsin Financial Services, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)

22.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

*Denotes Executive Compensation Plans and Arrangements

(b)  Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter for which this Form 10-Q is filed.

                             SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MID-WISCONSIN FINANCIAL SERVICES, INC.



Date   May 15, 2001                        GENE C. KNOLL
                                           Gene C. Knoll, President
                                           (Principal Executive Officer)

Date   May 15, 2001                        RHONDA R. KELLEY
                                           Rhonda R. Kelley, Controller
                                           (Principal Accounting Officer)