Form 10-Q
period 2001-06-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2001-08-14
CIK 785024

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED   JUNE 30, 2001

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

As of August 7, 2001, there were 1,695,452 shares of $.10 par value common stock outstanding.

                  MID-WISCONSIN FINANCIAL SERVICES, INC.


                                   INDEX


PART I. FINANCIAL INFORMATION                                PAGE

        Item 1. Financial Statements

                Consolidated Balance Sheets
                June 30, 2001 and December 31, 2000            3

                Consolidated Statements of Income
                Three Months Ended June 30, 2001 and 2000
                And Six Months Ended June 30, 2001 and 2000    4

                Consolidated Statements of Changes in
                Stockholders' Equity
                Six Months Ended June 30, 2001                 5

                Consolidated Statements of Cash Flows
                Six Months Ended June 30, 2001 and 2000        6


                Notes to Consolidated Financial Statements     7

        Item 2. Management's Discussion and Analysis of
                Financial Conditions and Results of
                Operations                                    8-16


        Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                             16

PART II. OTHER INFORMATION



        Item 6. Exhibits and Reports of Form 8-K             16-17

                Signatures                                    18

                Exhibit Index

                      PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                 Mid-Wisconsin Financial Services, Inc.
                             and Subsidiary
                        Consolidated Balance Sheet
                                                                    June 30, 2001     December 31, 2000
                                                                      (unaudited)
ASSETS
Cash and due from banks                                              $13,522,860          $14,126,994
Interest-bearing deposits in other financial institutions                 30,899               18,574
Federal funds sold                                                     2,866,908                    0
Investment securities available for sale -At fair value               72,167,986           70,852,293
Loans held for sale                                                      494,200              169,600
Loans receivable, net of allowance for credit losses of
  $2,791,851 in 2001 and $2,593,099 in 2000                          226,097,745          224,348,597
Accrued interest receivable                                            1,983,810            2,156,122
Premises and equipment                                                 6,013,869            6,287,659
Goodwill and purchased intangibles                                     1,637,995            1,816,745
Other assets                                                             818,825            1,325,160

TOTAL ASSETS                                                        $325,635,097         $321,101,744



LIABILITIES AND STOCKHOLDERS' EQUITY


Noninterest-bearing deposits                                         $30,413,635          $32,155,566
Interest-bearing deposits                                            220,445,164          212,534,981
  Total Deposits                                                     250,858,799          244,690,547

Short-term borrowings                                                 29,492,473           25,958,753
Long term borrowings                                                  13,200,000           16,200,000
Accrued expenses and other liabilities                                 3,616,842            3,907,350
Total Liabilities                                                    297,168,114          290,756,650

Stockholders' equity:
  Common stock-Par value $.10 per share:
      Authorized           - 6,000,000 shares in 2001 & 2000
      Issued & outstanding - 1,695,452 shares in 2001                   169,545
                           - 1,811,356 shares in 2000                                         181,136
Additional paid-In capital                                           10,947,535            11,793,561
Retained earnings                                                    16,406,586            18,124,482
Accumulated other comprehensive income, net of tax                      943,317               245,915
Total Stockholders' Equity                                           28,466,983            30,345,094

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $325,635,097          $321,101,744

The accompanying notes to consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                                      MID-WISCONSIN FINANCIAL SERVICES, INC.
                                                  and Subsidiary
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)
                                                         Three months ended                 Six Months Ended
                                                     June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
Interest income
  Interest and fees on loans                           $4,911,712      $5,008,071      $9,944,799      $9,722,329
  Interest on investment securities:
     Taxable                                              860,322         801,176       1,747,102       1,604,366
     Tax-exempt                                           211,856         204,504         420,106         396,734
  Other interest and dividend income                       46,532           4,773         104,749          30,646
Total interest income                                   6,030,422       6,018,524      12,216,756      11,754,075

Interest expense
  Deposits                                              2,532,817       2,400,363       5,284,811       4,662,719
  Short-term borrowings                                   232,328         480,709         552,618         803,684
  Long-term borrowings                                    226,496         286,442         467,395         578,653
Total interest expense                                  2,991,641       3,167,514       6,304,824       6,045,056

Net Interest income                                     3,038,781       2,851,010       5,911,932       5,709,019
Provision for credit losses                               135,000          80,000         270,000         160,000

Net interest income after provision
  for credit losses                                     2,903,781       2,771,010       5,641,932       5,549,019

Noninterest income:
  Service fees                                            238,404         197,987         431,583         366,963
  Trust Service fees                                      169,418         165,507         338,215         331,374
  Net realized gain on sale of securities available
  for sale                                                 62,500               0          62,500               0
  Investment product commissions                           47,939          57,329         107,048         146,184
  Other operating income                                  180,993         133,893         338,406         255,710
Total noninterest income                                  699,254         554,716       1,277,752       1,100,231

Noninterest expenses:
  Salaries and employee benefits                        1,184,515       1,150,574       2,378,569       2,377,333
  Occupancy                                               331,966         311,669         654,695         647,715
  Data Processing & Information Systems                   110,198         115,719         229,077         227,909
  Goodwill & Core Deposit Intang Amortization              89,375          84,941         178,750         169,883
  Other operating                                         705,540         515,213       1,185,276       1,047,778
Total noninterest expenses                              2,421,594       2,178,116       4,626,367       4,470,618

Income before income taxes                              1,181,441       1,147,610       2,293,317       2,178,632
Provision for income taxes                                279,958         326,435         556,645         608,764

Net income                                               $901,483        $821,175      $1,736,672      $1,569,868

Basic and diluted earnings per share                        $0.53           $0.45           $1.01           $0.87

Cash dividends declared per share                           $0.60           $0.60           $0.80           $0.80

The accompanying notes to consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                                   Mid-Wisconsin Financial Services, Inc.
                        Consolidated Statement of Changes in Stockholders' Equity
                                               (Unaudited)
                                                                                     Accumulated
                                                     Additional                          Other
                                   Common Stock       Paid-In           Retained     Comprehensive
                                       Amount         Capital           Earnings     Income (Loss)       Totals
Balance, December 31, 2000           $181,136       $11,698,317       $18,219,726       $245,915       $30,345,094

Comprehensive Income:
 Net Income                                                             1,736,672                        1,736,672
 Unrealized gain on securities
   for sale, net of tax                                                                  697,402           697,402

 Total comprehensive income                                                                              2,434,074

Proceeds from stock options                21             5,140                                              5,161
Repurchase of common stock            (11,612)         (755,922)       (2,193,450)                      (2,960,984)
Cash dividends declared $.80
  per share                                                            (1,356,362)                      (1,356,362)

Balance, June 30, 2001               $169,545       $10,947,535       $16,406,586       $943,317       $28,466,983

The accompanying notes to consolidated financial statements are an integral  part of these statements.

ITEM 1.  Financial Statements Continued:

                                   Mid-Wisconsin Financial Services, Inc.
                                             and Subsidiary
                                   Consolidated Statements of Cash Flows
                                  Six Months Ended June 30, 2001 and 2000
                                             (Unaudited)

                                                                                  2001             2000
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                                                $1,736,672       $1,569,867
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for depreciation and net amortization                           574,891          593,803
        Provision for credit losses                                               270,000          160,000
        Proceeds from sales of loans held for sale                              5,788,295        1,031,207
        Gain on sale of loans held for sale                                       (65,500)         (17,277)
        Originations of loans held for sale                                    (6,047,395)      (1,185,930)
        Gain on sale of investment securities available-for-sale                  (62,500)
        (Gain) loss on premises and equipment disposals                            25,416           (7,815)
        FHLB stock dividends                                                      (48,700)
        Changes in operating assets and liabilities:
        Other assets                                                              154,481           12,604
        Other liabilities                                                        (290,508)         249,813
  Net cash provided by operating activities                                     2,035,152        2,406,272
  Cash flows from investing activities:
     Securities available for sale:
          Proceeds from sales                                                     562,500
          Proceeds from maturities                                             20,590,690        6,214,852
          Payment for purchases                                               (21,267,340)      (7,029,607)
     Net increase in loans                                                     (1,996,136)     (10,714,024)
     Net increase in interest-bearing deposits
        in other institutions                                                     (12,325)          (2,011)
     Net increase in federal funds sold                                        (2,866,908)             -
     Capital expenditures                                                        (114,038)        (180,545)
     Proceeds from sale of premises and equipment                                  74,484            7,815
     Proceeds from sale of other real estate                                          -                525
  Net cash used in investing activities                                        (5,029,073)     (11,702,995)
  Cash flows from financing activities:
     Net decrease in noninterest-bearing deposits                              (1,741,931)      (2,102,375)
     Net increase in interest-bearing deposits                                  7,910,183        3,563,139
     Proceeds from exercise of stock options                                        5,161           12,598
     Payment for repurchase of common stock                                    (2,960,984)        (412,236)
     Net increase in short-term borrowings                                      3,533,720        8,841,813
     Principal payments on long-term borrowings                                (3,000,000)      (3,000,000)
     Dividends paid                                                            (1,356,361)      (1,451,002)
   Net cash provided by financing activities                                    2,389,787        5,451,937
Net decrease in cash and cash equivalents                                        (604,134)      (3,844,786)
Cash and due from banks at beginning                                           14,126,994       16,400,484
Cash and due from banks at end                                                $13,522,860      $12,555,698

  Supplemental cash flow information:                                              2001            2000
     Cash paid during the year for:
          Interest                                                             $6,817,320       $5,996,430
          Income taxes                                                           $755,941         $776,000
  Supplemental schedule of non-cash investing and financing activities:
          Loans transferred to other real estate                                  $56,070          $15,000
          Loans charged off                                                      $178,194          $77,110
          Loans made in connection with the sale of other real estate             $69,382             $-

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

                                     Three Months Ended June 30,    Six Months Ended June 30,
                                            2001        2000            2001       2000
Net income available to common
     stockholders                        $901,483    $821,175       $1,736,672  $1,569,868

Weighted average shares outstanding     1,695,452   1,814,102        1,719,181   1,814,160

Basic earnings per common share             $0.53       $0.45            $1.01       $0.87

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

RESULTS OF OPERATIONS - SUMMARY

Net income for the quartet ended June 30, 2001 totaled $901,000 or $0.53 for basic and diluted earnings per share. Comparatively, net income for the quarter ended June 30, 2000 was $821,000 or $0.45 for basic and diluted earnings per share. Operating results for the second quarter 2001 generated an annualized return on average assets of 1.12% and an annualized return on average equity of 12.81%, compared to 1.05% and 11.74% for the comparable period in 2000. The net interest margin for second quarter 2001 was 4.39% compared to 4.07% for the comparable quarter in 2000.

Table 1: Summary Results of Operations
(dollars in thousands, except per share data)
                                                June 30,     March 31,    Dec. 31,    Sept. 30,     June 30,
                                                  2001         2001         2000         2000         2000
Earnings and Dividends:
Net interest income                              $3,039       $2,873       $2,807       $2,789       $2,851
Provision for credit losses                        $135         $135         $120         $120          $80
Other noninterest income                           $699         $578         $583         $620         $555
Other noninterest expense                        $2,422       $2,205       $2,068       $2,119       $2,178
Net income                                         $901         $835         $942         $837         $821
Per common share
   Basic and diluted earnings                     $0.53        $0.49        $0.52        $0.46        $0.45
   Dividends declared                             $0.60        $0.20        $0.20        $0.20        $0.60
   Book Value                                    $16.79       $16.80       $16.75       $16.04       $15.56
Average common shares (000's)                     1,695        1,707        1,812        1,814        1,814
Dividend payout ratio                            112.84%       40.60%       38.43%       43.27%      132.30%
Balance Sheet Summary:
At quarter end:
   Loans net of unearned income                $228,890     $227,181     $226,942     $228,236     $228,225
   Assets                                      $325,635     $322,236     $321,102     $319,056     $314,909
   Deposits                                    $250,859     $250,075     $244,691     $236,930     $231,631
   Stockholders' equity                         $28,467      $28,487      $30,345      $29,033      $28,172
Average balances:
   Loans net of unearned income                $228,372     $226,812     $228,040     $228,881     $225,681
   Assets                                      $322,579     $322,747     $319,182     $317,557     $313,327
   Deposits                                    $250,685     $248,284     $240,336     $239,907     $230,378
   Stockholders' equity                         $28,134      $28,809      $29,360      $28,469      $27,979
Performance Ratios:
Return on average assets                           1.12%        1.03%        1.18%        1.05%        1.05%
Return on average common equity                   12.81%       11.59%       12.83%       11.76%       11.74%
Tangible equity to assets                          8.24%        8.42%        8.67%        8.40%        8.34%
Total risk-based capital                          12.07%       12.24%       13.17%       12.82%       12.67%
Net loan charge-offs as a percentage
   of average loans                               0.025%       0.006%       0.002%       0.029%       0.006%
Nonperforming assets as a percentage
   of loans and other real estate                  0.92%        0.80%        0.97%        0.70%        0.54%
Net interest margin                                4.39%        3.96%        3.91%        3.93%        4.07%
Efficiency ratio(1)                               62.66%       61.69%       58.84%       59.91%       61.62%
Fee revenue as a percentage of
   average assets                                  0.17%        0.17%        0.18%        0.17%        0.17%
Stock Price Information:
High                                             $23.25       $22.50       $25.75       $26.00       $27.00
Low                                              $20.12       $21.00       $21.50       $25.75       $27.00
Market value at quarter end (2)                  $23.25       $21.00       $22.00       $25.75       $27.00

(1) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%
    for all periods presented.
(2) The quotations reflect bid prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

NET INTEREST INCOME

Net interest income on a fully taxable equivalent basis for the three months ended June 30, 2001 was $3.3 million, up 11.3% over the comparable quarter last year. The net interest margin was 4.39% for June 30, 2001, up 32 basis points from 4.07% from the comparable quarter last year.

Average earning assets grew $9.5 million from the second quarter 2000, while average interest-bearing liabilities grew $7.7 million. Earning asset growth occurred in loans, up an average of $2.7 million or 1.2%, and in investments, up $6.8 million or 10.1%. Interest-bearing liability growth was principally in interest bearing demand deposits up an average $12.7 million or 23.1%, and time deposits up $8.2 million or 6.5%. Wholesale funding decreased $11.7 million; this funding source represented 15.2% of total interest-bearing liabilities during second quarter 2001 compared to 20.3% in second quarter 2000.

Fully taxable equivalent net interest income and net interest margin exhibited compression from the rising rate environment and competitive pricing pressures experienced by the Company in 2000. The Company offered short-term, high
yielding time deposit products to attract or retain deposits.   As a result the
Company became liability sensitive and had few variable rate assets.

The net interest margin was 4.39% for June 30, 2001, up 32 basis points from 4.07% from the comparable quarter last year. The interest rate spread increased 32 basis points, attributable to a 5 point basis point decrease in the yield on earning assets and a 42 basis point decrease in the rate on interest bearing liabilities. Yields on average earning assets decreased to 8.34% compared to 8.39% in 2000. The costs for interest bearing liabilities decreased to 4.60% from 5.02% in 2000.

Table 2:  Net Interest Income Analysis
(dollars in thousands)
                                         Three months ended June 30, 2001       Three months ended June 30, 2000
                                        Average     Interest      Average      Average      Interest      Average
                                        Balance  Income/expense  Yield/Rate    Balance   Income/expense  Yield/Rate
Assets

Loans                                  $228,372       $4,929       8.63%       $225,680       $5,032       8.92%
Investments and other                    74,007        1,228       6.64%         67,245        1,115       6.63%
  Total earning assets                 $302,379       $6,308       8.34%       $292,926       $6,147       8.39%
Other assets, net                        20,200                                  20,401

  Total assets                         $322,579                                $313,327

Liabilities & Equity:

Interest-bearing deposits              $220,649       $2,533       4.59%       $201,214       $2,400       4.77%
Wholesale funding                        39,466          459       4.65%         51,192          767       5.99%

  Total interest-bearing liabilities   $260,115       $2,992       4.60%       $252,406       $3,167       5.02%

Demand deposits                          30,036                                  29,164
Other liabilities                         4,294                                   3,778
Stockholders' equity                     28,134                                  27,979

  Total liabilities and equity         $322,579                                $313,327

Interest rate spread                                               3.74%                                   3.37%
Net interest income
     and net interest margin                          $3,316       4.39%                      $2,980       4.07%

BALANCE SHEET

At June 30, 2001, total assets were $325.6 million, an increase of $10.7 million, or 3.4%, over June 30, 2000. Total deposits increased $19.2 million or 8.3%. Since year-end 2000, total assets grew $4.5 million.

Table 3:  Period End Loan Composition
(dollars in thousands)
                                                June 30,   % of      June 30,   % of      Dec. 31,   % of
                                                  2001     total       2000     total       2000     total
Commercial and financial                        $44,976    19.61%    $46,649    20.42%    $42,772    18.83%
Construction loans                                4,631     2.02%      3,909     1.71%      4,200     1.85%
Agricultural                                     38,989    17.00%     40,492    17.72%     41,436    18.24%
Real estate                                     130,398    56.85%    125,911    55.12%    127,287    56.05%
Installment loans to individuals                 10,390     4.52%     11,243     4.92%     11,178     4.92%
Lease financing                                       0     0.00%        243     0.11%        239     0.11%

Total loans (including loans held for sale)    $229,384   100.00%   $228,447   100.00%   $227,111   100.00%

Table 4:  Period End Deposit Composition
(dollars in thousands)
                    June 30,   % of      June 30,   % of      Dec. 31,  % of
                      2001     total       2000     total       2000    total
Demand              $30,414    12.12%    $28,513    12.31%    $32,156    13.14%
NOW                  17,861     7.12%     16,840     7.27%     19,141     7.82%
Money Market         48,546    19.35%     35,177    15.19%     42,912    17.54%
Savings              18,533     7.39%     19,703     8.51%     18,488     7.56%
Brokered CDs            500     0.20%        500     0.21%        500     0.20%
Other time          135,005    53.82%    130,898    56.51%    131,494    53.74%

Total Deposits     $250,859   100.00%   $231,631   100.00%   $244,691   100.00%

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

As of June 30, 2001, the allowance for credit losses was $2.8 million, representing 1.2% of loan outstanding, compared to $2.4 million, or 1.1%, at June 30, 2000, and $2.6 million, or 1.14% at year-end 2000. At June 30, 2001, the allowance for credit losses was 117% of nonperforming loans compared to 158% and 103% at June 30 and December 31, 2000.

Table 5:  Allowance for Credit Losses and Nonperforming Assets
(dollars in thousands)
                                              At and for the    At and for the
                                             six months ended     Year ended
                                                 June 30,         December 31,
                                             2001        2000         2000
Allowance for credit losses at
  beginning of period                       $2,593      $2,286       $2,286
Provision for loan losses                      270         160          400
Recoveries on loans                            107          56          100
Loans charged off                             (178)        (77)        (193)

Allowance for losses at end of period       $2,792      $2,425       $2,593
NONPERFORMING ASSETS:
Nonaccrual loans                            $2,105      $1,234       $2,208
Accruing loans past due
     90 days or more                            22          19           24
Restructured loans                             252         281          295
Total non-performing
   loans                                     2,379       1,534        2,527

Other real estate owned                         76          85           98
Total nonperforming assets                  $2,455      $1,619       $2,625

Management is not aware of any additional loans that represent material credits or of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Management believes the allowance for credit losses to be adequate at June 30, 2001. While management uses available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions.

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

Total non-performing loans at June 30, 2001 were down $148,000 from year-end 2000, and up $845,000 from June 30, 2000. Other real estate owned was $76,000 at June 30, 2001, down $22,000 from year-end 2000 and down slightly from June 30, 2000.

LIQUIDITY

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's need for cash. The Company manages its liquidity to provide adequate funds to support borrowing needs and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. Deposit growth is the primary source of liquidity. Deposits as a percentage of total funding sources were 85.5% for second quarter 2001 and 81.7% for second quarter 2000. Wholesale funding represents the balance of the Company's total funding needs. The primary wholesale funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses, and public entities, and brokered CDs.

CAPITAL

Stockholders' equity at June 30, 2001 increased to $28.5 million, compared to $28.2 million at June 30, 2000. The change in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with decreases to equity from the payment of dividends and the repurchase of common stock. Stockholders' equity at June 30, 2001, included an $943,000 equity component related to unrealized gains on securities available-for-sale, net of the tax effect. At June 30, 2000, stockholders' equity included ($847,000) related to unrealized losses on securities available-for-sale, net of the tax effect.

The net decrease of stockholders' equity was $1.9 million since year-end 2000. The decrease in equity between the two periods was primarily due to the Company's purchase of 116,117 shares of its common stock in connection with its tender offer during the first quarter. The shares repurchased represented approximately 6.4% of the shares outstanding immediately prior to the tender offer. As a result of the completion of the tender offer of common stock during first quarter 2001 stockholders' equity decreased $3 million. Additionally, stockholders' equity at year-end, included a $246,000 equity component related to unrealized gains on securities available-for-sale, net of the tax effect.

Cash dividends of $0.60 per share were paid in the second quarter of 2001, representing a payout ratio of 112.8% for the quarter.

The adequacy of the Company's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of June 30, 2001 the Company's tier 1 risk-based capital ratio, total risk-based capital, and tier 1 leverage ratio were well in excess of regulatory minimums.

Table 6:  Capital Ratios
                             Tier 1 Capital  Total Capital
June 31, 2001                      10.90%        12.07%
December 31, 2000                  12.06%        13.17%
June 30, 2000                      11.63%        12.67%
Regulatory minimum requirements     4.00%         8.00%

NON-INTEREST INCOME

Non-interest income for second quarter 2001 was $699,000, up 25.9% over second quarter 2000. Primary components impacting the change between comparable quarters were service fees on deposit accounts, net realized gain on sale of securities available for sale and other operating income (which increased $47,000) and investment product commissions (which decreased $9,000).

Table 7:  Noninterest Income
(dollars in thousands)
                                2nd Quarter  2nd Quarter  Dollar  Percent
                                      2001       2000     Change  Change
Service fees on deposit accounts      $238       $198       $40     20.2%
Trust service fees                     169        166         3      1.8%
Net realized gain on sale of
     securities available for sale      63         -         63    100.0%
Investment product commissions          48         57        (9)   -15.8%
Other operating income                 181        134        47     35.1%
   Total noninterest income           $699       $555      $144     25.9%

Service fees on deposit accounts and other operating income increased $47,000 between comparable first quarter periods, primarily due to a profit improvement initiative implemented in 2000. During 2001 refinancing of real estate loans to the secondary market has increased other loan income $48,000 over 2000.

Investment product commissions consist of annuity sales, brokerage services, mutual fund sales, life insurance commissions, and self-directed IRA fees. Investment product commissions decreased $9,000, or 15.8% versus YTD 2000. Investment product commissions are based on the fair market value of assets under management. Due to the decrease in yields of the equity market during first quarter 2001, the fair market value of assets under management were down during 2001.

NON-INTEREST EXPENSE

Non-interest expense increased $244,000 between comparable periods, to $2.4 million at June 30, 2001.

Table 8:  Noninterest Expense
(dollars in thousands)
                                           2nd Quarter  2nd Quarter  Dollar  Percent
                                                2001         2000    Change  Change
Salaries & employee benefits                   $1,185      $1,150      $35    3.04%
Occupancy                                         332         312       20    6.41%
Data processing & information systems             110         116       (6)  -5.17%
Goodwill & core deposit intang amortization        89          85        4    4.71%
Other operating                                   706         515      191   37.09%
   Total noninterest expense                   $2,422      $2,178     $244   11.20%

Salaries and employee benefits increased $35,000 or 3.04% between the comparable periods. The number of full time equivalent employees increased to 133 at June 30, 2001 compared to 130 June 30, 2000. Occupancy expense increased in second quarter 2001 due to the increase in utility costs. Other operating expense increased $191,000 from second quarter 2000. The majority of the increase in other operating expense reflects a loss of $180,000.00 on a security held for investment as a result of an error in a trade execution. The Company is seeking reimbursement for the loss.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management, at this time, cannot determine the effect that adoption of SFAS No. 142 may have on the financial statements of the Corporation as the statement requires a comprehensive review of previous combinations accounted for under the purchase accounting method and an analysis of impairment as of the date of adoption. The impairment analysis for goodwill and other intangible assets with an indefinite useful life has not been completed. The impairment analysis will be completed within the timelines outlined in SFAS No. 142 which include an initial transitional goodwill impairment test to be completed by June 30, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK

There was no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 2000.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on April 24, 2001. The following matters were acted upon by the shareholders:

            MATTER                                   SHARES
                                                                Broker
   Election of Directors             For     Against  Withheld  Abstain  Non-Vote
1  Kim A. Gowey, DDS              1,287,306    N/A      24,301     N/A       0
   Brian B. Hallgren              1,288,139    N/A      23,468     N/A       0
   James F. Melvin                1,303,862    N/A       7,745     N/A       0
   Norman A. Hatelstad            1,300,614    N/A      10,993     N/A       0
   Robert J. Schoofs              1,300,614    N/A      10,993     N/A       0

2  Approval of the appointment
   of  independent auditors
   for year ending
   December 31, 2001              1,305,500    200        N/A     5,907      0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits required by Item 601 of Regulation S-K

The following exhibits have been filed with the Securities and Exchange Commission. No exhibits are filed as part of this report.

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


                                MID-WISCONSIN FINANCIAL SERVICES, INC.



Date August 14, 2001                     GENE C. KNOLL
                                         Gene C. Knoll, President
                                         (Principal Executive Officer)

Date August 14, 2001                     RHONDA R. KELLEY
                                         Rhonda R. Kelley, Controller
                                         (Principal Accounting Officer)