Form 10-Q
period 2001-09-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2001-11-13
CIK 785024

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 2001

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

As of November 7, 2001, there were 1,695,452 shares of $.10 par value common stock outstanding.

                    MID-WISCONSIN FINANCIAL SERVICES, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION                                          PAGE

        Item 1. Financial Statements

                Consolidated Balance Sheets
                September 30, 2001 and December 31, 2000                 3

                Consolidated Statements of Income
                Three Months Ended September 30, 2001 and 2000
                And Nine Months Ended September 30, 2001 and 2000        4

                Consolidated Statements of Changes in Stockholders'
                Equity
                Nine Months Ended September 30, 2001                     5

                Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 2001 and 2000            6

                Notes to Consolidated Financial Statements               7

        Item 2. Management's Discussion and Analysis of
                Financial Conditions and Results of
                Operations                                             8-16

        Item 3. Quantitative and Qualitative Disclosures About
                Market Risk                                             16

PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports of Form 8-K                      16-17

                Signatures                                              18

                        PART I.  Financial Information

Item 1.  Financial Statements

                     Mid-Wisconsin Financial Services, Inc.
                               and Subsidiary
                          Consolidated Balance Sheet

                                                               September 30, 2001  December 31, 2000
                                                                   (unaudited)
ASSETS

Cash and due from banks                                             $12,093,936       $14,126,994
Interest-bearing deposits in other financial institutions                19,694            18,574
Federal funds sold                                                    5,374,155                 0
Investment securities available for sale -At fair value              71,556,797        70,852,293
Loans held for sale                                                           0           169,600
Loans receivable, net of allowance for credit losses of
  $2,903,287 in 2001 and $2,593,099 in 2000                         223,386,266       224,348,597
Accrued interest receivable                                           1,984,049         2,156,122
Premises and equipment                                                5,860,569         6,287,659
Goodwill and purchased intangibles                                    1,548,620         1,816,745
Other assets                                                            636,103         1,325,160

TOTAL ASSETS                                                       $322,460,189      $321,101,744


LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing deposits                                        $31,705,629       $32,155,566
Interest-bearing deposits                                           216,389,684       212,534,981
  Total Deposits                                                    248,095,313       244,690,547

Short-term borrowings                                                19,229,451        25,958,753
Long term borrowings                                                 22,000,000        16,200,000
Accrued expenses and other liabilities                                3,547,156         3,907,350
Total Liabilities                                                   292,871,920       290,756,650

Stockholders' equity:
  Common stock-Par value $.10 per share:
      Authorized           - 6,000,000 shares in 2001 & 2000
      Issued & outstanding - 1,695,452 shares in 2001                   169,545
                           - 1,811,356 shares in 2000                                     181,136
Additional paid-In capital                                           10,947,535        11,698,317
Retained earnings                                                    17,110,851        18,219,726
Accumulated other comprehensive income, net of tax                    1,360,338           245,915
Total Stockholders' Equity                                           29,588,269        30,345,094

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $322,460,189      $321,101,744

The accompanying notes to consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                                           MID-WISCONSIN FINANCIAL SERVICES,INC.
                                                     and Subsidiary
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)

                                                              Three months ended                     Nine Months Ended
                                                   September 30, 2001  September 30, 2000  September 30, 2001  September 30, 2000
Interest income
  Interest and fees on loans                               $4,775,992       $5,156,099          $14,720,791        $14,878,428
  Interest on investment securities:
     Taxable                                                  843,011          789,765            2,590,113          2,394,131
     Tax-exempt                                               226,388          207,801              646,494            604,535
  Other interest and dividend income                           27,037           31,029              131,786             61,675
Total interest income                                       5,872,428        6,184,694           18,089,184         17,938,769

Interest expense
  Deposits                                                  2,235,334        2,703,178            7,520,145          7,365,897
  Short-term borrowings                                       196,384          438,061              749,002          1,241,745
  Long-term borrowings                                        269,890          254,080              737,285            832,733
Total interest expense                                      2,701,608        3,395,319            9,006,432          9,440,375

Net Interest income                                         3,170,820        2,789,375            9,082,752          8,498,394
Provision for credit losses                                   150,000          120,000              420,000            280,000

Net interest income after provision
  for credit losses                                         3,020,820        2,669,375            8,662,752          8,218,394

Noninterest income:
  Service fees                                                238,566          216,874              670,149            583,837
  Trust Service fees                                          169,061          150,470              507,276            481,844
  Net realized gain on sale of securities
   available for sale                                               0                0               62,500                  0
  Investment product commissions                               43,528           48,375              150,576            194,559
  Other operating income                                      176,647          203,966              515,053            459,676
Total noninterest income                                      627,802          619,685            1,905,554          1,719,916

Noninterest expenses:
  Salaries  and employee benefits                           1,194,426        1,116,232            3,572,995          3,493,565
  Occupancy                                                   283,802          335,392              938,497            983,107
  Data Processing & Information Systems                       118,051          119,747              347,128            347,656
  Goodwill & Core Deposit Intang Amortization                  89,375           84,942              268,125            254,825
  Other operating                                             520,544          462,322            1,705,820          1,510,100
Total noninterest expenses                                  2,206,198        2,118,635            6,832,565          6,589,253

Income before income taxes                                  1,442,424        1,170,425            3,735,741          3,349,057
Provision for income taxes                                    399,069          333,686              955,714            942,450

Net income                                                 $1,043,355         $836,739           $2,780,027         $2,406,607

Basic and diluted earnings per share                            $0.62            $0.46                $1.62              $1.33

Cash dividends declared per share                               $0.20            $0.20                $1.00              $1.00

The accompanying notes to consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                               Mid-Wisconsin Financial Services, Inc.
                    Consolidated Statement of Changes in Stockholders' Equity
                                           (Unaudited)

                                                                                            Accumulated
                                                             Additional                       Other
                                              Common Stock     Paid-In         Retained    Comprehensive
                                                 Amount        Capital         Earnings    Income (Loss)    Totals

Balance, December 31, 2000                      $181,136     $11,698,317     $18,219,726     $245,915     $30,345,094

Comprehensive Income:
 Net Income                                                                    2,780,027                    2,780,027
 Unrealized gain on securities
   for sale, net of tax                                                                     1,114,423       1,114,423

 Total comprehensive income                                                                                 3,894,450

Proceeds from stock options                           21           5,140                                        5,161
Repurchase of common stock                       (11,612)       (755,922)     (2,193,450)                  (2,960,984)
Cash dividends declared $1.00
  per share                                                                   (1,695,452)                  (1,695,452)

Balance September 30, 2001                      $169,545     $10,947,535     $17,110,851   $1,360,338     $29,588,269

The accompanying notes to consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                                Mid-Wisconsin Financial Services, Inc.
                                       and Subsidiary
                               Consolidated Statements of Cash Flows
                           Nine Months Ended September 30, 2001 and 2000
                                         (Unaudited)


                                                                                      2001            2000
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                                                   $2,780,027       $2,406,607
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for depreciation and net amortization                              834,934          889,931
        Provision for credit losses                                                  420,000          280,000
        Proceeds from sales of loans held for sale                                 7,986,358        2,055,865
        Gain on sale of loans held for sale                                          (94,613)         (30,635)
        Originations of loans held for sale                                       (7,722,145)      (1,701,990)
        Gain on sale of investment securities available-for-sale                     (62,500)             -
        Loss on premises and equipment disposals                                      25,383              -
        Gain on sale of other real estate                                                -             20,148
        FHLB stock dividends                                                         (70,400)         (62,000)
        Changes in operating assets and liabilities:
        Other assets                                                                 110,520          (62,550)
        Other liabilities                                                           (360,194)         583,673
  Net cash provided by operating activities                                        3,847,370        4,379,049
  Cash flows from investing activities:
     Available for sale securities:
          Proceeds from sales                                                        562,500              -
          Proceeds from maturities                                                24,598,909        8,966,444
          Payment for purchases                                                  (23,975,777)     (12,849,657)
     Net (increase) decrease in loans                                                564,743      (11,356,198)
     Net increase in interest-bearing deposits in other institutions                  (1,120)          (2,058)
     Net increase in federal funds sold                                           (5,374,155)      (2,087,000)
     Capital expenditures                                                           (154,451)        (316,085)
     Proceeds from sale of premises and equipment                                     74,734            8,508
     Proceeds from sale of other real estate                                             -                525
  Net cash used in investing activities                                           (3,704,617)     (17,635,521)
  Cash flows from financing activities:
     Net decrease in noninterest-bearing deposits                                   (449,937)      (2,018,642)
     Net increase in interest-bearing deposits                                     3,854,703        8,778,365
     Proceeds from exercise of stock options                                           5,161           12,598
     Payment for repurchase of common stock                                       (2,960,984)        (410,961)
     Net increase (decrease) in short-term borrowing                              (6,729,302)       7,294,405
     Proceeds from issuance of long-term borrowings                               15,000,000        4,000,000
     Principal payments on long-term borrowings                                   (9,200,000)      (7,800,000)
     Dividends paid                                                               (1,695,451)      (1,813,021)
   Net cash provided by financing activities                                      (2,175,811)       8,042,744
Net increase (decrease) in cash and due from banks                                (2,033,058)      (5,213,728)
Cash and due from banks at beginning                                              14,126,994       16,400,484
Cash and due from banks at end                                                   $12,093,936      $11,186,756

  Supplemental cash flow information:                                                2001            2000
     Cash paid during the year for:
          Interest                                                                $9,688,555       $9,221,570
          Income taxes                                                            $1,180,941       $1,086,000
  Supplemental schedule of non-cash investing and financing activities:
          Loans transferred to other real estate                                     $56,070             $-
          Loans charged off                                                         $223,523         $156,927
          Loans made in connection with the sale of other real estate                $69,382             $-

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

NOTE 2 - EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options.

Presented below are the calculations for basic and diluted earnings per share:

                                               Three Months Ended September 30,    Nine Months Ended September 30,
                                                       2001       2000                   2001         2000
Net income available to common
     stockholders                                  $1,043,355   $836,739              $2,780,027   $2,406,607

Weighted average shares outstanding                 1,695,452  1,813,672               1,719,181    1,814,003
Effect of dilutive stock options outstanding                0        128                       0          459

Diluted weighted average shares outstanding         1,695,452  1,813,800               1,719,181    1,814,462

Basic earnings per common share                         $0.62      $0.46                   $1.62        $1.33

Diluted earnings per share                              $0.62      $0.46                   $1.62        $1.33

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS - SUMMARY

Net income for the first nine months of 2001 totaled $2.8 million or $1.62 for basic and diluted earnings per share. Comparatively, net income for the first nine months of 2000 was $2.4 million or $1.33 for basic and diluted earnings per share. September 30, 2001 results generated an annualized return on average assets of 1.29% and an annualized return on average equity of 14.59%, compared to 1.05% and 11.76% for the comparable period in 2000. The September 30, 2001 net interest margin was 4.36% compared to 3.93% for the comparable period in 2000.

Table 1: Summary Results of Operations
(dollars in thousands, except per share data)
                                                            Sept. 30,    June 30,     March 31,    Dec. 31,    Sept. 30,
                                                              2001         2001         2001         2000         2000
Earnings and Dividends:
Net interest income                                          $3,171       $3,039       $2,873       $2,807       $2,789
Provision for credit losses                                    $150         $135         $135         $120         $120
Other noninterest income                                       $628         $699         $578         $583         $620
Other noninterest expense                                    $2,206       $2,422       $2,205       $2,068       $2,119
Net income                                                   $1,043         $901         $835         $942         $837
Per common share
   Basic and diluted earnings                                 $0.62        $0.53        $0.49        $0.52        $0.46
   Dividends declared                                         $0.20        $0.60        $0.20        $0.20        $0.20
   Book Value                                                $17.45       $16.79       $16.80       $16.75       $16.04
Average common shares (000's)                                 1,695        1,695        1,707        1,812        1,814
Dividend payout ratio                                         32.50%      112.84%       40.60%       38.43%       43.27%
Balance Sheet Summary:
At quarter end:
   Loans net of unearned income                            $226,289     $228,890     $227,181     $226,942     $228,236
   Assets                                                  $322,460     $325,635     $322,236     $321,102     $319,056
   Deposits                                                $248,095     $250,859     $250,075     $244,691     $236,930
   Stockholders' equity                                     $29,588      $28,467      $28,487      $30,345      $29,033
Average balances:
   Loans net of unearned income                            $228,848     $228,372     $226,812     $228,040     $228,881
   Assets                                                  $324,476     $322,579     $322,747     $319,182     $317,557
   Deposits                                                $249,917     $250,685     $248,284     $240,336     $239,907
   Stockholders' equity                                     $28,600      $28,134      $28,809      $29,360      $28,469
Performance Ratios:
Return on average assets                                       1.29%        1.12%        1.03%        1.18%        1.05%
Return on average common equity                               14.59%       12.81%       11.59%       12.83%       11.76%
Tangible equity to assets                                      8.38%        8.24%        8.42%        8.67%        8.40%
Total risk-based capital                                      12.56%       12.07%       12.24%       13.17%       12.82%
Net loan charge-offs as a percentage
   of average loans                                           0.017%       0.025%       0.006%       0.002%       0.029%
Nonperforming assets as a percentage
   of loans and other real estate                              1.43%        0.92%        0.80%        0.97%        0.70%
Net interest margin                                            4.36%        4.39%        3.96%        3.91%        3.93%
Efficiency ratio(1)                                           56.08%       62.66%       61.69%       58.84%       59.91%
Stock Price Information:
High                                                         $25.10       $23.25       $22.50       $25.75       $26.00
Low                                                          $23.25       $20.12       $21.00       $21.50       $25.75
Market value at quarter end (2)                              $25.10       $23.25       $21.00       $22.00       $25.75

(1)  The yield on tax-exempt loans and securities was computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2)  The quotations reflect bid prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

NET INTEREST INCOME

Net interest income on a fully taxable equivalent basis for the three months ended September 30, 2001 was $3.3 million, up 13.4% over the comparable quarter last year. The net interest margin was 4.36% for September 30, 2001, up 43 basis points from 3.93% from the comparable quarter last year. Yields on average earning assets decreased to 7.92% compared to 8.5% in 2000. The costs for interest bearing liabilities decreased to 4.17% from 5.32% in 2000. The negative repricing gap, more liabilities repricing than assets, for the remainder of 2001 should result in a constant or improved net interest margin if rates remain stable or decline.

Average earning assets grew $6.7 million from the third quarter 2000, while average interest-bearing liabilities grew $4 million. Earning asset growth occurred in investments, up $6.8 million or 10% and loans remained constant. Interest-bearing liability growth was principally in interest bearing demand deposits up an average $13.1 million or 23.2%. Time deposits decreased $4.7 million or 3.5%. Wholesale funding decreased $3.5 million; this funding source represented 16.2% of total interest-bearing liabilities during third quarter 2001 compared to 17.8% in third quarter 2000.

Table 2:  Net Interest Income Analysis - Taxable Equivalent Basis
(dollars in thousands)

                                                  Three months ended September 30, 2001   Three months ended September 30, 2000
                                                     Average     Interest      Average       Average     Interest      Average
                                                     Balance  Income/expense  Yield/Rate     Balance  Income/expense  Yield/Rate
Assets

Loans                                                $228,848       $4,795       8.38%       $228,881       $5,177       9.05%
Investments and other                                  74,774        1,213       6.49%         67,993        1,135       6.68%
  Total earning assets                               $303,622       $6,008       7.92%       $296,873       $6,312       8.50%
Other assets, net                                      20,854                                  20,683

  Total assets                                       $324,476                                $317,557

Liabilities & Equity:

Interest-bearing deposits                            $217,356       $2,235       4.11%       $209,780       $2,703       5.15%
Wholesale funding                                      41,994          466       4.44%         45,524          692       6.08%

  Total interest-bearing liabilities                 $259,350       $2,702       4.17%       $255,304       $3,395       5.32%

Demand, non-interest bearing                           32,561                                  30,127
Other liabilities                                       3,966                                   3,657
Stockholders' equity                                   28,600                                  28,469

  Total liabilities and equity                       $324,476                                $317,557

Interest rate spread                                                             3.75%                                   3.18%
Net interest income, taxable equivalent,
     and net interest margin                                        $3,306       4.36%                      $2,917       3.93%
Tax equivalent adjustment                                             $135                                    $191
Net interest income, as reported                                    $3,171                                  $2,726

BALANCE SHEET

At September 30, 2001, total assets were $322.5 million, an increase of $3.4 million, or 1.1%, over September 30, 2000. Loans decreased $2.2 million since September 30, 2000. Agricultural loans decreased $4.8 million due to tightening Agricultural credit standards resulting in refinancing of numerous loans with other financial institutions. Real estate loans increased $2.6 million even with selling many real estate loans to the secondary market. The housing market remains strong in the Company's market place. Total deposits increased $11.2 million or 4.7%, primarily in money market accounts which increased $12.7 million since September 30, 2000. Other time deposits are down $7.1 million or 5.3% from September 30, 2000. The deposit mix is changing as customers are choosing short-term, liquid products. See Table 4 for the current deposit composition.

Since year-end 2000, total assets grew $1.4 million.  Loans decreased $822,000
with  continued  mix  changes as noted in Table  3.   Deposits  increased  $3.4
million led by money market accounts which increased $7.7 million.

Table 3:  Period End Loan Composition
(dollars in thousands)

                                             September 30,      % of      September 30,     % of        December 31,     % of
                                                  2001          total          2000         total           2000         total
Commercial and financial                        $44,010        19.45%        $43,663        19.11%        $42,772        18.83%
Construction loans                                5,046         2.23%          3,999         1.75%          4,200         1.85%
Agricultural                                     36,713        16.22%         41,559        18.19%         41,436        18.24%
Real estate                                     130,398        57.62%        127,780        55.92%        127,287        56.05%
Installment loans to individuals                 10,108         4.47%         11,268         4.92%         11,178         4.92%
Lease financing                                      15         0.01%            241         0.11%            239         0.11%

Total loans (including loans held for sale)    $226,290       100.00%       $228,510       100.00%       $227,111       100.00%

Table 4:  Period End Deposit Composition
(dollars in thousands)
                September 30,   % of      September 30,    % of       December 31,    % of
                    2001        total          2000        total          2000        total
Demand            $31,706       12.78%       $28,597       12.07%       $32,156       13.14%
NOW                19,926        8.03%        17,263        7.29%        19,141        7.82%
Money Market       50,617       20.40%        37,876       15.99%        42,912       17.54%
Savings            18,349        7.40%        18,581        7.84%        18,488        7.56%
Brokered CDs          500        0.20%           500        0.21%           500        0.20%
Other time        126,997       51.19%       134,113       56.60%       131,494       53.74%

Total Deposits   $248,095      100.00%      $236,930      100.00%      $244,691      100.00%

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

As of September 30, 2001, the allowance for credit losses was $2.9 million, representing 1.3% of loan outstanding, compared to $2.5 million, or 1.1%, at September 30, 2000, and $2.6 million, or 1.1% at year-end 2000. At September 30, 2001, the allowance for credit losses was 77.6% of nonperforming loans compared to 128.7% and 102.6% at September 30 and December 31, 2000.

Table 5:  Allowance for Credit Losses and Nonperforming Assets
(dollars in thousands)
                                                At and for the    At and for the
                                              Nine months ended     Year ended
                                                 September 30,      December 31,
                                              2001         2000         2000
Allowance for credit losses at
  beginning of period                        $2,593       $2,286       $2,286
Provision for loan losses                       420          280          400
Recoveries on loans                             113           69          100
Loans charged off                              (223)        (157)        (193)

Allowance for losses at end of period        $2,903       $2,478       $2,593
NONPERFORMING ASSETS:
Nonaccrual loans                             $3,240       $1,606       $2,208
Accruing loans past due
     90 days or more                             43           21           24
Restructured loans                              457          298          295
Total nonperforming
   Loans                                      3,740        1,925        2,527

Other real estate owned                          76          101           98
Total nonperforming assets                   $3,816       $2,026       $2,625

Management is not aware of any additional loans that represent material credits or of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Management believes the allowance for credit losses to be adequate at September 30, 2001. While management uses available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions.

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

Total non-performing loans at September 30, 2001 were up $1.2 million from year-end 2000, and up $1.8 million from September 30, 2000. The ratio of nonperforming loans to total loans was 1.65% at September 30, 2001, as compared to 1.11% and .84% at year-end 2000, and September 30, 2000. Nonaccrual loans account for the majority of the $1.8 million increase in nonperforming loans between comparable September 30 periods of which $1.1 million is attributable to two large commercial and agricultural credits. Nonaccrual loans also account for the majority of the $1.2 million increase in nonperforming loans since year-end 2000 of which $674,000 is attributable to a large agricultural credit.

Other real estate owned was $76,000 at September 30, 2001, down $22,000 from year-end 2000 and down $25,000 from September 30, 2000.

LIQUIDITY

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet requirements of depositors and borrowers as well as the operating cash needs of the Company. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. Deposit growth is the primary source of liquidity. Deposits as a percentage of total funding sources were 85.7% for third quarter 2001 and 82.7% for third quarter 2000. Wholesale funding represents the balance of the Company's total funding needs. The primary wholesale funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses, and public entities, and brokered CDs.

CAPITAL

Stockholders' equity at September 30, 2001 increased to $29.6 million, compared to $29.0 million at September 30, 2000. The change in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with decreases to equity from the payment of dividends and the repurchase of common stock. Stockholders' equity at September 30, 2001, included an $1.4 million equity component related to unrealized gains on securities available-for-sale, net of the tax effect. At September 30, 2000, stockholders' equity included ($461,000) related to unrealized losses on securities available-for-sale, net of the tax effect.

The net decrease of stockholders' equity was $757,000 since year-end 2000. The decrease in equity between the two periods was primarily due to the Company's purchase of 116,117 shares of its common stock in connection with its tender offer during the first quarter.

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

Cash dividends of $0.20 per share were paid in the third quarter of 2001, representing a payout ratio of 32.5% for the quarter.

The adequacy of the Company's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of September 30, 2001 the Company's tier 1 risk-based capital ratio, total risk-based capital, and tier 1 leverage ratio were well in excess of regulatory minimums.

Table 6:  Capital Ratios
                                Tier 1 Capital  Total Capital
September 30, 2001                   11.32%         12.56%
December 31, 2000                    12.06%         13.17%
September 30, 2000                   11.83%         12.89%
Regulatory minimum requirements       4.00%          8.00%

NON-INTEREST INCOME

Non-interest income as of September 30, 2001 was $1.9 million, up 10.7% compared to third quarter 2000. Primary categories that have impacted the change between comparable quarters were service fees on deposit accounts, and investment product commissions and other operating income.

Table 7:  Noninterest Income
(dollars in thousands)
                                       3rd  Quarter   3rd  Quarter   Dollar   Percent   Sept. 30,  Sept. 30,  Dollar   Percent
                                            2001           2000      Change    Change      2001       2000    Change    Change
Service fees on deposit accounts            $239           $217       $22       10.1%      $670       $584      $86      14.7%
Trust service fees                           169            150        19       12.7%       507        482       25       5.2%
Net realized gain on sale of
     securities available for sale            -              -         -         0.0%        63         -
Investment product commissions                43             48        (5)     -10.4%       151        195      (44)    -22.6%
Other operating income                       177            204       (27)     -13.2%       515        460       55      12.0%
   Total noninterest income                 $628           $619        $9        1.5%    $1,906     $1,721     $185      10.7%

Service fees on deposit accounts as of September 30, 2001 were up $86,000, or 14.7% primarily due to the first quarter 2001 rate increase in non-sufficient fund/overdraft charges and other service charges.

Investment product commissions consist of annuity sales, brokerage services, mutual fund sales, life insurance commissions, and self-directed IRA fees. Investment product commissions decreased $44,000, or 22.6% versus September 30, 2000. The change was predominantly due to a decrease in the fair market value of assets under management, primarily from the declines in the stock and bond markets between comparable periods.

Other operating income increased $55,000, or 12% from September 30, 2000, of which the majority is due to the fees collected from refinancing real estate loans to the secondary market.

NON-INTEREST EXPENSE

Non-interest expense increased $244,000, or 3.7%, between comparable periods, to $6.8 million at September 30, 2001.

Table 8:  Noninterest Expense
(dollars in thousands)
                                    3rd Quarter  3rd Quarter  Dollar   Percent   Sept.  30,   Sept.  30,  Dollar   Percent
                                         2001        2000     Change    Change       2001        2000     Change    Change
Salaries & employee benefits            $1,194      $1,116      $78      6.99%      $3,573      $3,493      $80      2.29%
Occupancy                                  284         335      (51)   -15.22%         939         983      (44)    -4.48%
Data processing & information systems      118         120       (2)    -1.67%         347         348       (1)    -0.29%
Goodwill & core  deposit  intang
amortization                                89          85        4      4.71%         268         255       13      5.10%
Other  operating                           521         463       58     12.53%       1,706       1,510      196     12.98%
    Total  noninterest  expense         $2,206      $2,119      $87      4.11%      $6,833      $6,589     $244      3.70%


Occupancy expense decreased in 2001 primarily due to a write-down of a branch building held-for-sale to fair market value in 2000 and equipment expense declining predominately in computer deprecation expense. The majority of the increase in other operating expense reflects a loss of $180,000 on a security held for investment as a result of an error in a trade execution. The Company is seeking reimbursement for the loss.

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


                                MID-WISCONSIN FINANCIAL SERVICES, INC.



Date November 13, 2001                       GENE C. KNOLL
                                             Gene C. Knoll, President
                                             (Principal Executive Officer)

Date November 13, 2001                       RHONDA R. KELLEY
                                             Rhonda R. Kelley, Controller
                                             (Principal Accounting Officer)