Form 10-K
period 2001-12-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2002-03-25
CIK 785024

FORM 10-K

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    (Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

 For the fiscal year ended December 31, 2001

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

 For the transition period from .................. to ...............

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

                                   Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 3, 2002, 1,696,497 shares of common stock were outstanding and the total aggregate market value of the common stock held by nonaffiliates of the Registrant was approximately $40,348,178.


                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated March 22, 2002 (to the extent specified herein): Part III

                                    FORM 10-K

                      MID-WISCONSIN FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS


PART I

       ITEM

       1.  Business.............................................. 3
       2.  Properties............................................ 7
       3.  Legal proceedings..................................... 7
       4.  Submission of matters to a vote of security holders... 8


PART II
       5.  Market for registrant's common equity and related
           stockholder matters................................... 8
       6.  Selected financial data.............................. 10
       7.  Management's discussion and analysis of financial
           condition and results of operations.................. 11
      7A.  Quantitative and qualitative disclosures about
           market risk.......................................... 24
       8.  Financial statements and supplementary data.......... 25
       9.  Changes in and disagreements with accountants on
           accounting and financial disclosure.................. 57


PART III

      10.  Directors and executive officers of the registrant... 57
      11.  Executive compensation............................... 57
      12.  Security ownership of certain beneficial owners
           and management....................................... 57
      13.  Certain relationships and related transactions....... 57


PART IV

      14.  Exhibits, financial statement schedules, and reports
           on Form 8-K.......................................... 58

                                    PART I

ITEM 1.  BUSINESS

General

Mid-Wisconsin Financial Services, Inc. ("the Company") is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's subsidiary operates under the name Mid-Wisconsin Bank (the "Bank") and has its principal office in Medford, Wisconsin. Except as may otherwise be noted, this annual report on Form 10-K describes the business of the Company and the Bank as in effect on December 31, 2001.

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

The Trust and Investment Center located in Medford offers a wide variety of fiduciary, investment management and advisory services to individuals, corporations, charitable trusts, and foundations. The Bank administers pension, profit sharing and other employee benefit plans, and personal trusts and estates. The Bank also provides discount and full-service brokerage services, including the sale of fixed and variable annuities, mutual funds and securities.

THE BANK

The Bank was incorporated on September 1, 1890, as a state bank under the laws of Wisconsin. The Bank's principal office is located at 132 West State Street, Medford, Wisconsin, 54451. The Bank's principal office and nine branches provide various commercial and consumer banking services for customers located principally in Taylor County and portions of Eau Claire, Lincoln, Clark, Marathon, Price and Oneida Counties, Wisconsin.

The Bank's principal branch offices are located in Medford, Colby, Neillsville, Phillips and Rhinelander Wisconsin. These branches provide commercial and consumer banking services for customers located in the surrounding market areas.

BANK MARKET AREA AND COMPETITION

The Bank competes for loans, deposits, and financial services in all of its principal markets. Much of this competition comes from companies which are larger and have greater resources than the Company. The Bank competes directly with other banks, savings associations, credit unions, finance companies, mutual funds, life insurance companies and other financial and non-financial companies. Many of these nonbank competitors offer products and services that are functionally equivalent to the products and services offered by the Bank. Competition involves efforts to obtain new deposits, interest rates paid on deposits and charged on loans, as well as other aspects of banking.

Recent changes in banking laws have had a significant effect on the competitive environment in which the Bank operates and are likely to continue to increase competition for the Bank. For example, federal law permits adequately capitalized and managed bank holding companies to engage in interstate banking on a much broader scale than in the past. Banks are also permitted to create interstate branching networks in states which do not "opt out" of the new laws. The Gramm-Leach-Bliley Act of 1999 has also increased the competitive environment for the Bank. Under this act, financial holding companies are now permitted to conduct a broad range of banking, insurance and securities activities. The Company believes that the combined effects of more interstate banking and the development of greater "one-stop" availability for banking, insurance and securities services will both increase the overall level of competition and attract competitors with which the Bank may not now compete for its customers.

EMPLOYEES

All officers of the Company except the Chairman and the Vice President are full-time employees of the Bank. As of December 31, 2001, the Company and its subsidiaries had 129 full-time equivalent employees.

EXECUTIVE OFFICERS

The executive officers of the Company as of March 1, 2002, their ages, offices and principal occupation during the last five years are set forth below.

      Name                Offices and Positions Held            Date of Election
James F. Melvin       Chairman of the Board of the Company         May 2000
Age: 52
                      From August 1996 to May 2000 Vice
                      Chairman of the Board of the Company

                      From May 1998 to May 2000 Chairman
                      of the Board of the Bank

                      President of the Melvin Companies

      Name             Offices and Positions Held               Date of Election

Fred J. Schroeder     Vice President of the Company                May 1999
Age: 64
                      Former Mayor of the City of Medford

Gene C. Knoll         President of the Company                   October 1996
Age: 48
                      President, Chief Executive Officer
                      of the Bank

William A. Weiland    Secretary and Treasurer of the                May 1998
Age: 47               Company

                      Executive Vice President of the Bank

Rhonda R. Kelley      Controller of the Company                  September 1998
Age: 28
                      Prior to September 1998, accountant at
                      public accounting firm

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

Bank regulators having jurisdiction over the Company and the Bank generally have the authority to impose civil fines or penalties and to impose regulatory sanctions for noncompliance with applicable banking regulations and policies. In particular, the FDIC has broad authority to take corrective action if the Bank fails to maintain required capital level. Information concerning the Company's compliance with applicable capital requirements is set forth under the subheading "Capital Adequacy" in Item 7 and Item 8, and Note 14 of the Notes to Consolidated Financial Statements.

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

In addition to its administrative office, the Bank also owns nine branch facilities. All of the branches are free-standing buildings that provide adequate customer parking and, with one exception, all have drive-in facilities. The Company considers its properties to be adequate for its needs.

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

No matters were submitted to a vote of shareholders during the fourth quarter of 2001.


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

HOLDERS

As of March 15, 2002, there were approximately 822 holders of record of the Company's $.10 per share par value common stock. Some of the Company's shares are held in "street" name and the number of beneficial owners of such shares is not known nor included in the foregoing number.

DIVIDEND POLICY

The Company's Bylaws provide that, subject to the provisions of applicable law, the Board of Directors may declare dividends from unreserved and unrestricted earned surplus, at such times and in such amounts as the board shall deem advisable.

The Company's ability to pay dividends depends upon the receipt of dividends from the Bank. Bank dividends are subject to limitation under banking laws and regulations. As of December 31, 2001, the Bank could have paid $10,364,637 of additional dividends to the Company without prior regulatory approval. The declaration of dividends by the Company is discretionary and will depend upon operating results and financial condition, regulatory limitations, tax considerations and other factors. The Company has paid regular dividends since its inception in 1986.

MARKET PRICES AND DIVIDENDS

Price ranges of over-the-counter quotations and dividends declared per share on the Company common stock for the periods indicated are:


               2001 Prices                        2000 Prices
Quarter   High          Low   Dividends (1)   High          Low   Dividends (1)
 1st     $22.50       $21.00       .20       $27.50       $27.00       .20
 2nd      23.25        20.12       .60        27.00        27.00       .60
 3rd      25.10        23.25       .20        27.00        25.75       .20
 4th      26.00        24.25       .22        25.75        21.50       .20

(1) The $.60 per share dividend declared in the second quarter of 2001 and 2000 includes a special dividend of $.40 per share.


Prices detailed in item 6 for the common stock for the year ended December 31, 1998 represent the bid quotations as published in the Milwaukee Journal Sentinel and since 1998, the bid prices reported on the OTC Bulletin Board.
The prices do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. There is no active established trading market.

SALES OF UNREGISTERED SECURITIES

During the three-fiscal year period ended December 31, 2001, the Company sold common stock in connection with the various stock options plans as detailed in the footnotes to the financial statements. These shares were not registered under the Securities Act of 1933, but were offered in reliance on the exemptions afforded under sections 4(2) and 3(a) (11) thereof as all optionees were officers of the Bank and all are residents of the State of Wisconsin. All proceeds from the sale of such shares were used for general corporate purposes. Sales of shares during each fiscal year were as follows:


                              Aggregate
               Aggregate    Consideration
 Year Ended   Shares Sold      Received
    2001            1,258       $30,343
    2000            1,906       $37,168
    1999            3,539       $65,959


ITEM 6.  SELECTED FINANCIAL DATA

Table 1:  Earnings Summary and Selected Financial Data
(dollars in thousands, except per share data)


Years Ended December 31,
                                            2001       2000       1999       1998      1997
Net interest income                       $12,395    $11,305    $11,395    $11,038    $10,800
Provision for credit losses                   370        400        180        420        140
Net interest income after
     provision for loan losses             12,025     10,905     11,215     10,618     10,660
Noninterest income                          2,425      2,303      2,107      2,085      2,258
Noninterest expense                         9,118      8,658      8,542      7,900      7,556
Income before income taxes                  5,332      4,550      4,780      4,803      5,362

Provision for income taxes                  1,483      1,201      1,432      1,555      1,855
Net income                                 $3,849     $3,349     $3,348     $3,248     $3,507
Per common share:
   Basic and diluted earnings               $2.25      $1.85      $1.83      $1.74      $1.88
   Dividends declared                        1.22       1.20       1.17       0.81       0.75
   Book value at year end                   17.42      16.75      15.62      15.89      14.95
Average common shares (000's)               1,707      1,814      1,826      1,862      1,868
Dividend payout ratio                        54.2%      64.9%      63.9%      46.6%      39.9%
Shareholders of record at year end            818        803        816        830        790
SELECTED FINANCIAL DATA
Year-End Balances:
   Loans net of unearned income          $231,649   $226,942   $217,546   $189,952   $185,015
   Assets                                 340,490    321,102    307,684    280,479    263,675
   Deposits                               258,401    244,691    230,170    222,322    211,149
   Shareholders equity                     29,553     30,345     28,499     29,570     27,867
Average Balances:
   Loans net of unearned income           228,170    225,308    200,497    190,014    178,968
   Assets                                 325,261    314,318    288,287    272,084    254,352
   Deposits                               250,131    235,656    222,755    214,246    198,935
   Shareholders equity                     28,806     28,520     28,396     28,558     26,633
Performance Ratios:
Return on average assets                     1.18%      1.07%      1.16%      1.19%      1.38%
Return on average common equity             13.36%     11.74%     11.79%     11.37%     13.17%
Equity to assets                             8.68%      9.45%      9.26%     10.54%     10.57%
Total risk-based capital                    12.11%     13.17%     12.93%     15.11%     14.94%
Net loan charge-offs as a percentage
   of average loans                          0.16%      0.04%      0.03%      0.13%      0.10%
Nonperforming assets as a percentage
   of loans and other real estate            1.07%      0.97%      0.63%      0.75%      0.70%
Net interest margin                          4.24%      4.02%      4.47%      4.55%      4.56%
Efficiency ratio                            59.44%     61.34%     61.12%     58.37%     56.40%
Fee revenue as a percentage of
   average assets                            0.47%      0.46%      0.46%      0.45%      0.44%
Stock Price Information:
High                                       $26.00     $27.50     $27.50     $27.50     $27.25
Low                                         20.12      21.50      25.50      23.00      24.00
Market Price at year end (1)                26.00      22.00      27.50      26.00      27.25

(1) Market value at year-end represents the bid price. The quotations reflect prices, without retail mark-up, markdown, or commissions, and may not necessarily represent actual transactions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis reviews significant factors with respect to the Company's financial condition and results of operations at and for the three-year period ended December 31, 2001. This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report.

Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially from those in such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results see Item 1, Cautionary Statement Regarding Forward-Looking Information, in this Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

The Company's consolidated net income for 2001 was $3.8 million, an increase of $500,000 or 14.9% higher than 2000. Basic and diluted earnings per share for 2001 were $2.25, a 21.6% increase over 2000 basic and diluted earnings per share of $1.85. Return on average common stockholders' equity and return on average assets were 13.36% and 1.18% for 2001 compared to 11.74% and 1.07% for 2000. Cash dividends paid in 2001 increased by 1.7% to $1.22 per share over the $1.20 per share paid in 2000. Key factors behind these results were:

   <circle> Taxable equivalent net interest income was $12.9 million for 2001,
      $1.1 million or 9.3% higher than 2000. Taxable equivalent interest income decreased by $491,000, while interest expense decreased $1.6
      million.   The volume of average earning assets increased $10.9 million to $305 million, which exceeded the $9.2 million increase in interest bearing liabilities. Increases in volume and changes in product mix added $480,000 to taxable equivalent net interest income, whereas changes in the rate environment of 2001 resulted in a $623,000 increase.

   <circle> Total loans and deposits were $232.1 million and $258.4 million, respectively, at December 31, 2001, compared to $227.1 million and $244.7 million, respectively, at December 31, 2000.


   <circle> The allowance for credit losses remained constant at $2.6 million in 2001 and 2000. Net loan charge-offs increased $273,000, primarily due to two large commercial credits, and were .16% of average loans outstanding compared to .04% in 2000. The ratio of allowance for credit losses to loans was 1.12% and 1.14% at December 31, 2001 and 2000.

   <circle> Noninterest income was $2.4 million for 2001, $122,000 or 5.3%
      higher than 2000. Noninterest expense increased $460,000 or 5.3% over 2000 to $9.1 million.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest-rate risk exposure. The measurement of the market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments that reflect changes in market prices and rates can be found in footnotes 16 and 17 on the Notes to the Financial Statements.

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

INCOME STATEMENT ANALYSIS

NET INTEREST INCOME

Net interest income represents the difference between interest earned on loans, securities and other interest-earning assets, and the interest expense associated with the deposits and borrowings that fund them. Interest rate fluctuations together with changes in volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. Additionally, net interest income is impacted by the sensitivity of the balance sheet to change in interest rates, contractual maturities, and repricing frequencies.

Fully taxable equivalent net interest income was $12.9 million for 2001, an increase of $1.1 million or 9.3% from 2000. The increase in fully taxable equivalent net interest income was due to a combination of the lower cost of interest bearing liabilities in 2001 to fund the earning assets and the liability sensitive repricing gap.

As indicated in tables 2 and 3, increases in volume and changes in the mix of both earning assets and interest bearing liabilities added $480,000 to fully taxable equivalent net interest income, and the changes in the rates resulted in a $623,000 increase, for a net increase of $1.1 million.

The net interest margin and interest rate spread improved to 4.24% and 3.62% compared to 4.02% and 3.29% in 2000. For 2001, the yield on earning assets decreased 46 basis points, decreasing interest income by $491,000 while the cost of interest bearing liabilities decreased 79 basis points, decreasing interest expense by $1.6 million for a net increase of $1.1 million in fully taxable equivalent net interest income. The increase in net interest margin was impacted by the interest rate environment of 2001 causing the liability sensitive balance sheet of the Bank to reprice at the declining interest rates.

The growth and composition change of earning assets contributed an additional $777,000 to fully taxable equivalent net interest income, while the growth and composition of interest bearing liabilities cost an additional $297,000, netting a $480,000 increase in fully taxable equivalent net interest income.


Average earning assets were $305 million in 2001, an increase of $10.9 million, or 3.7%, from 2000. Average interest bearing liabilities increased $9.2 million, or 3.6% from 2000. The composition of interest bearing liabilities shifted from higher cost short-term borrowings to more core deposit lower interest rate products. Total borrowings were $42.3 million on average for 2001, down $4.1 million or 8.9%. Total interest bearing deposits cost 4.28% on average for 2001 (65 basis points less than last year), while wholesale borrowings cost 4.59% (138 basis points less than last year).

Table 2:  Average Balances and Interest Rates



                                                       2001                         2000                          1999
                                          Average             Yield     Average             Yield    Average              Yield
                                          Balance   Interest   Rate     Balance   Interest   Rate    Balance    Interest   Rate
                                                                       (dollars in thousands)
ASSETS
Earnings Assets
  Earning assets:
  Loans (1) (2)                          $228,170    $19,317   8.47%   $225,308    $20,133   8.94%   $200,497    $17,539   8.75%
Investment securities:
  Taxable                                  52,818      3,406   6.45%     50,112      3,263   6.51%     48,039      3,018   6.28%
  Tax exempt (2)                           18,691      1,333   7.13%     17,177      1,236   7.20%     14,465      1,033   7.14%
Other Interest Income                       5,307        176   3.32%      1,476         91   6.17%      2,562        123   4.80%
  Total earning assets                   $304,986    $24,232   7.95%   $294,073    $24,723   8.41%   $265,563    $21,713   8.18%

  Cash and cash equivalents                11,253                        11,817                        12,816
   Other assets                            11,801                        10,868                        12,152
  Allowance for credit losses              (2,779)                       (2,440)                       (2,244)
  Total assets                           $325,261                      $314,318                      $288,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Interest earning demand                 $19,928       $240   1.20%    $18,950      $343    1.81%    $19,813      $294    1.48%
  Savings deposits                         66,928      1,703   2.54%     57,481     2,152    3.74%     58,826     1,766    3.00%
  Time deposits                           132,149      7,434   5.63%    129,281     7,647    5.92%    113,776     6,106    5.37%
Short-term borrowings                      22,700        863   3.80%     28,300     1,684    5.95%     23,485     1,091    4.65%
Long-term borrowings                       19,575      1,077   5.50%     18,086     1,085    6.00%     10,136       586    5.78%
Total interest bearing liabilities       $261,280    $11,317   4.33%   $252,098   $12,911    5.12%   $226,036    $9,843    4.35%

Demand deposits                            31,126                        29,944                        30,341
Other liabilities                           4,049                         3,756                         3,514
Stockholders' equity                       28,806                        28,520                        28,396
  Total liabilities and
  stockholders' equity                   $325,261                      $314,318                      $288,287

Net interest income and
   rate spread (2)                                   $12,915   3.62%              $11,812    3.29%              $11,870    3.83%

Net interest margin (2)                                        4.24%                         4.02%                         4.47%

Taxable equivalent adjustment                           $520                         $507                          $474

   (1) Non-accrual loans are included in the daily average loan balances outstanding.
   (2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Table 3: Interest Income and Expense Volume and Rate Analysis

                                     2001 Compared to 2000      2000 Compared to 1999
                                  Increase (Decrease) Due to   Increase (Decrease) Due to
                                   Volume      Rate      Net    Volume      Rate     Net

Interest income:
Loans (2)                           $256    $(1,072)   $(816)   $2,168      $426    $2,594
Investment securities:
   Taxable                           176        (33)     143       130       115       245
   Tax exempt (2)                    109        (12)      97       195         8       203
Other interest income                236       (151)      85       (52)       20       (32)
Total earning assets (2)            $777    $(1,268)   $(491)   $2,441      $569    $3,010

Interest expense:
   Interest bearing demand           $18      $(121)   $(103)     $(13)      $63       $50
   Savings deposits                  353       (802)    (449)      (40)      425       385
   Time deposits                     170       (383)    (213)      831       710     1,541
   Short Term Borrowing             (333)      (488)    (821)      224       368       592
   Long Term Borrowing                89        (97)      (8)      460        40       500
Total interest-bearing liabilities   297     (1,891)  (1,594)    1,462     1,606     3,068
Net interest income(2)              $480       $623   $1,103      $979   $(1,037)     $(58)

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) The yield on tax-exempt loans and investment securities has been adjusted to its fully taxable equivalent using a 34% tax rate.

Table 4: Yield on Earning Assets

                                       Year Ended           Year Ended          Year Ended
                                    December 31, 2001    December 31, 2000   December 31, 1999
                                    Yield     Change     Yield    Change     Yield     Change
Yield on earning assets             7.95%     -0.46%     8.41%     0.23%     8.18%     -0.39%
Effective rate on all liabilities
as a percentage of earning assets   3.71%     -0.68%     4.39%     0.68%     3.71%     -0.31%

Net yield on earning assets         4.24%      0.22%     4.02%    -0.45%     4.47%     -0.08%

NONINTEREST INCOME

Noninterest income was $2.4 million for 2001, $122,000 or 5.3% higher than 2000. Noninterest income as a percentage of total revenues was 9.3% for 2001 compared to 8.7% last year.

Table 5: Noninterest Income

                                                                       % Change
                                                                      From Prior
                                        Years Ended December 31,          Year
                                         2001     2000     1999      2001      2000
                                                      (dollars in thousands)
Service fees                              $883     $803     $706     10.0%     13.7%
Trust service fees                         659      629      569      4.8%     10.5%
Net realized gain on sale of securities
   available for sale                        8       -        -
Investment product commissions             182      266      242    -31.6%      9.9%
Other operating income                     693      605      590     14.5%      2.5%
   Total                                $2,425   $2,303   $2,107      5.3%      9.3%

Service fees were $883,000, $80,000 or 10.0% higher than 2000 due to the second quarter increase in deposit service fees.

Trust service fees for 2001 were $659,000, up 4.8% from last year. This increase reflects the continued growth in trust business volume and growth in the assets managed by the Bank's Trust Department.

Investment product commissions consist of annuity sales, brokerage services, mutual fund sales, life insurance commissions, and self-directed IRA fees. Investment product commissions decreased $84,000 or 31.6% from last year. The change was predominantly due to a decrease in the fair market value of assets under management, primarily from the declines in the stock and bond markets during 2001.

NONINTEREST EXPENSE

Total noninterest expense for 2001 was $9.1 million, a $461,000 or 5.3% increase over 2000.

Table 6:  Noninterest Expense

                                                                                  % Change
                                                                                  From Prior
                                                       Years Ended December 31,       Year

                                                     2001      2000      1999     2001    2000
                                                              (dollars in thousands)
Salaries and employee benefits                      $4,918    $4,637    $4,511    6.1%    2.8%
Occupancy                                            1,176     1,278     1,328   -8.0%   -3.8%
Data processing and information systems                456       450       434    1.3%    3.7%
Goodwill & core deposit intangibles amortization       358       340       323    5.3%    5.3%
Other operating expense                              2,210     1,952     1,946   13.2%    0.3%
   Total                                            $9,118    $8,657    $8,542    5.3%    1.3%

Salaries and employee benefits increased $281,000 or 6.1% over 2000 and represented 53.9% of total noninterest expense in 2001 compared to 53.6% in 2000. While the average number of full time equivalent employees remained the same between the years, salaries increased 1.5% in 2001, due to merit increases. Employee benefits increased $226,000 in 2001, primarily the result of an increase in profit sharing expense.

Occupancy expense was $1.2 million for 2001 decreasing 8.0% from last year.
The majority of the decrease was due to the savings of occupancy costs realized from the discontinuation of one Bank branch.

Data processing costs increased 1.3% reflecting the increasing cost of maintenance contracts. Other operating expense increased $258,000 or 13.2% in 2001. The majority of the change is due to a loss on an error in a trade execution on a security held for investment. The Company is seeking reimbursement for the loss of approximately $180,000 from the broker that services the Bank's brokerage business. The Bank's claim is in the early stages of arbitration and the Company cannot predict the outcome of that proceeding at this time.

PROVISION FOR CREDIT LOSSES

The adequacy of the reserve for credit losses is assessed based upon credit quality, existing economic conditions and loss exposure by loan category. Management determines the allowance for credit losses based on past loan experience, current economic conditions, composition of the loan portfolio, and the potential for future loss. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The provision for credit losses was $370,000 in 2001; compared to $400,000 in 2000 and $180,000 in 1999.
See additional discussion under section, "Allowance for Credit Losses."

INCOME TAXES

The effective tax rate was 27.8% in 2001, 26.4% in 2000, and 30.0% in 1999. See footnote 11 to the financial statements for additional tax information.

BALANCE SHEET ANALYSIS

INVESTMENT PORTFOLIO

The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset/liability management and a source of stable income. All securities are classified as available for sale and reported at fair value. Unrealized gains and losses are excluded from earnings but are reported as other comprehensive income in a separate component of stockholders' equity, net of income tax. The investment portfolio represented 23% of average earning assets for both 2001 and 2000.

Table 7:  Investment Securities Portfolio Maturities

                                                                    After                  After
                                                                   One But                Five but
                                             Within                 Within                 Within                 After
                                            One Year              Five Years              Ten Years             Ten Years
                                                        Weighted               Weighted                Weighted             Weighted
                                             Amount      Yields     Amount      Yields      Amount      Yields    Amount     Yields
                                                                      (dollars in thousands)
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies                                                     $2,295       6.64%        $212       6.60%    $1,995      7.02%

Mortgage-backed securities                    4,436       6.17%     39,428       6.13%       2,439       6.21%     4,907      6.41%

Obligations of states and political
   subdivisions (1)                           1,536       4.46%      9,421       4.40%      11,182       4.60%       384      4.21%

Corporate debt securities                        25       7.50%                                100       4.30%

Money market equity funds                     5,003       1.95%

Equity securities                                                                              151       1.96%

                                            $11,000       4.01%    $51,144       5.84%     $14,084       4.88%    $7,286      6.46%

(1) Weighted average yields on tax-exempt securities have been calculated on a tax equivalent basis using a tax rate of 34%.

At December 31, 2001, the Company's securities portfolio did not contain securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of stockholders' equity.

Securities with an approximate carrying value of $38.3 million and $42.2 million, at December 31, 2001 and 2000, respectively, were pledged primarily to secure public deposits, short-term borrowings, and for other purposes required by law.

Table 8:  Investment Securities Distribution

                                               Years Ended December 31,
                                            2001        2000        1999
                                               (dollars in thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies               $4,502      $16,007      $12,488

Mortgage-backed securities                51,210       34,548       32,389

Obligations of states and political
  subdivisions (1)                        22,523       18,208       16,047

Corporate debt securities                    125           75          574

Money market equity funds                  5,003          579          826

Equity securities                            151          141           41
           Totals                        $83,514      $69,558      $62,365

(1) Weighted average yields on tax-exempt securities have been calculated on a tax equivalent basis using a tax rate of 34%.

The market value of the fixed income portion on the investment portfolio as a percentage of book value has increased due to the decrease in interest rates. At December 31, 2001 market value was 101.1% of book value. The net unrealized gain on securities available for sale, recorded as a separate component of stockholders' equity, was $604,374, net of deferred taxes of $333,810 compared to a gain of $245,915, net of deferred income taxes of $139,300 at December 31, 2000.

LOANS

Total loans were $232.1 million at December 31, 2001, an increase of $5 million or 2.2% over December 31, 2000.

Table 9:  Loan Composition

                                  2001                2000                 1999                 1998                 1997
                                       % of                 % of                 % of                % of                 % of
                             Amount    Total     Amount     Total     Amount     Total     Amount    Total      Amount    Total
                                                                   (dollars in thousands)
Commercial and financial    $44,320    19.1%     $42,772    18.8%     $43,360    19.9%     $32,585    17.2%     $26,943    14.6%
Construction Loans            5,375     2.3%       4,200     1.9%       4,137     1.9%       3,455     1.8%       1,700     0.9%
Agricultural                 36,815    15.9%      41,435    18.2%      40,280    18.5%      36,103    19.0%      34,952    18.9%
Real estate                 135,421    58.4%     127,288    56.1%     118,641    54.5%     107,482    56.1%     109,529    58.6%
Installment                  10,162     4.3%      11,177     4.9%      10,931     5.1%      10,962     5.8%      12,642     6.8%
Lease financing                   8     0.0%         239     0.1%         247     0.1%         317     0.2%         418     0.2%
Total loans (including
     loans held for sale)  $232,101   100.0%    $227,111   100.0%    $217,596   100.0%    $190,904   100.0%    $186,184   100.0%

Real estate mortgage loans totaled $135.4 million at the end of 2001 and $127.3 million at the end of 2000. Loans in this classification include $65.8 million of loans secured by 1-to-4 family residential properties. Residential real estate loans consist of home mortgages, home equity lines, and second mortgages. Commercial loans were $44.3 million at the end of 2001, up $1.5 million since year-end 2000, and comprising 19.1% of the total loans outstanding, up from 18.8% at the end of 2000. The commercial and financial loan classification primarily consists of commercial loans to small businesses. Loans of this type are in a broad range of industries. Loans to finance agricultural production total $36.8 million or 15.9% of total loans.

Commercial real estate construction loans grew 28.6% to $5.4 million at the end of 2001 compared to $4.2 million at the end of 2000. Loans in this classification are primarily short-term loans that provide financing for the acquisition or development of commercial real estate, such as multi-family or other commercial development projects.

Installment loans to individuals totaled $10.2 million, down from $11.2 million at year-end 2000. Installment loans include short-term installment loans, automobile loans, recreational vehicle loans, credit card loans, and other personal loans. The Bank experiences extensive competition from local credit unions offering low rates on installment loans.

Table 10:  Loan Maturity Distribution and Interest Rate Sensitivity

                                          Loan Maturity
                              One Year  Over one Year     Over
                              or Less   to Five Years  Five Years
                                    (dollars in thousands)
Commercial, financial and
  commercial real estate      $40,254       $71,768       $7,698
Agricultural                   21,292        11,532        3,036
Real estate mortgage            7,332        40,503       12,539
         Total                $68,878      $123,803      $23,273

Fixed rate                    $48,966       $82,772       $4,866
Variable rate                  19,912        41,031       18,407
         Total                $68,878      $123,803      $23,273


The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic conditions. At December 31, 2001, no concentrations existed in the Company's portfolio in excess of 10% of total loans.

ALLOWANCE FOR CREDIT LOSSES

The loan portfolio is the primary asset subject to credit risk. Credit risk is controlled through the use of credit standards, review of potential borrowers, and loan payment performance. As of December 31, 2001, the allowance for
credit losses remained constant at $2.6 million for 2001 and 2000.   As of
December 31, 2001 the allowance for credit losses as a percentage of total loans outstanding was 1.1% and covered 108.8% of nonperforming loans, compared to 1.1% and 102.6%, respectively, at December 31, 2000.

Table 11:  Loan Loss Experience



                                                           Years Ended December 31,
                                                2001      2000      1999      1998     1997
                                                           (dollars in thousands)
Allowance for credit losses at
  beginning of year                            $2,593    $2,286    $2,159    $1,990    $2,031
Loans charged off:
  Commercial, financial and
    agricultural                                  389        78        31       211       111
  Real Estate                                      21        12        11        46        45
  Installment loans to individuals                 81       103        86        72        89

  Total loans charged off                         491       193       128       329       245

Recoveries on loans previously charged off:
  Commercial, financial, and
    agricultural                                   95        38        25        60        27
  Real estate                                      10        34        30         0         0
  Installment loans to individuals                 20        28        20        18        37

  Total recoveries                                125       100        75        78        64

Net loans charged off                             366        93        53       251       181



Provision for loan losses                         370       400       180       420       140

Allowance for credit losses at end of
  period                                       $2,597    $2,593    $2,286    $2,159    $1,990

Ratio of allowance for credit losses
to total loans at end of period                  1.12%     1.14%     1.05%     1.14%     1.08%

Ratio of net charge-offs during the
period to average loans outstanding              0.16%     0.04%     0.02%     0.13%     0.10%

The allowance for credit losses represents management's estimate of an amount adequate to provide for potential losses in the loan portfolio. Adequacy of the allowance for credit losses is based on management's ongoing review and grading of the loan portfolio, past loan loss experience, trends in past due and nonperforming loans, and current economic conditions. The Company has an internal risk analysis and review staff that continuously reviews loan quality.

The allocation of the year-end allowance for credit losses for each of the past five years based on management's estimates of loss exposure by category of loans is shown in Table 12. The allocation methodology applied by the Company focuses on changes in the size and character of the loan portfolio, current and expected economic conditions, the geographic and industry mix of the loan portfolio and historical losses by category. The total allowance is available to absorb losses from any segment of the portfolio. Management allocates the allowance for credit losses by pools of risk. The Company combines estimates of the allowance needed for loans analyzed individually and loans analyzed on a pool basis. The determination of allocated reserves for larger commercial loans involves a review of individual higher-risk transactions, focusing on loan grading, and assessment of specific loss content and possible resolutions of problem credits.

In the opinion of management, the allowance for credit losses is adequate as of December 31, 2001. While management uses available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions.

Table 12:  Allocation of the Allowance for Credit Losses


                                                      As of December 31,
                                    2001         2000       1999       1998       1997
                                                   (dollars in thousands)
Commercial, financial,
   agricultural                    $1,247       $1,200       $858       $865       $763
Real Estate                           900          850      1,091        967        842
Installment loans to individuals      195          202        181        193        191

Impaired Loans                        255          341        156        134        194
Unallocated                             0            0          0          0          0
     Total                         $2,597       $2,593     $2,286     $2,159     $1,990


Net loans charged off were $366,000 or .16% of average loans for 2001, compared to $93,000 or .04% of average loans for 2000, and were $53,000 or .02% of average loans for 1999. The $273,000 increase in net loans charged off was primarily due to partial charge-offs of two large commercial credits. Loans charged off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

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

Loans past due 90 days or more but still accruing interest are also included in nonperforming loans. Also included in nonperforming loans are restructured loans. Restructured loans involve the granting of concessions to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate.

Table 13: Nonperforming Loans and Other Real Estate Owned

                                                            December 31,
                                            2001     2000     1999     1998     1997
                                                      (dollars in thousands)
Nonaccrual loans                             $701     $517     $505   $1,416   $1,087
Impaired loans                              1,204    1,691      866
Accruing loans past due 90 days or more        30       24       64       38       35
Restructured loans                            453      295      419      710      116
Total non-performing loans                 $2,388   $2,527   $1,854   $2,164   $1,238
Other real estate owned                       $90      $98      $70      $56      $50

Nonperforming loans at December 31, 2001, were $2.4 million, a decrease of $139,000 from December 31, 2000.

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is fully assured, in which case interest is recognized on the cash basis. The interest that would have been reported in 2001 if all loans had been current throughout the year in accordance with their original terms was $124,371 in comparison to $122,893 actually collected.

DEPOSITS

Deposits are the Company's largest source of funds. At December 31, 2001, deposits were $258.4 million, up $13.7 million or 5.6% over last year, primarily in money market deposits (up $10 million).

The Company's retail deposit growth is continuously influenced by competitive pressure from other financial institutions, as well as other investment opportunities available to customers. During 2001, the Company experienced a shift of deposit mix to more short-term liquid accounts from time deposits due to the interest rate environment.

Table 14: Average Deposits Distribution


                                      2001                  2000                  1999
                                           % of                  % of                  % of
                                Amount     Total      Amount     Total      Amount     Total
                                                       (dollars in thousands)

Non-interest bearing demand    $31,126     12.4%     $29,944     12.7%     $30,341     13.6%
Interest-bearing demand         19,928      8.0%      18,950      8.0%      19,813      8.9%
Savings deposits                66,928     26.8%      57,481     24.4%      58,825     26.4%
Time deposits                  132,149     52.8%     129,281     54.9%     113,776     51.1%

Total                         $250,131    100.0%    $235,656    100.0%    $222,755    100.0%

On average, deposits were $250.1 million for 2001, up $14.5 million or 6.1% over the average for 2000. Average savings deposits, including money markets, increased $9.4 million or 16.4% over 2000.

Table 15:  Maturity Distribution of Certificates of Deposit of $100,000 or More


                              December 31, 2001
                            (dollars in thousands)
3 months or less                    $12,451
Over 3 months through 6 months        5,726
Over 6 months through 12 months      11,865
Over 12 months                        5,189

Total                               $35,231

OTHER FUNDING SOURCES

Other funding sources, including short-term borrowings and long-term debt, were $49.4 million at December 31, 2001, up $7.2 million from $42.2 million at December 31, 2000. Short-term borrowings consist of securities sold under repurchase agreements and federal funds purchased. The repurchase agreements are payable on demand. Long-term debt at December 31, 2001, was $30 million, up from $16.2 million at the end of last year.

The mix of other funding sources shifted toward longer-term investments, with average long-term debt representing 60.7% of other funding sources from 38.4% last year, in response to asset/liability objectives. Within the short-term borrowing category, federal funds purchased and securities sold under repurchase agreements were down $6.6 million.

Table 16:  Short-term Borrowings


                                                          December 31,
                                                  2001        2000        1999
                                                     (dollars in thousands)
Securities sold under repurchase agreements     $18,465     $25,278     $22,709
Federal funds purchased                             924         681       3,211
Totals                                          $19,389     $25,959     $25,920

Average amounts outstanding during year         $22,739     $28,294     $23,487
Average interest rates on amounts
outstanding during year                             3.8%        6.0%        4.6%
Maximum month-end amounts outstanding           $29,492     $42,095     $27,018
Average interest rates on amounts
outstanding at end of year                          2.0%        6.0%        4.9%

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Bank's Asset Liability Management process provides a unified approach to management of liquidity, capital and interest rate risk, and to provide adequate funds to support the borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes.

The Bank's primary funding source is deposits. Deposits as a percentage of other funding sources were 84.0% at December 31, 2001 and 85.3% at December 31, 2000. Other funding sources represent the balance of the Bank's total funding needs. The primary funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses, and public entities, and brokered CDs.

Management's overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. Table 17 represents the Company's earning sensitivity to changes in interest rates at December 31, 2001. It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment.

Table 17 reflects a negative gap position in all categories one year or less; the cumulative one-year gap ratio is negative at 56.0%. The Bank is attempting to change this trend in the gap ratio by shortening final loan maturities and offering more variable rate loan products. A significant portion of consumer deposits do not re-price or mature on a contractual basis. These deposit balances and rates are considered to be core deposits since these balances are generally not susceptible to significant interest rate changes. The Bank's Asset/Liability Committee attempts to distribute these deposits over a number of periods to reflect those portions of such accounts that are expected to re-price fully with market rates over the simulation period. The assumptions are based on historical experience with the Bank's individual markets and customers and include projections for how management expects to continue to price in response to marketplace and market changes.

The Asset/Liability Committee uses financial modeling techniques that measure the interest rate risk. Policies established by the Bank's Asset/Liability Committee are intended to limit exposure of earnings at risk. Management considers that an acceptable range for the rate sensitivity ratio is 70-130%.

Table 17: Interest rate sensitivity gap analysis


                                                                             December 31, 2001
                                               0-90 Days    91-180 Days  181-365 Days    1-5 Years   Beyond 5 Years     Total
                                                                        (dollars in thousands)
Earning Assets
     Loans                                      $25,905       $16,495       $30,138       $135,858       $23,253       $231,649
     Securities                                   6,552         1,619         4,329         51,144        21,370        $85,014
     Other earning assets                            25                                                                      25
Total                                           $32,482       $18,114       $34,467       $187,002       $44,623       $316,688
Cumulative rate sensitive assets                $32,482       $50,596       $85,063       $272,065      $316,688
Interest-bearing liabilities
     Interest-bearing deposits                  $55,985       $21,950       $54,441        $45,047       $45,851       $223,274
     Other interest-bearing liabilities          19,389                                     27,000         3,000         49,389
Total                                           $75,374       $21,950       $54,441        $72,047       $48,851       $272,663
Cumulative interest sensitive liabilities       $75,374       $97,324      $151,765       $223,812      $272,663

Interest  sensitivity gap                      $(42,892)      $(3,836)     $(19,974)      $114,955       $(4,228)

Cumulative interest sensitivity gap            $(42,892)     $(46,728)     $(66,702)       $48,253       $44,025

Cumulative ratio of rate sensitive assets
to rate sensitive liabilities                      43.1%         52.0%         56.0%         121.6%        116.1%

CAPITAL ADEQUACY

Stockholders' equity at December 31, 2001, decreased to $29.6 million or $17.42 per share compared with $30.3 million or $16.75 per share at the end of 2000. The primary decrease in stockholders' equity in 2001 was a function of the repurchase of common stock and cash dividends. Included in capital at year-end 2001 is a $604,000 equity component compared to $246,000 at December 31, 2000, related to unrealized gains on securities AFS, net of their tax effect. Cash dividends paid in 2001 were $1.22 per share compared to $1.20 per share in 2000. As a result of the completion of the Company's self-tender offer of common stock during 2001 stockholders' equity decreased $3 million.

The adequacy of the Company's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of December 31, 2001, 2000, and 1999, the Company's Tier 1 risk-based capital ratios, total risk-based capital ratios and Tier 1 leverage ratios were well in excess of regulatory requirements. Management feels the capital structure of the Company is adequate.

Table 18:  Capital Ratios


(dollars in thousands)
                                                2001           2000          1999
Total Assets                                 $340,490       $321,102       $307,684

Capital                                        29,553         30,345         28,499

Capital Ratio                                     8.7%           9.5%           9.3%

Total Assets                                 $340,490       $321,102       $307,684

Less Goodwill                                  (1,459)        (1,817)        (2,156)
Tangible Assets                              $339,031       $319,285       $305,528

Stockholders Equity                           $29,553        $30,345        $28,499
Less Goodwill                                  (1,459)        (1,817)        (2,156)
Tangible Capital                              $28,094        $28,528        $26,343

Tangible Capital Ratio                            8.3%           8.9%           8.6%

Risk-based Assets                            $248,458       $234,424       $227,553

Tangible Equity                                28,094         28,528         26,343
Less Security Valuation                          (604)          (246)           800
Tier 1 Capital                                $27,490        $28,282        $27,143

Plus Allowance for Credit Losses                2,597          2,593          2,286
Total Risk-based Capital                      $30,087        $30,875        $29,429

Tier 1 Capital Ratio                             11.1%          12.1%          11.9%

Total Risk-based Capital Ratio                   12.1%          13.2%          12.9%

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is set forth in Item 6, "Selected Financial Data" and under subcaptions "Results of Operations", "Market Risk", "Net Interest Income", "Provision for Credit Losses", "Investment Portfolio", "Deposits", and "Liquidity and Interest Sensitivity" under Item 7, Management's Discussion and Analysis of Financial Conditions.

INDEPENDENT AUDITOR'S REPORT



Board of Directors
Mid-Wisconsin Financial Services, Inc.
Medford, Wisconsin


We have audited the accompanying consolidated balance sheets of Mid-Wisconsin Financial Services, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended
December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Wisconsin Financial Services, Inc. and Subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.



Wipfli Ullrich Bertelson LLP


January 18, 2002
Wausau, Wisconsin

                                                             MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                                    AND SUBSIDIARY

                                                                       CONSOLIDATED BALANCE SHEETS
                                                                        December 31, 2001 and 2000

                                                                           2001           2000
                      Assets
Cash and due from banks                                                $15,052,383     $14,126,994
Interest-bearing deposits in other financial institutions                   25,102          18,574
Federal funds sold                                                         712,845
Securities available for sale - At fair value                           83,514,352      69,557,693
Federal Home Loan Bank stock (at cost)                                   1,500,000       1,294,600
Loans held for sale                                                        451,650         169,600
Loans receivable, net of allowance for credit losses of $2,597,416
  in 2001 and $2,593,099 in 2000                                       229,051,540     224,348,597
Accrued interest receivable                                              1,843,509       2,156,122
Premises and equipment                                                   5,707,450       6,287,659
Purchased core deposit intangible                                        1,163,929       1,434,996
Goodwill                                                                   295,316         381,749
Other assets                                                             1,171,500       1,325,160

TOTAL ASSETS                                                          $340,489,576    $321,101,744

              Liabilities and Stockholders' Equity

Non-interest-bearing deposits                                          $35,127,283     $32,155,566
Interest-bearing deposits                                              223,274,164     212,534,981

Total deposits                                                         258,401,447     244,690,547

Short-term borrowings                                                   19,389,436      25,958,753
Long-term borrowings                                                    30,000,000      16,200,000
Accrued expenses and other liabilities                                   3,145,572       3,907,350

Total liabilities                                                      310,936,455     290,756,650

Stockholders' equity:
Common stock - Par value $.10 per share:
Authorized - 6,000,000 shares
Issued and outstanding - 1,696,497 shares in 2001 and
  1,811,356 shares in 2000                                                 169,650         181,136
Additional paid-in capital                                              10,972,612      11,698,317
Retained earnings                                                       17,806,485      18,219,726
Unrealized gain on securities available for sale, net of tax               604,374         245,915

Total stockholders' equity                                              29,553,121      30,345,094

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $340,489,576    $321,101,744

See accompanying notes to consolidated financial statements.

                                                                         MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                                                AND SUBSIDIARY

                                                                             CONSOLIDATED STATEMENTS OF INCOME
                                                                 Years Ended December 31, 2001, 2000, and 1999


                                                                        2001            2000            1999
Interest income:
Interest and fees on loans                                         $19,250,624     $20,046,389     $17,415,808
Interest and dividends on securities:
Taxable                                                              3,409,726       3,262,893       3,018,331
Tax-exempt                                                             879,670         816,100         682,334
Other interest and dividend income                                     171,954          91,084         122,435

Total interest income                                               23,711,974      24,216,466      21,238,908

Interest expense:
Deposits                                                             9,376,858      10,141,916       8,166,015
Short-term borrowings                                                  862,744       1,683,779       1,090,912
Long-term borrowings                                                 1,077,425       1,085,697         586,505

Total interest expense                                              11,317,027      12,911,392       9,843,432

Net interest income                                                 12,394,947      11,305,074      11,395,476
Provision for credit losses                                            370,000         400,000         180,000

Net interest income after provision for credit losses               12,024,947      10,905,074      11,215,476

Noninterest income:
Service fees                                                           883,289         803,155         706,026
Trust service fees                                                     658,555         629,372         569,312
Net realized gain on sale of securities available for sale               7,892
Investment product commissions                                         181,862         265,675         241,466
Other operating income                                                 693,113         604,351         589,919

Total noninterest income                                             2,424,711       2,302,553       2,106,723

Noninterest expenses:
Salaries and employee benefits                                       4,918,212       4,636,860       4,510,574
Occupancy                                                            1,175,876       1,277,739       1,328,126
Data processing and information systems                                455,664         450,178         433,885
Goodwill and purchased core deposit amortization                       357,500         339,767         323,193
Other operating                                                      2,211,081       1,952,734       1,946,089

Total noninterest expenses                                           9,118,333       8,657,278       8,541,867

Income before income taxes                                           5,331,325       4,550,349       4,780,332
Provision for income taxes                                           1,482,575       1,201,289       1,432,215

Net income                                                          $3,848,750      $3,349,060      $3,348,117

Basic and diluted earnings per share                                     $2.25           $1.85           $1.83

Cash dividends declared per share                                        $1.22           $1.20           $1.17

See accompanying notes to consolidated financial statements.



                                                                                              MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                                                                     AND SUBSIDIARY

                                                                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                      Years Ended December 31, 2001, 2000, and 1999


                                                                                                       Unrealized Gain
                                                                                                           (Loss) on
                                                                            Additional                     Securities
                                                      Common Stock            Paid-In        Retained       Available
                                                   Shares       Amount        Capital        Earnings       for Sale      Totals
Balance, January 1, 1999                         1,860,893     $186,089     $12,648,174     $16,276,389     $459,432   $29,570,084

Comprehensive income:
Net income                                                                                    3,348,117                  3,348,117
Unrealized loss on securities available
  for sale, net of tax of $743,424                                                                        (1,259,957)   (1,259,957)

Total comprehensive income                                                                                               2,088,160

Proceeds from stock options                         3,539           354          65,605                                     65,959
Repurchase of common stock
  returned to unissued                            (39,714)       (3,971)       (954,042)      (134,507)                 (1,092,520)
Cash dividends paid $1.17 per share                                                         (2,133,046)                 (2,133,046)

Balance, December 31, 1999                      1,824,718       182,472      11,759,737     17,356,953      (800,525)   28,498,637

Comprehensive income:
Net income                                                                                   3,349,060                   3,349,060
Unrealized gain on securities available
  for sale, net of tax of $628,746                                                                         1,046,440     1,046,440

Total comprehensive income                                                                                               4,395,500

Proceeds from stock options                         1,906           191         36,977                                      37,168
Repurchase of common stock
  returned to unissued                            (15,268)       (1,527)        (98,397)      (311,037)                   (410,961)
Cash dividends paid $1.20 per share                                                         (2,175,250)                 (2,175,250)

Balance, December 31, 2000                      1,811,356       181,136      11,698,317     18,219,726       245,915    30,345,094

Comprehensive income:
Net income                                                                                   3,848,750                   3,848,750
Unrealized gain on securities available
  for sale, net of tax of $194,510                                                                           358,459       358,459

Total comprehensive income                                                                                               4,207,209

Proceeds from stock options                         1,258           126          30,217                                     30,343
Repurchase of common stock
  returned to unissued                           (116,117)      (11,612)       (755,922)    (2,193,450)                 (2,960,984)
Cash dividends paid $1.22 per share                                                         (2,068,541)                 (2,068,541)

Balance, December 31, 2001                      1,696,497      $169,650     $10,972,612    $17,806,485      $604,374   $29,553,121

See accompanying notes to consolidated financial statements.

                                                                                  MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                                                         AND SUBSIDIARY

                                                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          Years Ended December 31, 2001, 2000, and 1999
                                                                               2001            2000             1999
Increase (decrease) in cash and due from banks:
Cash flows from operating activities:
Net income                                                                 $3,848,750       $3,349,060       $3,348,117
Adjustments to reconcile net income to net cash provided
  by operating activities:
Provision for depreciation and net amortization                             1,092,114        1,165,490        1,228,235
Provision for credit losses                                                   370,000          400,000          180,000
Benefit for deferred income taxes                                             (37,461)        (206,910)        (146,591)

Proceeds from sales of loans held for sale                                 10,956,441        2,755,311        6,725,002
Gain on sale of loans held for sale                                          (134,541)         (40,791)         (86,662)
Originations of loans held for sale                                       (10,372,250)      (2,834,120)      (5,736,690)
Gain on sale of investment securities                                          (7,892)
Loss on premises and equipment disposals                                       21,277           17,748           12,956
(Gain) loss on foreclosed real estate                                                          (22,012)          11,522
FHLB stock dividends                                                          (91,400)         (62,000)
Changes in operating assets and liabilities:
Other assets                                                                  294,984         (179,742)        (191,105)
Other liabilities                                                            (761,778)         812,147           (3,842)

Net cash provided by operating activities                                   5,178,244        5,154,181        5,340,942

Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits in
  other institutions                                                           (6,528)          (1,946)          26,825
Net (increase) decrease in federal funds sold                                (712,845)                        9,223,000
Securities available for sale:
Proceeds from sales                                                         1,622,892
Proceeds from maturities                                                   36,561,064       15,001,991       23,665,982

Payment for purchases                                                     (51,578,956)     (20,507,728)     (31,981,312)
Payment for purchase of FHLB stock                                           (114,000)        (232,600)        (182,500)
Net increase in loans                                                      (5,901,643)      (9,512,647)     (27,900,132)
Capital expenditures                                                         (249,179)        (407,869)      (1,162,680)
Proceeds from sale of premises and equipment                                   78,840           10,908
Proceeds from sale of other real estate                                       105,099           11,711          224,607

Net cash used in investing activities                                     (20,195,256)     (15,638,180)     (28,086,210)

                                                                        MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                                               AND SUBSIDIARY

                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                Years Ended December 31, 2001, 2000, and 1999
                                                                     2001             2000            1999
Cash flows from financing activities:
Net increase (decrease) in non-interest-bearing deposits          $2,971,717       $1,539,866       $(924,660)
Net increase in interest-bearing deposits                         10,739,183       12,980,598       8,773,083
Net increase (decrease) in short-term borrowings                  (6,569,317)          39,088       6,231,634
Proceeds from issuance of long-term borrowings                    23,000,000        4,000,000      15,200,000
Principal payments on long-term borrowings                        (9,200,000)      (7,800,000)     (1,000,000)
Proceeds from exercise of stock options                               30,343           37,168          65,959
Payment for repurchase of common stock                            (2,960,984)        (410,961)     (1,092,520)
Dividends paid                                                    (2,068,541)      (2,175,250)     (2,133,046)

Net cash provided by financing activities                         15,942,401        8,210,509      25,120,450

Net increase (decrease) in cash and due from banks                   925,389       (2,273,490)      2,375,182
Cash and due from banks at beginning                              14,126,994       16,400,484      14,025,302

Cash and due from banks at end                                   $15,052,383      $14,126,994     $16,400,484

Supplemental cash flow information:
Cash paid during the year for:
Interest                                                         $12,356,111      $12,361,909      $9,931,587
Income taxes                                                       1,505,941        1,486,000       1,611,591

Supplemental schedule of noncash investing and
  financing activities:
Loans charged off                                                    490,791          192,430        128,654
Loans transferred to other real estate                               207,667          106,024        250,830
Loans made in connection with the sale of other real estate           90,582           88,772         99,187

See accompanying notes to consolidated financial statements.

                                          MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                 AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL BUSINESS ACTIVITY

The Company operates as a full-service financial institution with a primary market area including, but not limited to, Clark, Taylor, Price, and Oneida Counties, Wisconsin. It provides a variety of traditional banking products in addition to trust services and uninsured investment product sales.

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

                                          MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                 AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SECURITIES (CONTINUED)

Any gains and losses on sales of securities are recognized at the time of sale using the specific identification method.

INTEREST AND FEES ON LOANS

Interest on loans is credited to income as earned. Interest income is not accrued on loans where management has determined collection of such interest is doubtful. When a loan is placed on nonaccrual status, previously accrued but unpaid interest deemed uncollectible is reversed and charged against current income. After being placed on nonaccrual status, additional income is recorded only to the extent that payments are received or the collection of principal becomes reasonably assured. Interest income recognition on impaired loans is consistent with the recognition on all other loans.

Loan origination fees and certain direct loan origination costs are deferred and amortized to income over the contractual lives of the underlying loans.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level management believes is adequate to absorb probable credit losses relating to specifically identified loans and probable credit losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on a regular, quarterly assessment of the loan portfolio, past events, current economic conditions, and other relevant factors. The allowance is adjusted through provisions for credit losses charged to expense. Loans are charged against the allowance when management believes the collectibility of the principal is unlikely.

LOANS HELD FOR SALE

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Mortgage servicing rights are not retained.

                                          MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                 AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, net of accumulated depreciation. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of premises and equipment are reflected in income. Depreciation is computed on both accelerated and straight-line methods and is based on the estimated useful lives of the assets varying generally from 40 to 50 years on buildings and three to nine years on equipment. Computer equipment and related software are depreciated or amortized over a useful life of three years.

FORECLOSED REAL ESTATE

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at cost or fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

GOODWILL AND PURCHASED INTANGIBLES

The excess of cost over the net assets acquired (goodwill) was amortized using the straight-line method over a 15-year period from the date of acquisition. Amortization of goodwill ceased on January 1, 2002 in accordance with the change in accounting discussed in Note 2.

The purchased core deposit intangible is amortized using a systematic method over an eight-year period.

The Company periodically evaluates the carrying value and remaining amortization period of all long-lived assets including intangible assets for impairment. Adjustments are recorded when the value of the asset decreases or is determined to be impaired.

RETIREMENT PLANS

The Company maintains a money purchase defined contribution pension plan and a defined contribution 401(k) profit-sharing plan which cover substantially all employees.

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

                                          MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                 AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EARNINGS PER SHARE

Basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share includes the potential common stock shares issuable under the stock options granted. The weighted average number of shares outstanding were 1,706,958 in 2001, 1,813,653 in 2000, and 1,826,440 in 1999.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to current year presentation.

NOTE 2  CHANGES IN ACCOUNTING PRINCIPLE

Effective January 1, 2001, the Company adopted Statements of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Under these SFAS, the Company must recognize all significant derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in fair value are generally recognized in earnings in the period of the change. The adoption of SFAS No. 133 and No. 138 did not have an impact on the Company's financial condition or results of operations.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001.

SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. There will be no cumulative effect of a change in accounting when the Company adopts SFAS No. 142 on January 1, 2002. However, amortization of goodwill ceased as of January 1, 2002. Amortization of goodwill anticipated during 2002 prior to adoption of SFAS No. 142 would have been $86,433.

                                          MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                 AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3  CASH AND DUE FROM BANKS

Cash and due from banks in the amount of $1,832,000 was restricted at December 31, 2001 to meet the reserve requirements of the Federal Reserve System.

In the normal course of business, the Company and its subsidiary maintain cash and due from bank balances with correspondent banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Total uninsured balances at December 31, 2001 were approximately $2,150,169.

                                          MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                 AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4  SECURITIES

The fair value, amortized cost, and gross unrealized gains and losses for the Company's securities available for sale follow:


                                                                        Gross        Gross
                                                         Fair        Unrealized   Unrealized      Amortized
                                                         Value          Gains        Losses          Cost
December 31, 2001

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                           $4,501,631       $56,962       $5,000       $4,449,669
Mortgage-backed securities                            51,210,475       985,268      401,515       50,626,722
Obligations of states and political
  subdivisions                                        22,523,071       432,795      130,326       22,220,602
Corporate debt securities                                125,000                                     125,000
Money market equity funds                              5,003,550                                   5,003,550
Equity securities                                        150,625                                     150,625

Totals                                               $83,514,352    $1,475,025     $536,841      $82,576,168

December 31, 2000

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                          $16,006,707       $35,552      $53,891      $16,025,046
Mortgage-backed securities                            34,548,135       360,941      127,473       34,314,667
Obligations of states and political
  subdivisions                                        18,207,578       251,582       81,496       18,037,492
Corporate debt securities                                 75,000                                      75,000
Money market equity funds                                579,648                                     579,648
Equity securities                                        140,625                                     140,625

Totals                                               $69,557,693      $648,075     $262,860      $69,172,478

                                          MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                 AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4  SECURITIES (Continued)

The amortized cost and fair values of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                Fair           Amortized
Debt Securities Available for Sale             Values             Cost
Due in one year or less                      $1,561,719       $1,540,820
Due after one year through five years        11,715,912       11,466,142
Due after five years through ten years       11,492,664       11,403,309
Due after ten years through fifteen years     2,379,407        2,385,000

Mortgage-backed securities                   51,210,475       50,626,722

Total debt securities available for sale    $78,360,177      $77,421,993

During 2001, proceeds from sales of investments were $1,622,892. There were $7,892 of gross realized gains. There were no sales of securities during 2000 and 1999.

Securities with a carrying value of $38,322,796 and $42,244,400 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

NOTE 5  FEDERAL HOME LOAN BANK STOCK

As a member of the Federal Home Loan Bank (FHLB) system, the banking subsidiary is required to hold stock in the FHLB based on the anticipated amount of FHLB borrowings to be advanced. This stock is recorded at cost, which is equal to fair value. Equity securities included $1,500,000 and $1,294,600 of FHLB stock at December 31, 2001 and 2000, respectively. Transfer of the stock is substantially restricted.

                                          MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                 AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6  LOANS

The composition of loans at December 31 follows:

                                              2001            2000
Commercial                                $44,352,464     $42,805,527
Agricultural                               36,819,104      41,438,724
Real estate:
Construction                                6,630,659       5,232,822
Commercial                                 70,622,818      60,932,645
Residential                                64,375,070      66,201,230
Installment                                10,169,623      11,177,677
Lease financing                                               238,573

Subtotals                                 232,969,738     228,027,198
Net deferred loan fees                        (64,955)        (52,672)
Loans in process of disbursement           (1,255,827)     (1,032,830)
Allowance for credit losses                (2,597,416)     (2,593,099)

Net loans                                $229,051,540    $224,348,597

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

Activity in related party loans for the years ended December 31, is summarized below:


                                          2001          2000
Loans outstanding, January 1           $703,295     $4,379,724
New loans                               709,886      1,394,006
Repayments                             (282,731)    (5,070,435)

Loans outstanding, December 31       $1,130,450       $703,295

                                          MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                 AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6  LOANS (Continued)

The Company has an established process to determine the adequacy of the allowance for credit losses which assesses the risk and losses inherent in its portfolio. This process provides an allowance consisting of two components, allocated and unallocated. To arrive at the allocated component of the allowance, the Company combines estimates of the allowances needed for loans analyzed individually (including impaired loans) and loans analyzed on a pool basis.

The determination of allocated reserves for larger commercial and commercial real estate loans involves a review of individual higher-risk transactions, focusing on the accuracy of loan grading, assessments of specific loss content, and, in some cases, strategies for resolving problem credits.

The Company's determination of the amount of the allowance and, correspondingly, the provision for credit losses rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience, and the Company's ongoing examination process and that of its regulators. The Company has an internal risk analysis and review staff that continuously reviews loan quality and reports the results of its examinations to executive management and the Board of Directors. Such reviews also assist management in establishing the level of the allowance.

The allowance arrived at through this methodology is adjusted by management's judgment concerning the effect of recent economic events on portfolio performance.

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

                                          MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                 AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6  LOANS (Continued)

An analysis of impaired loans follows:



                                                          2001        2000
At December 31,
Nonaccrual                                            $1,204,030   $1,691,325
Accruing income                                          925,339    1,025,820

Total impaired loans                                   2,129,369    2,717,145
Less - Allowance for credit losses                       255,000      341,400

Net investment in impaired loans                      $1,874,369   $2,375,745


                                                         2001         2000         1999
Years Ended December 31,

Average recorded investment, net of allowance
  for credit losses                                   $2,169,376   $2,489,941   $1,842,855

Interest income recognized                              $124,371     $223,998     $143,502

Interest income recognized using the cash basis         $122,893     $126,719      $60,255

An analysis of the allowance for credit losses for the three years ended December 31, follows:

                                             2001         2000         1999
Balance, January 1                       $2,593,099   $2,285,675   $2,159,145
Provision charged to operating expense      370,000      400,000      180,000
Recoveries on loans                         125,108       99,854       75,184
Loans charged off                          (490,791)    (192,430)    (128,654)

Balance, December 31                     $2,597,416   $2,593,099   $2,285,675

                                          MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                 AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7  PREMISES AND EQUIPMENT

Premises and equipment consists of the following at December 31:


                                        2001           2000
Land and improvements                 $901,959       $896,903

Buildings                            5,771,281      5,880,859
Furniture and equipment              5,503,323      5,766,476

Total cost                          12,176,563     12,544,238
Less - accumulated depreciation      6,469,113      6,256,579


Total                               $5,707,450     $6,287,659

Depreciation and amortization charged to operating expense totaled $726,078 in 2001, $820,398 in 2000, and $834,282 in 1999.

NOTE 8
Interest-Bearing Deposits

Aggregate annual maturities of certificate and IRA accounts at December 31, 2001 are as follows:


                    2002   $96,312,545
                    2003    18,706,672
                    2004     5,306,536
                    2005     6,819,982
                    2006       112,846

                    Total $127,258,581


Deposits from Company directors, executive officers, and related firms in which they are principal owners totaled $3,655,862 and $1,892,592 at December 31, 2001 and 2000, respectively.

Interest-bearing deposits include $35,231,411 and $37,465,501 of certificates of deposit in denominations greater than $100,000 at December 31, 2001 and 2000, respectively.

                                          MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                 AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9  SHORT-TERM BORROWINGS

Short-term borrowings at December 31, consist of the following:


                                                     2001          2000
Securities sold under repurchase agreements     $18,465,436   $25,277,753
Federal funds purchased                             924,000       681,000

Totals                                          $19,389,436   $25,958,753

The Company pledges U.S. Treasury and agency securities available for sale as collateral for repurchase agreements. The fair value of pledged securities, including accrued interest receivable, totaled $25,612,921 and $31,264,418 at December 31, 2001 and 2000, respectively.

At December 31, 2001, the Company maintained repurchase agreements aggregating $10,700,002 with two entities. The repurchase agreements are payable on demand.

The following information relates to federal funds purchased, securities sold under repurchase agreements, and FHLB open line of credit, for the years ended December 31:



                                           2001          2000         1999
Weighted average rate at December 31         2.05%         6.00%         4.92%

For the year:
Highest month-end balance             $29,492,473   $42,095,209   $27,017,836
Daily average balance                  22,739,366    28,293,620    23,486,859
Weighted average rate                        3.79%         5.95%         4.64%

                                          MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                 AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10

  LONG-TERM BORROWINGS

Long-term borrowings at December 31, consist of the following:


                                                                                          2001             2000
6.28% FHLB advance, interest payable monthly with principal due during 2003,
callable during 2002                                                                  $4,000,000       $4,000,000

4.65% to 4.67% FHLB advances, interest payable monthly with principal due
during 2003                                                                            5,000,000

4.61% to 5.07% FHLB advances, interest payable monthly with principal due
during 2004                                                                           10,000,000

4.14% FHLB advance, interest payable monthly with principal due during 2005            5,000,000

4.44% FHLB advance, interest payable monthly with principal due during 2006            3,000,000

5.30% to 5.51% FHLB advances, interest payable monthly with principal due
during 2008, callable during 2003                                                      3,000,000        3,000,000

FHLB advance, interest payable monthly with principal due during 2001.
Interest rate equal to .5% above the LIBOR or 6.72% at December 31, 2000.
Repaid during 2001                                                                                      3,000,000

5.41% to 6.21% FHLB advances, interest payable monthly with principal repaid
during 2001                                                                                             6,200,000

Totals                                                                               $30,000,000      $16,200,000

The FHLB advances are secured by a blanket lien consisting principally of one- to four-family real estate loans totaling approximately $50,000,000 and $27,000,000 at December 31, 2001 and 2000, respectively.

As a member of the FHLB System, the Company has available a line of credit totaling $32,924,000 at December 31, 2001. At December 31, 2001, the Company's available and unused portion of this line of credit totaled approximately $2,924,000.

                                          MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                 AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11  INCOME TAXES

The components of the income tax provision are as follows:


                                                2001             2000            1999
Current income tax provision:
Federal                                     $1,512,939       $1,408,174       $1,440,244
State                                            7,097               25          138,562

Total current                                1,520,036        1,408,199        1,578,806

Deferred income tax expense (benefit):
Federal                                        (44,702)        (142,156)        (117,665)
State                                            7,241          (64,754)         (28,926)

Total deferred                                 (37,461)        (206,910)        (146,591)


Total provision for income taxes            $1,482,575       $1,201,289       $1,432,215

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31, follows:


                                          2001                 2000                  1999
                                              Percent               Percent              Percent
                                                of                    of                   of
                                              Pretax                Pretax               Pretax
                                   Amount     Income     Amount     Income      Amount   Income
Tax expense at
  statutory rate                $1,812,651     34.0    $1,547,119    34.0    $1,625,313    34.0
Increase (decrease) in
  taxes resulting from:
Tax-exempt interest               (328,452)    (6.2)     (316,982)   (7.0)     (295,772)   (6.2)
State income tax                     9,463      0.2       (42,721)   (0.9)       72,360     1.5
Other                              (11,087)    (0.2)       13,873     0.3        30,314     0.7

Provision for income
  taxes                         $1,482,575     27.8    $1,201,289    26.4    $1,432,215    30.0



                                          MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                 AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11  INCOME TAXES (Continued)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of the net deferred taxes are as follows:


                                                          2001           2000
Deferred tax assets:
Allowance for credit losses                             $664,881       $662,335
Deferred compensation                                    330,175        313,390
State net operating losses                                34,912         49,623
Purchased deposit intangible                             162,956        114,341
Other deferred expenses                                                   2,560

Totals                                                 1,192,924      1,142,249
Less - Valuation allowance                               (34,912)       (33,565)

Total deferred tax assets                              1,158,012      1,108,684

Deferred tax liabilities:
Premises and equipment                                   140,794        151,209
FHLB stock                                                60,440         24,428
Unrealized gain on securities available for sale         333,810        139,300

Other deferred income                                                    13,730

Total deferred tax liabilities                           535,044        328,667

Net deferred tax assets                                 $622,968       $780,017

Both the Company and subsidiary Bank pay state income taxes on their individual net earnings. At December 31, 2001, tax net operating losses at the parent company of approximately $650,000 existed to offset future state taxable
income.  These net operating losses will begin to expire in 2007.   The
valuation allowance has been recognized to adjust deferred tax assets to the amount of tax net operating losses expected to be realized. If realized, the tax benefit for this item will reduce current tax expense for that period.

                                          MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                 AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12  RETIREMENT PLANS

The Company has established a noncontributory defined contribution money purchase pension plan. Company contributions to this plan, as determined by the Board of Directors, totaled $165,818, $143,426, and $137,158 during 2001, 2000, and 1999, respectively. Under the terms of the plan, the Company will contribute annually to the plan based on a percentage of annual salaries and wages.

Contributions to the Company's 401(k) profit-sharing plan are based on achieving desired Company profitability and the Board of Directors' authorization. The Company matches 100% of participant contributions to the plan up to 5% of pay deferred in addition to the discretionary profit-sharing contribution. For the years ended December 31, 2001, 2000, and 1999, the amount of the plan expense was $232,644, $137,850, and $125,048, respectively.

NOTE 13  STOCK OPTION PLANS

EMPLOYEE STOCK PURCHASE PLAN

Under the Company's Employee Stock Purchase Plan adopted during 2000, the Company is authorized to issue up to 50,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 5% of their annual gross earnings withheld to purchase the Company's common stock. Options purchased by employees under the plan are exercised annually. The purchase price of the stock is 95% of the lower of its beginning-of-year or end-of-year market price. Approximately 20% of eligible employees participated in the plan during 2001. Options issued and exercised under this plan totaled 441 and 213 during 2001 and 2000, respectively. As of December 31, 2001, 49,346 shares of common stock remain reserved for future grants to employees under the Employee Stock Purchase Plan approved by the shareholders.

INCENTIVE STOCK OPTION PLAN

Under the terms of an incentive stock option plan adopted during 2000, shares of unissued common stock are reserved for options to officers and key employees of the Company at prices not less than the fair market value of the shares at the date of the grant. Options may be exercised no earlier than six months after the start date. These options expire ten years after the grant date.

Under the terms of a previous stock option plan terminated during 1999, some granted options may be exercised only between the fourth and fifth anniversaries of the date of the grant. These options expire five years after the grant date.

                                          MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                 AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13  STOCK OPTION PLANS (Continued)

At December 31, 2001, 5,351 options outstanding were eligible to be exercised. The following table summarizes information regarding stock options exercisable at December 31, 2001:


                 Options Exercisable

                                      Weighted
 Range of                             Average
 Exercise                             Exercise
  Prices                 Shares        Price


$25 to $29                5,351       $26.82

For the years ended December 31, 1999, 2000, and 2001, activity in stock options outstanding was as follows:


                                 Weighted
                                 Average
                      Shares      Price
December 31, 1998     9,360       $21.62
Options Granted       2,318        26.00
Options Exercised    (3,539)      (18.64)

December 31, 1999     8,139        24.16
Options Granted       2,575        28.25
Options Exercised    (1,906)      (19.50)
Options Forfeited      (209)      (19.50)

December 31, 2000     8,599        26.53
Options Granted       2,776        25.50
Options Exercised      (604)      (24.00)
Options Forfeited    (1,202)      (24.00)

December 31, 2001     9,569        $26.71

As of December 31, 2001, 256,214 shares of common stock remain reserved for future grants to officers and key employees under the incentive stock option plan approved by the shareholders.

                                          MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                 AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13  STOCK OPTION PLANS (Continued)

The Company follows the provisions of APB No. 25, "Accounting for Stock Issued to Employees," and uses the "intrinsic value method" of recording stock-based compensation cost. Because stock options are granted with an exercise price equal to fair value at the date or grant, no compensation expense is recorded. The Employee Stock Purchase Plan is considered a noncompensatory stock purchase plan. Therefore, no compensation expense is recorded upon issuance of the discounted shares. However, had compensation cost for the Company's stock-based plans been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," based on the fair value of the stock options, net income would have decreased $6,024, $4,455, and $6,954 in 2001, 2000, and 1999,
respectively. Earnings per share, assuming dilution, would have been $2.25 in 2001, $1.84 in 2000, and $1.83 in 1999.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                          MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                 AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14  CAPITAL REQUIREMENTS (Continued)

The Company and subsidiary Bank's actual capital amounts and ratios are also presented in the table.

                                                                                            To Be Well-
                                                                                         Capitalized Under
                                                                For Capital              Prompt Corrective
                                           Actual             Adequacy Purposes          Action Provisions
                                     Amount       Ratio       Amount       Ratio        Amount        Ratio
As Of December 31, 2001:
Total capital (to risk
  weighted assets):
Consolidated                      $30,087,000     12.1%     $19,877,000     8.0%          n/a
Subsidiary bank                   $29,492,000     11.9%     $19,865,000     8.0%      $24,831,000     10.0%


Tier I capital (to risk
  weighted assets):
Consolidated                      $27,490,000      11.1%     $9,938,000     4.0%          N/A
Subsidiary Bank                   $26,895,000      10.8%     $9,932,000     4.0%      $14,898,000      6.0%

Tier I capital (to
  average assets):
Consolidated                      $27,490,000       8.3%    $13,561,000     4.0%          N/A
Subsidiary Bank                   $26,895,000       8.1%    $13,555,000     4.0%      $16,944,000      5.0%

As of December 31, 2000:
Total capital (to risk
  weighted assets):
Consolidated                     $30,875,000       13.2%    $18,754,000     8.0%         N/A
Subsidiary Bank                  $28,196,000       12.1%    $18,626,000     8.0%      $23,282,000     10.0%

Tier I capital (to risk
  weighted assets):
Consolidated                     $28,282,000       12.1%     $9,377,000     4.0%          N/A
Subsidiary Bank                  $25,603,000       11.0%     $9,313,000     4.0%      $13,969,000      6.0%

Tier I capital (to
  average assets):
Consolidated                     $28,282,000        8.9%    $12,771,000     4.0%          N/A
Subsidiary Bank                  $25,603,000        8.0%    $12,765,000     4.0%      $15,956,000      5.0%

                                          MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                 AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15  RESTRICTIONS ON RETAINED EARNINGS

The Bank is restricted by banking regulations from making dividend distributions above prescribed amounts and limited in making loans and advances to the Company. At December 31, 2001, the retained earnings of the Bank available for distribution as dividends without regulatory approval was approximately $10,364,637.

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. These commitments at December 31, 2001 and 2000 are as follows:

                                                              2001             2000
Commitments to extend credit:
Fixed rate                                                $10,358,501       $11,249,823
Adjustable rate                                            13,963,867        12,697,560
Standby and irrevocable letters of credit - fixed rate      2,083,313         1,931,742
Credit card commitments                                     5,665,467         5,870,239

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

                                          MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                 AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

CREDIT RISK (CONTINUED)

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

                                          MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                 AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

DEPOSIT LIABILITIES: The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW accounts, and money market accounts, is equal to the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate reflects the credit quality and operating expense factors of the Company.

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

                                          MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                 AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents information for financial instruments:

                                    At December 31, 2001          At December 31, 2000
                                  Carrying      Estimated        Carrying       Estimated
                                   Amount       Fair Value        Amount        Fair Value
Financial assets:
Cash and short-term
  investments                  $15,790,330     $15,790,330     $14,145,568     $14,145,568
Investment securities           85,014,352      85,014,352      70,852,293      70,852,293
Net loans                      229,503,190     231,858,129     224,518,197     221,491,138

Financial liabilities:
Deposits                       258,401,447     260,764,540     244,690,547     247,184,844
Short-term borrowings           19,389,436      19,389,436      25,958,753      25,958,753
Long-term borrowings            30,000,000      30,670,276      16,200,000      15,802,394

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

                                          MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                 AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

                           BALANCE SHEETS
                    December 31, 2001 and 2000
<CAPTION
                                                    2001          2000
ASSETS

Cash and due from banks                           $565,918     $2,707,045
Investment in subsidiary                        28,957,882     27,666,361
Securities available for sale - at fair value      100,000        100,000
Premises and equipment                                 498         29,430
Other assets                                        50,331         35,069

Total assets                                   $29,674,629    $30,537,905

LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities                                 $121,508       $192,811
Total stockholders' equity                      29,553,121     30,345,094

Total liabilities and stockholders' equity     $29,674,629    $30,537,905

                                          MID-WISCONSIN FINANCIAL SERVICES, INC
                                                                 AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

                                                              2001             2000             1999
Income:
Dividends from subsidiary                                 $2,950,000       $1,600,000       $2,250,000
Interest                                                      23,917          162,130          138,329
Rental income                                                180,000          180,000          180,000
Other                                                            255

Total income                                               3,154,172        1,942,130        2,568,329

Expenses:
Salaries and benefits                                         55,010           30,096           40,741
Other                                                        201,149          218,711          186,135

Total expenses                                               256,159          248,807          226,876

Income before income taxes and equity in
 undistributed net income of subsidiary                     2,898,013        1,693,323        2,341,453
Provision for income tax (benefit) expense                   (17,676)          31,730           31,119

Net income before equity in undistributed net
  income of subsidiary                                     2,915,689        1,661,593        2,310,334
Equity in undistributed net income of subsidiary             933,061        1,687,467        1,037,783


Net income                                                $3,848,750       $3,349,060       $3,348,117

                                       MID-WISCONSIN FINANCIAL SERVICES, INC
                                                              AND SUBSIDIARY

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

                                             STATEMENTS OF CASH FLOWS
                                    Years Ended December 31, 2001, 2000, and 1999
                                                                       2001            2000            1999
Increase (decrease) in cash and due from banks:
Cash flows from operating activities:
Net income                                                         $3,848,750       $3,349,060       $3,348,117
Adjustments to reconcile net income to net
 cash provided by operating activities:
Provision for depreciation and net
  amortization                                                         28,932           78,383           87,207
Equity in undistributed net income of
  subsidiary                                                         (933,061)      (1,687,467)      (1,037,783)
Changes in operating assets and liabilities:
  Other assets                                                        (15,263)         (10,679)          (3,010)
  Liabilities                                                         (71,303)           6,538           79,210

Net cash provided by operating activities                           2,858,055        1,735,835        2,473,741

Cash flows from investing activities:
Capital expenditures                                                                                    (17,944)
Payment for purchase of securities available
  for sale                                                                            (100,000)

Net cash used in investing activities                                                 (100,000)         (17,944)

Cash flows from financing activities:
Proceeds from exercise of stock options                                30,343           37,168            65,959
Payments for repurchase of common stock                            (2,960,984)        (410,961)       (1,092,520)
Dividends paid                                                     (2,068,541)      (2,175,250)       (2,133,046)

Net cash used in financing activities                              (4,999,182)      (2,549,043)       (3,159,607)

Net decrease in cash and due from banks                            (2,141,127)        (913,208)         (703,810)
Cash and due from banks at beginning                                2,707,045        3,620,253         4,324,063

Cash and due from banks at end                                       $565,918       $2,707,045        $3,620,253

Supplemental cash flow information:
Cash paid during the year for income taxes                         $1,504,441       $1,460,000        $1,463,591

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors is incorporated in this Form 10-K by this reference to the disclosure beginning with the sentence immediately preceding the table on page 4 of registrant's 2002 Proxy Statement dated March 22, 2002 (the "2002 Proxy Statement") under the caption Proposal No. 1 "Election of Directors" and continuing through the disclosure ending at the subcaption "Committees and Meetings, page 5. Information relating to executive officers is found in Part I, page 5 of this form 10-K. Information required under Rule 405 of Regulation S-K is incorporated in this Form 10-K by reference to page 7 of the 2002 Proxy Statement under the subcaption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to executive and director compensation is incorporated in this Form 10-K by this reference to the disclosure in the registrant's 2002 Proxy Statement under (1) the subcaption "Executive Officer Compensation," page 8, through the disclosure ending at the caption "Committees' Report on Executive Compensation Policies", page 9, (2) the disclosure under the subcaption "Committee Interlocks and Insider Participation", page 11, and (3) the disclosure under the subcaption "Director Compensation", page 6.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to security ownership of certain beneficial owners is incorporated in this Form 10-K by this reference to the disclosure in the registrant's 2002 Proxy Statement under the caption "Beneficial Ownership of Common Stock," page 7, through the table ending at the subcaption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions is incorporated in this Form 10-K by this reference to the registrant's 2002 Proxy Statement under the caption "Certain Relationships and Related Transactions," page 12.

                              PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements

         Description                                               Page

  Mid-Wisconsin Financial Services, Inc.
  Consolidated Financial Statements

   Accountants' Report                                              25

   Consolidated Balance Sheets                                      26

   Consolidated Statements of Income                                27

   Consolidated Statements of Changes in Stockholders' Equity       28

   Consolidated Statements of Cash Flows                            29

   Notes to Consolidated Financial Statements                       31


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

    10.4* 1999 TeamBank Bonus Plan (incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

    10.5 Mid-Wisconsin Financial Services, Inc. Employee Stock Purchase Plan (incorporated by reference to exhibit 10.7 to the Registrant's Quarterly Report on form 10-Q for the quarterly period ended June 30, 2000)

    10.6* Mid-Wisconsin Financial Services, Inc. 1999 Stock Option Plan (incorporated by reference to exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)

    21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

    23.1 Consent of Wipfli Ullrich Bertelson LLP

    *Denotes executive compensation plans and arrangements


The exhibits listed above are available upon request in writing to William A. Weiland, Secretary, Mid-Wisconsin Financial Services, Inc., 132 West State Street, Medford, Wisconsin 54451.

                               SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1994, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2002.

                               MID-WISCONSIN FINANCIAL SERVICES, INC.

                                    James F. Melvin
                                    James F. Melvin, Chairman of the Board

                                    William A. Weiland
                                    William A. Weiland, Secretary and Treasurer
                                    (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 20, 2002, and in the capacities indicated.

Fred J. Schroeder                    Gene C. Knoll
Fred J. Schroeder, Vice President    Gene C. Knoll, President and Chief
of the Board, and a Director         Executive Officer
                                     (Principal Executive Officer and a
                                     Director)


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


Kim A. Gowey                         James P. Hager
Kim A. Gowey, DDS, Chairman of       James P. Hager, Director
the Board of Mid-Wisconsin Bank
and a Director


Kurt D. Mertens                       Kathryn M. Hemer
Kurt D. Mertens, Director             Kathryn M. Hemer, Director


Robert J. Schoofs                     Brian B. Hallgren
Robert J. Schoofs, Director           Brian B. Hallgren, Director


                                      Rhonda R. Kelley
                                      Rhonda R. Kelley, Controller
                                      (Principal Accounting Officer)

                               EXHIBIT INDEX<dagger>
                                       to
                                    FORM 10-K
                                       of
                      MID-WISCONSIN FINANCIAL SERVICES, INC.
                      for the period ended December 31, 2001
                    Pursuant to Section 102(d) of Regulation S-T
                          (17 C.F.R. <section>232.102(d))



23.1 Consent of Wipfli Ullrich Bertelson LLP

<dagger>Exhibits  required by Item  601  of  Regulation  S-K  which  have  been previously filed and  are  incorporated  by reference are set forth in Part IV,
Item 14 of the Form 10-K to which this Exhibit Index relates.