Form 10-Q
period 2002-03-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2002-05-14
CIK 785024

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 2002

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

As of May 10, 2002, there were 1,696,497 shares of $.10 par value common stock outstanding.

                      MID-WISCONSIN FINANCIAL SERVICES, INC.


                                      INDEX



PART I.  FINANCIAL INFORMATION                                      PAGE

         Item 1. Financial Statements

                 Consolidated Balance Sheets
                 March 31, 2002 and December 31, 2001                  3

                 Consolidated Statements of Income
                 Three Months Ended March 31, 2002 and 2001            4

                 Consolidated Statements of Changes in
                 Stockholders' Equity
                 Three Months Ended March 31, 2002                     5

                 Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 2002 and 2001            6


                 Notes to Consolidated Financial Statements           7-8

         Item 2. Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                           8-16


         Item 3. Quantitative and Qualitative Disclosures
                 About Market Risk                                     17

PART II. OTHER INFORMATION



         Item 6. Exhibits and Reports of Form 8-K                      17

                 Signatures                                            18

PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements:

                       Mid-Wisconsin Financial Services, Inc.
                                 and Subsidiary

                            Consolidated Balance Sheet
                                                               March 31, 2002   December 31, 2001
                                                                 (Unaudited)        (Audited)
ASSETS
Cash and due from banks                                          $10,062,931       $15,052,383
Interest-bearing deposits in other financial institutions             18,353            25,102
Federal funds sold                                                 1,072,981           712,845
Securities available for sale -At fair value                      79,138,160        83,514,352
Federal Home Loan Bank stock (at cost)                             1,521,000         1,500,000
Loans held for sale                                                   84,100           451,650
Loans receivable, net of allowance for credit losses of
  $2,599,608 in 2002 and $2,597,416 in 2001                      232,767,620       229,051,540
Accrued interest receivable                                        1,910,823         1,843,509
Premises and equipment                                             5,589,283         5,707,450
Purchased core deposit intangible                                  1,091,418         1,163,929
Goodwill                                                             295,316           295,316
Other assets                                                       1,474,715         1,171,500
TOTAL ASSETS                                                    $335,026,700      $340,489,576

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                     $32,809,694       $35,127,283
Interest-bearing deposits                                        215,502,882       223,274,164
  Total Deposits                                                 248,312,576       258,401,447

Short-term borrowings                                             23,195,424        19,389,436
Long-term borrowings                                              30,000,000        30,000,000
Accrued expenses and other liabilities                             3,259,521         3,145,572
Total Liabilities                                                304,767,521       310,936,455

Stockholders' equity:
  Common stock-Par value $.10 per share:
      Authorized - 6,000,000 shares
      Issued & outstanding - 1,696,497 shares in 2002
        and 1,696,497 shares in 2001                                 169,650          169,650
Additional paid-in capital                                        10,972,612       10,972,612
Retained earnings                                                 18,533,745       17,806,485
Unrealized gain on securities available for sale, net of tax         583,172          604,374
Total stockholders' equity                                        30,259,179       29,553,121

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $335,026,700     $340,489,576

The accompanying notes to consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                                Mid-Wisconsin Financial Services, Inc.
                                           and Subsidiary
                                 Consolidated Statements of Income
                                             (Unaudited)
                                                                     Three months ended
                                                                March 31, 2002   March 31, 2001
Interest income:
  Interest and fees on loans                                      $4,238,982       $5,033,087
  Interest and dividends on securities:
     Taxable                                                         856,357          886,780
     Tax-exempt                                                      268,401          208,250
  Other interest and dividend income                                  24,857           58,217
Total interest income                                              5,388,597        6,186,334

Interest expense:
  Deposits                                                         1,522,204        2,751,994
  Short-term borrowings                                               85,003          320,290
  Long-term borrowings                                               367,875          240,899
Total interest expense                                             1,975,082        3,313,183

Net interest income                                                3,413,515        2,873,151
Provision for credit losses                                          180,000          135,000

Net interest income after provision
  for credit losses                                                3,233,515        2,738,151

Noninterest income:
  Service fees                                                       199,353          193,179
  Trust service fees                                                 184,000          168,797
  Net realized gain on sale of securities available for sale               0                0
  Investment product commissions                                      54,652           59,109
  Other operating income                                             176,633          157,413
Total noninterest income                                             614,638          578,498

Noninterest expenses:
  Salaries  and employee benefits                                  1,296,442        1,194,054
  Occupancy                                                          272,327          322,729
  Data processing and information systems                            110,426          118,879
  Purchase core deposit amortization                                  72,510           89,375
  Other operating                                                    556,691          479,736
Total noninterest expenses                                         2,308,396        2,204,773

Income before income taxes                                         1,539,757        1,111,876
Provision for income taxes                                           439,267          276,687

Net income                                                        $1,100,490         $835,189

Basic and diluted earnings per share                                   $0.65            $0.49

Cash dividends declared per share                                      $0.22            $0.20

The accompanying notes to consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                                               Mid-Wisconsin Financial Services, Inc.
                                     Consolidated Statement of Changes in Stockholders' Equity
                                                              (Unaudited)
                                                                                             Accumulated
                                                           Additional                           Other
                                          Common Stock       Paid-In          Retained       Comprehensive
                                             Amount          Capital          Earnings       Income (Loss)      Totals
Balance, December 31, 2001                  $169,650       $10,972,612       $17,806,485       $604,374       $29,553,121
Comprehensive Income:
 Net Income                                                                    1,100,490                        1,100,490
 Unrealized gain on securities
   for sale, net of tax                                                                         (21,202)          (21,202)
 Total comprehensive income                                                                                     1,079,288

Proceeds from stock options                                                                                             0
Repurchase of common stock                                                                                              0
Cash dividends declared $.22 per share                                          (373,230)                        (373,230)
Balance March 31, 2002                      $169,650       $10,972,612       $18,533,745       $583,172       $30,259,179

The accompanying notes to consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                                                  Mid-Wisconsin Financial Services, Inc.
                                                              and Subsidiary
                                                  Consolidated Statements of Cash Flows
                                                Three Months Ended March 31, 2002 and 2001
                                                                (Unaudited)
                                                                                                2002           2001
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                                                              $1,100,490       $835,189
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for depreciation and net amortization                                         233,097        297,824
        Provision for credit losses                                                             180,000        135,000
        Proceeds from sales of loans held for sale                                            2,293,532      2,160,110
        Gain on sale of loans held for sale                                                     (27,842)       (28,060)
        Originations of loans held for sale                                                  (1,898,140)    (2,570,330)
        Gain on premises and equipment disposals                                                    -           (3,000)
        FHLB stock dividends                                                                    (21,000)       (26,000)
        Changes in operating assets and liabilities:
        Other assets                                                                           (363,148)       (27,305)
        Other liabilities                                                                       113,949        (77,869)
  Net cash provided by operating activities                                                   1,610,938        695,559
  Cash flows from investing activities:
     Net (increase) decrease in interest-bearing deposits in
          other institutions                                                                      6,749           (233)
     Net increase in federal funds sold                                                        (360,136)    (4,015,266)
     Securities available for sale:
          Proceeds from maturities                                                           10,693,047     14,238,970
          Payment for purchases                                                              (6,348,422)   (12,012,465)
     Payment for purchase of FHLB stock                                                             -         (232,600)
     Net increase in loans                                                                   (3,896,685)      (250,165)
     Capital expenditures                                                                       (38,831)       (75,145)
     Proceeds from sale of premises and equipment                                                   -            3,000
  Net cash used in investing activities                                                          55,722     (2,343,904)
  Cash flows from financing activities:
     Net decrease in noninterest-bearing deposits                                            (2,317,589)    (2,279,132)
     Net increase (decrease) in interest-bearing deposits                                    (7,771,282)     7,663,426
     Net increase (decrease) in short-term borrowing                                          3,805,988     (2,313,939)
     Proceeds from exercise of stock options                                                        -            5,161
     Payment for repurchase of common stock                                                         -       (2,960,984)
     Dividends paid                                                                            (373,229)      (339,090)
   Net cash provided by financing activities                                                 (6,656,112)      (224,558)
Net decrease in cash and due form banks                                                      (4,989,452)    (1,872,903)
Cash and due from banks at beginning                                                         15,052,383     14,126,994
Cash and due from banks at end                                                              $10,062,931    $12,254,091

  Supplemental cash flow information:                                                            2002           2001
     Cash paid during the year for:
          Interest                                                                           $2,294,859     $3,822,918
          Income taxes                                                                          $85,896           $-
  Supplemental schedule of non-cash investing and financing activities:
          Loans transferred to other real estate                                                   $-             $-
          Loans charged off                                                                    $200,403       $111,845
          Loans made in connection with the disposition of
              other real estate                                                                    $-             $-

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in the Company's 2001 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.

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

Presented below are the calculations for basic and diluted earnings per share:

                                             Three Months Ended March 31,
                                                    2002      2001
                                      (In thousands, except per share data)
Net income available to common stockholders       $1,100       $835
Weighted average shares outstanding                1,696      1,707
Effect of dilutive stock options outstanding           0          0
Diluted weighted average shares outstanding        1,696      1,707
Basic earnings per common share                    $0.65      $0.49
Diluted earnings per share                         $0.65      $0.49

NOTE 3 - LONG-TERM DEBT

Long-term debt at March 31 is as follows:


                                                       2001           2000
Federal Home Loan Bank advances:
     4.14% to 6.28%, fixed rate, maturing in
     2003 through 2008                             $30,000,000

     5.41% to 6.72%, fixed rate, maturing in
     2001 through 2008                                            $16,200,000
Total long-term debt                               $30,000,000    $16,200,000


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

The assumptions, risks and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statements Regarding Forward Looking Information" in Part I of the Company's Form 10-K for the year ended December 31, 2001 and, from time to time, in the Company's other filings with the Securities and Exchange Commission.

In the first quarter of 2002, the Company elected to become a financial holding company. The Company has not engaged in any additional lines of business as of the date of this report.

RESULTS OF OPERATIONS - SUMMARY

Net income for the first three months of 2002 totaled $1.1 million or $0.65 for basic and diluted earnings per share. Comparatively, net income for the first three months of 2001 was $835,000 or $0.49 for basic and diluted earnings per share. March 31, 2002 results generated an annualized return on average assets of 1.30% and an annualized return on average equity of 14.69%, compared to 1.03% and 11.59% for the comparable period in 2001. The March 31, 2002 net interest margin was 4.48% compared to 3.96% for the comparable period in 2001.

Table 1: Summary Results of Operations
(dollars in thousands, except per share data)

                                             March 31,  December 31,  Sept. 30,     June 30,    March 31,
                                               2002         2001         2001         2001         2001
Earnings and Dividends:
Net interest income                           $3,413       $3,330       $3,171       $3,039       $2,873
Provision for credit losses                      180          (50)         150          135          135
Net interest income after
     provision for credit losses               3,233        3,380        3,021        2,904        2,738
Noninterest income                               614          582          628          699          579
Noninterest expense                            2,308        2,366        2,207        2,422        2,205
Income before income taxes                     1,539        1,596        1,442        1,181        1,112
Provision for income taxes                       439          527          399          280          277
Net income                                    $1,100       $1,069       $1,043         $901         $835
Per common share
   Basic and diluted earnings                  $0.65        $0.63        $0.62        $0.53        $0.49
   Dividends declared                           0.22         0.22         0.20         0.60         0.20
   Book Value                                  17.84        17.42        17.45        16.79        16.80
Average common shares (000's)                  1,696        1,696        1,695        1,695        1,707
Dividend payout ratio                           33.9%        34.9%        32.5%       112.8%        40.6%
Balance Sheet Summary:
At quarter end:
   Loans net of unearned income             $235,367     $231,649     $226,289     $228,890     $227,181
   Assets                                    335,027      340,490      322,460      325,635      322,236
   Deposits                                  248,313      258,401      248,095      250,859      250,075
   Stockholders' equity                       30,259       29,553       29,588       28,467       28,487
Average balances:
   Loans net of unearned income              233,279      228,170      228,848      228,372      226,812
   Assets                                    337,973      325,261      324,476      322,579      322,747
   Deposits                                  254,396      250,131      249,917      250,685      248,284
   Stockholders' equity                       29,959       28,806       28,600       28,134       28,809
Performance Ratios:
Return on average assets                        1.30%        1.31%        1.29%        1.12%        1.03%
Return on average common equity                14.69%       14.84%       14.59%       12.81%       11.59%
Tangible equity to assets                       8.48%        8.45%        8.38%        8.24%        8.42%
Total risk-based capital                       12.93%       12.11%       12.56%       12.07%       12.13%
Net loan charge-offs as a percentage
   of average loans                             0.08%        0.11%        0.02%        0.03%        0.01%
Nonperforming assets as a percentage
   of loans and other real estate               0.70%        0.82%        1.43%        0.92%        0.80%
Net interest margin                             4.48%        4.39%        4.36%        4.39%        3.96%
Efficiency ratio(1)                            59.53%       57.22%       56.08%       62.66%       61.69%
Stock Price Information:
High                                          $26.30       $26.00       $25.10       $23.25       $22.50
Low                                            26.00        24.25        23.25        20.12        21.00
Market value at quarter end (2)                26.30        26.00        25.10        23.25        21.00

(1) The yield  on  tax-exempt  loans  and  securities  was  computed  on a tax-equivalent basis using a tax rate of 34%
     for all periods presented.
(2) The quotations reflect bid prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

NET INTEREST INCOME

Net interest income on a fully taxable equivalent basis for the three months ended March 31, 2002 was $3.6 million, up $570,000 or 19.0% over the comparable quarter last year. This increase was the result of lower interest rates and the Bank's negative repricing gap, more liabilities repricing than assets.

The net interest margin was 4.48% for March 31, 2002, up 52 basis points from 3.96% from the comparable quarter last year. This increase between quarters is attributable to a 78 basis point increase in interest rate spread. Yields on average earning assets decreased to 6.96% compared to 8.35% in 2001 driven primarily by a 161 basis point decrease in loan yield. Pressure on loan yields was the result of customer demand to reprice variable rate loans into fixed rate loans, lower interest rate environment and local pricing competition. The yield on investments and other earning assets decreased 64 basis points to 6.04% at March 31, 2002.

The costs for interest bearing liabilities decreased to 2.91% from 5.08% in 2001, impacted by the declining rate environment of 2001. The average cost of interest-bearing deposits decreased 227 basis points predominately in interest-bearing demand deposit products. Wholesale funding decreased 179 basis points over the comparable quarter last year.

Average earning assets grew $16.3 million from the first quarter 2001, while average interest-bearing liabilities grew $10.8 million. Earning asset growth occurred in loans, up $6.5 million or 2.9%, while investments, increased $6.8 million or 10%. The composition of the interest bearing liabilities shifted from higher cost time deposits to interest-bearing demand deposits. Growth was principally in interest bearing demand deposits up an average $11.8 million or 18.1%. Time deposits decreased $10.3 million or 7.6%. Wholesale funding increased $8.6 million, in long-term debt, representing 18.4% of total interest-bearing liabilities during first quarter 2002 compared to 15.9% in first quarter 2001.

Table 2:  Net Interest Income Analysis - Taxable Equivalent Basis
(dollars in thousands)

                                                Three months ended March 31, 2002      Three months ended March 31, 2001
                                                Average      Interest     Average      Average     Interest       Average
                                                Balance  Income/expense Yield/Rate     Balance  Income/expense   Yield/Rate
Assets

Loans (1) (2)                                  $233,279       $4,253       7.29%       $226,812       $5,048       8.90%
Investments and other                            85,347        1,288       6.04%         75,480        1,260       6.68%
  Total earning assets                         $318,626       $5,540       6.96%       $302,292       $6,308       8.35%
Other assets, net                                19,346                                  20,456

  Total assets                                 $337,973                                $322,748

Liabilities & Equity:

Interest-bearing deposits                      $221,601       $1,522       2.75%       $219,347      $2,752       5.02%
Wholesale funding                                50,078          453       3.62%         41,504         561       5.41%

  Total interest-bearing liabilities           $271,679       $1,975       2.91%       $260,851      $3,313       5.08%


Demand deposits                                  32,795                                  28,937
Other liabilities                                 3,539                                   4,151
Stockholders' equity                             29,959                                  28,809

  Total liabilities and equity                 $337,973                                $322,748

Interest rate spread (2)                                                   4.05%                                 3.27%

Net interest income
     and net interest margin (2)                              $3,565       4.48                      $2,995      3.96%

   (1) Non-accrual loans are included in the daily average loan balances outstanding.
   (2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

NON-INTEREST INCOME

Non-interest income as of March 31, 2002 was $615,000, up 6.4% compared to first quarter 2001. Primary categories that have impacted the change between comparable quarters were service fees on deposit accounts, trust service fees, and other operating income.

Table 3:  Noninterest Income
(dollars in thousands)

                               1st Quarter  1st Quarter   Dollar   Percent
                                    2002        2001      Change    Change
Service fees on deposit accounts    $199        $193        $6        3.1%
Trust service fees                   184         169        15        8.9%
Investment product commissions        55          59        (4)      -6.8%
Other operating income               177         157        20       12.7%
   Total noninterest income         $615        $578       $37        6.4%

Service fees on deposit accounts as of March 31, 2002 were up $6,000, or 3.1%. Trust service fees increased $15,000, or 8.9%, between comparable three month periods.

Investment product commissions consist of annuity sales, brokerage services, mutual fund sales, life insurance commissions, and self-directed IRA fees. Investment product commissions decreased $4,000, or 6.8% versus March 31, 2001. The change was predominantly due to a decrease in the fair market value of assets under management, primarily from the declines in the stock and bond markets between comparable periods.

Other operating income increased $20,000, or 12.7% from March 31, 2001. The change was due to the increase in ATM fees, new loan product fees, and a special stock dividend from a regional ATM network.

NON-INTEREST EXPENSE

Non-interest expense increased $103,000, or 4.7%, between comparable periods, to $2.3 million at March 31, 2002.

Table 4:  Noninterest Expense
(dollars in thousands)

                                         1st Quarter  1st Quarter    Dollar    Percent
                                              2002         2001      Change    Change
Salaries and employee benefits              $1,296       $1,194       $102       8.5%
Occupancy                                      272          323        (51)    -15.8%
Data processing and information systems        110          119         (9)     -7.6%
Core deposit intangible amortization            73           89        (16)    -18.0%
Other operating                                557          480         77      16.0%
   Total noninterest expense                $2,308       $2,205       $103       4.7%

Salaries and employee benefits increased $102,000 or 8.5% over first quarter 2001 and represented 56.2% of total noninterest expense in 2002 compared to 54.1% in 2001. Salaries increased $61,000 between comparable periods, due primarily to merit increases. Employee benefits increased $42,000 over first quarter 2001 the result of incentive bonuses, and pension plan expense.

Occupancy expense decreased $51,000, primarily due to the rate decreases in utilities, and equipment expense declining predominately in computer depreciation expense. Data processing and information systems decreased $9,000, primarily in software amortization expense.

Core deposit intangible amortization decreased due to the discontinuation of amortization of goodwill on January 1, 2002 in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." Other operating expense was $557,000, up 16.0% from first quarter 2001, predominately due to increased service charges at correspondent banks, ATM processing costs, and loan servicing expenses.

BALANCE SHEET

At March 31, 2002, total assets were $335.0 million, an increase of $12.8 million, or 4.0%, over March 31, 2001. Loans increased $7.7 million since March 31, 2001. Agricultural loans decreased $3.6 million due to tightening agricultural credit standards resulting in refinancing of numerous loans with other financial institutions. Real estate loans increased $11.9 million given the high refinance activity that occurred in 2001. The housing market remains strong in the Company's market place. Total deposits decreased $1.8 million or ..7%, primarily in time deposits which decreased $12.6 million since March 31, 2001. The deposit mix has changed as customers are choosing short-term, liquid products in anticipation that interest rates will increase in the near future. Demand and NOW accounts have increased $8.2 million from March 31, 2001. See Table 6 for the current deposit composition.

 Since year-end 2001, total assets decreased $5.5 million. The majority of the decrease was due to the $4.9 million decrease in cash and due from banks and $4.4 million decrease in investments. Loans increased $3.4 with continued mix changes as noted in Table 5. Deposits decreased $10.1 million led by time deposits which decreased $4.1 million.

Table 5:  Period End Loan Composition
(dollars in thousands)

                                              March 31,     % of        March 31,     % of      December 31,    % of
                                                2002        total         2001        total         2001        total
Commercial and financial                      $41,747       17.7%       $44,057       19.3%       $44,320       19.1%
Construction loans                              6,131        2.6%         3,815        1.7%         5,375        2.3%
Agricultural                                   35,473       15.1%        39,037       17.1%        36,815       15.9%
Real estate                                   142,233       60.4%       130,315       57.2%       135,421       58.4%
Installment loans to individuals                9,860        4.2%        10,330        4.6%        10,162        4.3%
Lease financing                                     7        0.0%           235        0.1%             8        0.0%

Total loans (including loans held for sale)  $235,451      100.0%      $227,789      100.0%      $232,101      100.0%

Table 6:  Period End Deposit Composition
(dollars in thousands)

                 March 31,     % of        March 31,     % of      December 31,   % of
                   2002        total         2001        total         2001       total
Demand           $32,810       13.2%       $29,876       11.9%       $35,127       13.6%
NOW               23,573        9.5%        18,313        7.3%        25,012        9.7%
Money market      48,949       19.7%        47,973       19.2%        52,245       20.2%
Savings           19,780        8.0%        18,162        7.3%        18,700        7.2%
Brokered CDs         500        0.2%           500        0.2%           500        0.2%
Other time       122,701       49.4%       135,251       54.1%       126,817       49.1%

Total Deposits  $248,313      100.0%      $250,075      100.0%      $258,401      100.0%

ALLOWANCE FOR CREDIT LOSSES

The loan portfolio is the primary asset subject to credit risk. The Company's process for monitoring credit risks includes weekly analysis of loan quality, delinquencies, non-performing assets, and potential problem loans.

The allowance for credit losses represents management's estimate of an amount adequate to provide for potential losses in the loan portfolio. Adequacy of the allowance for credit losses is based on management's ongoing review and grading of the loan portfolio, past loan loss experience, trends in past due and nonperforming loans, and current economic conditions. The Company has internal risk analysis and review staff that continuously reviews loan quality.

It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectable, these amounts are promptly charged off against the allowance.

As of March 31, 2002, the allowance for credit losses was $2.6 million, representing 1.10% of loan outstanding, compared to $2.7 million, or 1.19%, at March 31, 2001, and $2.6 million, or 1.12% at year-end 2001. At March 31, 2002, the allowance for credit losses was 120.1% of nonperforming loans compared to 141.0% and 108.8% at March 31 and December 31, 2001.

Table 7:  Allowance for Credit Losses and Nonperforming Assets
(dollars in thousands)

                                                At and for the     At and for the
                                              Three months ended    Year ended
                                                   March 31,        December 31,
                                               2002        2001         2001
Allowance for Credit Losses:
Balance at beginning of period               $2,597       $2,593       $2,593
Charged off                                    (200)        (112)        (491)
Recoveries                                       23           99          125
Net loans charged off                          (177)         (13)       (366)
Provision for credit losses                     180          135          370
Balance at end of period                     $2,600       $2,715       $2,597
Nonperforming Assets:
Nonaccrual loans                             $1,646       $1,606       $1,905
Accruing loans past due 90 days or more          65           21           30
Restructured loans                              454          298          453
Total nonperforming loans                     2,165        1,925        2,388
Other real estate owned                          90          101           90
Total nonperforming assets                   $2,255       $2,026       $2,478

Ratio of allowance for credit losses
to total loans at end of period                1.10%        1.19%        1.12%

Ratio of net charge offs during the
period to average loans outstanding            0.08%        0.01%        0.16%

Nonperforming loans to total loans             0.92%        0.85%        1.03%

Nonperforming assets to total assets           0.67%        0.63%        0.73%

Management is not aware of any additional loans that represent material credits or of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

In the opinion of management, the allowance for credit losses is adequate at March 31, 2002. While management uses available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions.

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

Loans are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged off are reversed to interest income.

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

Total nonperforming loans at March 31, 2002 decreased $223,000 from year-end 2001, and up $240,000 from March 31, 2001. The ratio of nonperforming loans to total loans was .92% at March 31, 2002, as compared to 1.03% and .85% at year-end 2001, and March 31, 2001. The majority of the increase in nonperforming loans between quarterly time frames is due to one restructured loan added in third quarter 2001. The decrease in nonperforming loans since year-end 2001 is due to partial charge-offs of two commercial credits in the first quarter 2002.

Other real estate owned was $90,000 at March 31, 2002 and year-end 2001, and down $11,000 from March 31, 2001.

LIQUIDITY

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet requirements of depositors and borrowers as well as the operating
cash needs of the Company.    Management views liquidity as the ability to
raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. Deposits are the primary source of liquidity. Average deposits as a percentage of average total interest-bearing liabilities were 81.6% for first quarter 2002 and 84.1% for first quarter 2001. Wholesale funding represents the balance of the Company's total funding needs. The primary wholesale funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses, and public entities, and brokered CDs.

CAPITAL

Stockholders' equity at March 31, 2002 increased to $30.3 million, compared to $28.5 million at March 31, 2001. The change in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with decreases to equity from the payment of dividends. Stockholders' equity at March 31, 2002, included a $583,000 equity component related to unrealized gains on securities available-for-sale, net of the tax effect. At March 31, 2001, stockholders' equity included $847,000 related to unrealized gains on securities available-for-sale, net of the tax effect.

As a result of the completion of the tender offer of common stock during first
quarter 2001 stockholders' equity decreased $3 million.   The shares
repurchased represented approximately 6.4% of the shares outstanding immediately prior to the tender offer.

Cash dividends of $0.22 per share were paid in the first quarter of 2002, representing a payout ratio of 33.9% for the quarter.

The adequacy of the Company's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of March 31, 2002 the Company's tier 1 risk-based capital ratio, total risk-based capital, and tier 1 leverage ratio were well in excess of regulatory minimums.

Table 8:  Capital Ratios

                       Tier 1 Capital    Total Capital
March 31, 2002             11.8%              12.9%
December 31, 2001          11.1%              12.1%
September 30, 2001         11.3%              12.6%
June 30, 2001              10.9%              12.1%
March 31, 2001             11.0%              12.1%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

There was no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 2001.

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


                                MID-WISCONSIN FINANCIAL SERVICES, INC.



Date May 14, 2002                  GENE C. KNOLL
                                   Gene C. Knoll, President
                                   (Principal Executive Officer)

Date May 14, 2002                  RHONDA R. KELLEY
                                   Rhonda R. Kelley, Controller
                                   (Principal Accounting Officer)