Form 10-Q
period 2002-06-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2002-08-12
CIK 785024

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                        OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to
Commission file number 0-18542

                      MID-WISCONSIN FINANCIAL SERVICES, INC.
              (Exact name of registrant as specified in its charter)

               Wisconsin                               06-1169935
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                   Identification No.)

                     132 West State Street, Medford, WI  54451
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

As of August 2, 2002, there were 1,697,140 shares of $.10 par value common stock outstanding.

                     MID-WISCONSIN FINANCIAL SERVICES, INC.


                                      INDEX


PART I. FINANCIAL INFORMATION                                      PAGE

        Item 1. Financial Statements

                Consolidated Balance Sheets
                June 30, 2002 and December 31, 2001                  3

                Consolidated Statements of Income
                Three Months Ended June 30, 2002 and 2001
                And Six Months Ended June 30, 2002 and 2001          4

                Consolidated Statements of Changes
                in Stockholders' Equity
                Six Months Ended June 30, 2002                       5

                Consolidated Statements of Cash Flows
                Six Months Ended June 30, 2002 and 2001             5-6


                Notes to Consolidated Financial Statements          7-8

        Item 2. Management's Discussion and Analysis of
                Financial Conditions and Results of
                Operations                                          8-16


        Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                                    16

PART II. OTHER INFORMATION


        Item 4. Submission of Matters to a Vote of Security
                Holders                                              17

        Item 6. Exhibits and Reports of Form 8-K                   17-18

                Signatures                                           18

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                                Mid-Wisconsin Financial Services, Inc.
                                           and Subsidiary

                                      Consolidated Balance Sheet

                                                                   June 30, 2002   December 31, 2001
                                                                    (Unaudited)         (Audited)
ASSETS
Cash and due from banks                                             $14,000,893       $15,052,383
Interest-bearing deposits in other financial institutions                17,077            25,102
Federal funds sold                                                    3,807,223           712,845
Securities available for sale -At fair value                         76,960,386        83,514,352
Federal Home Loan Bank stock (at cost)                                1,740,000         1,500,000
Loans held for sale                                                     316,900           451,650
Loans receivable, net of allowance for credit losses of
  $2,717,337 in 2002 and $2,597,416 in 2001                         242,593,010       229,051,540
Accrued interest receivable                                           1,784,377         1,843,509
Premises and equipment                                                5,588,270         5,707,450
Purchased core deposit intangible                                     1,018,908         1,163,929
Goodwill                                                                295,316           295,316
Other assets                                                            671,426         1,171,500
TOTAL ASSETS                                                       $348,793,786      $340,489,576

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                        $35,423,725       $35,127,283
Interest-bearing deposits                                           214,379,086       223,274,164
  Total Deposits                                                    249,802,811       258,401,447

Short-term borrowings                                                34,936,710        19,389,436
Long-term borrowings                                                 30,000,000        30,000,000
Accrued expenses and other liabilities                                2,977,861         3,145,572
Total liabilities                                                   317,717,382       310,936,455

Stockholders' equity:
  Common stock-Par value $.10 per share:
      Authorized - 6,000,000 shares
      Issued & outstanding - 1,697,140 shares in 2002
        and 1,696,497 shares in 2001                                    169,714           169,650
Additional paid-in capital                                           10,989,774        10,972,612
Retained earnings                                                    18,619,958        17,806,485
Unrealized gain on securities available for sale, net of tax          1,296,958           604,374
Total stockholders' equity                                           31,076,404        29,553,121

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $348,793,786      $340,489,576

The accompanying notes to consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                                      MID-WISCONSIN FINANCIAL SERVICES, INC.
                                                   and Subsidiary
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)
                                                                          Three months ended             Six Months Ended
                                                                      June 30, 2002  June 30, 2001  June 30, 2002  June 30, 2001
Interest income:
  Interest and fees on loans                                           $4,267,179     $4,911,712     $8,506,161     $9,944,799
  Interest and dividends on securities:
     Taxable                                                              832,660        860,322      1,689,017      1,747,102
     Tax-exempt                                                           275,774        211,856        544,175        420,106
  Other interest and dividend income                                        4,587         46,532         29,444        104,749
Total interest income                                                   5,380,200      6,030,422     10,768,797     12,216,756

Interest expense:
  Deposits                                                              1,382,187      2,532,817      2,904,391      5,284,811
  Short-term borrowings                                                   141,898        232,328        226,901        552,618
  Long-term borrowings                                                    371,963        226,496        739,838        467,395
Total interest expense                                                  1,896,048      2,991,641      3,871,130      6,304,824

Net interest income                                                     3,484,152      3,038,781      6,897,667      5,911,932
Provision for credit losses                                               175,000        135,000        355,000        270,000

Net interest income after provision
  for credit losses                                                     3,309,152      2,903,781      6,542,667      5,641,932

Noninterest income:
  Service fees                                                            217,521        238,404        416,874        431,583
  Trust service fees                                                      184,000        169,418        368,000        338,215
  Net realized gain on sale of securities available for sale               17,349         62,500         17,349         62,500
  Investment product commissions                                          119,711         47,939        174,363        107,048
  Other operating income                                                  162,798        180,993        339,431        338,406
Total noninterest income                                                  701,379        699,254      1,316,017      1,277,752

Noninterest expenses:
  Salaries and employee benefits                                        1,375,407      1,184,515      2,671,849      2,378,569
  Occupancy                                                               271,849        331,966        544,176        654,695
  Data processing and information systems                                 101,397        110,198        211,823        229,077
  Amortization of intangibles                                              72,511         89,375        145,021        178,750
  Other operating                                                         594,726        705,540      1,151,417      1,185,276
Total noninterest expenses                                              2,415,890      2,421,594      4,724,286      4,626,367

Income before income taxes                                              1,594,641      1,181,441      3,134,398      2,293,317
Provision for income taxes                                                456,202        279,958        895,469        556,645

Net income                                                             $1,138,439       $901,483     $2,238,929     $1,736,672

Basic and diluted earnings per share                                        $0.67          $0.53          $1.32          $1.01

Cash dividends declared per share                                           $0.62          $0.60          $0.84          $0.80

The accompanying notes to consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:



                                       Mid-Wisconsin Financial Services, Inc.
                             Consolidated Statement of Changes in Stockholders' Equity
                                                    (Unaudited)

                                                                                       Accumulated
                                                          Additional                     Other
                                          Common Stock      Paid-In        Retained   Comprehensive
                                              Amount        Capital        Earnings   Income (Loss)      Totals
Balance, December 31, 2001                  $169,650     $10,972,612     $17,806,485     $604,374     $29,553,121
Comprehensive Income:
 Net Income                                                                2,238,929                    2,238,929
 Unrealized gain on securities
   for sale, net of tax                                                                   692,584         692,584
 Total comprehensive income                                                                             2,931,513

Proceeds from stock options                       64          17,162                                       17,226
Cash dividends declared $.84 per share                                    (1,425,456)                  (1,425,456)
Balance June 30, 2002                       $169,714     $10,989,774     $18,619,958   $1,296,958     $31,076,404

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                Mid-Wisconsin Financial Services, Inc.
                                            and Subsidiary
                                Consolidated Statements of Cash Flows
                               Six Months Ended June 30, 2002 and 2001
                                             (Unaudited)

                                                                       2002             2001
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                                     $2,238,929       $1,736,672
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for depreciation and net amortization                462,832          574,891
        Provision for credit losses                                    355,000          270,000
        Proceeds from sales of loans held for sale                   3,435,301        5,788,295
        Gain on sale of loans held for sale                            (47,861)         (65,500)
        Originations of loans held for sale                         (3,252,690)      (6,047,395)
        Gain on sale of investment securities                          (17,349)         (62,500)
        Loss on premises and equipment disposals                           -             25,416
        FHLB stock dividends                                           (39,700)         (48,700)
        Changes in operating assets and liabilities:
        Other assets                                                   147,193          154,481
        Other liabilities                                             (167,711)        (290,508)
  Net cash provided by operating activities                          3,113,943        2,035,152

ITEM 1.  Financial Statements Continued:

                                Mid-Wisconsin Financial Services, Inc.
                                          and Subsidiary
                                Consolidated Statements of Cash Flows
                               Six Months Ended June 30, 2002 and 2001
                                           (Unaudited)

                                                                                     2002            2001
  Cash flows from investing activities:
     Net (increase) decrease in interest-bearing deposits
        in other institutions                                                          8,025          (12,325)
     Net increase in federal funds sold                                           (3,094,378)      (2,866,908)
     Securities available for sale:
          Proceeds from sales                                                        497,920          562,500
          Proceeds from maturities                                                17,232,787       20,590,690
          Payment for purchases                                                  (10,063,622)     (21,267,340)
     Payment for purchase of FHLB stock                                             (200,300)             -
     Net increase in loans                                                       (13,896,093)      (1,996,136)
     Capital expenditures                                                           (190,180)        (114,038)
     Proceeds from sale of premises and equipment                                        -             74,484
  Net cash used in investing activities                                           (9,705,841)      (2,149,840)

  Cash flows from financing activities:
       Net increase (decrease) in noninterest-bearing deposits                       296,442       (1,741,931)
      Net increase (decrease) in interest-bearing deposits                        (8,895,078)       7,910,183
     Net increase in short-term borrowings                                        15,547,274        3,533,720
     Proceeds from exercise of stock options                                          17,226            5,161
     Payment for repurchase of common stock                                              -         (2,960,984)
     Principal payments on long-term borrowings                                          -         (3,000,000)
     Dividends paid                                                               (1,425,456)      (1,356,361)
   Net cash provided by financing activities                                       5,540,408        2,389,787

Net decrease in cash and due from banks                                           (1,051,490)        (604,134)
Cash and due from banks at beginning                                              15,052,383       14,126,994
Cash and due from banks at end                                                   $14,000,893      $13,522,860
  Supplemental cash flow information:
     Cash paid during the year for:
          Interest                                                                $4,234,880       $6,817,320
          Income taxes                                                            $1,038,701         $755,941
  Supplemental schedule of non-cash investing and financing activities:
          Loans transferred to other real estate                                       $-             $56,070
          Loans charged off                                                         $259,481         $178,194
          Loans made in connection with the disposition of
               other real estate                                                       $-             $69,382

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

Presented below are the calculations for basic and diluted earnings per share:

                                                            Three Months Ended June 30,    Six Months Ended June 30,
                                                                   2002      2001             2002       2001
   (In thousands, except per share data)

Net income available to common stockholders                      $1,138       $901           $2,239     $1,737
Weighted average shares outstanding                               1,697      1,695            1,697      1,719
Effect of dilutive stock options outstanding                          0          0                0          0
Diluted weighted average shares outstanding                       1,697      1,695            1,697      1,719
Basic earnings per common share                                   $0.67      $0.53            $1.32      $1.01
Diluted earnings per common share                                 $0.67      $0.53            $1.32      $1.01

NOTE 3 - LONG-TERM DEBT

Long-term debt at June 30 is as follows:



                                                  June 30,     December 31,
                                                    2002           2001
Federal Home Loan Bank advances:
     4.14% to 6.28%, fixed rate, maturing in
     2003 through 2008                          $30,000,000    $30,000,000

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

RESULTS OF OPERATIONS - SUMMARY

Net income for the quarter ended June 30, 2002 totaled $1.1 million or $0.67 for basic and diluted earnings per share. Comparatively, net income for the quarter ended June 30, 2001 was $901,000 or $0.53 for basic and diluted earnings per share. June 30, 2002 results generated an annualized return on average assets of 1.33% and an annualized return on average equity of 14.92%, compared to 1.12% and 12.81% for the comparable period in 2001. The June 30, 2002 net interest margin was 4.52% compared to 4.19% for the comparable period in 2001.

Table 1: Summary Results of Operations

(dollars in thousands, except per share data)
                                                  June 30,   March 31,  December 31,  September 30,  June 30,
                                                   2002         2002         2001         2001         2001
Earnings and Dividends:
Net interest income                               $3,484       $3,413       $3,330       $3,171       $3,039
Provision for credit losses                          175          180          (50)         150          135
Net interest income after
     provision for credit losses                   3,309        3,233        3,380        3,021        2,904
Noninterest income                                   701          614          582          628          699
Noninterest expense                                2,416        2,308        2,366        2,207        2,422
Income before income taxes                         1,594        1,539        1,596        1,442        1,181
Provision for income taxes                           456          439          527          399          280
Net income                                        $1,138       $1,100       $1,069       $1,043         $901
Per common share
   Basic and diluted earnings                      $0.67        $0.65        $0.63        $0.62        $0.53
   Dividends declared                               0.62         0.22         0.22         0.20         0.60
   Book Value                                      18.31        17.84        17.42        17.45        16.79
Average common shares (000's)                      1,697        1,696        1,696        1,695        1,695
Dividend payout ratio                               92.4%        33.9%        34.9%        32.5%       112.8%
Balance Sheet Summary:
At quarter end:
   Loans net of unearned income                 $245,310     $235,367     $231,649     $226,289     $228,890
   Assets                                        348,794      335,027      340,490      322,460      325,635
   Deposits                                      249,803      248,313      258,401      248,095      250,859
   Stockholders' equity                           31,076       30,259       29,553       29,588       28,467
Average balances:
   Loans net of unearned income                  241,320      233,279      228,170      228,848      228,372
   Assets                                        341,219      337,973      325,261      324,476      322,579
   Deposits                                      248,236      254,396      250,131      249,917      250,685
   Stockholders' equity                           30,511       29,959       28,806       28,600       28,134
Performance Ratios:
Return on average assets                            1.33%        1.30%        1.31%        1.29%        1.12%
Return on average common equity                    14.92%       14.69%       14.84%       14.59%       12.81%
Tangible equity to assets                           8.58%        8.48%        8.45%        8.38%        8.24%
Total risk-based capital                           12.72%       12.93%       12.11%       12.56%       12.07%
Net loan charge-offs as a percentage
   of average loans                                 0.10%        0.08%        0.11%        0.02%        0.03%
Nonperforming assets as a percentage
   of loans and other real estate                   0.53%        0.70%        0.82%        1.43%        0.92%
Net interest margin (1)                             4.52%        4.48%        4.39%        4.36%        4.19%
Efficiency ratio                                   59.66%       59.53%       57.22%       56.08%       62.66%
Stock Price Information: (2)
High                                              $27.60       $26.30       $26.00       $25.10       $23.25
Low                                                26.30        26.00        24.25        23.25        20.12
Market value at quarter end                        27.50        26.30        26.00        25.10        23.25

(1) The yield on tax-exempt loans and securities was computed on a tax-equivalent basis using a tax rate of 34%
    for all periods presented.
(2) The quotations reflect bid prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

NET INTEREST INCOME

Net interest income on a fully taxable equivalent basis for the three months ended June 30, 2002 was $3.6 million, up $476,000 or 15.0% over the comparable quarter last year. The Company has benefited from the falling interest rate environment as deposits and short-term borrowings have repriced faster than loans.

The net interest margin was 4.52% for June 30, 2002, up 33 basis points from 4.19% from the comparable quarter last year. This increase between comparable quarters is the result of a 56 basis point increase in interest rate spread, the net of a 183 basis point decrease in the cost of interest-bearing liabilities and a 127 basis point decrease in the yield on earning assets.

The yields on average earning assets were 6.87% for June 30, 2002, down 127 basis points from the comparable quarter last year. Downward pressure on loan yields was the result of customer demand to reprice variable rate loans into fixed rate loans, lower interest rate environment and local competition. The average loan yield was 7.10% down 153 basis points from June 30, 2001. The average yield on investments and other earning assets decreased 45 basis points to 6.19% at June 30, 2002.

The cost of interest bearing liabilities decreased to 2.77% from 4.60% in 2001, due to the lower rate environment of 2002. The average cost of interest-bearing deposits decreased 202 basis points predominately in time deposits. Wholesale funding decreased 117 basis points over the comparable quarter of 2001.

Average earning assets grew $20.0 million or 6.6% over the second quarter 2001. Earning asset growth occurred in loans, up $12.9 million or 5.7%, while investments increased $7.0 million or 9.5%.

Average interest-bearing liabilities increased $14.1 million or 5.4% over second quarter 2001. Interest-bearing deposits were down $5.4 million, with a notable shift from time deposits to transaction accounts. Therefore, average wholesale funding increased $19.5 million, predominately in long-term debt, to 21.5% of total interest-bearing liabilities during second quarter 2002 compared to 15.2% in second quarter 2001. To take advantage of the low interest rate environment, improve liquidity and mitigate interest rate risk, the Company increased long-term debt to 10.9% of interest-bearing liabilities compared to 6.8% at June 30, 2001.

Table 2:  Net Interest Income Analysis - Taxable Equivalent Basis
(dollars in thousands)

                                                          Three months ended June 30, 2002       Three months ended June 30, 2001
                                                          Average     Interest     Average       Average      Interest     Average
                                                          Balance  Income/Expense Yield/Rate     Balance   Income/Expense Yield/Rate
Assets

Loans (1) (2)                                            $241,320       $4,282       7.10%       $228,372       $4,929       8.63%
Investments and other (2)                                  81,053        1,255       6.19%         74,007        1,228       6.64%
  Total earning assets                                   $322,373       $5,537       6.87%       $302,379       $6,157       8.14%
Other assets, net                                          18,846                                  20,200

  Total assets                                           $341,219                                $322,579

Liabilities & Equity:

Interest-bearing deposits                                $215,194       $1,382       2.57%       $220,649       $2,533       4.59%
Wholesale funding                                          58,981          514       3.48%         39,466          459       4.65%

  Total interest-bearing liabilities                     $274,175       $1,896       2.77%       $260,115       $2,992       4.60%

Demand deposits                                            33,042                                  30,036
Other liabilities                                           3,491                                   4,294
Stockholders' equity                                       30,511                                  28,134

  Total liabilities and equity                           $341,219                                $322,579

Interest rate spread (2)                                                             4.10%                                   3.54%
Net free funds                                                                       0.42%                                   0.65%

Net interest income and net interest margin (2)                         $3,641       4.52%                      $3,165       4.19%

Tax equivalent adjustment                                                 $157                                    $126

Net interest income, as reported                                        $3,484                                  $3,039

   (1) Non-accrual loans are included in the daily average loan balances outstanding.
   (2)  The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

NON-INTEREST INCOME

Non-interest income remained relatively unchanged at $702,000 during the three months ended June 30, 2002 and 2001.

Table 3:  Noninterest Income
(dollars in thousands)

                                       2nd Quarter 2nd Quarter   Dollar     Percent
                                           2002       2001       Change     Change
Service fees on deposit accounts           $218       $238       $(20)       -8.4%
Trust service fees                          184        169         15         8.9%
Net realized gain on sale of
     securities available for sale           17         63        (46)      -73.0%
Investment product commissions              120         48         72       150.0%
Other operating income                      163        181        (18)       -9.9%
   Total noninterest income                $702       $699         $3         0.4%

Investment product commissions consist of annuity sales, brokerage services, mutual fund sales, life insurance commissions, and self-directed IRA fees. Investment product commissions increased $72,000, or 150.0% compared to June 30, 2001. The change was predominantly due to an increase in annuity sales. Investors are seeking an investment with a fixed-rate of return that annuities offer.

NON-INTEREST EXPENSE

Non-interest expense remained constant at $2.4 million between quarters ending June 30, 2002 and 2001.

Table 4:  Noninterest Expense
(dollars in thousands)

                                              2nd Quarter  2nd Quarter    Dollar    Percent
                                                   2002        2001       Change     Change
Salaries and employee benefits                   $1,375       $1,185       $190       16.0%
Occupancy                                           272          332        (60)     -18.1%
Data processing and information systems             101          110         (9)      -8.2%
Amortization of intangibles                          73           89        (16)     -18.0%
Other operating                                     595          706       (111)     -15.7%
   Total noninterest expense                     $2,416       $2,422        $(6)      -0.2%


Salaries and employee benefits increased $190,000 or 16.0% over second quarter 2001 and represented 56.9% of total noninterest expense in 2002 compared to 48.9% in 2001. Salaries and employee benefits increased between comparable periods, due primarily to merit increases, incentive bonuses, and pension plan expense.

Occupancy expense decreased $60,000, primarily due to the rate decreases in utilities, and equipment expense declining predominately in computer depreciation expense. Data processing and information systems decreased $9,000, primarily in software amortization expense.

Amortization of intangibles decreased due to the discontinuation of amortization of goodwill on January 1, 2002 in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." Other operating expense was $595,000, down 15.7% from second quarter 2001. The decrease in other operating expense is predominately due to an error in a trade execution on a security held for investment during the second quarter 2001.

BALANCE SHEET

At June 30, 2002, total assets were $348.8 million, an increase of $8.3 million, or 2.4%, over December 31, 2001. Loans increased $13.5 million since December 31, 2001. Agricultural loans decreased $5.1 million due to tightening agricultural credit standards resulting in refinancing of numerous loans with
other financial institutions.   Real estate loans increased $13.4 million.  The
housing market remains strong in the Company's  market place.  Total deposits
decreased $8.6 million or 3.3%, since December 31, 2001.   Management held
deposit rates constant despite competitors' higher rates. Wholesale funding was a cheaper funding source than paying-up for deposits. See Table 6 for the current deposit composition.

Table 5:  Period End Loan Composition
(dollars in thousands)

                                                   June 30     % of      June 30     % of    December 31,  % of
                                                     2002      total       2001      total       2001      total
Commercial and financial                           $48,811     19.9%     $44,976     19.6%     $44,320     19.1%
Construction loans                                   6,216      2.5%       4,631      2.0%       5,375      2.3%
Agricultural                                        31,712     12.9%      38,989     17.0%      36,815     15.9%
Real estate                                        148,853     60.6%     130,398     56.9%     135,421     58.4%
Installment loans to individuals                    10,029      4.1%      10,390      4.5%      10,162      4.3%
Lease financing                                          6      0.0%           0      0.0%           8      0.0%

Total loans (including loans held for sale)        $245,627   100.0%    $229,384    100.0%    $232,101    100.0%

Table 6:  Period End Deposit Composition
(dollars in thousands)

                      June 30,      % of        June 30,      % of      December 31,    % of
                        2002        total         2001        total         2001        total
Demand                $35,424       14.2%       $30,414       12.0%       $35,127       13.6%
NOW                    21,750        8.7%        17,861        7.1%        25,012        9.7%
Money market           44,719       17.9%        48,546       19.4%        52,245       20.2%
Savings                21,048        8.4%        18,533        7.4%        18,700        7.2%
Brokered CDs              500        0.2%           500        0.2%           500        0.2%
Other time            126,362       50.6%       135,005       53.9%       126,817       49.1%

Total Deposits       $249,803      100.0%      $250,859      100.0%      $258,401      100.0%

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

As of June 30, 2002, the allowance for credit losses was $2.7 million, representing 1.11% of outstanding loans, compared to $2.8 million, or 1.22%, at June 30, 2001, and $2.6 million, or 1.12% at December 2001. At June 30, 2002, the allowance for credit losses was 169.0% of nonperforming loans compared to 117.4% and 108.8% at June 30 and December 31, 2001.


Table 7:  Allowance for Credit Losses and Nonperforming Assets
(dollars in thousands)

                                                    At and for the      At and for the
                                                   Six months ended       Year ended
                                                        June 30,         December 31,
                                                  2002         2001         2001
Allowance for Credit Losses:
Balance at beginning of period                   $2,597       $2,593       $2,593
Charged off                                        (259)        (178)        (491)
Recoveries                                           24          107          125
Net loans charged off                              (235)         (71)        (366)
Provision for credit losses                         355          270          370
Balance at end of period                         $2,717       $2,792       $2,597
Nonperforming Assets:
Nonaccrual loans                                 $1,311       $2,105       $1,905
Accruing loans past due 90 days or more              37           22           30

Restructured loans                                  260          252          453
Total nonperforming loans                         1,608        2,379        2,388
Other real estate owned                              90           76           90
Total nonperforming assets                       $1,698       $2,455       $2,478

Ratio of allowance for credit losses
to total loans at end of period                    1.11%        1.22%        1.12%

Ratio of net charge offs during the
period to average loans outstanding                0.10%        0.03%        0.16%

Nonperforming loans to total loans                 0.65%        1.04%        1.03%

Nonperforming assets to total assets               0.49%        0.75%        0.73%

Management is not aware of any additional loans that represent material credits or of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

In the opinion of management, the allowance for credit losses is adequate at June 30, 2002. While management uses available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions.

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

Total nonperforming loans at June 30, 2002 decreased $780,000 from year-end 2001, and decreased $771,000 from June 30, 2001. The ratio of nonperforming loans to total loans was .65% at June 30, 2002, as compared to 1.03% and 1.04% at year-end 2001, and June 30, 2001. The decrease in nonperforming loans was due to the liquidation of the collateral of two commercial credits in the first quarter 2002 that were included in nonperforming loans in December 2001.

LIQUIDITY

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet requirements of depositors and borrowers as well as the operating cash needs of the Company. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. Deposits are the primary source of liquidity. Average deposits as a percentage of average total funding sources were 80.8% at June 30, 2002 and 86.4% at June 30, 2001. Wholesale funding represents the balance of the Company's total funding needs. The primary wholesale funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses, and public entities, and brokered CDs.

CAPITAL

Stockholders' equity at June 30, 2002 increased to $31.1 million, compared to $28.5 million at June 30, 2001. The change in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with offsetting decreases to equity from the payment of dividends. Stockholders' equity at June 30, 2002, included $1.3 million of accumulated other comprehensive income, primarily related to unrealized gains on securities available-for-sale, net of the tax effect. At June 30, 2001, stockholders' equity included $943,000 of accumulated other comprehensive income, primarily related to unrealized gains on securities available-for-sale, net of the tax effect.

Cash dividends of $0.62 per share were paid in the second quarter of 2002, representing a payout ratio of 92.4% for the quarter.

The adequacy of the Company's capital is regularly reviewed to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of June 30, 2002 the Company's capital ratios were well in excess of regulatory minimums.

Table 8:  Capital Ratios

                              Tier 1 Capital   Total Capital
<CAPTION
June 30, 2002                     11.6%           12.7%
March 31, 2002                    11.8%           12.9%
December 31, 2001                 11.1%           12.1%
September 30, 2001                11.3%           12.6%
June 30, 2001                     10.9%           12.1%

Regulatory minimum requirements    4.0%            8.0%

SUBSEQUENT EVENTS

On July 17, 2002, the Board of Directors declared a $0.22 cash dividend per share payable September 15, 2002, to shareholders of record at the close of business September 3, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK

There was no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 2001.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on April 23, 2002. The following matters were acted upon by the shareholders:

          MATTER                                          SHARES

                                                                                   Broker
                                         For       Against    Withheld   Abstain  Non-Vote
   Election of Directors
1  James N. Dougherty, DVM           1,191,391       N/A       53,369       N/A       0

   Kim A. Gowey, DDS                 1,191,391       N/A       53,369       N/A       0

   James P. Hager                    1,191,391       N/A       53,369       N/A       0

   Brain B. Hallgren                 1,191,391       N/A       53,369       N/A       0

2  Approval of the appointment
   of  independent auditors
   for year ending
   December 31, 2002                 1,194,448       N/A                    644       0



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

(b)  Reports on Form 8-K.

Form 8-K dated June 30, 2002. The Company filed a Form 8-K on July 19, 2002 reporting earning information for the quarter ended June 30, 2002 under Item 5 and additional disclosure under Item 9, Regulation FD disclosure.


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MID-WISCONSIN FINANCIAL SERVICES, INC.



Date August 12, 2002                  GENE C. KNOLL
                                      Gene C. Knoll, President
                                      (Principal Executive Officer)

Date August 12, 2002                  RHONDA R. KELLEY
                                      Rhonda R. Kelley, Controller
                                      (Principal Accounting Officer)

                                                                 Exhibit 99.1


                                   Certification
                                        Of
                       Mid-Wisconsin Financial Services, Inc.
                   under Section 906 of Sarbanes-Oxley Act of 2002

The undersigned Chief Executive Officer of Mid-Wisconsin Financial Services, Inc. (the "Company") certifies pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that (1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78m or 78o(d), and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date:  August 12, 2002                GENE C. KNOLL
                                      Gene C. Knoll
                                      President and CEO



The undersigned Chief Financial Officer of Mid-Wisconsin Financial Services, Inc. (the "Company") certifies pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that (1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78m or 78o(d), and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date:  August 12, 2002               RHONDA R. KELLEY
                                     Rhonda R. Kelley
                                     Controller