Form 10-Q
period 2002-09-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2002-11-13
CIK 785024

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED     SEPTEMBER 30, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes    No X


As of November 4, 2002, there were 1,682,784 shares of $.10 par value common stock outstanding.

                      MID-WISCONSIN FINANCIAL SERVICES, INC.


                                      INDEX


PART I. FINANCIAL INFORMATION                                        PAGE

        Item 1. Financial Statements

                Consolidated Balance Sheets
                September 30, 2002 and December 31, 2001              3

                Consolidated Statements of Income
                Three Months Ended September 30, 2002 and 2001
                And Nine Months Ended September 30, 2002 and 2001     4

                Consolidated Statements of Changes in
                Stockholders' Equity
                Nine Months Ended September 30, 2002                  5

                Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 2002 and 2001        5-6


                Notes to Consolidated Financial Statements           7-8

        Item 2. Management's Discussion and Analysis of
                Financial Conditions and Results of
                Operations                                           8-18


        Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                                     18

PART II. OTHER INFORMATION


        Item 4. Controls and Procedures                               18

        Item 6. Exhibits and Reports of Form 8-K                      19

                Signatures                                            20

                          PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:


                       Mid-Wisconsin Financial Services, Inc.
                                 and Subsidiary

                            Consolidated Balance Sheet


                                                               September 30, 2002  December 31, 2001
                                                                    (Unaudited)        (Audited)
ASSETS
Cash and due from banks                                             $13,405,435       $15,052,383
Interest-bearing deposits in other financial institutions                16,523            25,102
Federal funds sold                                                    1,691,287           712,845
Securities available for sale -At fair value                         74,356,933        83,514,352
Federal Home Loan Bank stock (at cost)                                1,760,400         1,500,000
Loans held for sale                                                     403,500           451,650
Loans receivable, net of allowance for credit losses of
  $2,805,304 in 2002 and $2,597,416 in 2001                         246,542,461       229,051,540
Accrued interest receivable                                           1,787,279         1,843,509
Premises and equipment                                                5,619,097         5,707,450
Purchased core deposit intangible                                       946,398         1,163,929
Goodwill                                                                295,316           295,316
Other assets                                                            676,339         1,171,500
TOTAL ASSETS                                                       $347,500,968      $340,489,576

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                        $36,628,558       $35,127,283
Interest-bearing deposits                                           230,202,446       223,274,164
  Total Deposits                                                    266,831,004       258,401,447

Short-term borrowings                                                16,031,957        19,389,436
Long-term borrowings                                                 30,000,000        30,000,000
Accrued expenses and other liabilities                                3,115,964         3,145,572
Total liabilities                                                   315,978,925       310,936,455

Stockholders' equity:
  Common stock-Par value $.10 per share:
      Authorized      -  6,000,000 shares
      Issued & outstanding - 1,682,784 shares in 2002
                         and 1,696,497 shares in 2001                   168,278           169,650
Additional paid-in capital                                           10,896,812        10,972,612
Retained earnings                                                    18,994,636        17,806,485
Unrealized gain on securities available for sale, net of tax          1,462,317           604,374
Total stockholders' equity                                           31,522,043        29,553,121

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $347,500,968      $340,489,576

The accompanying notes to consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                                               MID-WISCONSIN FINANCIAL SERVICES, INC.
                                                          and Subsidiary
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                           (Unaudited)
                                                              Three months ended                       Nine Months Ended
                                                     September 30, 2002  September 30, 2001  September 30, 2002  September 30, 2001
Interest income:
  Interest and fees on loans                             $4,271,357          $4,775,992          $12,777,518         $14,720,791
  Interest and dividends on securities:
     Taxable                                                757,131             843,011            2,446,148           2,572,196
     Tax-exempt                                             272,840             226,388              817,015             646,494
  Other interest and dividend income                         13,133              27,037               42,577             131,786
Total interest income                                     5,314,461           5,872,428           16,083,258          18,071,267

Interest expense:
  Deposits                                                1,398,972           2,235,334            4,303,363           7,520,145
  Short-term borrowings                                     101,177             196,384              328,078             749,002
  Long-term borrowings                                      376,050             269,890            1,115,888             737,285
Total interest expense                                    1,876,199           2,701,608            5,747,329           9,006,432

Net interest income                                       3,438,262           3,170,820           10,335,929           9,064,835
Provision for credit losses                                 150,000             150,000              505,000             420,000

Net interest income after provision
  for credit losses                                       3,288,262           3,020,820            9,830,929           8,644,835

Noninterest income:
  Service fees                                              221,917             238,566              638,791             670,149
  Trust service fees                                        173,533             169,061              518,712             507,276
  Net realized gain on sale of securities
    available for sale                                            0                   0               17,349                   0
  Investment product commissions                             86,529              43,528              260,892             150,576
  Other operating income                                    160,524             176,647              499,955             515,053
Total noninterest income                                    642,503             627,802            1,935,699           1,843,054

Noninterest expenses:
  Salaries and employee benefits                          1,447,463           1,194,426            4,096,491           3,572,995
  Occupancy                                                 274,022             283,802              818,198             938,497
  Data processing and information systems                   103,136             118,051              314,959             347,128
  Intangible amortization                                    72,510              89,375              217,531             268,125
  Other operating                                           572,803             520,544            1,724,219           1,625,403
Total noninterest expenses                                2,469,934           2,206,198            7,171,398           6,752,148

Income before income taxes                                1,460,831           1,442,424            4,595,230           3,735,741
Provision for income taxes                                  405,212             399,069            1,300,681             955,714

Net income                                               $1,055,619          $1,043,355           $3,294,549          $2,780,027

Basic and diluted earnings per share                          $0.62               $0.62                $1.94               $1.62

Cash dividends declared per share                             $0.22               $0.20                $1.06               $1.00


The accompanying notes to consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                                                   Mid-Wisconsin Financial Services, Inc.
                                       Consolidated Statement of Changes in Stockholders' Equity
                                                                (Unaudited)
                                                                                            Accumulated
                                                             Additional                         Other
                                          Common Stock        Paid-In          Retained     Comprehensive
                                              Amount          Capital          Earnings     Income (Loss)        Totals
Balance, December 31, 2001                  $169,650       $10,972,612       $17,806,485       $604,374       $29,553,121
Comprehensive Income:
 Net Income                                                                    3,294,549                        3,294,549
 Unrealized gain on securities
   for sale, net of tax                                                                         857,943           857,943
 Total comprehensive income                                                                                     4,152,492

Proceeds from stock options                       64            17,162                                             17,226
Repurchase of common stock
  returned to unissued                        (1,436)          (92,962)         (307,571)                        (401,969)
Cash dividends declared $1.06 per share                                       (1,798,827)                      (1,798,827)
Balance September 30, 2002                  $168,278       $10,896,812       $18,994,636     $1,462,317       $31,522,043

                                 Mid-Wisconsin Financial Services, Inc.
                                            and Subsidiary
                                 Consolidated Statements of Cash Flows
                              Nine Months Ended September 30, 2002 and 2001
                                             (Unaudited)
                                                                 2002            2001
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                              $3,294,549       $2,780,027
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for depreciation and net amortization         694,959          834,934
        Provision for credit losses                             505,000          420,000
        Proceeds from sales of loans held for sale            4,486,878        7,986,358
        Gain on sale of loans held for sale                     (65,738)         (94,613)
        Originations of loans held for sale                  (4,372,990)      (7,722,145)
        Gain on sale of investment securities                   (17,349)             -
        Loss on premises and equipment disposals                  7,170           25,383
        FHLB stock dividends                                    (60,100)         (70,400)
        Changes in operating assets and liabilities:
        Other assets                                             62,527          110,520
        Other liabilities                                       (29,608)        (360,194)
  Net cash provided by operating activities                   4,505,298        3,909,870

ITEM 1.  Financial Statements Continued:

                                 Mid-Wisconsin Financial Services, Inc.
                                            and Subsidiary
                                 Consolidated Statements of Cash Flows
                              Nine Months Ended September 30, 2002 and 2001
                                             (Unaudited)

                                                                                    2002               2001
  Cash flows from investing activities:
     Net (increase) decrease in interest-bearing deposits
        in other institutions                                                        8,579             (1,120)
     Net increase in federal funds sold                                           (978,442)        (5,374,155)
     Securities available for sale:
          Proceeds from sales                                                      497,920            500,000
          Proceeds from maturities                                              22,089,842         24,598,909
          Payment for purchases                                                (12,079,403)       (23,975,777)
     Payment for purchase of FHLB stock                                           (200,300)               -
     Net (increase) decrease in loans                                          (18,002,562)           564,743
     Capital expenditures                                                         (392,138)          (154,451)
     Proceeds from sale of premises and equipment                                    8,955             74,734
     Proceeds from sale of other real estate                                         6,796                -
  Net cash provided by (used in) in investing activities                        (9,040,753)         1,608,158

  Cash flows from financing activities:
     Net increase (decrease) in noninterest-bearing deposits                     1,501,275           (449,937)
     Net increase in interest-bearing deposits                                   6,928,282          3,854,703
     Net decrease in short-term borrowing                                       (3,357,479)        (6,729,302)
     Proceeds from exercise of stock options                                        17,226              5,161
     Payment for repurchase of common stock                                       (401,969)        (2,960,984)
     Proceeds from issuance of long-term borrowings                                    -           15,000,000
     Principal payments on long-term borrowings                                        -           (9,200,000)
     Dividends paid                                                             (1,798,827)        (1,695,451)
   Net cash provided by (used in) financing activities                           2,888,508         (2,175,811)

Net increase (decrease) in cash and cash equivalents                            (1,646,948)         3,342,217
Cash and due from banks at beginning                                            15,052,383         14,126,994
Cash and due from banks at end                                                 $13,405,435        $17,469,211

  Supplemental cash flow information:                                               2002               2001
     Cash paid during the year for:
          Interest                                                              $6,149,600         $9,688,555
          Income taxes                                                          $1,563,396         $1,180,941
  Supplemental schedule of non-cash investing and financing activities:
          Loans transferred to other real estate                                    $8,124            $56,070
          Loans charged off                                                       $326,071           $223,523
          Loans made in connection with the sale of other real estate              $18,235            $69,382

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       MID-WISCONSIN FINANCIAL SERVICES, INC.
                     Notes to Consolidated Financial Statements


NOTE 1 - GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Mid-Wisconsin Financial Services, Inc.'s ("Company") financial position, results of its operations, changes in stockholders' equity and cash flows for the periods presented, and all such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of all subsidiaries.
All material intercompany transactions and balances are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Estimates that are susceptible to significant change include the determination of the allowance for credit losses and the valuations of investments.

NOTE 2 - RECLASSIFICATIONS

Certain items in the prior period consolidated financial statements have been reclassified to conform with the September 30, 2002 presentation.

NOTE 3 - CHANGES IN ACCOUNTING PRINCIPAL

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. Identifiable intangible assets such as core deposit intangibles are recognized separately from goodwill on the consolidated balance sheet. Identifiable intangible assets with a definite life are amortized over their estimated useful lives and are also tested for impairment periodically. Goodwill represents the excess price paid for the acquisition of subsidiaries over the fair value of the net assets acquired. Under SFAS No. 142, goodwill and indefinite life intangibles are no longer amortized but are subject to impairment tests on at least an annual basis. Any impairment of goodwill or intangibles will be recognized as an expense in the period of impairment.

The Company's adoption of SFAS No. 142 on January 1, 2002, did not have a material impact on the consolidated financial statements as of the date of adoption. The elimination of goodwill amortization will result in a reduction of amortization expense of approximately $86,000 for the year ended December 31, 2002, compared to 2001.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options.

Presented below are the calculations for basic and diluted earnings per share:

                                                  Three Months Ended September 30,    Nine Months Ended September 30,
                                                          2002       2001                     2002       2001
                                                                 (In thousands, except per share data)
Net income available to common stockholders              $1,056     $1,043                   $3,295     $2,780
Weighted average shares outstanding                       1,693      1,695                    1,695      1,719
Effect of dilutive stock options outstanding                  0          0                        0          0
Diluted weighted average shares outstanding               1,693      1,695                    1,695      1,719
Basic earnings per common share                           $0.62      $0.62                    $1.94      $1.62
Diluted earnings per common share                         $0.62      $0.62                    $1.94      $1.62



NOTE 3 - LONG-TERM DEBT

Long-term debt at September 30 is as follows:

                                                   September 30,   December 31,
                                                         2002          2001
Federal Home Loan Bank advances:
     4.14% to 6.28%, fixed rate, maturing in
     2003 through 2008                              $30,000,000    $30,000,000

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

RESULTS OF OPERATIONS - SUMMARY

Net income for the quarter ended September 30, 2002 totaled $1.1 million or $0.62 for basic and diluted earnings per share. Comparatively, net income for the quarter ended September 30, 2001 was $1.0 or $0.62 for basic and diluted earnings per share. Operating results for the third quarter 2002 generated an annualized return on average assets of 1.22% and an annualized return on average equity of 13.54%, compared to 1.29% and 14.59% for the comparable quarter in 2001. The net interest margin for the third quarter 2002 was 4.42% compared to 4.36% for the comparable quarter in 2001.

The Company began to provide information technology consulting services during the third quarter 2002. No revenue was recognized and expenses were immaterial.

Table 1: Summary Results of Operations
(dollars in thousands, except per share data)

                                          September 30,  June 30,     March 31,  December 31,  September 30,
                                              2002         2002         2002         2001        2001
Earnings and Dividends:
Net interest income                           $3,438       $3,484       $3,413       $3,330       $3,171
Provision for credit losses                      150          175          180          (50)         150
Net interest income after
     provision for credit losses               3,288        3,309        3,233        3,380        3,021
Noninterest income                               643          701          614          582          628
Noninterest expense                            2,470        2,416        2,308        2,366        2,207
Income before income taxes                     1,461        1,594        1,539        1,596        1,442
Provision for income taxes                       405          456          439          527          399
Net income                                    $1,056       $1,138       $1,100       $1,069       $1,043
Per common share
   Basic and diluted earnings                  $0.62        $0.67        $0.65        $0.63        $0.62
   Dividends declared                           0.22         0.62         0.22         0.22         0.20
   Book Value                                  18.73        18.31        17.84        17.42        17.45
Average common shares (000's)                  1,693        1,697        1,696        1,696        1,695
Dividend payout ratio                           35.4%        92.4%        33.9%        34.9%        32.5%
Balance Sheet Summary:
At quarter end:
   Loans net of unearned income             $249,347     $245,310     $235,367     $231,649     $226,289
   Assets                                    347,501      348,794      335,027      340,490      322,460
   Deposits                                  266,831      249,803      248,313      258,401      248,095
   Stockholders' equity                       31,522       31,076       30,259       29,553       29,588
Average balances:
   Loans net of unearned income              246,546      241,320      233,279      228,170      228,848
   Assets                                    345,697      341,219      337,973      325,261      324,476
   Deposits                                  258,233      248,236      254,396      250,131      249,917
   Stockholders' equity                       31,195       30,511       29,959       28,806       28,600
Performance Ratios:
Return on average assets                        1.22%        1.33%        1.30%        1.31%        1.29%
Return on average equity                       13.54%       14.92%       14.69%       14.84%       14.59%
Tangible equity to assets                       8.69%        8.58%        8.48%        8.45%        8.38%
Total risk-based capital                       12.84%       12.72%       12.93%       12.11%       12.56%
Net loan charge-offs as a percentage
   of average loans                             0.12%        0.10%        0.08%        0.11%        0.02%
Nonperforming assets as a percentage
   of loans and other real estate               1.52%        0.69%        0.96%        1.07%        1.69%
Net interest margin (1)                         4.42%        4.52%        4.48%        4.39%        4.36%
Efficiency ratio                               58.30%       59.66%       59.53%       57.22%       56.08%
Stock Price Information: (2)
High                                          $28.33       $27.60       $26.30       $26.00       $25.10
Low                                            27.10        26.30        26.00        24.25        23.25
Market value at quarter end                    27.20        27.50        26.30        26.00        25.10

(1) The yield on tax-exempt loans and securities was computed on a tax-equivalent basis using a tax rate of 34%
    for all periods presented.
(2) The quotations reflect bid prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

NET INTEREST INCOME

Net interest income on a fully taxable equivalent basis for the quarter ended September 30, 2002 increased $288,000 to $3.6 million from the comparable quarter last year. The net interest margin was 4.42% for September 30, 2002, up 6 basis points from 4.36% from the comparable quarter last year. The Company has benefited from a falling interest rate environment between comparable nine-month periods, particularly by the lower costs of interest-bearing liabilities.

The yield on average earning assets decreased 120 basis points to 6.72% compared to 7.92% at September 30, 2001. Repricing of variable rate loans in a lower interest rate environment as well as competitive pricing on new and refinanced loans put downward pressure on loan yields. The average loan yield decreased 142 basis points to 6.96% compared to 8.38% at September 30, 2001.

The average yield on investments and other earning assets decreased 49 basis points to 6.00% at September 30, 2002.

Similarly, the cost of interest bearing liabilities decreased 145 basis points to 2.72% from 4.17% at September 30, 2001. The cost of interest bearing liabilities was 2.77% at June 30, 2002, reflecting a stable interest rate environment. The average cost of interest-bearing deposits decreased 160 basis points to 2.51% benefiting from a larger mix of lower-costing transaction accounts, as well as from lower rates on all interest-bearing deposit products. The cost of wholesale funding decreased 81 basis points to 3.63% over the comparable quarter of 2001.

Average earning assets grew $21.9 million or 7.2% over the third quarter 2001. The growth in earning assets came primarily from loans, up $17.7 million or 7.7%, while investments increased $4.2 million or 5.6%.

Average interest-bearing liabilities increased $16.6 million or 6.4% over third quarter 2001. While interest bearing-liabilities increased, the mix is significantly different between comparable quarters. Interest-bearing demand deposits increased $1.7 million to $89.6 million, with a notable shift from time deposits to transaction accounts. Average wholesale funding increased $10.6 million, predominately in long-term debt, to 19.1% of total interest-bearing liabilities for year-to-date 2002 compared to 11.7% year-to-date 2001. The Company took additional long-term advances during the fourth quarter 2001 to leverage itself against interest rate risk. Long-term debt increased to 10.9% of average interest-bearing liabilities compared to 7.6% at September 30, 2001.

Table 2:  Net Interest Income Analysis - Taxable Equivalent Basis
(dollars in thousands)

                                              Three months ended September  30, 2002   Three months ended September 30, 2001
                                                Average     Interest       Average     Average    Interest       Average
                                                Balance  Income/expense  Yield/Rate    Balance  Income/expense  Yield/Rate
Assets

Loans (1) (2)                                  $246,546       $4,287       6.96%       $228,848       $4,795       8.38%
Investments and other (2)                        78,937        1,184       6.00%         74,774        1,213       6.49%
  Total earning assets                         $325,483       $5,470       6.72%       $303,622       $6,008       7.92%

Other assets, net                                20,214                                  20,854

  Total assets                                 $345,697                                $324,476

Liabilities & Equity:

Interest-bearing deposits                      $223,332       $1,399       2.51%       $217,356       $2,235       4.11%
Wholesale funding                                52,613          477       3.63%         41,994          466       4.44%

  Total interest-bearing liabilities           $275,945       $1,876       2.72%       $259,350       $2,702       4.17%

Demand deposits                                  34,901                                  32,561
Other liabilities                                 3,656                                   3,966
Stockholders' equity                             31,195                                  28,600

  Total liabilities and equity                 $345,697                                $324,476

Interest rate spread                                                       4.00%                                   3.75%
Net interest income                                            $3,594      4.42%                       3,306       4.36%
Tax equivalent adjustment                                        $156                                   $135
Net interest income, as reported                               $3,438                                 $3,171

(1) Non-accrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

NON-INTEREST INCOME

Table 3:  Noninterest Income
(dollars in thousands)

                               September 30   September 30   Dollar   Percent
                                   2002           2001       Change    Change
Service fees on deposit accounts    $222          $239       $(17)      -7.1%
Trust service fees                   174           169          5        3.0%
Investment product commissions        87            43         44      102.3%
Other operating income               160           177        (17)      -9.6%
   Total noninterest income         $643          $628        $15        2.4%

Investment product commissions consist of annuity sales, brokerage services, mutual fund sales, life insurance commissions, and self-directed IRA fees. Investment product commissions increased $44,000, or 102.3% compared to the quarter ended September 30, 2001. The increased revenue was predominantly due to an increase in annuity sales. Investors continue to seek an investment with a fixed-rate of return that annuities offer.

NON-INTEREST EXPENSE

Table 4:  Noninterest Expense
(dollars in thousands)

                                            September 30   September 30   Dollar   Percent
                                                2002           2001       Change   Change
Salaries and employee benefits                 $1,447         $1,194       $253     21.2%
Occupancy                                         274            284        (10)    -3.5%
Data processing and information systems           103            118        (15)   -12.7%
Amortization of intangibles                        73             89        (16)   -18.0%
Other operating                                   573            521         52     10.0%
   Total noninterest expense                   $2,470         $2,206       $264     12.0%

Salaries and employee benefits increased $253,000 or 21.2% over third quarter 2001 and represented 58.6% of total noninterest expense in 2002 compared to 54.1% in 2001. Salaries and employee benefits increased between comparable periods, due primarily to merit increases, incentive bonuses, and pension plan expense.

Occupancy expense decreased $10,000, primarily due to the rate decreases in utilities, and equipment expense declining predominately in computer depreciation expense. Data processing and information systems decreased $15,000, primarily in software amortization expense.
Amortization of intangibles decreased due to the discontinuation of amortization of goodwill on January 1, 2002 in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets."

BALANCE SHEET

At September 30, 2002, total assets were $347.5 million, an increase of $25.0 million over September 30, 2001, while assets increased $7.0 million from December 31, 2001. Loans were $249.8 million at September 30, 2002, growing $23.5 million over third quarter 2001 and increasing $17.7 million over year-end 2001. While loans continue to increase, there is a notable decline in the percentage of agricultural loans to the total loan portfolio. Agricultural loans decreased $3.7 million between comparable time periods and $3.8 million from December 31, 2001, due to tightening agricultural credit standards and lower interest rates offered by the Farm Credit System. Real estate loans increased $20.5 million between comparable periods. The housing market remains strong in the Company's market place. Total deposits were $266.8 million at September 30, 2002, an increase of $18.7 million over third quarter 2001 and increasing $8.4 million over year-end 2001. Demand deposits grew $5.0 million, or 15.5% to represent 13.7% of total deposits compared to 12.7% a year ago. Other time deposits were $137.6 million, an increase of $10.6 million over September 30, 2001, while other time deposits increased $10.8 million from December 31, 2001. The increase in other time deposits is due to certificate of deposit promotions and the transfer of three million dollars from the repurchase cash management accounts to certificates of deposit during the third quarter 2002.

Table 5:  Period End Loan Composition
(dollars in thousands)

                                                September 30   % of   September 30   % of   December 31,   % of
                                                    2002       total      2001       total     2001        total
Commercial and financial                          $48,210      19.3%    $44,010      19.5%    $44,320      19.1%
Construction loans                                  7,364       3.0%      5,046       2.2%      5,375       2.3%
Agricultural                                       32,977      13.2%     36,713      16.2%     36,815      15.9%
Real estate                                       150,922      60.4%    130,398      57.6%    135,421      58.4%
Installment loans to individuals                   10,272       4.1%     10,108       4.5%     10,162       4.3%
Lease financing                                         6       0.0%         15       0.0%          8       0.0%

Total loans (including loans held for sale)      $249,751     100.0%   $226,290     100.0%   $232,101     100.0%

Table 6:  Period End Deposit Composition
(dollars in thousands)

                       September 30,   % of   September 30,   % of   December 31,   % of
                           2002        total      2001        total     2001        total
Demand                   $36,629       13.7%    $31,706       12.7%   $35,127       13.6%
NOW                       26,961       10.1%     19,926        8.0%    25,012        9.7%
Money market              44,993       16.9%     50,617       20.4%    52,245       20.2%
Savings                   20,138        7.6%     18,349        7.4%    18,700        7.2%
Brokered CDs                 500        0.2%        500        0.2%       500        0.2%
Other time               137,610       51.6%    126,997       51.3%   126,817       49.1%

Total Deposits          $266,831      100.0%   $248,095      100.0%  $258,401      100.0%

ALLOWANCE FOR CREDIT LOSSES

The loan portfolio is the primary asset subject to credit risk. The Company's process for monitoring credit risks includes weekly analysis of loan quality, delinquencies, non-performing assets, and potential problem loans.

The allowance for credit losses represents management's estimate of an amount adequate to provide for potential losses in the loan portfolio. Adequacy of the allowance for credit losses is based on management's ongoing review and grading of the loan portfolio, past loan loss experience, trends in past due and nonperforming loans, and current economic conditions. The Company's internal risk analysis staff continuously reviews loan quality.

It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectable, these amounts are promptly charged off against the allowance.

As of September 30, 2002, the allowance for credit losses was $2.8 million, representing 1.12% of outstanding loans, compared to $2.9 million, or 1.28%, at September 30, 2001, and $2.6 million, or 1.12% at December 2001. At September 30, 2002, the allowance for credit losses was 75.7% of nonperforming loans compared to 77.6% and 108.8% at September 30 and December 31, 2001.

Table 7:  Allowance for Credit Losses and Nonperforming Assets
(dollars in thousands)

                                                      At and for the        At and for the
                                                    Nine months ended         Year ended
                                                        September 30,         December 31,
                                                   2002           2001            2001
Allowance for Credit Losses:
Balance at beginning of period                   $2,597         $2,593         $2,593
Charged off                                        (326)          (223)          (491)
Recoveries                                           29            113            125
Net loans charged off                              (297)          (110)          (366)
Provision for credit losses                         505            420            370
Balance at end of period                         $2,805         $2,903         $2,597
Nonperforming Assets:
Nonaccrual loans                                 $3,621         $3,240         $1,905
Accruing loans past due 90 days or more              69             43             30
Restructured loans                                   15            457            453
Total nonperforming loans                         3,705          3,740          2,388
Other real estate owned                              91             76             90
Total nonperforming assets                       $3,796         $3,816         $2,478

Ratio of allowance for credit losses
to total loans at end of period                    1.12%          1.28%          1.12%

Ratio of net charge offs during the
period to average loans outstanding                0.12%          0.05%          0.15%


Nonperforming loans to total loans                 1.48%          1.65%          1.03%

Nonperforming assets to total assets               1.09%          1.18%          0.73%

Management is not aware of any additional loans that represent material credits or of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

In the opinion of management, the allowance for credit losses is adequate at September 30, 2002. While management uses available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions.

Loans, other than credit card loans, are placed on a nonaccrual status when they become contractually past due 90 days or more as to interest or principal payments. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged off is reversed to interest income.

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

The total of nonperforming assets remained constant at $3.8 million at September 30, 2002 and 2001. Nonperforming assets have increased $1.3 million from $2.5 million at December 31, 2001. Approximately $930,000 of the increase in nonperforming loans is due to a participation that matured in July 2002 which cannot be renewed until one of the other participating banks is released from the agreement. The Company intends to retain its participation interest in the renewed loan. It is estimated this loan will be renewed in the fourth quarter.

LIQUIDITY

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet requirements of depositors and borrowers, as well as the operating
needs of the Company.    Management views liquidity as the ability to raise
cash at a reasonable cost, or with a minimum of loss, and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. Deposit growth is the primary source of liquidity. Retail consumer deposits as a percentage of total funding sources were 80.5% at September 30, 2002 and 82.2% at September 30, 2001. Wholesale funding represents the balance of the Company's total funding needs. The primary wholesale funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses, and public entities, and brokered CDs.

CAPITAL

Stockholders' equity at September 30, 2002 increased $1.9 million to $31.5 million, compared to $29.6 million at September 30, 2001. The change in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with offsetting decreases to equity from the payment of dividends and the repurchase of common stock. Stockholders' equity at September 30, 2002, included $1.5 million of accumulated other comprehensive income, related to unrealized gains on securities available-for-sale, net of the tax effect. At September 30, 2001, stockholders' equity included $1.4 million of accumulated other comprehensive income, related to unrealized gains on securities available-for-sale, net of the tax effect.

Cash dividends of $1.06 per share were paid year-to-date 2002, compared to $1.00 per share in year-to-date 2001, representing an increase of 6%.

The adequacy of the Company's capital is reviewed regularly to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of September 30, 2002 the Company's capital ratios were well in excess of regulatory minimums.

The following are the Company's risk based capital ratios for the previous five quarters:

Table 8:  Capital Ratios

                                 Tier 1 Capital   Total Capital
September 30, 2002                   11.7%            12.8%
June 30, 2002                        11.6%            12.7%
March 31, 2002                       11.8%            12.9%
December 31, 2001                    11.1%            12.1%
September 30, 2001                   11.3%            12.6%

Regulatory minimum requirements       4.0%             8.0%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK

There was no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 2001.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported in accordance with Securities and Exchange Commission rules, and that such information is accumulated and communicated to the Company's management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the President and Chief Executive Officer along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

10.1* Mid-Wisconsin Financial Services, Inc. 1991 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.2* Mid-Wisconsin Financial Services, Inc. Directors' Deferred Compensation Plan as last amended July 19, 2000 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.3* Director Retirement Benefit Policy (incorporated by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.4* 1999 TeamBank Bonus Plan (incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.5 Mid-Wisconsin Financial Services, Inc. Employee Stock Purchase Plan (incorporated by reference to exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)

10.6* Mid-Wisconsin Financial Services, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)

22.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

99.1    Certification under Section 906 of Sarbanes-Oxley Act of 2002.

*Denotes Executive Compensation Plans and Arrangements

(b)  Reports on Form 8-K.

Form 8-K dated October 15, 2002. The Company filed a Form 8-K on October 15, 2002 reporting earning information for the quarter ended September 30, 2002 under Item 5 and additional disclosure under Item 9, Regulation FD disclosure.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MID-WISCONSIN FINANCIAL SERVICES, INC.



Date November 13, 2002        GENE C. KNOLL
                              Gene C. Knoll, President
                              (Principal Executive Officer)

Date November 13, 2002        RHONDA R. KELLEY
                              Rhonda R. Kelley, Controller
                              (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                       to
                                    FORM 10-Q
                                       of
                      MID-WISCONSIN FINANCIAL SERVICES, INC.
                for the quarterly period ended September 30, 2002
                 Pursuant to Section 102 (d) of Regulation S-T
                        (17 C.F.R. Section 232.102 (d))

The following exhibits are filed as part of this report:

99.1 Certification under Section 906 of Sarbanes-Oxley Act of 2002.