Form 10-K
period 2002-12-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2003-03-21
CIK 785024

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   __________
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from .............to...........

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

                                 Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).
                                 Yes         No  X

As of March 3, 2003, 1,684,475 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates as of June 28, 2002, was approximately $43,296,028. For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates.


                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated March 21, 2003 (to the extent specified herein): Part III

                                  FORM 10-K

                     MID-WISCONSIN FINANCIAL SERVICES, INC.

                               TABLE OF CONTENTS


PART I

        ITEM

        1. Business...................................................... 3
        2. Properties.................................................... 7
        3. Legal proceedings............................................. 7
        4. Submission of matters to a vote of security holders........... 8

PART II


        5. Market for registrant's common equity and related
           stockholder matters........................................... 8
        6. Selected financial data...................................... 10
        7. Management's discussion and analysis of financial
           condition and results of operations.......................... 11
       7A. Quantitative and qualitative disclosures about market risk... 27
        8. Financial statements and supplementary data.................. 28
        9. Changes in and disagreements with accountants on accounting and financial disclosure..................................... 67

PART III

       10. Directors and executive officers of the registrant........... 67
       11. Executive compensation....................................... 67
       12. Security ownership of certain beneficial owners and
           management and related stockholders matters.................. 67
       13. Certain relationships and related transactions............... 68
       14. Controls and procedures...................................... 68

PART IV


       15. Exhibits, financial statement schedules, and reports on
           Form 8-K..................................................... 69

                                     PART I

ITEM 1.  BUSINESS


General

Mid-Wisconsin Financial Services, Inc. ("the Company") is a registered financial holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's subsidiary operates under the name Mid-Wisconsin Bank (the "Bank") and has its principal office in Medford, Wisconsin. Except as may otherwise be noted, this annual report on Form 10-K describes the business of the Company and the Bank as in effect on December 31, 2002.

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

The Bank

The Bank was incorporated on September 1, 1890, as a state bank under the laws of Wisconsin. The Bank's principal office is located at 132 West State Street, Medford, Wisconsin, 54451. The Bank's principal office and nine branches provide service to northern and central Wisconsin markets in Taylor County and portions of Eau Claire, Lincoln, Clark, Price and Oneida counties.

The Bank's principal branch offices are located in Medford, Colby, Neillsville, Phillips, and Rhinelander Wisconsin. These branches provide commercial and consumer banking services for customers located in the surrounding market areas.

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

Employees

All officers of the Company except the Chairman and the Vice President are full-time employees of the Bank. As of March 1, 2003, the Company and its subsidiaries had 133 full-time equivalent employees.

Executive Officers

The executive officers of the Company as of March 1, 2003, their ages, offices and principal occupation during the last five years are set forth below.

     Name                 Offices and Positions Held         Date of Election

James F. Melvin      Chairman of the Board of the Company        May 2000
Age: 53
                     From August 1996 to May 2000 Vice
                     Chairman of the Board of the Company

                     From May 1998 to May 2000 Chairman
                     of the Board of the Bank

                     President of the Melvin Companies

     Name                 Offices and Positions Held         Date of Election

Norman A. Hatlestad  Vice President of the Company               May 2002
Age: 61
                     President of Medford Auto Supply, Inc.

Gene C. Knoll        President of the Company                  October 1996
Age: 49
                     President, Chief Executive Officer
                     of the Bank

William A. Weiland   Secretary and Treasurer of the              May 1998
Age: 48              Company

                     Executive Vice President of the Bank

Rhonda R. Kelley     Controller of the Company                 September 1998
Age: 29
                     Controller of the Bank

                     Prior to September 1998, accountant at
                     a public accounting firm

All executive officers are elected annually by the board of directors at its annual meeting and hold office until the next annual meeting of the board of directors, or until their respective successors are elected and qualified.

Regulation and Supervision

The Company and the Bank are subject to regulation under both federal and state law. The Company is a registered financial holding company and is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Board") pursuant to the BHCA. The Bank is subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC") and, as a Wisconsin chartered bank, by the Wisconsin Department of Financial Institutions.

The Board expects a financial holding company to be a source of strength for its subsidiary banks. As such, the Company may be required to take certain actions or commit certain resources to the Bank when it might otherwise choose not to do so. Under federal and state banking laws, the Company and the Bank are also subject to regulations which govern the Company's and the Bank's capital adequacy, loans and loan policies (including the extension of credit to affiliates), deposits, payment of dividends, establishment of branch offices, mergers and other acquisitions, investments in or the conduct of other lines of business, management personnel, interlocking directors and other aspects of the operation of the Company and the Bank.

Bank regulators having jurisdiction over the Company and the Bank generally have the authority to impose civil fines or penalties and to impose regulatory sanctions for noncompliance with applicable banking regulations and policies. In particular, the FDIC has broad authority to take corrective action if the Bank fails to maintain required capital levels. Information concerning the Company's compliance with applicable capital requirements is set forth under the subheading "Capital" in Item 7 and Item 8, Note 14 of the Notes to Consolidated Financial Statements.

Banking laws and regulations have undergone periodic revisions that often have a direct effect on the Bank's operations and its competitive environment. From time to time various formal or informal proposals, including new legislation, relating to, among other things, changes with respect to deposit insurance, permitted banking activities and restructuring of the federal regulatory scheme have been made or may be made or adopted in the future. It is likely that such changes may have a significant impact on the Company's competitive circumstances and that such changes may have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations.

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

No matters were submitted to a vote of stockholders during the fourth quarter of 2002.


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

Holders

As of March 3, 2003, there were approximately 837 holders of record of the Company's $.10 per share par value common stock. Some of the Company's shares are held in "street" name and the number of beneficial owners of such shares is not known nor included in the foregoing number.

DIVIDEND POLICY

The Company's Bylaws provide that, subject to the provisions of applicable law, the Board of Directors may declare dividends from unreserved and unrestricted earned surplus, at such times and in such amounts as the board shall deem advisable.

The Company's ability to pay dividends depends upon the receipt of dividends from the Bank. Bank dividends are subject to limitation under banking laws and regulations. As of December 31, 2002, the Bank could have paid $10,452,000 of additional dividends to the Company without prior regulatory approval. The declaration of dividends by the Company is discretionary and will depend upon operating results and financial condition, regulatory limitations, tax considerations and other factors. The Company has paid regular dividends since its inception in 1986.

Market Prices and Dividends

Price ranges of over-the-counter quotations and dividends declared per share on the Company common stock for the periods indicated are:

                 2002 Prices                       2001 Prices
Quarter    High      Low   Dividends (1)     High      Low   Dividends (2)
1st      $26.30    $26.00    $0.22         $22.50    $21.00    $0.20
2nd       27.60     26.30     0.62          23.25     20.12     0.60
3rd       28.33     27.20     0.22          25.10     23.25     0.20
4th       27.25     27.20     0.22          26.00     24.25     0.22

(1) The $.62 per share dividend declared in the second quarter of 2002 includes a special dividend of $.40 per share.
(2) The $.60 per share dividend declared in the second quarter of 2001 includes a special dividend of $.40 per share.

Prices detailed in item 6 for the common stock for the year ended December 31, 1998 represent the bid quotations as published in the MILWAUKEE JOURNAL SENTINEL and since 1998, the bid prices reported on the OTC Bulletin Board.
The prices do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. There is no active established trading market.

Sales of Unregistered Securities

During the three-fiscal year period ended December 31, 2002, the Company sold common stock in connection with the various stock option plans as detailed in the footnotes to the financial statements. Shares under the 1991 Employee Stock Option Plan were not registered under the Securities Act of 1933, but were offered in reliance on the exemptions afforded under sections 4(2) and 3(a) (11) thereof as all optionees were officers of the Bank and all are residents of the State of Wisconsin. All proceeds from the sale of such shares were used for general corporate purposes. Sales of unregistered shares during each fiscal year were as follows:


                                             Aggregate
                     Aggregate             Consideration
 Year Ended         Shares Sold              Received
  2002                 1,393                 $37,378
  2001                   604                 $14,496
  2000                 1,906                 $37,168

ITEM 6.  SELECTED FINANCIAL DATA

Table 1:  Earnings Summary and Selected Financial Data
(In thousands, except per share data)

                                                2002         2001         2000         1999        1998
FOR THE YEAR:
Interest income                               $21,385      $23,712      $24,216      $21,239      $21,142
Interest expense                                7,582       11,317       12,911        9,844       10,104
Net interest income                            13,803       12,395       11,305       11,395       11,038
Provision for loan losses                         625          370          400          180          420
Net interest income after
     provision for loan losses                 13,178       12,025       10,905       11,215       10,618
Noninterest income                              2,676        2,425        2,303        2,107        2,085
Noninterest expense                             9,588        9,118        8,658        8,542        7,900
Income before provision for income taxes        6,266        5,332        4,550        4,780        4,803
Provision for income taxes                      1,783        1,483        1,201        1,432        1,555
Net income                                     $4,483       $3,849       $3,349       $3,348       $3,248

Return on average assets                         1.30%        1.18%        1.07%        1.16%        1.19%
Return on average equity                        14.56%       13.36%       11.74%       11.79%       11.37%
Equity to assets                                 8.75%        8.68%        9.45%        9.26%       10.54%
Net interest margin                              4.43%        4.24%        4.02%        4.47%        4.55%
AVERAGE BALANCE SHEET:
Loans net of unearned income                 $243,597     $228,170     $225,308     $200,497     $190,014
Assets                                        344,815      325,261      314,318      288,287      272,084
Deposits                                      257,356      250,131      235,656      222,755      214,246
Stockholders' equity                           30,790       28,806       28,520       28,396       28,558
ENDING BALANCE SHEET:
Loans net of unearned income                 $254,939     $231,649     $226,942     $217,546     $189,952
Assets                                        368,040      340,490      321,102      307,684      280,479
Deposits                                      274,492      258,401      244,691      230,170      222,322
Stockholders' equity                           32,186       29,553       30,345       28,499       29,570
FINANCIAL CONDITION ANALYSIS:
Total risk-based capital                        12.69%       12.11%       13.17%       12.93%       15.11%
Net charge-offs to average loans                 0.21%        0.16%        0.04%        0.03%        0.13%
Nonperforming loans to loans                     0.85%        1.03%        1.11%        0.85%        1.14%
Efficiency ratio                                56.05%       59.44%       61.34%       61.12%       58.37%
Fee revenue to average assets                    0.43%        0.47%        0.46%        0.46%        0.45%
STOCKHOLDERS' DATA:
Basic and diluted earnings per share            $2.65        $2.25        $1.85        $1.83        $1.74
Book value per share                           $19.11       $17.42       $16.75       $15.62       $15.89
Dividends per share                             $1.28        $1.22        $1.20        $1.17        $0.81
Dividend payout ratio                            48.3%        54.2%        64.9%        63.9%        46.6%
Average common shares outstanding               1,692        1,707        1,814        1,826        1,862
Shareholders of record at year end                838          818          803          816          830
STOCK PRICE INFORMATION
High                                           $28.33       $26.00       $27.50       $27.50       $27.50
Low                                             26.00        20.12        21.50        25.50        23.00
Market Price at year end (1)                    27.25        26.00        22.00        27.50        26.00

(1)  Market value at year-end represents the bid price.  The quotations reflect prices, without retail mark-up, markdown, or commissions, and may not necessarily represent actual transactions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis reviews significant factors with respect to the Company's financial condition and results of operations at and for the three-year period ended December 31, 2002. This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report.

Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially from those in such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results see Item 1, Cautionary Statement Regarding Forward Looking Information, in this Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

The Company's net income for 2002 was $4.5 million, an increase of $.6 million or 16.5% over the $3.8 million earned in 2001. Basic and diluted earnings per share for 2002 were $2.65, a 17.8% increase over 2001 basic and diluted earnings per share of $2.25. Return on average common stockholders' equity and return on average assets were 14.56% and 1.30% for 2002 compared to 13.36% and 1.18% for 2001. Cash dividends paid in 2002 increased by 4.9% to $1.28 per share over the $1.22 per share paid in 2001. Key factors behind these results were:

   <circle> Tax equivalent net interest income was $14.4 million for 2002, $1.5 million or 11.7% higher than 2001. Tax equivalent interest income decreased by $2.2 million, while interest expense decreased $3.7 million. The volume of average earning assets increased $20.5 million to $325.4 million, which exceeded the $15.1 million increase in interest bearing liabilities to $276.4 million. Increases in volume and changes in product mix added $1.1 million to taxable equivalent net interest income, whereas changes in the rate environment of 2002 resulted in a $427,000 increase.

   <circle> Total loans and deposits were $255.7 million and $274.5 million, respectively, at December 31, 2002, compared to $232.1 million and $258.4 million, respectively, at December 31, 2001.

   <circle> The allowance for loan losses increased to $2.7 million in 2002 from $2.6 million in 2001. Net loan charge-offs were $0.5 million, an increase of $0.2 million from 2001, primarily due to two large commercial credits. Net charge-offs were .21% of average loans compared to .16% in 2001. The ratio of allowance for loan losses to loans was 1.06% and 1.12% at December 31, 2002 and 2001.

   <circle> Noninterest income was $2.7 million for 2002, $0.3 million or 10.4%
      higher than 2001. Noninterest expense increased $0.5 million or 5.2% over 2001 to $9.6 million.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest rate risk exposure. The measurement of the market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments that reflect changes in market prices and rates can be found in Notes 17 and 18 of the Notes to the Consolidated Financial Statements.

The Company's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest-rate risk.

However, a sudden and substantial increase or decrease in interest rates may adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company does not engage in trading activities.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income represents the difference between interest earned on loans, securities and other interest-earning assets, and the interest expense associated with the deposits and borrowings that fund them. Interest rate fluctuations together with changes in volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. Additionally, net interest income is impacted by the sensitivity of the balance sheet to changes in interest rates, contractual maturities, and repricing frequencies.

Net interest income was $13.8 million for 2002 compared to $12.4 million last year. Tax equivalent net interest income was $14.4 million for 2002, an increase of $1.5 million or 11.7% from 2001. The increase in tax equivalent net interest income was due to low interest rates, particularly on the cost of interest bearing liabilities, and a higher level of earning assets.

Average earning assets were $325.4 million in 2002, an increase of $20.4 million, or 6.7% from 2001. During 2002, average loans accounted for over 75% of the growth in earning assets. Average loans were $243.6 million in 2002, up $15.4 million or 6.8% compared to 2001. Average securities and other investments increased $5.0 million, or 6.5% from 2001.

Average interest bearing liabilities were $276.4 million, an increase of $15.1 million, or 5.8% from 2001. Average interest bearing deposits increased $4.3 million. Average short-term borrowings decreased $0.6 million and average long-term borrowings increased $11.5 million. The mix of interest bearing liabilities changed significantly compared to 2001. Average interest bearing deposits were 80.8% of average interest bearing liabilities compared to 83.8% in 2001. To take advantage of the lower interest rates, and mitigate interest rate risk the Company took additional long-term borrowings. As a result, long-term borrowings increased to 11.2% of average interest bearing liabilities from 7.5% at December 31, 2001.

The tax equivalent net interest margin improved to 4.43% compared to 4.24% in 2001. In 2002, the yield on earning assets decreased 119 basis points, decreasing interest income by $2.2 million while the cost of interest bearing liabilities decreased 159 basis points, decreasing interest expense by $3.7 million for a net increase of $1.5 million in tax equivalent net interest income. Asset growth, a shift in the deposit mix and the liability sensitive repricing characteristics of the Company's balance sheet in the declining rate environment experienced in 2002 all contributed to the margin improvement.

The average loan yield was 7.03%, down 144 basis points from last year. Despite the loan growth, repricing of variable rate loans and competitive pressure on new and refinanced loans in the 2002 interest rate environment put downward pressure on the loan yield. Interest income declined $2.2 million in 2002 compared to 2001.

The decrease in yield on the securities and other investments portfolio reflects increased prepayment activity and the resulting reinvestment of the funds in the lower bond markets. Interest income declined $37,000 in 2002 compared to 2001.

The decrease in rates paid on interest bearing liabilities contributed approximately $4.4 million of the decrease in interest expense while the increase in volume offset the benefit by approximately $0.6 million in 2002 compared to the prior year.

Tax equivalent net interest income was $12.9 million for 2001 compared to $11.8 million in 2000, an increase of $1.1 million.

Average earning assets in 2001 were $305.0 million compared to $294.1 million in 2000, an increase of $10.9 million or 3.7%. Average loans increased $2.9 million or 1.3%. The remainder of the increase was from investment securities and other short-term investments.

Average interest bearing liabilities increased $9.2 million or 3.6% in 2001 compared to 2000. Average interest bearing deposits increased $13.3 million or 6.5%. Average short-term borrowings decreased $5.6 million while average long-term borrowings increased $1.5 million.

The tax equivalent net interest margin was 4.24% in 2001 compared to 4.02% in 2000. The yield on earning assets decreased 46 basis points from 8.41% in 2000 to 7.95% in 2001 while the cost of interest bearing liabilities decreased 79 basis points from 5.12% in 2000 to 4.33% in 2001. The general decline of interest rates during 2001, especially on the liability sensitive repricing characteristics of the Company's balance sheet, resulted in the increase in interest margin.

Despite the growth and composition change of average earning assets, the interest on earning assets decreased $0.5 million from 2000. The yield on loans was 8.47% in 2001 compared to 8.94% in 2000, a decrease of 47 basis points. The yield on the investment securities and other short-term investments decreased 44 basis points in 2001 compared to 2000.

The decrease in rates paid on interest bearing liabilities contributed approximately $1.9 million of the decrease in interest expense while the increase in volume offset the benefit by approximately $0.3 million in 2001 compared to 2000.

Table 2:  Average Balances and Interest Rates

                                                  2002                           2001                            2000
                                      Average              Yield     Average               Yield     Average              Yield
                                      Balance  Interest    Rate      Balance   Interest    Rate      Balance   Interest   Rate
                                                                      (dollars in thousands)
ASSETS
Earnings Assets
  Loans (1) (2)                      $243,597   $17,134    7.03%    $228,170    $19,317    8.47%    $225,308    $20,133    8.94%
Investment securities:
  Taxable                              53,268     3,173    5.96%      52,818      3,406    6.45%      50,112      3,263    6.51%
  Tax exempt (2)                       24,346     1,650    6.78%      18,691      1,333    7.13%      17,177      1,236    7.20%
Other Interest Income                   4,232        55    1.30%       5,307        176    3.32%       1,476         91    6.17%
  Total earning assets               $325,443   $22,012    6.76%    $304,986    $24,232    7.95%    $294,073    $24,723    8.41%

  Cash and cash equivalents            10,865                         11,253                          11,817
   Other assets                        11,233                         11,801                          10,868
  Allowance for loan losses            (2,726)                        (2,779)                         (2,440)
  Total assets                       $344,815                       $325,261                        $314,318

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Interest earning demand             $24,967      $201    0.81%     $19,928       $240    1.20%     $18,950       $343    1.81%
  Savings deposits                     67,200       667    0.99%      66,928      1,703    2.54%      57,481      2,152    3.74%
  Time deposits                       131,103     4,801    3.66%     132,149      7,434    5.63%     129,281      7,647    5.92%
Short-term borrowings                  22,095       388    1.76%      22,700        863    3.80%      28,300      1,684    5.95%
Long-term borrowings                   31,027     1,525    4.92%      19,575      1,077    5.50%      18,086      1,085    6.00%
Total interest bearing liabilities   $276,392    $7,582    2.74%    $261,280    $11,317    4.33%    $252,098    $12,911    5.12%

Demand deposits                        34,086                         31,126                          29,944
Other liabilities                       3,547                          4,049                           3,756
Stockholders' equity                   30,790                         28,806                          28,520
  Total liabilities and
   stockholders' equity              $344,815                       $325,261                        $314,318
Interest rate spread                                       4.02%                           3.62%                           3.29%
Net interest income                             $14,430    4.43%                $12,915    4.24%                $11,812    4.02%
Taxable equivalent adjustment                      $627                            $520                            $507
Net interest income, as reported                 13,803                          12,395                          11,305

(1)  Non-accrual loans are included in the daily average loan balances outstanding.
(2)  The yield on tax-exempt loans and securities is computed on a tax equivalent basis using a tax rate of 34%.

Table 3: Interest Income and Expense Volume and Rate Analysis

                                               2002 Compared to 2001                     2001 Compared to 2000
                                             Increase (Decrease) Due to                Increase (Decrease) Due to
                                          Volume          Rate           Net       Volume         Rate          Net
Interest income:
Loans (2)                                 $1,307       $(3,490)       $(2,183)       $256       $(1,072)       $(816)
Investment securities:
   Taxable                                    29          (262)          (233)        176           (33)         143
   Tax exempt (2)                            403           (86)           317         109           (12)          97
Other interest income                        (36)          (85)          (121)        236          (151)          85
Total earning assets (2)                  $1,703       $(3,923)       $(2,220)       $777       $(1,268)       $(491)

Interest expense:
   Interest bearing demand                   $60          $(99)          $(39)        $18         $(121)       $(103)
   Savings deposits                            7        (1,043)        (1,036)        353          (802)        (449)
   Time deposits                             (59)       (2,574)        (2,633)        170          (383)        (213)
   Short Term Borrowing                      (23)         (452)          (475)       (333)         (488)        (821)
   Long Term Borrowing                       630          (182)           448          89           (97)          (8)
Total interest-bearing liabilities           615        (4,350)        (3,735)        297        (1,891)      (1,594)
Net interest income(2)                    $1,088          $427         $1,515        $480          $623       $1,103

(1)  The change in interest due to both rate and volume has been allocated to rate.
(2)  The yield on tax-exempt loans and securities is computed on a tax equivalent basis using a tax rate of 34%.

Table 4: Yield on Earning Assets

                                      December 31, 2002   December 31, 2001    December 31, 2000
                                      Yield     Change     Yield     Change     Yield    Change
Yield on earning assets (1)           6.76%     -1.19%     7.95%     -0.46%     8.41%     0.23%
Effective rate on all liabilities
as a percentage of earning assets     2.33%     -1.38%     3.71%     -0.68%     4.39%     0.68%

Net yield on earning assets           4.43%      0.19%     4.24%      0.22%     4.02%    -0.45%

(1) The yield on tax-exempt loans and securities is computed on a tax equivalent basis using a tax rate of 34%.

PROVISION FOR LOAN LOSSES

The adequacy of the allowance for loan losses is assessed based upon credit quality, existing economic conditions and loss exposure by loan category. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance.

The ratio of the allowance for loan losses to total loans was 1.06%, down from 1.12% at December 31, 2001 and down from 1.14% at December 31 2000. See additional discussion under section, "Allowance for Loan Losses."

Noninterest Income

Noninterest income was $2.7 million for 2002, $0.3 million or 10.4% higher than 2001. Fee income as a percentage of total revenues (defined as total noninterest income less net realized gain on sale of securities available for sale divided by total interest income plus total noninterest income) was 11.1% for 2002 compared to 9.3% last year.

Table 5: Noninterest Income

                                                                                  % Change
                                                                                 From Prior
                                              Years Ended December 31,              Year
                                            2002       2001       2000        2002        2001
Service fees                                 $850       $883       $803       -3.7%       10.0%
Trust service fees                            643        659        629       -2.4%        4.8%
Net realized gain on sale of securities
   available for sale                          17          8         -       112.5%
Investment product commissions                437        182        266      140.1%      -31.6%
Other operating income                        729        693        605        5.2%       14.5%
Total noninterest income                   $2,676     $2,425     $2,303       10.4%        5.3%

Service fees were $850,000, $33,000 or 3.7% lower than 2001. The majority of the decrease was due to the loss of two large commercial demand deposit accounts and the related service fees in 2002. Also non-sufficient fund charges decreased due to the Bank making a conscious effort to close chronic overdrawn demand deposit accounts in 2002.

Trust service fees for 2002 were $643,000, down 2.4% from last year. The change was predominately due to market performance of trust assets under management over the past year. Trust assets under management were $117.9 million and $125.8 million at December 31, 2002 and 2001, respectively. Trust assets are excluded from the assets of the Company.

Investment product commissions consist of annuity sales, brokerage services, mutual fund sales, life insurance commissions, and self-directed IRA fees. Investment product commissions increased $255,000 or 140.1% from last year.
The increased revenue was predominately due to an increase in annuity sales. Annuity sales jumped during 2002 due to investors seeking an investment product with a fixed-rate of return that annuities offer. Also included in investment products commission is a $107,000 settlement from the broker that serviced the Bank's brokerage business in 2001. During 2001, there was an error in a trade execution on a security held for investment.

Total noninterest income amounted to $2.4 million in 2001, an increase of $0.1 million or 5.3% from $2.3 million in 2000. Service fees were $883,000, $80,000 or 10.0% higher than 2000 due a deposit service fee increase during the second quarter of 2001. Trust service fees for 2001 were $659,000, up 4.8% from 2000. The Bank's Trust department experienced continued growth in assets under management. Investment product commissions decreased $84,000, or 31.6%, from 2000. The fair market value of assets under management decreased from the declines in the stock and bond markets during 2001 resulting in lower fees collected from clients.

Noninterest Expense

Table 6:  Noninterest Expense

                                                                                     % Change
                                                                                    From Prior
                                                       Years Ended December 31,         Year
                                                       2002     2001      2000      2002    2001
Salaries and employee benefits                       $5,441    $4,918    $4,637    10.6%    6.1%
Occupancy                                             1,116     1,176     1,278    -5.1%   -8.0%
Data processing and information systems                 418       456       450    -8.3%    1.3%
Goodwill and purchased core deposit amortization        290       358       340   -19.0%    5.3%
Other operating expenses                              2,323     2,210     1,952     5.1%   13.2%
Total noninterest expenses                           $9,588    $9,118    $8,657     5.2%    5.3%

Salaries and employee benefits increased $0.5 million or 10.6% over 2001 and represented 56.7% of total noninterest expense in 2002 compared to 53.9% in
2001.   Salary expense increased $0.3 million or 8.7% in 2002.  Average full-
time equivalent employees were 133 during 2002, up 7 or 5.6% from the 126 full-time equivalent employees during 2001. Benefits increased $0.2 million in 2002, primarily due to incentive bonuses and pension plan expense.

Occupancy expense was $1.1 million for 2002 decreasing 5.1% from last year.
The decrease is due to the combined effect of lower equipment maintenance costs and depreciation expense in 2002. Data processing expenses essentially remained unchanged from last year. Goodwill and purchased core deposit amortization decreased 19.0% from 2001 to $0.3 million due to the discontinuation of amortization of goodwill on January 1, 2002 in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." See Note 2 "Changes in Accounting Principles" and Note 7 "Intangible Assets" of the Notes to the Consolidated Financial Statements.

Total noninterest expense amounted to $9.1 million in 2001, an increase of $0.4 million or 5.3% from $8.7 million in 2000. Salaries and employee benefits increased $0.3 million or 6.1% over 2000. Salaries increased 1.5 % in 2001, due to merit increases. Employee benefits increased $0.2 million the result of an increase in profit sharing expense. Occupancy expense was $1.2 million for 2001 decreasing 8.0% from 2000. The decrease was due to the savings of occupancy expenses realized from the discontinuation of one Bank branch in 2000. Data processing costs increased 1.3% reflecting the increased cost of maintenance contracts. Other operating expense increased $258,000 or 13.2% in 2001 from December 31, 2000. The majority of the increase was due to a loss on an error in a trade execution on a security held for investment.

Income Taxes

Income tax expense for 2002 was $1.8 million, up $0.3 million from 2001 income tax expense of $1.5 million. The Company's effective tax rate was 28.5% in 2002, 27.8% in 2001, and 26.4% in 2000. See Note 11 "Income Taxes" of the Notes to the Consolidated Financial Statements for additional tax information.

BALANCE SHEET ANALYSIS

Loans

Total loans were $255.7 million at December 31, 2002, an increase of $23.6 million or 10.2% over December 31, 2001, predominately in real estate loans. Real estate loans were $153.5 million, up $18.1 million or 13.4% from year-end 2001. Although commercial loans were up $5.8 million or 13.2%, commercial loans as a percentage of the total loan portfolio were 36.0% at the end of 2002, down from 37.2% at year-end 2001. The decrease in commercial loans as a percentage of the total loan portfolio was due to the $3.2 million or 8.8% decline in agricultural loans from 2001.

Table 7:  Loan Composition


                                    2002              2001              2000              1999              1998
                                         % of              % of              % of              % of              % of
                              Amount    Total    Amount   Total    Amount   Total    Amount   Total    Amount   Total
                                                            (dollars in thousands)
Commercial and financial      $50,162   19.6%   $44,320   19.1%   $42,772   18.8%   $43,360   19.9%   $32,585   17.2%
Real estate construction        8,489    3.3%     5,375    2.3%     4,200    1.9%     4,137    1.9%     3,455    1.8%
Agricultural                   33,575   13.1%    36,815   15.8%    41,435   18.2%    40,280   18.5%    36,103   19.0%
Lease financing                     0    0.0%         8    0.0%       239    0.1%       247    0.1%       317    0.2%
  Commercial                   92,226   36.0%    86,518   37.2%    88,646   39.0%    88,024   40.4%    72,460   38.2%
Real estate residential       153,503   60.0%   135,421   58.4%   127,288   56.1%   118,641   54.5%   107,482   56.1%
Installment                    10,001    4.0%    10,162    4.4%    11,177    4.9%    10,931    5.1%    10,962    5.7%
Total loans (including
     loans held for sale)    $255,730  100.0%  $232,101  100.0%  $227,111  100.0%  $217,596  100.0%  $190,904  100.0%

Commercial and financial loans were $50.2 million at the end of 2002, up $5.8 million or 13.2% since year-end 2001, and comprised 19.6% of total loans, up from 19.1% at year-end 2001. The commercial and financial loan classification consists of loans to sole proprietors, partnerships, small businesses and corporations. Loans in this category are to a wide range of industries.

Real estate construction loans were $8.5 million at the end of 2002, up $3.1 million or 57.9% since year-end 2001, and comprised 3.3% of total loans, up from 2.3% at year-end 2001. Loans in this classification provide short-term financing for acquisition or development of commercial real estate, such as multifamily residents or other commercial developments.

Agricultural loans decreased $3.2 million or 8.8% to $33.6 million, representing 13.1% of the loan portfolio at the end of 2002, compared to $36.8 million or 15.9% at year-end 2001. Agricultural loans consist of loans secured by farmland, and to finance agricultural production. The decrease in agricultural loans was strongly influenced by tightening agricultural credit standards and competition from the Farm Credit System.

Real estate residential loans totaled $153.5 million at the end of 2002, up $18.1 million or 13.4% since year-end 2001, and comprised 60.0% of the total loan portfolio, up from 58.4% at year-end 2001. Loans in this category include conventional home mortgages, second mortgages, and home equity lines. The housing market remained strong in the Company's market place in both new construction and refinancing activities.

Installment loans decreased $0.2 million or 1.6% to $10.0 million, representing 4.0% of the loan portfolio at the end of 2002, compared to $10.2 million or 4.4% at year-end 2001. Installment loans include short-term installment loans, automobile loans, recreational vehicle loans, credit card loans, and other personal loans. The decrease in installment loans was strongly influenced by extensive competition from local credit unions, and manufacturers zero percent financing offers.

Table 8:  Loan Maturity Distribution and Interest Rate Sensitivity



                                          Loan Maturity
                               One Year   Over one Year        Over
                               or Less    to Five Years      Five Years
                                       (dollars in thousands)
Commercial, financial and
  commercial real estate       $55,649         $76,911         $4,826
Agricultural                    15,859          12,822          2,538
Real estate residential         14,312          34,279         20,111
         Total                 $85,820        $124,012        $27,475

Fixed rate                     $51,520         $80,752         $3,104
Variable rate                   34,300          43,260         24,371
         Total                 $85,820        $124,012        $27,475

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic conditions. At December 31, 2002, no concentrations existed in the Company's portfolio in excess of 10% of total loans.

Allowance for Loan Losses

The loan portfolio is the primary asset subject to credit risk. Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and periodic review of borrowers' outstanding loans and commitments. The allowance for loan losses was $2.7 million at the end of
2002, up $0.1 million or 4.0% since year-end 2001.   As of December 31, 2002
the allowance for loan losses as a percentage of total loans outstanding was 1.06% and covered 125.1% of nonperforming loans, compared to 1.12% and 108.8%, respectively, at December 31, 2001.

Table 9:  Loan Loss Experience

                                                             Years Ended December 31,
                                                2002      2001       2000       1999       1998
                                                             (dollars in thousands)
Allowance for loan losses at
  beginning of year                           $2,597     $2,593     $2,286     $2,159     $1,990
Loans charged off:
  Commercial, financial and
    Agricultural                                 475        389         78         31        211
  Real Estate
    Construction                                   0          0          0          0          0
    Residential                                   10         21         12         11         46
  Installment                                     75         81        103         86         72

  Total loans charged off                        560        491        193        128        329

Recoveries on loans previously charged off:
  Commercial, financial, and
    Agricultural                                  32         95         38         25         60
  Real Estate
    Construction                                   0          0          0          0          0
    Residential                                    0         10         34         30          0
  Installment                                      8         20         28         20         18

  Total recoveries                                40        125        100         75         78

Net loans charged off                            520        366         93         53        251

Provision for loan losses                        625        370        400        180        420

Allowance for loan losses at end of
  year                                        $2,702     $2,597     $2,593     $2,286     $2,159

Ratio of allowance for loan losses to
     net charge offs                             5.2        7.1       27.9       43.1        8.6
Ratio of allowance for loan losses
    to total loans at end of period             1.06%      1.12%      1.14%      1.05%      1.14%

Ratio of net charge-offs to average loans       0.21%      0.16%      0.04%      0.02%      0.13%

The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses in the loan portfolio. Adequacy of the allowance for loan losses is based on management's ongoing review and grading of the loan portfolio, past loan loss experience, trends in past due and nonperforming loans, and current economic conditions. The Company has an internal risk analysis and a review staff that continuously reviews loan quality.

The allocation of the year-end allowance for loan losses for each of the past five years based on management's estimates of loss exposure by category of loans is shown in Table 10. The allocation methodology applied by the Company focuses on changes in the size and character of the loan portfolio, current and expected economic conditions, the geographic and industry mix of the loan portfolio and historical losses by category. The total allowance is available to absorb losses from any segment of the portfolio. Management allocates the allowance for loan losses by pools of risk. The Company combines estimates of the allowance needed for loans analyzed individually and loans analyzed on a pool basis. The determination of allocated reserves for larger commercial loans involves a review of individual higher-risk transactions, focusing on loan grading, and assessment of specific loss content and possible resolutions of problem credits.

In the opinion of management, the allowance for loan losses is adequate as of December 31, 2002. While management uses available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions and the impact of such changes on borrowers.

Table 10:  Allocation of the Allowance for Loan Losses


                                           As of December 31,
                            2002       2001      2000     1999     1998
                                         (dollars in thousands)
Commercial, financial,
   agricultural             $875     $1,247     $1,200     $858     $865
Real estate residential    1,488        900        850    1,091      967
Installment                  189        195        202      181      193

Impaired Loans               150        255        341      156      134
Unallocated                    0          0          0        0        0
     Total                $2,702     $2,597     $2,593   $2,286   $2,159

Net loans charged off were $0.5 million or .21% of average loans for 2002, compared to $0.4 million or .16% of average loans for 2001, and were $0.1 million or .04% of average loans for 2000. The $0.1 million increase in net loans charged-off was the result of the increased charge-offs in the commercial, financial, and agricultural categories in 2002 compared to 2001. This increase in charge-offs is due to the charge off of two commercial loan customers accounting for approximately $0.4 million of the charge-offs in 2002. Loans charged-off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

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

Table 11: Nonperforming Loans and Other Real Estate Owned

                                                           December 31,
                                           2002       2001       2000       1999       1998
                                                         (dollars in thousands)
Nonaccrual loans                            $417       $221       $517       $505     $1,416
Impaired loans                             1,667      1,684      1,691       $866
Accruing loans past due 90 days or more       62         30         24         64         38
Restructured loans                            14        453        295        419        710
Total non-performing  loans               $2,160     $2,388     $2,527     $1,854     $2,164

Other real estate owned                      $-         $90        $98        $70        $56

Nonperforming loans at December 31, 2002, were $2.2 million, a decrease of $0.2 million from December 31, 2001. The ratio of nonperforming loans to total loans was .84% at year end 2002, compared to 1.03% and 1.11% at December 31, 2001 and 2000.

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is fully assured, in which case interest is recognized on the cash basis. The following table shows, the gross interest that would have been reported if all loans had been current throughout the year in accordance with their original terms.

Table 12:  Forgone Loan Interest


                                  Years Ended December 31,
                                 2002       2001       2000
                                   (dollars in thousands)
Interest income in accordance
     with original terms         $162       $124       $134
Interest income recognized        (44)      (123)      (107)

Reduction in interest income      118          1         27

Investment Securities Portfolio

The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset/liability management and a source of stable income. All securities are classified as available for sale and reported at estimated fair value. Unrealized gains and losses are excluded from earnings but are reported as other comprehensive income in a separate component of stockholders' equity, net of income tax. The investment portfolio represented 23.8% of average earning assets at December 31, 2002 compared to 23.4% at year-end 2001.

Table 13:  Investment Securities Portfolio

                                             Years Ended December 31,
                                          2002        2001          2000
                                              (dollars in thousands)
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies             $1,473       $4,502       $16,007

Mortgage-backed securities              47,730       51,210        34,548

Obligations of states and political
  subdivisions                          25,843       22,523        18,208

Corporate debt securities                1,125          125            75

Money market equity funds                    0        5,003           579

Equity securities                          151          151           141
           Totals                      $76,322      $83,514       $69,558

At December 31, 2002, the Company's securities portfolio did not contain securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of stockholders' equity.

Table 14:  Investment Securities Portfolio Maturities


                                                                   After                After
                                                                  One But             Five but
                                           Within                 Within               Within                 After
                                          One Year              Five Years            Ten Years             Ten Years
                                                     Weighted               Weighted              Weighted              Weighted
                                           Amount     Yields      Amount     Yields     Amount     Yields     Amount     Yields
U.S. Treasury securities and obligations
   of U.S. government corporations
   and agencies                               -          -        $1,259      5.66%       $214      6.54%        -          -

Mortgage-backed securities                 19,974      6.00%      23,217      5.35%      2,782      4.67%      1,757      7.63%

Obligations of states and political
   subdivisions (1)                         1,782      4.78%      11,680       4.09%    11,716      4.17%        665      5.24%

Corporate debt securities                     -          -            25       7.50%       100      3.79%      1,000      6.00%


Equity securities                             -          -           -           -         -          -          151      3.31%

     Totals                               $21,756      5.90%     $36,181       4.95%   $14,812      4.30%     $3,573      4.73%

(1)  Weighted average yields on tax-exempt securities have been calculated on a tax equivalent basis using a tax rate of 34%.

Deposits

Deposits are the Company's largest source of funds. At December 31, 2002, deposits were $274.5 million, up $16.1 million or 6.2% over last year. The Company's retail deposit growth is continuously influenced by competitive pressure from other financial institutions, as well as other investment opportunities available to customers.

Table 15: Average Deposits Distribution

                                        2002                 2001                  2000
                                             % of                  % of                  % of
                                Amount      Total     Amount      Total     Amount      Total
                                                   (dollars in thousands)
Non-interest bearing demand     $34,086     13.2%     $31,126     12.4%     $29,944     12.7%
Interest-bearing demand          24,967      9.7%      19,928      8.0%      18,950      8.0%
Savings deposits                 67,200     26.1%      66,928     26.8%      57,481     24.4%
Time deposits                   131,103     51.0%     132,149     52.8%     129,281     54.9%

Total                          $257,356    100.0%    $250,131    100.0%    $235,656    100.0%

On average, deposits were $257.4 million for 2002, up $7.3 million or 2.9% over the average for 2001. Starting in 2000, the deposit mix started shifting to liquid, transaction accounts from time deposits and has continued each year since.

Table 16:  Maturity Distribution of Certificates of Deposit of $100,000 or More


                             December 31, 2002
                           (dollars in thousands)
3 months or less                  $17,259
Over 3 months through 6 months      7,721
Over 6 months through 12 months    12,422
Over 12 months                     12,121

Total                             $49,523

Other Funding Sources

Other funding sources, including short-term and long-term borrowings, were $58.0 million at December 31, 2002, up $8.6 million from $49.4 million at December 31, 2001. Short-term borrowings consist of securities sold under repurchase agreements and federal funds purchased. The repurchase agreements are payable on demand. Long-term debt at December 31, 2002, was $40.0 million, up $10.0 million from $30.0 million at year end 2001. Long-term debt consists of advances from the Federal Home Bank.

The reliance on other funding sources increased during 2002. The mix of wholesale funding shifted toward long-term borrowings. On average, long-term borrowings represented 58.4% of other funding sources up from 46.3% at year-end 2001 due to favorable long-term interest rates and management's conscious effort to control future interest rate risks by taking additional advances at the current low interest rates.

Table 17:  Short-term Borrowings

                                                          December 31,
                                                  2002        2001        2000
                                                      (dollars in thousands)
Securities sold under repurchase agreements     $18,040     $18,465     $25,278
Federal funds purchased                               0         924         681
Totals                                          $18,040     $19,389     $25,959

Average amounts outstanding during year         $22,095     $22,739     $28,294
Average interest rates on amounts
outstanding during year                             1.8%        3.8%        6.0%
Maximum month-end amounts outstanding           $34,937     $29,492     $42,095
Average interest rates on amounts
outstanding at end of year                          1.2%        2.0%        6.0%

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

Management's overall strategy is to coordinate the volume of rate sensitive assets and liabilities to minimize the impact of interest rate movement on the net interest margin. Table 18 represents the effect rate changes could have on the Company's earnings at December 31, 2002. It is a static indicator which does not reflect various repricing characteristics and may not indicate the sensitivity of net interest income in a changing interest rate environment.

In addition, the Asset Liability Committee utilizes other financial modeling techniques such as rate shocks that are a hypothetical measurement of plus or minus 100 basis point proportional shock of changes in interest rates. The resulting net interest income for the next 12 month period is compared to the net interest income calculated using flat rates. This difference represents the Company's earnings sensitivity to a plus or minus 100 basis point proportional shock. The resulting simulations for December 31, 2002, projected that net interest income could increase by 5.3% of budgeted net interest income if rates rose by a 100 basis point shock, and projected net interest income could decrease by 4.7% of budgeted net interest income if rates fell by a 100 basis point shock. At December 31, 2001, the 100 basis point shock up was projected to increase net interest income by 12.7%, and the 100 basis point shock down projected that net interest income would increase by 6.0%.

Table 18: Interest rate sensitivity gap analysis

                                                                                December 31, 2002
                                                0-90 Days   91-180 Days   181-365 Days   1-5 Years   Beyond 5 Years    Total
                                                                              (dollars in thousands)
Earning Assets:
     Loans                                       $21,444      $20,685         $50,096     $135,582       $27,131      $254,938

     Securities                                    4,787        3,126          13,843       36,181        20,385       $78,322
     Other earning assets                         11,845                                                                11,845


Total                                            $38,076      $23,811         $63,939     $171,763       $47,516      $345,105
Cumulative rate sensitive assets                 $38,076      $61,887        $125,826     $297,589      $345,105
Interest-bearing liabilities:
     Interest-bearing deposits (1)               $57,352      $23,513         $49,434      $60,400       $45,684      $236,383
     Other interest-bearing liabilities           18,040        3,000           6,000       28,000         3,000        58,040
Total                                            $75,392      $26,513         $55,434      $88,400       $48,684      $294,423
Cumulative interest sensitive liabilities        $75,392     $101,905        $157,339     $245,739      $294,423

Interest  sensitivity gap                       $(37,316)     $(2,702)         $8,505      $83,363       $(1,168)

Cumulative interest sensitivity gap             $(37,316)    $(40,018)       $(31,513)     $51,850       $50,682

Cumulative ratio of rate sensitive assets
to rate sensitive liabilities                       50.5%        60.7%           80.0%       121.1%        117.2%

(1) The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and interest-bearing demand deposits accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior.  Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are included in the 1-5 year category and beyond 5 years category.

Capital

Stockholders' equity at December 31, 2002, increased to $32.2 million or $19.11 per share compared with $29.6 million or $17.42 per share at year-end 2001. The Company completed a self-tender offer of common stock January 31, 2001. The Company accepted 116,117 shares of its common stock for repurchase at $25.50 per share. As a result, stockholders' equity decreased $3.0 million during 2001. Additionally, stockholders' equity at year-end 2002 included $1.3 million of accumulated other comprehensive income, related to unrealized gains on securities available for sale, net of the tax effect. At December 31, 2001 stockholders' equity included $0.6 million of accumulated other comprehensive income, related to unrealized gains on securities available for sale, net of the tax effect.

Cash dividends paid in 2002 were $1.28 per share compared to $1.22 per share in 2001.

The adequacy of the Company's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of December 31, 2002, 2001, and 2000, the Company's Tier 1 risk-based capital ratios, total risk-based capital ratios and Tier 1 leverage ratios were well in excess of regulatory requirements. Management feels the capital structure of the Company is adequate.

Table 19:  Capital Ratios

                                                At December 31,
                                        2002        2001        2000
                                    (In thousands, except per share data)
Total Stockholders' Equity            $32,186     $29,553     $30,345
Tier 1 Capital                         29,754      27,490      28,282
Total Capital                          32,456      30,087      30,875

Total equity to assets                    8.8%        8.7%        9.5%
Tangible equity to assets                 8.5%        8.3%        8.9%
Tier 1 risk-based capital ratio          11.6%       11.1%       12.1%
Total risk-based capital ratio           12.7%       12.1%       13.2%

Other Discussions

On February 10, 2003 the Bank opened its eleventh branch located in Weston,
Wisconsin.    The branch will provide commercial, consumer banking services and trust and investment services for customers located in Marathon County and the surrounding market areas.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is set forth in Item 6, "Selected Financial Data" and under subcaptions "Results of Operations", "Market Risk", "Net Interest Income", "Allowance for Loan Losses", "Investment Securities Portfolio", "Deposits", and "Liquidity and Interest Rate Sensitivity" under
Item 7, Management's Discussion and Analysis of Financial Conditions.

WIPFLI                                       Independent Auditor's Report






Board of Directors
Mid-Wisconsin Financial Services, Inc.
Medford, Wisconsin


We have audited the accompanying consolidated balance sheets of Mid-Wisconsin Financial Services, Inc. and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Wisconsin Financial Services, Inc. and Subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


/SS/ WIPFLI ULLRICH BERTELSON LLP
Wipfli Ullrich Bertelson LLP



JANUARY 17, 2003
Wausau, Wisconsin



                                                        Mid-Wisconsin Financial Services, Inc. And Subsidiary

                                                                                  Consolidated Balance Sheets
                                                                                   December 31, 2002 And 2001
                                                                             2002              2001
Assets

Cash and due from banks                                                  $15,484,360       $15,052,383
Interest-bearing deposits in other financial institutions                     19,408            25,102
Federal funds sold                                                        11,825,781           712,845


Securities available for sale - At fair value                             76,321,696        83,514,352
Federal Home Loan Bank stock (at cost)                                     2,000,000         1,500,000
Loans held for sale                                                          791,420           451,650
Loans receivable, net of allowance for loan losses of $2,701,709
In 2002 and $2,597,416 in 2001                                           252,236,394       229,051,540
Accrued interest receivable                                                1,716,413         1,843,509
Premises and equipment                                                     5,487,421         5,707,450
Intangible assets                                                            873,887         1,163,929
Goodwill                                                                     295,316           295,316
Other assets                                                                 987,427         1,171,500

Total Assets                                                            $368,039,523      $340,489,576

Liabilities and Stockholders' Equity

Non-interest-bearing deposits                                            $38,108,392       $35,127,283
Interest-bearing deposits                                                236,383,561       223,274,164

  Total deposits                                                         274,491,953       258,401,447

Short-term borrowings                                                     18,039,517        19,389,436
Long-Term Borrowings                                                      40,000,000        30,000,000
Accrued interest payable                                                   1,294,227         1,683,562
Accrued expenses and other liabilities                                     2,028,019         1,462,010

  Total Liabilities                                                      335,853,716       310,936,455

Stockholders' equity:
 Common stock - Par value $.10 per share:
  Authorized - 6,000,000 shares
  Issued and outstanding - 1,684,475 shares in 2002 and
  1,696,497 Shares In 2001                                                   168,448           169,650
 Additional paid-in capital                                               10,941,600        10,972,612
 Retained earnings                                                        19,812,670        17,806,485
 Accumulated other comprehensive income                                    1,263,089           604,374

  Total stockholders' equity                                              32,185,807        29,553,121

Total Liabilities and Stockholders' Equity                              $368,039,523      $340,489,576


See accompanying notes to consolidated financial statements.

                                                        Mid-Wisconsin Financial Services, Inc. And Subsidiary

                                                                            Consolidated Statements of Income
                                                                Years Ended December 31, 2002, 2001, and 2000
                                                                  2002            2001            2000
Interest income:
 Interest and fees on loans                                    $17,068,344     $19,250,624     $20,046,389
 Interest and dividends on securities:
  Taxable                                                        3,161,464       3,409,726       3,262,893
  Tax-exempt                                                     1,089,107         879,670         816,100
 Other interest and dividend income                                 66,030         171,954          91,084

  Total interest income                                         21,384,945      23,711,974      24,216,466

Interest expense:
 Deposits                                                        5,668,506       9,376,858      10,141,916
 Short-term borrowings                                             388,432         862,744       1,683,779
 Long-term borrowings                                            1,524,597       1,077,425       1,085,697

  Total interest expense                                         7,581,535      11,317,027      12,911,392

Net interest income                                             13,803,410      12,394,947      11,305,074
Provision for loan losses                                          625,000         370,000         400,000

Net interest income after provision for loan losses             13,178,410      12,024,947      10,905,074

Noninterest income:
 Service fees                                                      849,606         883,289         803,155
 Trust service fees                                                642,737         658,555         629,372
 Net realized gain on sale of securities available for sale         17,349           7,892               0
 Investment product commissions                                    436,775         181,862         265,675
 Other operating income                                            729,538         693,113         604,351

  Total noninterest income                                       2,676,005       2,424,711       2,302,553

Noninterest expenses:
 Salaries and employee benefits                                  5,441,313       4,918,212       4,636,860
 Occupancy                                                       1,116,205       1,175,876       1,277,739
 Data processing and information systems                           418,096         455,664         450,178
 Goodwill and purchased core deposit amortization                  290,042         357,500         339,767
 Other operating expenses                                        2,322,843       2,211,081       1,952,734

  Total noninterest expenses                                     9,588,499       9,118,333       8,657,278

Income before provision for income taxes                         6,265,916       5,331,325       4,550,349
Provision for income taxes                                       1,783,080       1,482,575       1,201,289

Net income                                                      $4,482,836      $3,848,750      $3,349,060

Basic and diluted earnings per share                                 $2.65           $2.25           $1.85

Cash dividends paid per share                                        $1.28           $1.22           $1.20

See accompanying notes to consolidated financial statements.



                                                                    Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                                               Consolidated Statements of Changes in Stockholders' Equity
                                                                            Years Ended December 31, 2002, 2001, and 2000
                                                                                                      Accumulated
                                                                           Additional                   Other
                                                     Common Stock           Paid-In       Retained   Comprehensive
                                                  Shares      Amount        Capital       Earnings   Income (Loss)      Totals
Balance, January 1, 2000                        1,824,718    $182,472    $11,759,737    $17,356,953    ($800,525)    $28,498,637

Comprehensive income:
 Net income                                                                               3,349,060                    3,349,060
 Other comprehensive income                                                                            1,046,440       1,046,440
  Total comprehensive income                                                                                           4,395,500

Proceeds from stock benefit plans                   1,906         191         36,977                                      37,168
Repurchase of common stock
returned to unissued                              (15,268)     (1,527)       (98,397)      (311,037)                    (410,961)
Cash dividends paid, $1.20 per share                                                     (2,175,250)                  (2,175,250)

Balance, December 31, 2000                      1,811,356     181,136     11,698,317     18,219,726      245,915      30,345,094

Comprehensive income:
 Net income                                                                               3,848,750                    3,848,750
 Other comprehensive income                                                                              358,459         358,459
  Total comprehensive income                                                                                           4,207,209

Proceeds from stock benefit plans                   1,258         126         30,217                                      30,343
Repurchase of common stock
returned to unissued                             (116,117)    (11,612)      (755,922)    (2,193,450)                  (2,960,984)
Cash dividends paid, $1.22 per share                                                     (2,068,541)                  (2,068,541)

Balance, December 31, 2001                      1,696,497     169,650     10,972,612     17,806,485      604,374      29,553,121

Comprehensive income:
 Net income                                                                               4,482,836                    4,482,836
 Other comprehensive income                                                                              658,715         658,715
  Total comprehensive income                                                                                           5,141,551

Proceeds from stock benefit plans                   2,334         234         61,950                                      62,184
Repurchase of common stock
returned to unissued                              (14,356)     (1,436)       (92,962)      (307,571)                    (401,969)
Cash dividends paid, $1.28 per share                                                     (2,169,080)                  (2,169,080)

Balance, December 31, 2002                      1,684,475    $168,448    $10,941,600    $19,812,670   $1,263,089     $32,185,807

See accompanying notes to consolidated financial statements.


                                             Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                                             Consolidated Statements of Cash Flows
                                                     Years Ended December 31, 2002, 2001, And 2000

                                                             2002           2001          2000
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
    Net income                                            $4,482,836     $3,848,750     $3,349,060
    Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for depreciation and net amortization        947,914      1,092,114      1,165,490
      Provision for loan losses                              625,000        370,000        400,000
      Benefit for deferred income taxes                     (123,657)       (37,461)      (206,910)
      Proceeds from sales of loans held for sale          10,085,265     10,956,441      2,755,311
      Gain on sale of loans held for sale                   (154,175)      (134,541)       (40,791)
      Originations of loans held for sale                (10,270,860)   (10,372,250)    (2,834,120)
      Gain on sale of investment securities                  (17,349)        (7,892)             0
      Loss on premises and equipment disposals                 6,770         21,277         17,748
      (Gain) loss on foreclosed real estate                   18,329              0        (22,012)
      FHLB stock dividends                                   (82,200)       (91,400)       (62,000)
      Changes in operating assets and liabilities:
        Other assets                                         (22,813)       294,984       (179,742)
        Other liabilities                                    176,674       (761,778)       812,147

  Net cash provided by operating activities                5,671,734      5,178,244      5,154,181

  Cash flows from investing activities:
    Net (increase) decrease in interest-bearing
    deposits in other financial institutions                   5,694         (6,528)        (1,946)
    Net increase in federal funds sold                   (11,112,936)      (712,845)             0
    Securities available for sale:
      Proceeds from sales                                    497,921      1,622,892              0
      Proceeds from maturities                            33,340,989     36,561,064     15,001,991
      Payment for purchases                              (25,646,479)   (51,578,956)   (20,507,728)
    Payment for purchase of FHLB stock                      (417,800)      (114,000)      (232,600)
    Net increase in loans                                (23,785,419)    (5,901,643)    (9,512,647)
    Capital expenditures                                    (410,208)      (249,179)      (407,869)
    Proceeds from sale of premises and equipment               9,355         78,840         10,908
    Proceeds from sale of other real estate                   47,404        105,099         11,711

  Net cash used in investing activities                  (27,471,479)   (20,195,256)   (15,638,180)


                                                              Mid-Wisconsin Financial Services, Inc. And Subsidiary

                                                                  Consolidated Statements of Cash Flows (Continued)
                                                                      Years Ended December 31, 2002, 2001, and 2000

                                                                        2002             2001              2000
  Cash flows from financing activities:
    Net increase in deposits                                        $16,090,506       $13,710,900       $14,520,464
    Net increase (decrease) in short-term borrowings                 (1,349,919)       (6,569,317)           39,088
    Proceeds from issuance of long-term borrowings                   10,000,000        23,000,000         4,000,000
    Principal payments on long-term borrowings                                0        (9,200,000)       (7,800,000)
    Proceeds from stock benefit plans                                    62,184            30,343            37,168
    Payment for repurchase of common stock                             (401,969)       (2,960,984)         (410,961)
    Cash dividends paid                                              (2,169,080)       (2,068,541)       (2,175,250)

  Net cash provided by financing activities                           2,231,722        15,942,401         8,210,509

Net increase (decrease) in cash and due from banks                      431,977           925,389        (2,273,490)
Cash and due from banks at beginning                                 15,052,383        14,126,994        16,400,484

Cash and due from banks at end                                      $15,484,360       $15,052,383       $14,126,994


Supplemental cash flow information:

Cash paid during the year for:
Interest                                                             $7,981,419       $12,356,111       $12,361,909
Income taxes                                                          2,034,775         1,505,941         1,486,000


Noncash investing and financing activities:

Loans transferred to other real estate                                   24,302           202,452           106,024
Loans charged off                                                       560,134           490,791           192,430
Loans made in connection with the sale of other real estate              48,235            90,582            88,772

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

Mid-Wisconsin Financial Services, Inc. (the "Company") operates as a full-service financial institution with a primary market area including, but not limited to, Clark, Taylor, Price, and Oneida Counties, Wisconsin. It provides a variety of traditional banking products in addition to trust services and uninsured investment product sales.

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

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements



NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities

Securities are classified as available for sale and are carried at fair value, with unrealized gains and losses reported in other comprehensive income. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the terms of the securities. Declines in fair value of securities that are deemed to be other than temporary, if applicable, are reflected in earnings as realized losses. Gains and losses on the sale of securities are determined using the specific-identification method.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB) system, the Bank is required to hold stock in the FHLB based on the anticipated amount of FHLB borrowings to be advanced. This stock is recorded at cost, which approximates fair value. Transfer of the stock is substantially restricted.

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

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements



NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses

The allowance for loan losses includes specific allowances related to loans which have been judged to be impaired under current accounting standards (primarily commercial loans). A loan is impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. These specific allowances are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

The allowance for loan losses is maintained at a level management believes is adequate to absorb probable loan losses relating to specifically identified loans and probable loan losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on a regular, quarterly assessment of the loan portfolio, past events, current economic conditions, and other relevant factors. The allowance is adjusted through provisions for loan losses charged to expense. Loans are charged against the allowance when management believes the collectibility of the principal is unlikely.

Loans Held for Sale

Loans held for sale consist of the current origination of certain fixed-rate mortgage loans and are recorded at the lower of aggregate cost or fair value.
A gain or loss is recognized at the time of the sale reflecting the present value of the difference between the contractual interest rate of the loans sold and the yield to the investor. Mortgage servicing rights are not retained.

Premises and Equipment

Premises and equipment are stated at cost, net of accumulated depreciation. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of premises and equipment are reflected in income. Depreciation is computed on both accelerated and straight-line methods and is based on the estimated useful lives of the assets.

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

Goodwill and Purchased Intangibles

The excess of cost over the net assets acquired (goodwill) was amortized using the straight-line method over a 15-year period from the date of acquisition. Amortization of goodwill ceased on January 1, 2002, in accordance with the change in accounting discussed in note 2. The Company tested for impairment during the third quarter and determined that there was no impairment of goodwill during 2002. No amortization or impairment expense was recognized in 2002.

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

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements



NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Advertising costs are expensed as incurred.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income
(loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, net of tax, which are recognized as a separate component of equity, accumulated other comprehensive income (loss).

Earnings Per Share

Basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share includes the potential common stock shares issuable under the stock options granted. The weighted average number of shares outstanding were 1,692,227 in 2002, 1,706,958 in 2001, and 1,813,653 in 2000. The diluted, weighted average number of shares outstanding were 1,692,491 in 2002, 1,706,958 in 2001, and 1,813,653 in 2000.

Reclassifications

Certain prior-year balances have been reclassified to conform to the current year presentation.

NOTE 2  CHANGES IN ACCOUNTING PRINCIPLES

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001.

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements



NOTE 2  CHANGES IN ACCOUNTING PRINCIPLES (Continued)

SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life continue to be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company adopted SFAS no. 142 on January 1, 2002.

The following table illustrates the effect amortization of goodwill had on net income previous to the adoption of Statement of Financial Accounting Standards No. 142 for the year ended December 31:


                                                    2002             2001             2000
Net income                                       $4,482,836       $3,848,750       $3,349,060
Goodwill amortization, net of tax                         0           51,860           51,860

Adjusted net income                              $4,482,836       $3,900,610       $3,400,920

Adjusted basic and diluted earnings per share         $2.65            $2.28            $1.88



NOTE 3  CASH AND DUE FROM BANKS

Cash and due from banks in the amount of $2,336,000 was restricted at December 31, 2002, to meet the reserve requirements of the Federal Reserve System.

In the normal course of business, the Bank maintains cash and due from bank balances with correspondent banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Total uninsured balances at December 31, 2002, were approximately $3,398,958.

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements




NOTE 4  SECURITIES

The amortized cost, fair value, and gross unrealized gains and losses for the Company's securities available for sale follow:

                                                           Gross         Gross
                                           Amortized    Unrealized     Unrealized        Fair
                                              Cost         Gains         Losses          Value
December 31, 2002

U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies               $1,450,000       $22,891            $0       $1,472,891
Mortgage-backed securities                47,045,828       971,967       288,173       47,729,622
Obligations of states and political
  subdivisions                            24,591,415     1,252,143             0       25,843,558
Corporate debt securities                  1,125,000             0             0        1,125,000

Total debt securities                     74,212,243     2,247,001       288,173       76,171,071
Equity securities                            150,625             0             0          150,625

Totals                                   $74,362,868    $2,247,001      $288,173      $76,321,696

December 31, 2001

U.S. Treasury Securities and
  obligations of U.S. government
  corporations and agencies               $4,449,669       $56,962        $5,000       $4,501,631
Mortgage-backed securities                50,626,722       985,268       401,515       51,210,475
Obligations of states and political
  subdivisions                            22,220,602       432,795       130,326       22,523,071
Corporate debt securities                    125,000             0             0          125,000

Total debt securities                     77,421,993     1,475,025       536,841       78,360,177
Money market equity funds                  5,003,550             0             0        5,003,550
Equity securities                            150,625             0             0          150,625

Totals                                   $82,576,168    $1,475,025      $536,841      $83,514,352

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements



NOTE 4  SECURITIES (Continued)

The amortized cost and fair value of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                             Amortized          Fair
Debt Securities Available for Sale              Cost            Value
Due in one year or less                      $1,760,840       $1,781,129
Due after one year through five years        12,389,155       12,964,307
Due after five years through ten years       11,381,420       12,031,193
Due after ten years through fifteen years       635,000          664,820
Due after fifteen years                       1,000,000        1,000,000
Mortgage-backed securities                   47,045,828       47,729,622

Total debt securities available for sale    $74,212,243      $76,171,071


During 2002, proceeds from sales of investments were $497,921. There were $17,349 of gross realized gains. There were proceeds of $1,622,892 during 2001, with $7,892 of gross realized gains. There were no sales of securities during 2000.

Securities with a carrying value of $39,527,000 and $38,323,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 5  LOANS

The composition of loans at December 31 follows:



                                          2002              2001
Commercial                            $50,204,025       $44,352,464
Agricultural                           33,577,744        36,819,104
Real estate:
  Construction                         11,598,852         6,630,659
  Commercial                           75,577,244        70,622,818
  Residential                          77,167,182        64,375,070
Installment                            10,001,291        10,169,623

Subtotals                             258,126,338       232,969,738
Net deferred loan fees                    (78,277)          (64,955)
Loans in process of disbursement       (3,109,958)       (1,255,827)
Allowance for loan losses              (2,701,709)       (2,597,416)

Net loans                            $252,236,394      $229,051,540

The aggregate amount of nonperforming loans was approximately $2,084,000 and $1,905,000 at December 31, 2002 and 2001, respectively. Nonperforming loans are those that are contractually past due 90 days or more as to interest or principal payments, on nonaccrual of interest status, or loans the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. If nonperforming loans had been current, approximately $164,000, $205,000, and $84,000 of interest income would have been recognized for the years ended December 31, 2002, 2001, and 2000, respectively.

The Company has an established process to determine the adequacy of the allowance for loan losses which assesses the risk and losses inherent in its portfolio. This process provides an allowance consisting of two components, allocated and unallocated. To arrive at the allocated component of the allowance, the Company combines estimates of the allowances needed for loans analyzed individually (including impaired loans) and loans analyzed on a pool basis.

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 5  LOANS (Continued)

The determination of allocated reserves for larger commercial and commercial real estate loans involves a review of individual higher-risk transactions, focusing on the accuracy of loan grading, assessments of specific loss content, and, in some cases, strategies for resolving problem credits.

The Company's determination of the amount of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience, and the Company's ongoing examination process and that of its regulators. The Company has an internal risk analysis and review staff that continuously reviews loan quality and reports the results of its examinations to executive management and the Board of Directors. Such reviews also assist management in establishing the level of the allowance.

The allowance arrived at through this methodology is adjusted by management's judgment concerning the effect of recent economic events on portfolio performance.

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 5  LOANS (Continued)

An analysis of impaired loans at December 31 follows:



                                                  2002             2001
Impaired loans with a valuation allowance      $1,474,069       $1,683,734
Impaired loans without a valuation allowance      192,498          445,635

Total impaired loans                            1,666,567        2,129,369
Less - Allowance for loan losses                  150,000          255,000

Net investment in impaired loans               $1,516,567       $1,874,369

An analysis of impaired loans for the years ended December 31 follows:



                                                       2002             2001             2000
Average recorded investment                         $2,780,904       $2,469,376       $2,831,341

Interest income recognized                             $83,347         $124,371         $223,998

Interest income recognized using the cash basis        $94,068         $122,893         $126,719

An analysis of the allowance for loan losses for the years ended December 31 follows:



                                           2002         2001         2000
Balance, January 1                      $2,597,416   $2,593,099   $2,285,675
Provision charged to operating expense     625,000      370,000      400,000
Recoveries on loans                         39,427      125,108       99,854
Loans charged off                         (560,134)    (490,791)    (192,430)

Balance, December 31                    $2,701,709   $2,597,416   $2,593,099

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 5  LOANS (Continued)

The Bank, in the ordinary course of business, grants loans to the Company's executive officers and directors, including affiliated companies in which they are principal owners. The Bank has a policy of making loans (limited to $50,000 per individual) available to employees and executive officers at interest rates slightly below those prevailing for comparable transactions with other customers. In the opinion of management, such loans do not involve more than the normal risk of collectibility or present other unfavorable features.

Activity in related-party loans for the years ended December 31 is summarized below:



                                    2002         2001
Loans outstanding, January 1     $1,130,450     $703,295
New loans                           674,699      709,886
Repayments                         (717,290)    (282,731)

Loans outstanding, December 31   $1,087,859   $1,130,450

NOTE 6  PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:



                                      2002         2001
Land and improvements               $919,679     $901,959
Buildings                          5,811,103    5,771,281
Furniture and equipment            5,686,142    5,503,323

Total cost                        12,416,924   12,176,563
Less - Accumulated depreciation    6,929,503    6,469,113

Totals                            $5,487,421   $5,707,450



Depreciation and amortization charged to operating expense totaled $611,118 in 2002, $726,078 in 2001, and $820,398 in 2000.

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 7  INTANGIBLE ASSETS

Intangible assets, other than goodwill, that have finite useful lives are amortized using a systematic present value method over their useful lives. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Intangible assets are considered impaired if the fair value of the intangible asset is lower than cost.

The range of estimated lives and carrying values are summarized as follows:



                                     2002
                                Range of Lives
                                    (Years)          2002          2001
Purchased core deposit intangible      8         $2,218,437     $2,218,437
Less - Accumulated amortization                   1,344,550      1,054,508

Totals                                             $873,887     $1,163,929


Amortization expense for intangible assets was $290,042 in 2002, $271,067 in 2001, and $253,334 in 2000.

Amortization expense on intangible assets for each of the next three years is as follows:



2003    $310,344
2004     332,069
2005     231,474

Total   $873,887

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 8  INTEREST-BEARING DEPOSITS

Aggregate annual maturities of certificate and IRA accounts at December 31, 2002, are as follows:

2003    $94,167,225
2004     31,918,584
2005      8,497,436
2006      5,709,524
2007            645

Total  $140,293,414


Deposits from the Company's directors, executive officers, and affiliated companies in which they are principal owners totaled $3,317,046 and $3,655,862 at December 31, 2002 and 2001, respectively.

Interest-bearing deposits include $45,322,662 and $35,231,411 of certificates of deposit in denominations greater than $100,000 at December 31, 2002 and 2001, respectively.

NOTE 9  SHORT-TERM BORROWINGS

Short-term borrowings at December 31 consist of the following:



                                                  2002          2001
Securities sold under repurchase agreements   $18,039,517    $18,465,436
Federal funds purchased                                 0        924,000

Totals                                        $18,039,517    $19,389,436


The Company pledges U.S. Treasury and agency securities available for sale as collateral for repurchase agreements. The fair value of pledged securities, including accrued interest receivable, totaled $19,622,122 and $25,612,921 at December 31, 2002 and 2001, respectively.

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements



NOTE 9  SHORT-TERM BORROWINGS (Continued)

The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended December 31:



                                             2002           2001          2000
Weighted average rate at December 31            1.24%          2.05%          6.00%

For the year:
  Highest month-end balance              $34,936,710    $29,492,473    $42,095,209
  Daily average balance                   22,094,640     22,739,366     28,293,620
  Weighted average rate                         1.76%          3.79%          5.95%

NOTE 10  LONG-TERM BORROWINGS

Long-term borrowings at December 31 consist of the following:

                                                                   2002          2001
6.28% FHLB advance, interest payable monthly with principal
due during 2003                                                 $4,000,000     $4,000,000

4.65% TO 4.67% FHLB advances, interest payable monthly
with principal due during 2003                                   5,000,000      5,000,000

4.61% TO 5.07% FHLB advances, interest payable monthly
with principal due during 2004                                  10,000,000     10,000,000

2.91% TO 4.14% FHLB advances, interest payable monthly
with principal due during 2005                                  10,000,000      5,000,000

3.56% TO 4.44% FHLB advances, interest payable monthly
with principal due during 2006                                   8,000,000      3,000,000

5.30% TO 5.51% FHLB advances, interest payable monthly
with principal due during 2008, callable during 2003             3,000,000      3,000,000

Totals                                                         $40,000,000    $30,000,000


The FHLB advances are secured by FHLB stock and a blanket lien consisting principally of one- to four-family real estate loans totaling approximately $66,000,000 and $55,000,000 at December 31, 2002 and 2001, respectively.

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 11  INCOME TAXES


The components of the income tax provision are as follows:



                                            2002         2001          2000
Current income tax expense:
  Federal                                $1,779,203   $1,512,939    $1,408,174
  State                                     127,534        7,097            25

    Total current                         1,906,737    1,520,036     1,408,199

Deferred income tax expense (credit):
  Federal                                  (104,909)     (44,702)     (142,156)
  State                                     (18,748)       7,241       (64,754)

    Total deferred                         (123,657)     (37,461)      (206,910)

Total provision for income taxes         $1,783,080   $1,482,575      $1,201,289


A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:



                                  2002               2001                   2000
                                       Percent            Percent                 Percent
                                         of                 of                       of
                                       Pretax             Pretax                   Pretax
                              Amount   Income     Amount  Income       Amount      Income
Tax expense at
Statutory rate             $2,130,411   34.0   $1,812,651   34.0    $1,547,119       34.0
Increase (decrease)
in taxes resulting from:
  Tax-exempt interest        (402,261)  (6.4)    (328,452)  (6.2)     (316,982)      (7.0)
  State income taxes           71,798    1.1        9,463    0.2       (42,721)      (0.9)
  Other                       (16,868)  (0.2)     (11,087)  (0.2)       13,873         0.3

Provision for income
taxes                      $1,783,080   28.5   $1,482,575   27.8     $1,201,289       26.4

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 11  INCOME TAXES (Continued)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of the net deferred taxes are as follows:



                                                        2002          2001
Deferred tax assets:
  Allowance for loan losses                            $705,095      $664,881
  Deferred compensation                                 405,645       330,175
  State net operating losses                             36,654        34,912
  Purchased deposit intangible                          218,798       162,956

  Totals                                              1,366,192     1,192,924
  Less - Valuation allowance                            (36,654)      (34,912)

    Total deferred tax assets                         1,329,538     1,158,012

Deferred tax liabilities:
  Premises and equipment                                156,346       140,794
  FHLB stock                                             92,757        60,440
  Unrealized gain on securities available for sale      695,739       333,810

    Total deferred tax liabilities                      944,842       535,044

Net deferred tax asset                                 $384,696      $622,968

Both the Company and the Bank pay state income taxes on their individual net earnings. At December 31, 2002, tax net operating losses at the parent company of approximately $703,000 existed to offset future state taxable income. These net operating losses will begin to expire in 2007. The valuation allowance has been recognized to adjust deferred tax assets to the amount of tax net operating losses expected to be realized. If realized, the tax benefit for this item will reduce current tax expense for that period.

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 12  RETIREMENT PLANS

Effective December 1, 2002, the Company merged its noncontributory defined contribution money purchase plan into its 401(k) profit sharing. The new plan is referred to as the Profit Sharing and 401(k) Plan. The plan is available to substantially all employees. Contributions to the plan are based on achieving desired Company profitability. Additional discretionary contributions are authorized by the Board of Directors based on a percentage of annual salary and wages. The Company also matches 100% of participant contributions to the plan up to 5% of pay deferred. Total expense associated with the plans was $505,673, $398,462, and $281,276 for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE 13  STOCK BENEFIT PLANS

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan adopted during 2000, the Company is authorized to issue up to 50,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose each year to have up to 5% of their annual gross earnings withheld to purchase the Company's common stock. Stock is purchased by employees under the plan annually. The purchase price of the stock is 95% of the lower of its beginning-of-year or end-of-year market price. Approximately 26% of eligible employees participated in the plan during 2002. Stock issued under this plan totaled 413, 441, and 213 shares during 2002, 2001, and 2000, respectively. As of December 31, 2002, 48,933 shares of common stock remain reserved for future grants to employees under the Employee Stock Purchase Plan approved by the stockholders.

Incentive Stock Option Plan

Under the terms of an incentive stock option plan adopted during 2000, shares of unissued common stock are reserved for options to officers and key employees of the Company at prices not less than the fair market value of the shares at the date of the grant. Options may be exercised no earlier than six months after the grant date. These options expire ten years after the grant date.

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 13  STOCK BENEFIT PLANS (Continued)

Incentive Stock Option Plan (Continued)

Under the terms of a stock option plan terminated during 1999, 1,853 outstanding options may be exercised between the fourth and fifth anniversaries of the date of the grant. All of the outstanding options under this plan will be forfeited if they are not exercised during the exercise period.

The following table summarizes information regarding stock options at December 31, 2002:


               Outstanding Options                  Exercisable Options
                           Weighted-
               Number       Average    Weighted-      Number    Weighted
 Range of    Outstanding   Remaining    Average    Exercisable  Average
 Exercise        at       Contractual  Exercise         at      Exercise
  Prices      12/31/02       Life        Price       12/31/02    Price
$25 to $29     9,463       7.5 years     $26.61        7,610     $26.76

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 13  STOCK BENEFIT PLANS (Continued)

Incentive Stock Option Plan (Continued)

For the years ended December 31, 2000, 2001, and 2002, activity in stock options outstanding was as follows:


                                         Weighted
                                          Average
                         Shares            Price
December 31, 1999         8,139            $24.16
Options granted           2,575             28.25
Options exercised        (1,906)           (19.50)
Options forfeited          (209)           (19.50)

December 31, 2000         8,599             26.53
Options granted           2,776             25.50
Options exercised          (604)           (24.00)
Options forfeited        (1,202)           (24.00)

December 31, 2001         9,569             26.53
Options granted           3,012             26.63
Options exercised        (1,921)           (26.62)
Options forfeited        (1,197)           (27.44)

December 31, 2002         9,463             26.61


As of December 31, 2002, 254,399 shares of common stock remain reserved for future grants to officers and key employees under the incentive stock option plan approved by the stockholders.
                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 13  STOCK BENEFIT PLANS (Continued)

Incentive Stock Option Plan (Continued)

The Company follows the provisions of Accounting Principles Board (APB) opinion No. 25, "Accounting for Stock Issued to Employees," and uses the "intrinsic value method" of recording stock-based compensation cost. Because stock options are granted with an exercise price equal to fair value at the date of grant, no compensation expense is recorded.

The fair value of each option granted is estimated on the grant date using the Black-Scholes methodology. The following assumptions were made in estimating fair value for options granted for the years ended December 31:


                                          2002      2001      2000



Dividend Yield                            4.70%     4.73%     4.39%
Risk-free interest rate                   4.03%     5.27%     5.12%
Weighted average expected life (years)      10        10         5
Expected volatility                       9.55%     8.99%     7.33%


The weighted average fair value of options of their grant date, using the assumptions shown above, was computed at $1.54 per share for options granted in 2002, $2.17 per share for options granted in 2001, and $1.73 per share for options granted in 2000.

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 13  STOCK BENEFIT PLANS (Continued)

Incentive Stock Option Plan (Continued)

Had compensation cost for the Company's stock-based plans been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," based on the fair value of the stock options, net income and earnings per share would have been reduced for the years ended December 31 as follows:


                                               2002       2001        2000
Net income:

  As reported                              $4,482,836  $3,848,750  $3,349,060

  Pro forma                                $4,478,198  $3,842,726  $3,344,605

Earnings per share - Basic and diluted:

  As reported                                   $2.65       $2.25       $1.85

  Pro forma                                     $2.65       $2.25       $1.84



NOTE 14  CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 14  CAPITAL REQUIREMENTS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 14 CAPITAL REQUIREMENTS (Continued)

The Company and the Bank's actual capital amounts and ratios are presented in the following table:


                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                      For Capital            Prompt Corrective
                                                Actual             Adequacy Purposes         Action Provisions
                                          Amount      Ratio        Amount      Ratio         Amount      Ratio
As of December 31, 2002:
  Total capital (to risk-
  weighted assets):
    Consolidated                       $32,456,000    12.7%    >=$20,460,000   >=8.0%          N/A
    Subsidiary bank                    $31,520,000    12.3%    >=$20,450,000   >=8.0%    >=$25,563,000   >=10.0%

  Tier I (to capital risk-
  weighted assets):
    Consolidated                       $29,754,000    11.6%    >=$10,230,000   >=4.0%          N/A
    Subsidiary bank                    $28,818,000    11.3%    >=$10,225,000   >=4.0%    >=$15,338,000    >=6.0%

  Tier I capital (to
  Average assets):
    Consolidated                       $29,754,000     8.5%    >=$14,675,000   >=4.0%          N/A
    Subsidiary bank                    $28,818,000     8.2%    >=$14,670,000   >=4.0%    >=$18,338,000    >=5.0%

As of December 31, 2001:
  Total capital (to risk-
  weighted assets):
    Consolidated                       $30,087,000    12.1%    >=$19,877,000   >=8.0%          N/A
    Subsidiary bank                    $29,492,000    11.9%    >=$19,865,000   >=8.0%    >=$24,831,000   >=10.0%

  Tier I capital (to risk-
  weighted assets):
    Consolidated                       $27,490,000    11.1%     >=$9,938,000   >=4.0%          N/A
    Subsidiary Bank                    $26,895,000    10.8%     >=$9,932,000   >=4.0%    >=$14,898,000    >=6.0%

  Tier I capital (to
  Average assets):


    Consolidated                       $27,490,000     8.3%    >=$13,561,000   >=4.0%          N/A
    Subsidiary bank                    $26,895,000     8.1%    >=$13,555,000   >=4.0%    >=$16,944,000    >=5.0%

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 15  RESTRICTIONS ON RETAINED EARNINGS

The Bank is restricted by banking regulations from making dividend distributions above prescribed amounts and limited in making loans and advances to the Company. At December 31, 2002, the retained earnings of the Bank available for distribution as dividends without regulatory approval was approximately $10,452,000.

NOTE 16  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income is shown in the consolidated statements of changes in stockholders' equity. The Company's accumulated other comprehensive income
(loss) is comprised of the unrealized gain or loss on securities available for sale. The following shows the activity in accumulated other comprehensive income (loss):


                                                                  2002       2001       2000
Accumulated other comprehensive income (loss) at beginning      $604,374   $245,915   ($800,525)

Activity:
  Unrealized gain on securities available for sale             1,037,993    560,861   1,675,186
  Less - Reclassification adjustment for gains                    17,349      7,892           0

Net unrealized gains                                           1,020,644    552,969   1,675,186
Tax effect                                                       361,929    194,510     628,746

Other comprehensive income                                       658,715    358,459   1,046,440

Accumulated other comprehensive income at end                 $1,263,089   $604,374    $245,915

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 17  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Credit Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. These commitments at December 31, 2002 and 2001, are as follows:



                                                            2002        2001
Commitments to extend credit:
  Fixed rate                                            $11,060,177  $10,358,501
  Adjustable rate                                        16,158,968   13,963,867
Standby and irrevocable letters of credit - Fixed rate    2,209,024    2,083,313
Credit card commitments                                   5,567,319    5,665,467

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.
Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing commercial properties.

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 17  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

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

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 18  FAIR VALUE OF FINANCIAL INSTRUMENTS

Current accounting standards require that the company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

Cash and Short-Term Investments - The carrying amounts reported in the consolidated balance sheets for cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold approximate the fair value of these assets.

Securities - Fair values are based on quoted market prices, where available.
If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Federal Home Loan Bank stock is carried at cost, which is its redeemable value since the market for this stock is limited.

Loans - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, residential mortgage, and other consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the company's repayment schedules for each loan classification. In addition, for impaired loans, marketability and appraisal values for collateral were considered in the fair value determination.

Deposit Liabilities - The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW accounts, and money market accounts, is equal to the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate reflects the credit quality and operating expense factors of the Company.

Short-Term Borrowings - The carrying amount reported in the consolidated balance sheets for short-term borrowings approximates the liability's fair value.

Long-Term Borrowings - The fair values of the Company's long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 18  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Accrued Interest - The carrying amount of accrued interest approximates its fair value.

Off-Balance-Sheet Instruments - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the counter parties. Since this amount is immaterial, no amounts for fair value are presented.

The carrying value and estimated fair value of financial instruments at December 31, 2002 and 2001, were as follows:


                                               2002                           2001
                                     Carrying       Estimated        Carrying      Estimated
                                      Amount        Fair Value        Amount       Fair Value
Financial assets:
  Cash and short-term
  Investments                      $27,329,549     $27,329,549     $15,790,330     $15,790,330
  Investment securities and
  FHLB stock                        78,321,696      78,321,696      85,014,352      85,014,352
  Net loans                        253,027,814     254,003,621     229,503,190     231,858,129
  Accrued interest receivable        1,716,413       1,716,413       1,843,509       1,843,509

Financial liabilities:
  Deposits                         274,491,953     276,133,276     258,401,447     260,764,540
  Short-term borrowings             18,039,517      18,039,517      19,389,436      19,389,436
  Long-term borrowings              40,000,000      41,428,823      30,000,000      30,670,276
  Accrued interest payable           1,294,227       1,294,227       1,683,562       1,683,562

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 18  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Limitations - Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment, goodwill and intangibles, and other assets and other liabilities. In addition, the tax ramifications related to the realization of the unrealized gains or losses can have a significant effect on fair value estimates and have not been considered in the estimates.

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 19  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY


                                                             Balance Sheets
                                                 December 31, 2002 and 2001
                                                     2002           2001
Assets


Cash and due from banks                             $992,712       $565,918
Investment in subsidiary                          31,250,328     28,957,882
Securities available for sale - At fair value        100,000        100,000
Premises and equipment                                     0            498
Other assets                                          32,947         50,331

Total assets                                     $32,375,987    $29,674,629

Liabilities and Stockholders' Equity

Total liabilities                                   $190,180       $121,508
Total stockholders' equity                        32,185,807     29,553,121

Total liabilities and stockholders' equity       $32,375,987    $29,674,629

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 19  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

                                                                          Statements of Income
                                                  Years Ended December 31, 2002, 2001, And 2000
                                                        2002             2001             2000
Income:
  Dividends from subsidiary                          $2,850,000       $2,950,000       $1,600,000
  Interest                                               10,550           23,917          162,130
  Rental income                                         180,000          180,000          180,000
  Other                                                   1,424              255                0

    Total income                                      3,041,974        3,154,172        1,942,130

Expenses:
  Salaries and benefits                                  44,507           55,010           30,096
  Other                                                 148,825          201,149          218,711

    Total expenses                                      193,332          256,159          248,807

Income before provision (credit) for income
taxes and equity in undistributed net income
of subsidiary                                         2,848,642        2,898,013        1,693,323
Provision (credit) for income taxes                        (462)         (17,676)          31,730

Income before equity in undistributed net
Income of subsidiary                                  2,849,104        2,915,689        1,661,593
Equity in undistributed net income of subsidiary      1,633,732          933,061        1,687,467

Net income                                           $4,482,836       $3,848,750       $3,349,060

                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                    Notes to Consolidated Financial Statements

NOTE 19  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

                                                                           Statements of Cash Flows
                                                      Years Ended December 31, 2002, 2001, and 2000
                                                                2002          2001         2000
Increase (decrease) in cash and due from banks:

  Cash flows from operating activities:
    Net income                                               $4,482,836    $3,848,750    $3,349,060
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for depreciation and net
      amortization                                                 499         28,932        78,383
      Equity in undistributed net income of
      subsidiary                                            (1,633,732)      (933,061)   (1,687,467)
      Changes in operating assets and liabilities:
        Other assets                                            17,384        (15,263)      (10,679)
        Liabilities                                             68,672        (71,303)        6,538

  Net cash provided by operating activities                  2,935,659      2,858,055     1,735,835

  Net cash used in investing activities - Payment for
  purchase of securities available for sale                          0              0      (100,000)

    Cash flows from financing activities:
      Proceeds from stock benefit plans                         62,184         30,343        37,168
      Payments for repurchase of common stock                 (401,969)    (2,960,984)     (410,961)
      Cash dividends paid                                   (2,169,080)    (2,068,541)   (2,175,250)

  Net cash used in financing activities                     (2,508,865)    (4,999,182)   (2,549,043)

Net increase (decrease) in cash and due from banks             426,794     (2,141,127)     (913,208)
Cash and due from banks at beginning                           565,918      2,707,045     3,620,253

Cash and due from banks at end                                $992,712       $565,918    $2,707,045


Supplemental cash flow information:

Cash paid during the year for income taxes                  $1,882,799     $1,504,441    $1,460,000

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE


None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors is incorporated in this Form 10-K by this reference to the disclosure beginning with the sentence immediately preceding the table under the caption Proposal No. 1 "Election of Directors" in registrant's 2003 Proxy Statement dated March 21, 2003 (the "2003 Proxy Statement") and continuing through the disclosure ending at the subcaption "Committees and Meetings. Information relating to executive officers is found in Part I of this form 10-K. Information required under Rule 405 of Regulation S-K is incorporated in this Form 10-K by reference to the 2003 Proxy Statement under the subcaption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to executive and director compensation is incorporated in this Form 10-K by this reference to the disclosure in the registrant's 2003 Proxy Statement under (1) the subcaption "Executive Officer Compensation," page 8, through the disclosure ending at the caption "Committees' Report on Executive Compensation Policies", (2) the disclosure under the subcaption "Committee Interlocks and Insider Participation", and (3) the disclosure under the subcaption "Director Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Information relating to security ownership of certain beneficial owners is incorporated in this Form 10-K by this reference to the disclosure in the registrant's 2003 Proxy Statement under the caption "Beneficial Ownership of Common Stock" through the table ending at the subcaption "Section 16(a) Beneficial Ownership Reporting Compliance."

The following table sets forth, as of December 31, 2002, information with respect to compensation plans under the Company's common stock is authorized for issuance:


                                                                          Number of securities
                        Number of securities                            remaining available for
                        to be issued upon       Weighted-average        future issuance under equity
                        exercise of             exercise price of       compensation plans
                        outstanding options,    outstanding options,    (excluding securities
Plan Category           warrants and rights     warrants and rights     reflected in column (a))
                               (a)                     (b)                        (c)
Equity compensation
plans approved by
security holders              9,463                   $26.61                     303,332

Equity compensation
plans not approved by
security holders

Total                         9,463                   $26.61                     303,332

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions is incorporated in this Form 10-K by this reference to the registrant's 2003 Proxy Statement under the caption "Certain Relationships and Related Transactions."

ITEM 14.  CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this Form 10-K, management, under the supervision, and with the participation, of the Company's President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in all material respects. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation, nor were there any significant deficiencies or material weaknesses identified which required any corrective action to be taken.

                                     PART IV


ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements

            Description                                            Page

    Mid-Wisconsin Financial Services, Inc.
    Consolidated Financial Statements

    Accountants' Report                                              28

    Consolidated Balance Sheets                                      29

    Consolidated Statements of Income                                30

    Consolidated Statements of Changes in Stockholders' Equity       31

    Consolidated Statements of Cash Flows                            32

    Notes to Consolidated Financial Statements                       34



(b) Reports on Form 8-K

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

    99.1 Certifications under Section 906 of Sarbanes-Oxley Act of 2002

    *Denotes executive compensation plans and arrangements


The exhibits listed above are available upon request in writing to William A. Weiland, Secretary, Mid-Wisconsin Financial Services, Inc., 132 West State Street, Medford, Wisconsin 54451.

                                SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1994, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2003.

                               MID-WISCONSIN FINANCIAL SERVICES, INC.

                                          James F. Melvin
                                          James F. Melvin, Chairman of the Board

                                          William A. Weiland
                                          William A. Weiland, Secretary
                                          and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 21, 2003, and in the capacities indicated.


Norman A. Hatlestad                        Gene C. Knoll
Norman A. Hatlestad, Vice Chairman         Gene C. Knoll, President and Chief
of the Board,  and a Director              Executive Officer
                                           (Principal Executive Officer and a
                                           Director)


Kim A. Gowey                               James P. Hager
Kim A. Gowey, DDS, Chairman of the         James P. Hager, Director
Board of Mid-Wisconsin Bank and
a Director


Kurt D. Mertens                             Kathryn M. Hemer
Kurt D. Mertens, Director                   Kathryn M. Hemer, Director


Robert J. Schoofs                           Brian B. Hallgren
Robert J. Schoofs, Director                 Brian B. Hallgren, Director



                                            Rhonda R. Kelley
                                            Rhonda R. Kelley, Controller
                                            (Principal Financial Officer)

                                  CERTIFICATIONS

      I, Gene C. Knoll, certify that:

   1. I have reviewed this annual report on Form 10-K of Mid-Wisconsin Financial Services, Inc. (the "registrant");

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003

                                       GENE C. KNOLL
                                       Gene C. Knoll
                                       President and Chief Executive Officer

      I, Rhonda R. Kelley, certify that:

   1. I have reviewed this annual report on Form 10-K of Mid-Wisconsin Financial Services, Inc. (the "registrant");

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


   6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003

                                       RHONDA R. KELLEY
                                       Rhonda R. Kelley
                                       Controller (Principal Financial Officer)

                                EXHIBIT INDEX<dagger>
                                      to
                                  FORM 10-K
                                      of
                     MID-WISCONSIN FINANCIAL SERVICES, INC.
                     for the period ended December 31, 2002
                   Pursuant to Section 102(d) of Regulation S-T
                       (17 C.F.R. <section>232.102(d))

23.1 Consent of Wipfli Ullrich Bertelson LLP
99.1 Certifications under Section 906 of Sarbanes-Oxley Act of 2002

<dagger>Exhibits required by Item 601 of Regulation S-K which have been previously filed and are incorporated by reference are set forth in Part IV,
Item 15 of the Form 10-K to which this Exhibit Index relates.

                                                            Exhibit 23.1

Board of Directors
Mid-Wisconsin Financial Services, Inc.
Medford, Wisconsin

We consent to the incorporation by reference in the Registration Statement (No. 33-37264) on Form S-8 of Mid-Wisconsin Financial Services, Inc. of our report dated January 17,2003, relating to the consolidated balance sheets of Mid-Wisconsin Financial Services, Inc. and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the three years in the period ended December 31, 2002, which appears in the December 31, 2002, annual report on Form 10-K of Mid-Wisconsin Financial Services, Inc.



Wipfli Ullrich Bertelson LLP



Wausau, Wisconsin
March 20, 2003