Form 10-Q
period 2003-03-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2003-05-13
CIK 785024

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED   MARCH 31, 2003
                                       OR
{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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


As of May 5, 2003, there were 1,684,475 shares of $0.10 par value common stock outstanding.

                      MID-WISCONSIN FINANCIAL SERVICES, INC.


                                     INDEX


PART I. FINANCIAL INFORMATION                                       PAGE

        Item 1. Financial Statements

                Consolidated Balance Sheets
                March 31, 2003 and December 31, 2002                    3

                Consolidated Statements of Income
                Three Months Ended March 31, 2003 and 2002              4

                Consolidated Statements of Changes in
                Stockholders' Equity
                Three Months Ended March 31, 2003                       5

                Consolidated Statements of Cash Flows
                Three Months Ended March 31, 2003 and 2002             5-6


                Notes to Consolidated Financial Statements             7-9

        Item 2. Management's Discussion and Analysis of
                Financial Conditions and Results of
                Operations                                             8-17


        Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                                      17

PART II. OTHER INFORMATION

        Item 4. Controls and Procedures                                17

        Item 6. Exhibits and Reports of Form 8-K                       18

                Signatures                                             18

                Certifications                                        19-21

                          PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                                 Mid-Wisconsin Financial Services, Inc.
                                           and Subsidiary
                                     Consolidated Balance Sheet
                                                                   March 31, 2003  December 31, 2002
                                                                    (Unaudited)        (Audited)
ASSETS
Cash and due from banks                                             $10,943,083       $15,484,360
Interest-bearing deposits in other financial institutions               418,511            19,408
Federal funds sold                                                    8,690,106        11,825,781
Securities available for sale -At fair value                         76,232,615        76,321,696
Federal Home Loan Bank stock (at cost)                                2,051,000         2,000,000
Loans held for sale                                                   1,073,670           791,420
Loans receivable, net of allowance for loan losses of
  $2,815,187 in 2003 and $2,701,709 in 2002                         253,074,584       252,236,394
Accrued interest receivable                                           1,749,567         1,716,413
Premises and equipment                                                5,660,104         5,487,421
Intangible assets                                                       796,301           873,887
Goodwill                                                                295,316           295,316
Other assets                                                            799,256           987,427
TOTAL ASSETS                                                       $361,784,113      $368,039,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                        $35,580,970       $38,108,392
Interest-bearing deposits                                           238,222,229       236,383,561
  Total deposits                                                    273,803,199       274,491,953

Short-term borrowings                                                12,276,606        18,039,517
Long-term borrowings                                                 40,000,000        40,000,000
Accrued interest payable                                              1,240,368         1,294,227
Accrued expenses and other liabilities                                1,767,647         2,028,019
Total liabilities                                                   329,087,820       335,853,716

Stockholders' equity:
  Common stock-Par value $.10 per share:
    Authorized - 6,000,000 shares
    Issued & outstanding - 1,684,475 shares in 2003 and 2002            168,448           168,448
Additional paid-in capital                                           10,944,480        10,941,600
Retained earnings                                                    20,407,926        19,812,670
Accumulated other comprehensive income                                1,175,439         1,263,089
Total stockholders' equity                                           32,696,293        32,185,807

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $361,784,113      $368,039,523

The  accompanying notes to consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                               MID-WISCONSIN FINANCIAL SERVICES, INC.
                                         and Subsidiary
                                 CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)

                                                                Three months ended
                                                         March 31, 2003   March 31, 2002
Interest income:
  Interest and fees on loans                                $4,089,144       $4,238,982
  Interest and dividends on securities:
     Taxable                                                   689,823          856,357
     Tax-exempt                                                264,650          268,401
  Other interest and dividend income                            49,038           24,857
Total interest income                                        5,092,655        5,388,597

Interest expense:
  Deposits                                                   1,302,509        1,522,204
  Short-term borrowings                                         46,720           85,003
  Long-term borrowings                                         448,750          367,875
Total interest expense                                       1,797,979        1,975,082

Net interest income                                          3,294,676        3,413,515
Provision for loan losses                                      158,333          180,000

Net interest income after provision for loan losses          3,136,343        3,233,515

Noninterest income:
  Service fees                                                 197,266          199,353
  Trust service fees                                           182,823          184,000
  Investment product commissions                                64,261           54,652
  Other operating income                                       219,512          176,633
Total noninterest income                                       663,862          614,638

Noninterest expenses:
  Salaries  and employee benefits                            1,406,920        1,296,442
  Occupancy                                                    311,794          272,327
  Data processing and information systems                      108,754          110,426
  Purchase core deposit amortization                            77,586           72,510
  Other operating expenses                                     571,371          556,691
Total noninterest expenses                                   2,476,425        2,308,396

Income before provision for income taxes                     1,323,780        1,539,757
Provision for income taxes                                     357,938          439,267

Net income                                                    $965,842       $1,100,490

Basic and diluted earnings per share                             $0.57            $0.65

Cash dividends paid per share                                    $0.22            $0.22

The accompanying notes to consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                                          Mid-Wisconsin Financial Services, Inc.
                               Consolidated Statement of Changes in Stockholders' Equity
                                                       (Unaudited)

                                                                                      Accumulated
                                                        Additional                      Other
                                        Common Stock      Paid-In        Retained    Comprehensive
                                           Amount         Capital        Earnings    Income (Loss)       Totals
Balance, December 31, 2002                $168,448     $10,941,600     $19,812,670     $1,263,089     $32,185,807
Comprehensive Income:
 Net Income                                                                965,842                        965,842
 Other comprehensive income                                                               (87,650)        (87,650)
 Total comprehensive income                                                                               878,192

Stock-based compensation                                     2,880                                          2,880
Cash dividends paid, $0.22 per share                                      (370,586)                      (370,586)
Balance March 31, 2003                    $168,448     $10,944,480     $20,407,926     $1,175,439     $32,696,293

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               Mid-Wisconsin Financial Services, Inc.
                                           and Subsidiary
                                Consolidated Statements of Cash Flows
                              Three Months Ended March 31, 2003 and 2002
                                             (Unaudited)

                                                                 2003            2002
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                                $965,842       $1,100,490
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for depreciation and net amortization         277,378          233,097
        Provision for loan losses                               158,333          180,000
        Proceeds from sales of loans held for sale            5,219,696        2,293,532
        Gain on sale of loans held for sale                     (87,938)         (27,842)
        Originations of loans held for sale                  (5,414,008)      (1,898,140)
        Loss on premises and equipment disposals                    858              -
        FHLB stock dividends                                    (51,000)         (21,000)
        Stock-based compensation                                  2,880              -
        Changes in operating assets and liabilities:
        Other assets                                            292,164         (363,148)
        Other liabilities                                      (314,231)         113,949
  Net cash provided by operating activities                   1,049,975        1,610,938

ITEM 1.  Financial Statements Continued:

                                  Mid-Wisconsin Financial Services, Inc.
                                              and Subsidiary
                                  Consolidated Statements of Cash Flows
                                Three Months Ended March 31, 2003 and 2002
                                                (Unaudited)
                                                                        2003           2002
  Cash flows from investing activities:
     Net (increase) decrease in interest-bearing deposits in
          other financial institutions                                (399,103)         6,749
     Net (increase) decrease in federal funds sold                   3,135,675       (360,136)
     Securities available for sale:
          Proceeds from maturities                                  10,064,204     10,693,047
          Payment for purchases                                    (10,155,975)    (6,348,422)
     Net increase in loans                                          (1,366,855)    (3,896,685)
     Capital expenditures                                             (326,349)       (38,831)
     Proceeds from sale of other real estate                           279,402            -
  Net cash provided by investing activities                          1,230,999         55,722
  Cash flows from financing activities:
     Net decrease in noninterest-bearing deposits                   (2,527,422)    (2,317,589)
     Net increase (decrease) in interest-bearing deposits            1,838,668     (7,771,282)
     Net increase (decrease) in short-term borrowing                (5,762,911)     3,805,988
     Cash dividends paid                                              (370,585)      (373,229)
   Net cash used in financing activities                            (6,822,250)    (6,656,112)
Net decrease in cash and due from banks                             (4,541,277)    (4,989,452)
Cash and due from banks at beginning                                15,484,360     15,052,383
Cash and due from banks at end                                     $10,943,083    $10,062,931

  Supplemental cash flow information:                                   2003           2002
     Cash paid during the year for:
          Interest                                                  $1,854,071     $2,294,859
          Income taxes                                                  $7,000        $85,896
  Noncash investing and financing activities:
          Loans transferred to other real estate                      $369,402           $-
          Loans charged off                                            $47,721       $200,403

The accompanying notes to the consolidated financial statements are an integral part of these statements.

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in the Company's 2002 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Estimates that are susceptible to significant change include the determination of the allowance for loan losses and the valuations of investments.

Note 2 - Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options.

Presented below are the calculations for basic and diluted earnings per share:

                                             Three Months Ended March 31,
                                                   2003     2002
                                       (In thousands, except per share data)
Net income available to common stockholders        $966    $1,100
Weighted average shares outstanding               1,684     1,696
Effect of dilutive stock options outstanding          1         0
Diluted weighted average shares outstanding       1,685     1,696
Basic earnings per common share                   $0.57     $0.65
Diluted earnings per common share                 $0.57     $0.65

Note 3 - Changes in Accounting Principle

Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company's plans vest six months after the grant date. The cost related to stock-based employee compensation included in the determination of net income is recognized over the vesting period using a straight line method. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based employee compensation cost is reflected in 2002 net income.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                      Three Months Ended March 31,
                                            2003      2002
                                  (In thousands, except per share data)
Net income, as reported                     $966      $1,100

Add: Stock-based employee
compensation expense included in
reported net income, net of related
tax effects                                    3         -

Deduct:  Total stock-based
employee compensation expense
determined under the fair value
based method for all awards, net of
related tax effects                           (6)         (5)

Pro forma net income                        $963      $1,095

Earnings per share - Basic and diluted:
As reported                                $0.57       $0.65
Proforma                                   $0.57       $0.65

Note 4 - Long-Term Debt

Long-term debt at March 31 is as follows:

                                                March            March
                                                 2003             2002
Federal Home Loan Bank advances:

2.91% to 3.56%, fixed rate,
maturing in 2005 through 2006                $10,000,000

4.14% to 6.28%, fixed rate,
maturing in 2003 through 2008                $30,000,000      $30,000,000
                                             $40,000,000      $30,000,000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATION

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

The assumptions, risks and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statements Regarding Forward Looking Information" in Part I of the Company's Form 10-K for the year ended December 31, 2002 and, from time to time, in the Company's other filings with the Securities and Exchange Commission.

Results of Operations

Net income for the quarter ended March 31, 2003 totaled $966 thousand or $0.57 for basic and diluted earnings per share. Comparatively, net income for the quarter ended March 31, 2002 was $1.1 million or $0.65 for basic and diluted earnings per share. Operating results for the first quarter 2003 generated an annualized return on average assets of 1.06% and an annualized return on average equity of 12.01%, compared to 1.30% and 14.69% for the comparable quarter in 2002. The net interest margin for the first quarter 2003 was 4.02% compared to 4.48% for the comparable quarter in 2002.

The following Table 1 presents quarterly summary results of operations.

Table 1: Summary Results of Operations
(dollars in thousands, except per share data)

                                                March 31,  December 31,  September 30,  June 30,   March 31,
                                                  2003         2002         2002         2002         2002
EARNINGS AND DIVIDENDS
Interest income                                  $5,092       $5,303       $5,314       $5,380       $5,388
Interest expense                                  1,798        1,835        1,876        1,896        1,975
Net interest income                               3,294        3,468        3,438        3,484        3,413
Provision for loan losses                           158          120          150          175          180
Net interest income after
     provision for loan losses                    3,136        3,348        3,288        3,309        3,233
Noninterest income                                  664          740          643          701          614
Noninterest expense                               2,476        2,416        2,470        2,416        2,308
Income before provision for income taxes          1,324        1,672        1,461        1,594        1,539
Provision for income taxes                          358          483          405          456          439
Net income                                         $966       $1,189       $1,056       $1,138       $1,100

Return on average assets                           1.06%        1.38%        1.22%        1.33%        1.30%
Return on average equity                          12.01%       15.45%       13.54%       14.92%       14.69%
Tangible equity to assets                          8.57%        8.61%        8.69%        8.58%        8.48%
Net interest margin                                4.02%        4.33%        4.42%        4.52%        4.48%
AVERAGE BALANCE SHEET
Loans net of unearned income                    253,853      243,596      246,546      241,320      233,279
Assets                                          363,448      344,815      345,697      341,219      337,973
Deposits                                        273,805      257,355      258,233      248,236      254,396
Stockholders' equity                             32,163       30,790       31,195       30,511       29,959
ENDING BALANCE SHEET
Loans net of unearned income                   $255,890     $254,938     $249,347     $245,310     $235,367
Assets                                          361,784      368,040      347,501      348,794      335,027
Deposits                                        273,803      274,492      266,831      249,803      248,313
Stockholders' equity                             32,696       32,186       31,522       31,076       30,259
FINANCIAL CONDITION ANALYSIS
Total risk-based capital                          12.97%       12.69%       12.84%       12.72%       12.93%
Net charge-offs to average loans                   0.02%        0.09%        0.12%        0.10%        0.08%
Nonperforming assets to loans                      0.89%        0.82%        1.52%        0.69%        0.96%
Efficiency ratio                                  59.69%       55.31%       58.30%       59.66%       59.53%
STOCKHOLDERS' DATA
Basic and diluted earnings per share              $0.57        $0.71        $0.62        $0.67        $0.65
Dividends per share                               $0.22        $0.22        $0.22        $0.62        $0.22
Book value per share                             $19.41       $19.11       $18.73       $18.31       $17.84
Dividend payout ratio                              38.4%        31.2%        35.4%        92.4%        33.9%
Average common shares outstanding                 1,685        1,683        1,693        1,697        1,696
STOCK PRICE INFORMATION
High                                             $28.00       $27.25       $28.33       $27.60       $26.30
Low                                               27.25        27.20        27.10        26.30        26.00
Market price at quarter end (1)                   28.00        27.25        27.20        27.50        26.30

(1) Market value at year-end represents the bid price.  The quotations reflect prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

Net Interest Income

Net interest income on a fully taxable equivalent basis for the quarter ended March 31, 2003 decreased $110 thousand to $3.5 million from the comparable quarter last year. The net interest margin was 4.02% at March 31, 2003, down 46 basis points from 4.48% from the comparable quarter last year.

As noted in Table 1 Summary Results of Operations, during the third quarter 2002 the net interest margin started to decline. Since 2001, the Company has benefited from the declining interest rate environment as the liability sensitive balance sheet has repriced at the lower rates faster than long-term securities and loans. The decline in the net interest margin can be attributed to the yield on loans falling more rapidly than the cost of rate sensitive liabilities, a deposit product with increasing contractual repricing features, and principal pay-downs on high yielding mortgage-backed securities. The net interest margin is expected not to strengthen until interest rates begin to increase.

The yield on average earning assets decreased 85 basis points to 6.11% compared to 6.96% at March 31, 2002. Similarly, the cost of interest bearing liabilities decreased 46 basis points to 2.45% from 2.91% at March 31, 2002.

Table 2:  Net Interest Income Analysis - Taxable Equivalent Basis
(dollars in thousands)

                                          Three months ended March 31, 2003       Three months ended March 31, 2002
                                          Average     Interest      Average       Average     Interest      Average
                                          Balance  Income/Expense  Yield/Rate     Balance  Income/Expense  Yield/Rate
Assets

Loans (1) (2)                            $256,647       $4,113       6.41%       $233,279       $4,253       7.29%
Investments and other                      87,304        1,140       5.22%         85,347        1,288       6.04%
  Total earning assets                   $343,951       $5,253       6.11%       $318,626       $5,540       6.96%
Other assets, net                          19,497                                  19,346

  Total assets                           $363,448                                $337,973

Liabilities & Equity:

Interest-bearing deposits                $239,411       $1,303       2.18%       $221,601       $1,522       2.75%
Wholesale funding                          54,425          495       3.64%         50,078          453       3.62%

  Total interest-bearing liabilities     $293,836       $1,798       2.45%       $271,679       $1,975       2.91%

Demand deposits                            34,394                                  32,795
Other liabilities                           3,055                                   3,539
Stockholders' equity                       32,163                                  29,959

  Total liabilities and equity           $363,448                                $337,973

Interest rate spread (2)                                             3.66%                                   4.05%
Net interest income
     and net interest margin (2)                        $3,455       4.02%                      $3,565       4.48%

   (1) Non-accrual loans are included in the daily average loan balances outstanding. (2)
   (2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

Provision for Loan Losses

The adequacy of the allowance for loan losses is assessed based upon credit quality, existing economic conditions and loss exposure by loan category. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, those amounts are promptly charged off against the allowance.

The provision for loan losses was $158 thousand for the quarter ended March 31, 2003, and $180 thousand for the comparable quarter in 2002. Net-charge offs to average loans were 0.02% and 0.08% for the quarter ended March 31, 2003 and 2002. The ratio of allowance for loan losses to total loans continues to remain constant at 1.10% March 31, 2003 and 2002 and 1.06% at December 31, 2002. See additional discussion under section "Allowance for Loan Losses."

Noninterest Income

Table 3:  Noninterest Income
(dollars in thousands)

                                 March 31,  March 31,  Dollar      Percent
                                   2003       2002     Change      Change
Service fees                       $197       $199       $(2)       -1.0%
Trust service fees                  183        184        (1)       -0.5%
Investment product commissions       64         55         9        16.4%
Other operating income              220        177        43        24.3%
Total noninterest income           $664       $615       $49         8.0%

Investment product commissions consist of annuity sales, brokerage services, mutual fund sales, life insurance commissions, and self-directed IRA fees. Investment product commissions increased $9 thousand or 16.4% between comparable three-month periods ended March 31, 2003. The increase is due to additional investment representatives and increased sales volume.

Other operating income increased $43 thousand or 24.3% to $220 thousand at March 31, 2003. The Company sells long-term fixed rate mortgage loans to the secondary market. Gain on sale of such loans was $88 thousand at March 31, 2003 compared to $28 thousand at March 31, 2002. During the first quarter 2002 the Company received a one-time stock dividend of $12 thousand from a regional ATM network.

Noninterest Expense

Table 4:  Noninterest Expense
(dollars in thousands)
                                          March 31,  March 31, Dollar   Percent
                                            2003       2002    Change   Change
Salaries and employee benefits             $1,407     $1,296     $111     8.6%
Occupancy                                     312        272       40    14.7%
Data processing and information systems       109        110       (1)   -0.9%
Amortization of intangibles                    78         73        5     6.8%
Other operating expenses                      570        557       13     2.3%
Total noninterest expenses                 $2,476     $2,308     $168     7.3%

Increases in salaries and employee benefits and occupancy expenses were influenced by the opening of an additional Bank branch during the first quarter 2003. The number of full time equivalent employees increased to 130 at March 31, 2003 from 125 during the comparable quarter last year.

Amortization of intangibles increased due to the systematic amortization method used. Other operating expenses increased during first quarter 2003 due to additional advertising campaigns in the Bank's new market areas.

Balance Sheet

At March 31, 2003, total assets were $361.8 million, an increase of $26.8 million over March 31, 2002, while assets decreased $6.3 million from December 31, 2002. Gross loans were $257.0 million at March 31, 2003, increasing $21.5 million over first quarter 2002 and increasing $1.2 million over year-end 2002. Investment securities were $76.2 million at March 31, 2003, decreasing $2.9 million from March 31, 2002 and $89 thousand from December 31, 2002. The decline in the investment portfolio was due primarily to principal pay-downs on mortgage-backed securities. Deposits increased $25.5 million from March 31, 2002 and decreased $689 thousand from December 31, 2002 to $273.8 million at March 31, 2003. At March 31, 2003 liquidity decreased $7.2 million, or 26.6% from December 31, 2002. The majority of the liquidity was used to payoff short-term borrowings which declined $5.8 million since December 31, 2002.

Table 5:  Period End Loan Composition
(dollars in thousands)

                                               March 31,    % of     March 31,    % of    December 31,  % of
                                                   2003     total       2002      total       2002      total
Commercial and financial                        $49,151     19.2%     $41,747     17.7%     $50,162     19.6%
Real estate construction                          8,843      3.4%       6,131      2.6%       8,489      3.3%
Agricultural                                     33,901     13.2%      35,473     15.1%      33,575     13.1%
Lease financing                                       0      0.0%           7      0.0%           0      0.0%
     Commercial                                  91,895     35.8%      83,358     35.4%      92,226     36.0%
Real estate residential                         155,679     60.6%     142,233     60.4%     153,503     60.0%
Installment                                       9,390      3.6%       9,860      4.2%      10,001      4.0%

Total loans (including loans held for sale)    $256,964    100.0%    $235,451    100.0%    $255,730    100.0%


While total loans continue to grow between time periods, agricultural and installment loans have decreased over 4% from March 31, 2002. The Company has tightened its credit standards and faces substantial competition from the Farm Credit System and credit unions for such loans.

During the past year the Company has focused on writing adjustable rate loans to match short-term liabilities in anticipation of the future interest rate increases. The Company's loan demand for the first quarter 2003 has been slow due to the present economy and winter season. There continues to be high demand for loan refinancing of commercial and real estate loans.

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

It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance. The decrease in charge offs between comparable periods is due to the charge off of two large commercial loans during 2002.

Table 6:  Allowance for Loan Losses and Nonperforming Assets
(dollars in thousands)

                                                                        At and for the      At and for the
                                                                      Three months ended     Year ended
                                                                            March 31,        December 31,
                                                                      2003          2002         2002
Allowance for loan losses at beginning of year                       $2,702        $2,597       $2,597
Loan charged off                                                        (48)         (200)        (560)
Recoveries                                                                3            23           40
Net loans charged off                                                   (45)         (177)        (520)
Provision for loan losses                                               158           180          625
Allowance for loan losses at end of period                           $2,815        $2,600       $2,702
Nonperforming assets
Nonaccrual loans                                                     $1,112          $649         $417
Impaired loans                                                       $1,034          $997       $1,667
Accruing loans past due 90 days or more                                  34            65           62
Restructured loans                                                        0           454           14
Total nonperforming loans                                             2,180         2,165        2,160
Other real estate owned                                                  90            90            0
Total nonperforming assets                                           $2,270        $2,255       $2,160
Ratios
Allowance for loan losses to total loans at end of period              1.10%         1.10%        1.06%
Net charge offs during the period to average loans outstanding         0.02%         0.08%        0.21%

In the opinion of management, the allowance for loan losses is adequate at March 31, 2003. While management uses available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions.

Nonperforming Loans and Other Real Estate Owned

Nonperforming assets include loans that are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or restructured loans where the terms have been modified, because of deteriorating financial condition of the borrower, to provide for a reduction of either interest or principal and other real estate owned.

A commercial loan is considered impaired when, based on current information, it is probable that the Bank will not collect all amounts due in accordance with the contractual terms of the loan agreement. Impairment is based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent. The decision of management to place loans in this category does not necessarily mean that the Company expects losses to occur but that management recognizes that a higher degree of risk is associated with these loans.

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

Total nonperforming assets remained constant at $2.3 million at March 31, 2003 and 2002. Nonperforming assets increased $110 thousand to $2.3 million at March 31, 2003 from $2.2 million at December 31, 2002, primarily because the
Company repossessed $90 thousand of foreclosed assets.   During the first
quarter 2003 impaired loans decreased $633 thousand to $1.0 million from year-end due to loan pay-offs, loan charge-offs, and loans taken off the impaired loan list.

Liquidity

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet requirements of depositors and borrowers, as well as the operating needs of the Company. Management views liquidity as the ability to raise cash at a reasonable cost, or with a minimum of loss, and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. Deposit growth is the primary source of liquidity. Retail consumer deposits as a percentage of total funding sources were 80.7% at March 31, 2003 and 79.2% at March 31, 2002. Wholesale funding represents the balance of the Company's total funding sources. The primary wholesale funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses, and public entities, and brokered CDs.

Table 8:  Period End Deposit Composition
(dollars in thousands)


                       March 31      % of        March 31      % of      December 31,   % of
                         2003        total         2002        total         2002       total
Demand                 $35,581       13.0%       $32,810       13.1%       $38,108       13.9%
NOW                     28,144       10.3%        23,573        9.5%        29,106       10.6%
Money market            45,265       16.5%        48,949       19.7%        45,932       16.7%
Savings                 21,475        7.8%        19,780        8.0%        20,990        7.7%
Brokered CDs               500        0.2%           500        0.2%           500        0.2%
Other time             142,838       52.2%       122,701       49.5%       139,856       50.9%

Total                 $273,803      100.0%      $248,313      100.0%      $274,492      100.0%


Capital

Stockholders' equity at March 31, 2003 increased $2.4 million to $32.7 million from $30.3 million at March 31, 2002. The change in equity between the two periods was primarily composed of the retention of earnings and the exercise of stock options, with offsetting decreases to equity from the payment of dividends. Stockholders' equity at March 31, 2003, included $1.2 million of accumulated other comprehensive income, related to unrealized gains on securities available-for-sale, net of the tax effect. At March 31, 2002 stockholders' equity included $583 thousand of accumulated other comprehensive income, related to unrealized gains on securities available-for-sale, net of the tax effect.

Cash dividends of $0.22 per common share were paid each quarter ended March 31, 2003 and 2002.

The adequacy of the Company's capital is reviewed regularly to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of March 31, 2003 the Company's capital ratios were well in excess of regulatory minimums.

The following are the Company's risk based capital ratios for the previous five quarters:

Table 8:  Capital Ratios

                                   Tier 1 Capital     Total Capital
March 31, 2003                          11.9%              13.0%
December 31, 2002                       11.6%              12.7%
September 30, 2002                      11.7%              12.8%
June 30, 2002                           11.6%              12.7%
March 31, 2002                          11.8%              12.9%

Regulatory minimum requirements          4.0%               8.0%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK

There was no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this Form 10-Q, management, under the supervision, and with the participation, of the Company's President and Chief Executive Officer and the Chief Accounting Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective in all material respects. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation, nor were there any significant deficiencies or material weaknesses identified which required any corrective action to be taken.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits required by Item 601 of Regulation S-K

The following exhibits have been filed with the Securities and Exchange Commission.

99.1    Certification under Section 906 of Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K.

Form 8-K dated April 24, 2003. The Company filed a Form 8-K on April 24, 2003 reporting earning information for the quarter ended March 31, 2003 under Item 5 and additional disclosures under Items 9, Regulation FD Disclosure, and 12, Results of Operations and Financial Condition.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  MAY 13, 2003             GENE C. KNOLL
                                Gene C. Knoll, President
                                (Principal Executive Officer)


Date:  MAY 13, 2003             RHONDA R. KELLEY
                                Rhonda R. Kelley, Controller
                                (Principal Accounting Officer)

CERTIFICATIONS

      I, Gene C. Knoll, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Mid-Wisconsin Financial Services, Inc. (the "registrant");

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date:  May 13, 2003                      GENE C.KNOLL
                                          Gene C. Knoll
                                          President and Chief Executive Officer


CERTIFICATIONS

      I, Rhonda R. Kelley, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Mid-Wisconsin Financial Services, Inc. (the "registrant");

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date:  May 13, 2003



                                    RHONDA R. KELLEY
                                    Rhonda R. Kelley
                                    Controller
                                    (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                      to
                                   FORM 10-Q
                                      of
                     MID-WISCONSIN FINANCIAL SERVICES, INC.
                  for the quarterly period ended March 31, 2003
                  Pursuant to Section 102 (d) of Regulation S-T
                        (17 C.F.R. Section 232.102 (d))

The following exhibits are filed as part of this report:

99.1 Certification under Section 906 of Sarbanes-Oxley Act of 2002.