Form 10-Q
period 2003-06-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2003-08-13
CIK 785024

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 2003
                                       OR
{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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


As of August 5, 2003, there were 1,684,598 shares of $0.10 par value common stock outstanding.

                      MID-WISCONSIN FINANCIAL SERVICES, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION                                      PAGE

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                    June 30, 2003 and December 31, 2002                3

                    Consolidated Statements of Income
                    Three Months Ended June 30, 2003 and 2002
                    And Six Months Ended June 30, 2003 and 2002        4

                    Consolidated Statements of Changes in
                    Stockholders' Equity
                    Six Months Ended June 30, 2003                     5

                    Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 2003 and 2002           5-6

                    Notes to Consolidated Financial Statements        7-9

          Item 2.   Management's Discussion and Analysis of
                    Financial Conditions and Results of Operations    9-20

          Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risk                                 20

          Item 4.   Controls and Procedures                           20

PART II.  OTHER INFORMATION

          Item 5.   Submission of Matters to Vote of Securities
                    Holders                                          20-21

          Item 6.   Exhibits and Reports of Form 8-K                  21

                    Signatures                                        22

                    Exhibit Index                                     23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:


                      Mid-Wisconsin Financial Services, Inc.
                              and Subsidiary
                        Consolidated Balance Sheet

                                                               June 30, 2003    December 31, 2002
                                                                 (Unaudited)       (Audited)
ASSETS
Cash and due from banks                                          $12,843,683       $15,484,360
Interest-bearing deposits in other financial institutions             17,402            19,408
Federal funds sold                                                 2,131,332        11,825,781
Securities available for sale -At fair value                      75,031,824        76,321,696
Federal Home Loan Bank stock (at cost)                             2,083,600         2,000,000
Loans held for sale                                                  936,080           791,420
Loans receivable, net of allowance for loan losses of
  $2,791,317 in 2003 and $2,701,709 in 2002                      264,326,593       252,236,394
Accrued interest receivable                                        1,714,042         1,716,413
Premises and equipment                                             5,602,904         5,487,421
Intangible assets                                                    718,715           873,887
Goodwill                                                             295,316           295,316
Other assets                                                       3,955,602           987,427
TOTAL ASSETS                                                    $369,657,093      $368,039,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                     $38,624,193       $38,108,392
Interest-bearing deposits                                        244,839,162       236,383,561
  Total deposits                                                 283,463,355       274,491,953
Short-term borrowings                                             11,439,710        18,039,517
Long-term borrowings                                              39,000,000        40,000,000
Accrued interest payable                                           1,259,873         1,294,227
Accrued expenses and other liabilities                             1,593,584         2,028,019
Total liabilities                                                336,756,522       335,853,716
Stockholders' equity:
  Common stock-Par value $.10 per share:
      Authorized - 6,000,000 shares
      Issued & outstanding - 1,684,598 shares in 2003
      and 1,684,475 shares in 2002                                   168,460           168,448
Additional paid-in capital                                        10,950,546        10,941,600
Retained earnings                                                 20,363,620        19,812,670
Accumulated other comprehensive income                             1,417,945         1,263,089
Total stockholders' equity                                        32,900,571        32,185,807
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $369,657,093      $368,039,523

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                                 Mid-Wisconsin Financial Services, Inc.
                                          and Subsidiary
                                  Consolidated Statements of Income

                                                                         Three months ended                Six Months Ended
                                                                   June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002
                                                                    (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

Interest income:
  Interest and fees on loans                                         $4,169,260       $4,267,179       $8,258,404       $8,506,161
  Interest and dividends on securities:
     Taxable                                                            563,790          832,660        1,253,613        1,689,017
     Tax-exempt                                                         257,640          275,774          522,290          544,175
  Other interest and dividend income                                     32,440            4,587           81,478           29,444
Total interest income                                                 5,023,130        5,380,200       10,115,785       10,768,797
Interest expense:
  Deposits                                                            1,284,768        1,382,187        2,587,277        2,904,391
  Short-term borrowings                                                  35,044          141,898           81,764          226,901
  Long-term borrowings                                                  436,029          371,963          884,779          739,838
Total interest expense                                                1,755,841        1,896,048        3,553,820        3,871,130
Net interest income                                                   3,267,289        3,484,152        6,561,965        6,897,667
Provision for loan losses                                               158,334          175,000          316,667          355,000
Net interest income after provision
  for loan losses                                                     3,108,955        3,309,152        6,245,298        6,542,667
Noninterest income:
  Service fees                                                          217,364          217,521          414,630          416,874
  Trust service fees                                                    175,000          184,000          357,823          368,000
  Net realized gain on sale of securities available for sale                  0           17,349              -             17,349
  Investment product commissions                                        111,000          119,711          175,261          174,363
  Other operating income                                                253,110          162,798          472,622          339,431
Total noninterest income                                                756,474          701,379        1,420,336        1,316,017
Noninterest expenses:
  Salaries  and employee benefits                                     1,390,332        1,375,407        2,797,252        2,671,849
  Occupancy                                                             311,572          271,849          623,366          544,176
  Data processing and information systems                               105,583          101,397          214,337          211,823
  Purchase core deposit amortization                                     77,586           72,511          155,172          145,021
  Other operating                                                       604,433          594,726        1,175,804        1,151,417
Total noninterest expenses                                            2,489,506        2,415,890        4,965,931        4,724,286
Income before income taxes                                            1,375,923        1,594,641        2,699,703        3,134,398
Provision for income taxes                                              375,779          456,202          733,717          895,469
Net income                                                           $1,000,144       $1,138,439       $1,965,986       $2,238,929
Basic and diluted earnings per share                                      $0.59            $0.67            $1.17            $1.32
Cash dividends declared per share                                         $0.62            $0.62            $0.84            $0.84

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:


                                   Mid-Wisconsin Financial Services, Inc.
                                             and Subsidiary
                         Consolidated Statement of Changes in Stockholders' Equity
                                              (Unaudited)

                                                                                          Accumulated
                                                            Additional                       Other
                                            Common Stock     Paid-In         Retained     Comprehensive
                                               Amount        Capital         Earnings     Income (Loss)      Totals
Balance, December 31, 2002                    $168,448     $10,941,600     $19,812,670     $1,263,089     $32,185,807
Comprehensive Income:
   Net Income                                                                1,965,986                      1,965,986
   Other comprehensive income                                                                 154,856         154,856
   Total comprehensive income                                                                               2,120,842

Proceeds from stock benefit plans                   12           3,186                                          3,198
Stock-based compensation                                         5,760                                          5,760
Cash dividends paid, $0.84 per share                                        (1,415,036)                    (1,415,036)
Balance June 30, 2003                         $168,460     $10,950,546     $20,363,620     $1,417,945     $32,900,571

  The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        Mid-Wisconsin Financial Services, Inc.
                                  and Subsidiary
                        Consolidated Statements of Cash Flows
                       Six Months Ended June 30, 2003 and 2002
                                     (Unaudited)

                                                                  2003            2002
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                                $1,965,986       $2,238,929
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for depreciation and net amortization           535,936          462,831
        Provision for loan losses                                 316,667          355,000
        Proceeds from sales of loans held for sale             11,142,037        3,435,301
        Gain on sale of loans held for sale                      (177,669)         (47,861)
        Originations of loans held for sale                   (11,109,028)      (3,252,690)
        Gain on sale of investment securities                         -            (17,349)
        Loss on premises and equipment disposals                      858              -
        FHLB stock dividends                                      (83,600)         (39,700)
        Stock-based compensation                                    5,760
        Changes in operating assets and liabilities:
        Other assets                                           (2,722,089)         147,193
        Other liabilities                                        (468,788)        (167,711)
  Net cash provided by (used in) operating activities            (593,930)       3,113,943

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:


                         Mid-Wisconsin Financial Services, Inc.
                                    and Subsidiary
                         Consolidated Statements of Cash Flows
                        Six Months Ended June 30, 2003 and 2002
                                      (Unaudited)
                                                                           2003            2002

  Cash flows from investing activities:
     Net decrease in interest-bearing deposits
     in other financial institutions                                        2,006            8,025
     Net (increase) decrease in federal funds sold                      9,694,449       (3,094,378)
     Securities available for sale:
          Proceeds from sales                                                 -            497,920
          Proceeds from maturities                                     22,197,857       17,232,787
          Payment for purchases                                       (20,736,884)     (10,063,622)
     Payment for purchase of FHLB stock                                       -           (200,300)
     Net increase in loans                                            (13,024,259)     (13,896,093)
     Capital expenditures                                                (430,679)        (190,180)
     Proceeds from sale of other real estate                              291,006              -
  Net cash used in investing activities                                (2,006,504)      (9,705,841)

  Cash flows from financing activities:
     Net increase (decrease) in deposits                                8,971,402       (8,598,636)
     Net increase (decrease) in short-term borrowings                  (6,599,807)      15,547,274
     Proceeds from issuance of long-term borrowings                     2,000,000
     Principal payments on long-term borrowings                        (3,000,000)             -
     Proceeds from stock benefit plans                                      3,198           17,226
     Cash dividends paid                                               (1,415,036)      (1,425,456)
   Net cash provided by (used in) financing activities                    (40,243)       5,540,408

Net decrease in cash and due from banks                                (2,640,677)      (1,051,490)
Cash and due from banks at beginning                                   15,484,360       15,052,383
Cash and due from banks at end                                        $12,843,683      $14,000,893
  Supplemental cash flow information:
     Cash paid during the year for:
          Interest                                                     $3,593,343       $4,234,880
          Income taxes                                                   $697,066       $1,038,701
Noncash investing and financing activities:
          Loans transferred to other real estate                         $615,359             $-
          Loans charged off                                              $241,606         $259,481

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

Presented below are the calculations for basic and diluted earnings per share:


                                             Three Months Ended June 30,   Six Months Ended June 30,
                                                   2003         2002           2003         2002
                                                       (In thousands, except per share data)
Net income available to common stockholders       $1,000       $1,138         $1,966        $2,239
Weighted average shares outstanding                1,684        1,697          1,684         1,697
Effect of dilutive stock options outstanding           1            0              1             0
Diluted weighted average shares outstanding        1,685        1,697          1,685         1,697
Basic earnings per common share                    $0.59        $0.67          $1.17         $1.32
Diluted earnings per common share                  $0.59        $0.67          $1.17         $1.32

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


                                         Three Months Ended June 30,      Six Months Ended June 30,
                                                2003          2002          2003         2002
                                                     (In thousands, except per share data)
Net income, as reported                        $1,000        $1,138        $1,966        $2,239

Add: Stock-based employee
compensation expense included in
reported net income, net of related
tax effects                                         3           -               6           -

Deduct:  Total stock-based
employee compensation expense
determined under the fair value
based method for all awards, net
of related tax effects                             (6)           (5)           (6)           (5)

Pro forma net income                             $997        $1,133        $1,966        $2,234

Earnings per share - Basic and diluted:
As reported                                     $0.59         $0.67         $1.17         $1.32
Proforma                                        $0.59         $0.67         $1.17         $1.32

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. A company that holds variable interests in any entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation are effective upon issuance. The requirements of FIN 46 did not have a material impact on the results of operations, financial position, or liquidity.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have a material impact on the results of operations, financial position, or liquidity.

NOTE 4 - LONG -TERM DEBT

Long-term debt at June 30 is as follows:

                                             June           December
                                             2003             2002

Federal Home Loan Bank advances:
2.91% to 6.28%, fixed rate,
maturing in 2003 through 2008            $39,000,000       40,000,000

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

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses.

The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which its operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of the Company's financial condition and results and require subjective or complex judgments and, therefore, management considers the following to be critical accounting policies.

Allowance for Loan Losses: Subject to the use of estimates, assumptions, and judgments is management's evaluation process used to determine the adequacy of the allowance for loan losses which combines several factors: management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Company believes the allowance for loan losses is adequate and properly recorded in the financial statements. See additional discussion under section "Allowance for Loan Losses."

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2003 totaled $1.0 million or $0.59 for basic and diluted earnings per share. Comparatively, net income for the quarter ended June 30, 2002 was $1.1 million or $0.67 for basic and diluted earnings per share. Operating results for the second quarter 2003 generated an annualized return on average assets of 1.10% and an annualized return on average equity of 12.26%, compared to 1.33% and 14.92% for the comparable quarter in 2002. The net interest margin for the second quarter 2003 was 4.00% compared to 4.52% for the comparable quarter in 2002.

The following Table 1 presents quarterly summary results of operations.

Table 1: Summary Results of Operations
(dollars in thousands, except per share data)


                                                June 30,     March 31,   December 31,  September 30,   June 30,
                                                  2003         2003           2002         2002          2002
EARNINGS AND DIVIDENDS
Interest income                                  $5,023       $5,092         $5,303       $5,314        $5,380
Interest expense                                  1,756        1,798          1,835        1,876         1,896
Net interest income                               3,267        3,294          3,468        3,438         3,484
Provision for loan losses                           158          158            120          150           175
Net interest income after
     provision for loan losses                    3,109        3,136          3,348        3,288         3,309
Noninterest income                                  756          664            718          643           701
Noninterest expense                               2,489        2,476          2,394        2,470         2,416
Income before provision for income taxes          1,376        1,324          1,672        1,461         1,594
Provision for income taxes                          376          358            483          405           456
Net income                                       $1,000         $966         $1,189       $1,056        $1,138

Return on average assets                           1.10%        1.06%          1.38%        1.22%         1.33%
Return on average equity                          12.26%       12.01%         15.45%       13.54%        14.92%
Tangible equity to assets                          8.72%        8.57%          8.61%        8.69%         8.58%
Net interest margin                                4.00%        4.02%          4.33%        4.42%         4.52%
AVERAGE BALANCE SHEET
Loans net of unearned income                   $263,189     $253,853       $243,596     $246,546      $241,320
Assets                                          363,264      363,448        344,815      345,697       341,219
Deposits                                        277,052      273,805        257,355      258,233       248,236
Stockholders' equity                             32,631       32,163         30,790       31,195        30,511
ENDING BALANCE SHEET
Loans net of unearned income                   $267,118     $255,890       $254,938     $249,347      $245,310
Assets                                          369,657      361,784        368,040      347,501       348,794
Deposits                                        283,463      273,803        274,492      266,831       249,803
Stockholders' equity                             32,901       32,696         32,186       31,522        31,076
FINANCIAL CONDITION ANALYSIS
Total risk-based capital                          12.45%       12.97%         12.69%       12.84%        12.72%
Net charge-offs to average loans                   0.07%        0.02%          0.09%        0.12%         0.10%
Nonperforming assets to loans                      1.00%        0.89%          0.82%        1.52%         0.69%
Efficiency ratio                                  59.47%       59.69%         55.31%       58.30%        55.63%
STOCKHOLDERS' DATA
Basic and diluted earnings per share              $0.59        $0.57          $0.71        $0.62         $0.67
Dividends per share                               $0.62        $0.22          $0.22        $0.22         $0.62
Book value per share                             $19.53       $19.41         $19.11       $18.73        $18.31
Dividend payout ratio                             104.4%        38.4%          31.2%        35.4%         92.4%
Average common shares outstanding                 1,685        1,685          1,683        1,693         1,697
STOCK PRICE INFORMATION
High                                             $28.00       $28.00         $27.25       $28.33        $27.60
Low                                               28.00        27.25          27.20        27.10         26.30
Market price at quarter end (1)                   28.00        28.00          27.25        27.20         27.50

(1) Market value at year-end represents the bid price. The quotations reflect prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

NET INTEREST INCOME

Net interest income on a fully taxable equivalent basis decreased $212,000 from $3.6 million for the quarter ended June 30, 2002 to $3.4 million at June 30, 2003. Contributing factors to the declining net interest income between the comparable quarters were the compression of the net interest margin due to the low interest rate environment and the asset sensitive position of the Company's balance sheet. Earning assets continue to reprice at lower interest rates without a corresponding decrease in interest bearing liability rates. The average yield on earning assets at June 30, 2003 decreased 81 basis points to 6.06% between comparable quarters while the rate paid on interest bearing liabilities only decreased 36 basis points to 2.41% at June 30, 2003.

For the quarter ended June 30, 2003, average earning assets increased $20.1 million, or 6.3%, when compared to the same quarter last year. Average loans increased $21.9 million, or 9.1% while investments decreased $1.7 million, or 2.1%, compared to the quarter ended June 30, 2002. The Company has intentionally decreased its investment in securities between comparable quarters as loans have typically yielded a higher rate of return in the current interest rate environment.

For the quarter ended June 30, 2003 the net interest margin decreased 52 basis points to 4.00% compared to the same quarter last year. The average yield on earning assets was 6.06 % at June 30, 2003 compared to 6.87% for the same period last year. Loan yields decreased 72 basis points to 6.38% while investments decreased 122 basis points to 4.97% between comparable quarters a year ago. Average interest bearing deposit costs decreased 44 basis points to 2.13% while short-term borrowings decreased 74 basis points to 1.22% and long-term debt decreased 47 basis points to 4.49% as compared to the same period a year ago.

Table 2:  Net Interest Income Analysis - Taxable Equivalent Basis
(dollars in thousands)


                                                      Three months ended June 30, 2003           Three months ended June 30, 2002
                                                    Average      Interest       Average        Average      Interest       Average
                                                    Balance   Income/Expense   Yield/Rate      Balance   Income/Expense   Yield/Rate
Assets

Loans (1) (2)                                      $263,189       $4,198          6.38%        $241,320       $4,282          7.10%
Investments and other                                79,335          987          4.97%          81,053        1,255          6.19%
  Total earning assets                             $342,524       $5,185          6.06%        $322,373       $5,537          6.87%
Other assets, net                                    20,740                                      18,846

  Total assets                                     $363,264                                    $341,219

Liabilities & Equity

Interest-bearing deposits                          $240,885       $1,285          2.13%        $215,194       $1,382          2.57%
Short-term borrowings                                11,504           35          1.22%          28,981          142          1.96%
Long-term debt                                       38,813          436          4.49%          30,000          372          4.96%

  Total interest-bearing liabilities               $291,202       $1,756          2.41%        $274,175       $1,896          2.77%

Demand deposits                                      36,167                                      33,042
Other liabilities                                     3,264                                       3,491
Stockholders' equity                                 32,631                                      30,511

  Total liabilities and equity                     $363,264                                    $341,219

Interest rate spread (2)                                                          3.65%                                       4.10%

Net interest income and net interest
margin (2)                                                        $3,429          4.00%                       $3,641          4.52%

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

The provision for loan losses was $158,000 for the quarter ended June 30, 2003, and $175,000 for the comparable quarter in 2002. Net-charge offs to average loans were 0.09% and 0.10% for the quarters ended June 30, 2003 and 2002. See additional discussion under section "Allowance for Loan Losses."

NONINTEREST INCOME

Table 3:  Noninterest Income
(dollars in thousands)

                                                Three months ended                 Six months ended
                                       June 30,     June 30,     Percent    June 30,    June 30,    Percent
                                         2003        2002        Change       2003        2002       Change
Service fees                             $217        $218        -0.5%        $415        $417        -0.5%
Trust service fees                        175         184        -4.9%         358         368        -2.7%
Net realized gain on sale of
securities available for sale              -           17          -            17
Investment product commissions            111         120        -7.5%         175         174         0.6%
Other operating income                    253         163        55.2%         472         340        38.8%
Total noninterest income                 $756        $702         7.7%      $1,420      $1,316         7.9%


Trust service fees decreased $9,000, or 4.9%, in the second quarter of 2003 compared to the same quarter in 2002, primarily as a result of lower market values on trust accounts for which fees are assessed.

Other operating income for the second quarter of 2003 increased $90,000, or 55.2%, to $253,000 over 2002 results. The Company sells long-term fixed rate mortgage loans to the secondary market. Gain on sale of such loans was $90,000 for the quarter ended June 30, 2003 compared to $20,000 at June 30, 2002. The long-term interest rates continued to stimulate mortgage production and customer loan refinancing during the second quarter although this trend is expected to decline in the near future. Income from bank owned life insurance
(BOLI) was $19,000 for the quarter ended June 30, 2003. The Company purchased $3.0 million dollars of BOLI during the second quarter 2003.

For the quarter ended June 30, 2003 there was no realized gain from the sale of securities available for sale.

For the first six months of 2003, noninterest income increased $104,000, or 7.9%, to $1.4 million from $1.3 million for the same period a year ago.

Trust service fees decreased $10,000, or 2.7%, to $358,000 for the first six months of 2003 compared to $368,000 for the same period in 2002 as a result of lower market values on trust accounts for which fees are assessed.

Other operating income increased $132,000, or 38.8%, to $472,000 for the first six months of 2003. Gains on sales of loans in the secondary market increased $130,000 to $178,000 for the six months ended June 30, 2003, when compared to the same period in 2002, primarily as a result of increased sales of mortgage loans. Sales of loans for the six months ended June 30, 2003 increased to $11.0 million, compared to $3.4 million for the same period a year earlier. Income from BOLI was $19,000 for the six months ended June 30, 2003. The Company purchased $3.0 million dollars of BOLI during the second quarter of 2003.

NONINTEREST EXPENSE

Table 4:  Noninterest Expense
(dollars in thousands)

                                                    Three months ended                  Six months ended
                                            June 30,     June 30,    Percent    June 30,     June 30,    Percent
                                              2003         2002      Change       2003         2002      Change
Salaries and employee benefits              $1,390       $1,375       1.1%       $2,797       $2,672       4.7%
Occupancy                                      312          272      14.7%          623          544      14.5%
Data processing and information systems        106          101       5.0%          215          212       1.4%
Amortization of intangibles                     78           73       6.8%          155          145       6.9%
Other operating expenses                       604          595       1.5%        1,176        1,151       2.2%
Total noninterest expenses                  $2,490       $2,416       3.1%       $4,966       $4,724       5.1%

Salaries and employee benefits increased $15,000, or 1.1%, for the quarter ended June 30, 2003 compared to the same quarter in 2002. The Company experienced 18% growth in salaries and health insurance during the second quarter 2003. This increase was offset by cost savings from a change in pension plan administrators during the fourth quarter 2002 and decrease in incentive bonus accruals during the second quarter 2003. The number of full time equivalent employees increased to 135 at June 30, 2003 from 132 a year earlier. The increase in occupancy expenses, and data processing and information systems were influenced by the opening of an additional bank branch during the first quarter 2003 and increased customer volume. Amortization of intangibles increased due to the systematic amortization method used. Other operating expenses increased during the second quarter 2003 due to additional advertising campaigns in the new market area.

Noninterest expense increased $242,000, or 5.1%, for the six months ended June 30, 2003 compared to the same period in 2002. Salaries and employee benefits increased $125,000, or 4.7%, for the period as a result of additional staffing to operate the new branch and increasing health care costs offset by a decrease in pension plan administrator expenses and incentive bonus accruals. Occupancy (increased $79,000, or 14.5%) and data processing and information systems expenses (increased $3,000 or 1.4%) increased due to expansion in the Wausau market. Amortization of intangibles increased $10,000, or 6.9%, when compared to the same period in 2002 due to the systematic amortization method used. Other operating expenses increased $25,000, or 2.2%, for the period ended June 30, 2003 when compared to the same period in 2002.

BALANCE SHEET

At June 30, 2003, total assets were $369.7 million, an increase of $20.9 million over June 30, 2002, while assets increased $1.7 million from December 31, 2002. Gross loans were $268.1 million at June 30, 2003, increasing $22.5 million over second quarter 2002 and increasing $12.4 million over year-end 2002. Investment securities were $75.0 million at June 30, 2003, decreasing $2.0 million from June 30, 2002 and $1.3 million from December 31, 2002. Deposits increased $33.7 million from June 30, 2002 and increased $9.0 million from December 31, 2002 to $283.5 million at June 30, 2003.

Table 5:  Period End Loan Composition
(dollars in thousands)

                                                   June 30,      % of        June 30,      % of      December 31,    % of
                                                     2003        total         2002        total         2002        total
Commercial real estate                             $95,029       35.5%       $85,034       34.6%       $85,605       33.5%
Real estate construction                             9,071        3.4%         6,216        2.5%         8,489        3.3%
Commercial and financial                            40,857       15.3%        38,787       15.8%        40,134       15.7%
Agricultural                                        34,395       12.8%        31,712       12.9%        33,575       13.1%
Lease financing                                          0        0.0%             6        0.0%             0        0.0%
     Commercial                                    179,352       67.0%       161,755       65.9%       167,803       65.5%
Residential real estate                             79,399       29.6%        73,843       30.1%        77,926       30.5%
Installment                                          9,303        3.4%        10,029        4.1%        10,001        4.0%

Total loans (including loans held for sale)       $268,054      100.0%      $245,627      100.0%      $255,730      100.0%

Growth in the Company's loan portfolio since December 31, 2002, was primarily due to an increase in commercial real estate loans from $85.6 million at December 31, 2002 to $95.0 million at June 30, 2003. Commercial real estate loans grew as a result of branch expansion into a new market during the first quarter 2003 and participation loans.

ALLOWANCE FOR LOAN LOSSES

The loan portfolio is the primary asset subject to credit risk. Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and periodic review of borrowers' outstanding loans and commitments.

The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses in the loan portfolio. Adequacy of the allowance for loan losses is based on management's quarterly review and grading of the loan portfolio, past loan loss experience, trends in past due and nonperforming loans, current economic conditions, and the fair value of underlying collateral. The Company also has an internal risk analysis staff that continuously reviews loan quality. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance.

Based on management's analysis of the loan portfolio a provision of $317,000 was recorded for the six months ended June 30, 2003, a decrease of $38,000, or 10.7%, compared to a year ago. Net loan charge offs were $228,000 for the second quarter of 2003, compared to $235,000 to the same period 2002. Net charge offs to average loans were 0.09% at June 30, 2003 compared to 0.10% at June 30, 2002.

Table 6:  Allowance for Loan Losses and Nonperforming Assets
(dollars in thousands)

                                                                           At and for the      At and for the
                                                                          Six months ended       Year ended
                                                                              June 30,          December 31,
                                                                        2003          2002          2002
Allowance for loan losses at beginning of year                         $2,702        $2,597        $2,597
Loan charged off                                                         (242)         (259)         (560)
Recoveries                                                                 14            24            40
Provision for loan losses                                                 317           355           625
Allowance for loan losses at end of period                             $2,791        $2,717        $2,702
Nonperforming assets
Nonaccrual loans                                                       $1,455          $312          $417
Impaired loans                                                           $845          $999        $1,667
Accruing loans past due 90 days or more                                    37            37            62
Restructured loans                                                         13           260            14
Total nonperforming loans                                               2,350         1,608         2,160
Other real estate owned                                                   324            90             0
Total nonperforming assets                                             $2,674        $1,698        $2,160
Ratios
Allowance for loan losses to total loans at end of period                1.04%         1.11%         1.06%
Net charge offs during the period to average loans outstanding           0.09%         0.10%         0.21%


In the opinion of management, the allowance for loan losses is adequate at June 30, 2003 to absorb loan losses inherent in the loan portfolio. While management uses available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions.

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

Nonperforming assets were $2.7 million at June 30, 2003 compared to $2.2 million at December 31, 2002. Other real estate owned was $324,000 at the quarter ended June 30, 2003 and consisted of agricultural and residential properties. Non-accrual loans were $1.5 million of total nonperforming loans at June 30, 2003. Impaired loans consisting of four commercial properties and one agricultural loan accounted for $845,000 of nonperforming loans at June 30, 2003 and $1.7 million at December 31, 2002. Since year-end the Company has received loan pay-offs, and taken additional loan charge-offs on the impaired loan balance. No new loans have been classified as impaired since year-end.

LIQUIDITY

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet requirements of depositors and borrowers, as well as the operating
needs of the Company.    Management views liquidity as the ability to raise
cash at a reasonable cost, or with a minimum of loss, and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. Deposit growth is the primary source of liquidity. Retail consumer deposits as a percentage of total funding sources were 81.7% at June 30, 2003 and 76.0% at June 30, 2002.

Table 8:  Period End Deposit Composition
(dollars in thousands)

                   June 30,      % of        June 30,      % of      December 31,    % of
                     2003        total         2002        total         2002        total
Demand             $38,624       13.6%       $35,424       14.2%       $38,108       13.9%
NOW                 30,115       10.6%        21,750        8.7%        29,106       10.6%
Money market        46,584       16.4%        44,719       17.9%        45,932       16.7%
Savings             22,370        7.9%        21,048        8.4%        20,990        7.6%
Brokered CDs           500        0.2%           500        0.2%           500        0.2%
Other time         145,270       51.3%       126,362       50.6%       139,856       51.0%

Total             $283,463      100.0%      $249,803      100.0%      $274,492      100.0%

Total deposits at June 30, 2003 increased $9.0 million, or 3.3%, to $283.5 million from December 31, 2002. The Company opened a new bank branch during the first quarter 2003 and has been experiencing deposit growth from this market. The Company will continue to generate additional core deposits through competitive pricing and expanding partnerships with customers in all markets by providing quality service.

Wholesale funding represents the balance of the Company's total funding sources. The primary wholesale funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses, and public entities, and brokered CDs. Total wholesale funding decreased $7.6 million to $60.9 million at June 30, 2003 compared to $68.5 million at December 31, 2002.

CAPITAL

Stockholders' equity at June 30, 2003 increased $715,000 to $32.9 million from $32.2 million at December 31, 2002. The change in equity between the two periods was primarily composed of the retention of earnings with offsetting decreases to equity from the payment of dividends. Stockholders' equity at June 30, 2003, included $1.4 million of accumulated other comprehensive income, related to unrealized gains on securities available-for-sale, net of the tax effect. At December 31, 2002 stockholders' equity included $1.3 million of accumulated other comprehensive income, related to unrealized gains on securities available-for-sale, net of the tax effect.

Cash dividends of $0.62 per common share were paid quarters ended June 30, 2003 and 2002.

The adequacy of the Company's capital is reviewed regularly to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of June 30, 2003 the Company's capital ratios were well in excess of regulatory minimums.

The following are the Company's risk based capital ratios for the previous five quarters:

Table 8:  Capital Ratios

                             Tier 1 Capital    Total Capital
June 30, 2003                     11.4%            12.5%
March 31, 2003                    11.9%            13.0%
December 31, 2002                 11.6%            12.7%
September 30, 2002                11.7%            12.8%
June 30, 2002                     11.6%            12.7%

Regulatory minimum requirements    4.0%             8.0%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK

There was no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of the Company's President and Chief Executive Officer and the Chief Accounting Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective in all material respects. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation, nor were there any significant deficiencies or material weaknesses identified which required any corrective action to be taken.

PART II - OTHER INFORMATION

ITEM 5.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

The annual meeting of shareholders of the Company was held on April 22, 2003. The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

    MATTER                                                                 SHARES

                                                                                                            Broker
                                           For                Against        Withheld       Abstain        Non-Vote
Election of Directors

1  Kathryn M. Hemer                     1,163.544               N/A            20,274          N/A              0

   Gene C. Knoll                        1,163.476               N/A            20,342          N/A              0

   Kurt D. Mertens                      1,163,624               N/A            20,194          N/A              0

   Approval of the appointment of
2  independent auditors for the
   year ending December 31,
   2003                                 1,155,273              2,100                           5,887            0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)   Exhibits.

Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number            Description

31.1     Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
         2002
31.2     Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
         2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K:

Form 8-K dated May 24, 2003. The Company filed a Form 8-K on May 24, 2003, reporting earning information for the quarter ended June 30, 2003, under Item 5 and additional disclosures under Items 9, Regulation FD Disclosure, and 12, Results of Operations and Financial Condition.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  AUGUST 13, 2003              GENE C. KNOLL
                                    Gene C. Knoll, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  AUGUST 13, 2003              RHONDA R. KELLEY
                                    Rhonda R. Kelley, Controller
                                    (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                      to
                                   FORM 10-Q
                                      of
                     MID-WISCONSIN FINANCIAL SERVICES, INC.
                  for the quarterly period ended June 30, 2003
                  Pursuant to Section 102(d) of Regulation S-T
                       (17 C.F.R. <section>232.102(d))



The following exhibits are filed as part this report:

31.1   Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002
31.2   Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002