Form 10-Q
period 2003-09-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2003-11-14
CIK 785024

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 2003
OR
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


As of November 5, 2003, there were 1,684,598 shares of $0.10 par value common stock outstanding.

                      MID-WISCONSIN FINANCIAL SERVICES, INC.

                                       INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE

   Item 1.   Financial Statements

             Consolidated Balance Sheets
             September 30, 2003 and December 31, 2002                     3

             Consolidated Statements of Income
             Three Months Ended September 30, 2003 and 2002
             And Nine Months Ended September 30, 2003 and 2002            4

             Consolidated Statements of Changes in
             Stockholders' Equity
             Nine Months Ended September 30, 2003                         5

             Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 2003 and 2002               5-6


             Notes to Consolidated Financial Statements                  7-9

    Item 2.  Management's Discussion and Analysis of
             Financial Conditions and Results of
             Operations                                                  9-19


    Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk                                           19


    Item 4.  Controls and Procedure                                      20

PART II. OTHER INFORMATION

    Item 6.  Exhibits and Reports of Form 8-K                            20

             Signatures                                                  21

             Exhibit Index                                               22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:


                               Mid-Wisconsin Financial Services, Inc.
                                          and Subsidiary
                                    Consolidated Balance Sheet
                                                              September 30, 2003  December 31, 2002
                                                                  (Unaudited)          (Audited)
   ASSETS
   Cash and due from banks                                        $11,011,462          $15,484,360
   Interest-bearing deposits in other financial institutions           16,157               19,408
   Federal funds sold                                               5,776,328           11,825,781
   Securities available for sale -At fair value                    76,254,257           76,321,696
   Federal Home Loan Bank stock (at cost)                           2,117,100            2,000,000
   Loans held for sale                                              1,155,365              791,420
   Loans receivable, net of allowance for loan losses of
     $2,770,462 in 2003 and $2,701,709 in 2002                    259,584,356          252,236,394
   Accrued interest receivable                                      1,638,346            1,716,413
   Premises and equipment                                           5,668,104            5,487,421
   Intangible assets                                                  641,129              873,887
   Goodwill                                                           295,316              295,316
   Other assets                                                     4,947,448              987,427
   TOTAL ASSETS                                                  $369,105,368         $368,039,523

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Noninterest-bearing deposits                                   $40,931,790          $38,108,392
   Interest-bearing deposits                                      243,858,516          236,383,561
     Total deposits                                               284,790,306          274,491,953

   Short-term borrowings                                           13,296,762           18,039,517
   Long-term borrowings                                            35,000,000           40,000,000
   Accrued interest payable                                         1,153,837            1,294,227
   Accrued expenses and other liabilities                           1,708,232            2,028,019
   Total liabilities                                              335,949,137          335,853,716

   Stockholders' equity:
     Common stock-Par value $.10 per share:
         Authorized - 6,000,000 shares
         Issued & outstanding - 1,684,598 shares in 2003
         and 1,684,475 shares in 2002                                 168,460              168,448
   Additional paid-in capital                                      10,950,546           10,941,600
   Retained earnings                                               21,093,795           19,812,670
   Accumulated other comprehensive income                             943,430            1,263,089
   Total stockholders' equity                                      33,156,231           32,185,807

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $369,105,368         $368,039,523

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

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                                                 Mid-Wisconsin Financial Services, Inc.
                                                            and Subsidiary
                                                   Consolidated Statements of Income
                                                                 Three months ended                    Nine Months Ended

                                                      September 30, 2003  September 30, 2002  September 30, 2003  September 30, 2002
                                                          (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)

Interest income:
  Interest and fees on loans                               $4,179,868          $4,271,357         $12,438,272         $12,777,518
  Interest and dividends on securities:
     Taxable                                                  455,243             757,131           1,708,856           2,446,148
     Tax-exempt                                               257,525             272,840             779,815             817,015
  Other interest and dividend income                           37,236              13,133             118,714              42,577
Total interest income                                       4,929,872           5,314,461          15,045,657          16,083,258

Interest expense:
  Deposits                                                  1,265,363           1,398,972           3,852,640           4,303,363
  Short-term borrowings                                        32,642             101,177             114,406             328,078
  Long-term borrowings                                        407,044             376,050           1,291,823           1,115,888
Total interest expense                                      1,705,049           1,876,199           5,258,869           5,747,329

Net interest income                                         3,224,823           3,438,262           9,786,788          10,335,929
Provision for loan losses                                      80,000             150,000             396,667             505,000

Net interest income after provision
  for loan losses                                           3,144,823           3,288,262           9,390,121           9,830,929

Noninterest income:
  Service fees                                                208,462             221,917             623,092             638,791
  Trust service fees                                          182,916             173,533             540,739             518,712
  Net realized gain on sale of securities available
   for sale                                                         0                   0                 -                17,349
  Investment product commissions                              161,556              86,529             336,817             260,892
  Other operating income                                      334,748             160,524             807,370             499,955
Total noninterest income                                      887,682             642,503           2,308,018           1,935,699

Noninterest expenses:
  Salaries and employee benefits                            1,402,074           1,447,463           4,199,326           4,096,491
  Occupancy                                                   310,071             274,022             933,437             818,198
  Data processing and information systems                     104,151             103,136             318,488             314,959
  Purchase core deposit amortization                           77,586              72,510             232,758             217,531
  Other operating                                             599,385             572,803           1,775,189           1,724,219
Total noninterest expenses                                  2,493,267           2,469,934           7,459,198           7,171,398

Income before income taxes                                  1,539,238           1,460,831           4,238,941           4,595,230
Provision for income taxes                                    438,451             405,212           1,172,168           1,300,681

Net income                                                 $1,100,787          $1,055,619          $3,066,773          $3,294,549

Basic and diluted earnings per share                            $0.65               $0.62               $1.82               $1.94

Cash dividends declared per share                               $0.22               $0.22               $1.06               $1.06

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

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:



                                        Mid-Wisconsin Financial Services, Inc.
                                                   and Subsidiary
                               Consolidated Statement of Changes in Stockholders' Equity
                                                    (Unaudited)


                                                                                       Accumulated
                                                        Additional                        Other
                                        Common Stock     Paid-In         Retained     Comprehensive
                                           Amount        Capital         Earnings     Income (Loss)     Totals
Balance, December 31, 2002                $168,448     $10,941,600     $19,812,670     $1,263,089     $32,185,807
Comprehensive Income:
   Net Income                                                            3,066,773                      3,066,773
   Other comprehensive income                                                            (319,659)       (319,659)
   Total comprehensive income                                                                           2,747,114

Proceeds from stock benefit plans               12           3,186                                          3,198
Stock-based compensation                                     5,760                                          5,760
Cash dividends paid, $1.06 per share                                    (1,785,648)                    (1,785,648)
Balance September 30, 2003                $168,460     $10,950,546     $21,093,795       $943,430     $33,156,231

  The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                Mid-Wisconsin Financial Services, Inc.
                                          and Subsidiary
                                Consolidated Statements of Cash Flows
                            Nine Months Ended September 30, 2003 and 2002
                                           (Unaudited)
                                                                      2003            2002
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                                    $3,066,773       $3,294,549
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for depreciation and net amortization               798,267          694,959
        Provision for loan losses                                     396,667          505,000
        Proceeds from sales of loans held for sale                 21,722,786        4,486,878
        Gain on sale of loans held for sale                          (335,068)         (65,738)
        Originations of loans held for sale                       (21,751,753)      (4,372,990)
        Gain on sale of investment securities                             -            (17,349)
        (Gain) loss on premises and equipment disposals                  (542)           7,170
       Loss on foreclosed real estate                                   2,000              -
        FHLB stock dividends                                         (117,100)         (60,100)
        Stock-based compensation                                        5,760              -
        Changes in operating assets and liabilities:
        Other assets                                               (2,966,599)          62,527
        Other liabilities                                            (460,177)         (29,608)
  Net cash provided by operating activities                           361,014        4,505,298

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                               Mid-Wisconsin Financial Services, Inc.
                                           and Subsidiary
                               Consolidated Statements of Cash Flows
                           Nine Months Ended September 30, 2003 and 2002
                                             (Unaudited)
                                                                            2003           2002
  Cash flows from investing activities:
     Net decrease in interest-bearing deposits
     in other financial institutions                                          3,251           8,579
     Net (increase) decrease in federal funds sold                        6,049,453        (978,442)
     Securities available for sale:
          Proceeds from sales                                                   -           497,920
          Proceeds from maturities                                       34,212,641      22,089,842
          Payment for purchases                                         (34,738,133)    (12,079,403)
     Payment for purchase of FHLB stock                                         -          (200,300)
     Net increase in loans                                               (8,763,269)    (18,002,562)
     Capital expenditures                                                  (662,868)       (392,138)
     Proceeds from sale of premises and equipment                             1,400           8,955
     Proceeds from sale of other real estate                                290,465           6,796
  Net cash used in investing activities                                  (3,607,060)     (9,040,753)

  Cash flows from financing activities:
     Net increase in deposits                                            10,298,353       8,429,557
     Net decrease in short-term borrowing                                (4,742,755)     (3,357,479)
     Proceeds from issuance of long-term borrowings                       4,000,000             -
     Principal payments on long-term borrowings                          (9,000,000)            -
     Proceeds from stock benefit plans                                        3,198        (384,743)
     Cash dividends paid                                                 (1,785,648)     (1,798,827)
   Net cash provided by (used in) financing activities                   (1,226,852)      2,888,508

Net decrease in cash and due from banks                                  (4,472,898)     (1,646,947)
Cash and due from banks at beginning                                     15,484,360      15,052,383
Cash and due from banks at end                                          $11,011,462     $13,405,436
  Supplemental cash flow information:
     Cash paid during the year for:
          Interest                                                       $5,266,794      $6,149,600
          Income taxes                                                   $1,193,066      $1,563,396
Noncash investing and financing activities:
          Loans transferred to other real estate                         $1,553,536          $8,124
          Loans charged off                                                $376,736        $326,071
          Loans made in connection with the sale of other real estate      $536,840         $18,235

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

Presented below are the calculations for basic and diluted earnings per share:

                                                    Three Months Ended September 30,            Nine Months Ended September 30,
                                                           2003         2002                         2003           2002
                                                                    (In thousands, except per share data)
Net income available to common stockholders               $1,101       $1,056                       $3,067         $3,295
Weighted average shares outstanding                        1,684        1,693                        1,684          1,695
Effect of dilutive stock options outstanding                   1            0                            1              0
Diluted weighted average shares outstanding                1,685        1,693                        1,685          1,695
Basic earnings per common share                            $0.65        $0.62                        $1.82          $1.94
Diluted earnings per common share                          $0.65        $0.62                        $1.82          $1.94

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


                                                          Three Months Ended September 30,           Nine Months Ended September 30,
                                                               2003             2002                      2003            2002
                                                                                  (In thousands, except per share data)
Net income, as reported                                       $1,101           $1,056                    $3,067           $3,295

Add: Stock-based employee
compensation expense included in
reported net income, net of related
tax effects                                                      -                -                           6              -

Deduct:  Total stock-based
employee compensation expense
determined under the fair value
based method for all awards, net
of related tax effects                                           -                -                          (6)              (5)

Pro forma net income                                          $1,101           $1,056                    $3,067           $3,290

Earnings per share - Basic and diluted:
As reported                                                    $0.65            $0.62                     $1.82            $1.94
Proforma                                                       $0.65            $0.62                     $1.82            $1.94

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. A company that holds variable interests in any entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation are effective for the first reporting period ending after December 15, 2003. The requirements of FIN 46 did not have a material impact on the results of operations, financial position, or liquidity.

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

NOTE 4 - LONG -TERM DEBT

Long-term debt at September 30 is as follows:

                                        September         December
                                           2003             2002
Federal Home Loan Bank advances:

2.02% to 6.28%, fixed rate,
maturing in 2003 through 2008          $35,000,000       40,000,000

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

The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which its operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of the Company's financial condition and results and require subjective or complex judgments and, therefore, management considers the following to be a critical accounting policy.

Management's evaluation process used to determine the adequacy of the allowance for loan losses is subject to the use of estimates, assumptions, and judgments and combines several factors: management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Company believes the allowance for loan losses is adequate and properly recorded in the financial statements. See additional discussion under section "Allowance for Loan Losses."

RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 2003 totaled $1.1 million or $0.65 for basic and diluted earnings per share. Comparatively, net income for the quarter ended September 30, 2002 was $1.0 million or $0.62 for basic and diluted earnings per share. Operating results for the third quarter 2003 generated an annualized return on average assets of 1.18% and an annualized return on average equity of 13.59%, compared to 1.22% and 13.54% for the comparable quarter in 2002. The net interest margin for the third quarter 2003 was 3.89% compared to 4.42% for the comparable quarter in 2002.

The following Table 1 presents quarterly summary results of operations.

Table 1: Summary Results of Operations
(dollars in thousands, except per share data)
                                               September 30,     June 30,     March 31,     December 31,     September 30,
                                                   2003             2003         2003           2002              2002
EARNINGS AND DIVIDENDS
Interest income                                   $4,930           $5,023       $5,092         $5,303            $5,314
Interest expense                                   1,705            1,756        1,798          1,835             1,876
Net interest income                                3,225            3,267        3,294          3,468             3,438

Provision for loan losses                             80              158          158            120               150
Net interest income after
     provision for loan losses                     3,145            3,109        3,136          3,348             3,288
Noninterest income                                   888              756          664            718               643
Noninterest expense                                2,494            2,489        2,476          2,394             2,470
Income before provision for income taxes           1,539            1,376        1,324          1,672             1,461
Provision for income taxes                           438              376          358            483               405
Net income                                        $1,101           $1,000         $966         $1,189            $1,056

Return on average assets                            1.18%            1.10%        1.06%          1.38%             1.22%
Return on average equity                           13.59%           12.26%       12.01%         15.45%            13.54%
Tangible equity to assets                           8.48%            8.72%        8.57%          8.61%             8.69%
Net interest margin                                 3.89%            4.00%        4.02%          4.33%             4.42%
AVERAGE BALANCE SHEET
Loans net of unearned income                    $267,923         $263,189     $253,853       $243,596          $246,546
Assets                                           371,830          363,264      363,448        344,815           345,697
Deposits                                         285,698          277,052      273,805        257,355           258,233
Stockholders' equity                              32,411           32,631       32,163         30,790            31,195
ENDING BALANCE SHEET
Loans net of unearned income                    $262,355         $267,118     $255,890       $254,938          $249,347
Assets                                           369,105          369,657      361,784        368,040           347,501
Deposits                                         284,790          283,463      273,803        274,492           266,831
Stockholders' equity                              33,156           32,901       32,696         32,186            31,522
FINANCIAL CONDITION ANALYSIS
Total risk-based capital                           12.85%           12.45%       12.97%         12.69%            12.84%
Net charge-offs to average loans                    0.04%            0.07%        0.02%          0.09%             0.12%
Nonperforming assets to loans                       0.69%            1.00%        0.89%          0.82%             1.52%
Efficiency ratio                                   58.37%           59.47%       59.69%         55.31%            58.30%
STOCKHOLDERS' DATA
Basic and diluted earnings per share               $0.65            $0.59        $0.57          $0.71             $0.62
Dividends per share                                $0.22            $0.62        $0.22          $0.22             $0.22
Book value per share                              $19.68           $19.53       $19.41         $19.11            $18.73
Dividend payout ratio                               33.7%           104.4%        38.4%          31.2%             35.4%
Average common shares outstanding                  1,685            1,685        1,685          1,683             1,693
STOCK PRICE INFORMATION
High                                              $28.65           $28.00       $28.00         $27.25            $28.33
Low                                                28.00            28.00        27.25          27.20             27.10
Market price at quarter end (1)                    28.65            28.00        28.00          27.25             27.20

(1) Market value at year-end represents the bid price.  The quotations reflect prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

NET INTEREST INCOME

Net interest income on a fully taxable equivalent basis decreased $210,000 from $3.6 million for the quarter ended September 30, 2002 to $3.4 million at September 30, 2003 due to the compression of the net interest margin. The net interest margin was 3.89% at September 30, 2003, down 53 basis points from 4.42% from the comparable quarter last year. The prolonged low interest rate environment has put more pressure on earning asset yields than on already low cost of funds. Earning assets continue to reprice at today's lower interest rates without a corresponding decrease in interest bearing liability rates.
The average yield on earning assets at September 30, 2003 decreased 87 basis points to 5.85% between comparable quarters while the rate paid on interest bearing liabilities only decreased 42 basis points to 2.30% at September 30, 2003.

For the quarter ended September 30, 2003, average earning assets increased $22.6 million, or 7.0%, when compared to the same quarter last year. Average loans increased $21.4 million, or 8.7% while investments increased $1.3 million, or 1.6%, compared to the quarter ended September 30, 2002. The Company has intentionally limited its investment in securities between comparable quarters as loans have typically yielded a higher rate of return in the current interest rate environment.

The average yield on earning assets was 5.85% at September 30, 2003 compared to 6.72% for the same period last year. Loan yields decreased 68 basis points to 6.28% while investments decreased 160 basis points to 4.40% between comparable quarters a year ago. Average interest bearing deposit costs decreased 45 basis points to 2.06% while short-term borrowings decreased 76 basis points to 1.03% and long-term debt decreased 69 basis points to 4.32% as compared to the same period a year ago.

Table 2:  Net Interest Income Analysis - Taxable Equivalent Basis
(dollars in thousands)

                                                  Three months ended September 30, 2003      Three months ended September 30, 2002
                                                   Average      Interest       Average        Average      Interest       Average
                                                   Balance   Income/Expense   Yield/Rate      Balance   Income/Expense   Yield/Rate
Assets

Loans (1) (2)                                     $267,923         $4,206        6.28%       $246,546        $4,287          6.96%
Investments and other                               80,187            883        4.40%         78,937         1,183          6.00%
  Total earning assets                            $348,110         $5,089        5.85%       $325,483        $5,470          6.72%
Other assets, net                                   23,720                                     20,214

  Total assets                                    $371,830                                   $345,697

Liabilities & Equity

Interest-bearing deposits                         $246,160         $1,265        2.06%       $223,332        $1,399          2.51%
Short-term borrowings                               12,647             33        1.03%         22,613           101          1.79%
Long-term debt                                      37,717            407        4.32%         30,000           376          5.01%

  Total interest-bearing liabilities              $296,524         $1,705        2.30%       $275,945        $1,876          2.72%

Demand deposits                                     39,538                                     34,901
Other liabilities                                    3,357                                      3,656
Stockholders' equity                                32,411                                     31,195

  Total liabilities and equity                    $371,830                                   $345,697

Interest rate spread (2)                                                         3.55%                                      4.00%

Net interest income and net interest
margin (2)                                                         $3,384        3.89%                       $3,594          4.42%

   (1) Non-accrual loans are included in the daily average loan balances outstanding.
   (2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

PROVISION FOR LOAN LOSSES

The adequacy of the allowance for loan losses is assessed based upon credit quality, existing economic conditions and loss exposure by loan category. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio, especially non-performing and other potential problem loans. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, those amounts are promptly charged off against the allowance.

The provision for loan losses was $80,000 for the quarter ended September 30, 2003, and $150,000 for the comparable quarter in 2002. Net-charge offs to average loans were 0.12% and 0.11% for the quarters ended September 30, 2003 and 2002. See additional discussion under section "Allowance for Loan Losses."

NONINTEREST INCOME

Table 3:  Noninterest Income
(dollars in thousands)
                                                      Three months ended                         Nine months ended
                                          September 30,   September 30,   Percent   September 30,   September 30,   Percent
                                              2003            2002        Change        2003            2002        Change
Service fees                                  $208            $222         -6.3%        $623            $639         -2.5%
Trust service fees                             183             174          5.2%         541             519          4.2%
Net realized gain on sale of
securities available for sale                  -               -                         -                17
Investment product commissions                 162              87          86.2%        337             261         29.1%
Other operating income                         335             160         109.4%        807             500         61.4%
Total noninterest income                      $888            $643          38.1%     $2,308          $1,936         19.2%

Noninterest income increased $245,000, or 38.1%, for the three months ended September 30, 2003 compared to the same period in 2002. Service fees decreased $14,000, or 6.3%, in the third quarter of 2003 compared to the same quarter in 2002, primarily from decreasing non-sufficient fund fees due to the bank closing problem demand deposit accounts and foregoing the related service fees.

Trust service fees increased $9,000, or 5.2%, in the third quarter of 2003 compared to the same quarter in 2002, primarily as a result of increasing market values on trust accounts for which fees are assessed. Investment product commissions for the third quarter of 2003 increased $75,000, or 86.2%, to $162,000 over 2002 results. The increase was due to commissions received on 401(K) plans and a one time commission on the bank owned life insurance (BOLI) purchase the bank made through the investment department.

Other operating income for the third quarter of 2003 increased $175,000, or 109.4%, to $335,000 over 2002 results. The Company sells long-term fixed rate mortgage loans to the secondary market. Gain on sale of such loans was $157,000 for the quarter ended September 30, 2003 compared to $18,000 at September 30, 2002. Income from BOLI was $38,000 for the quarter ended September 30, 2003. The Company purchased $3.0 million dollars of BOLI during the second quarter 2003.

For the quarter ended September 30, 2003 there was no realized gain from the sale of securities available for sale.

For the first nine months of 2003, noninterest income increased $372,000, or 19.2%, to $2.3 million from $1.9 million for the same period a year ago.

Service fees decreased $16,000, or 2.5%, for the first nine months of 2003 compared to the same time period in 2002, as a result of the decrease of NSF fees due to the bank closing problem demand deposit accounts and foregoing the related service fees.

Trust service fees increased $22,000, or 4.2%, to $541,000 for the first nine months of 2003 compared to $519,000 for the same period in 2002 as a result of increasing market values on trust accounts for which fees are assessed. Investment product commissions for the first nine months of 2003 increased $76,000, or 29.1%, to $337,000 over 2002 results. The increase was due to commissions received on 401(K) plans and a one time commission on the BOLI purchase the bank made through the investment department.

Other operating income increased $307,000, or 61.4%, to $807,000 for the first nine months of 2003. Gains on sales of loans in the secondary market increased $269,000 to $335,000 for the nine months ended September 30, 2003, when compared to the same period in 2002, primarily as a result of increased sales of mortgage loans. Sales of loans for the nine months ended September 30, 2003 increased to $21.7 million, compared to $4.5 million for the same period a year earlier. Income from BOLI was $57,000 for the nine months ended September 30, 2003. The Company purchased $3.0 million dollars of BOLI during the second quarter of 2003.

NONINTEREST EXPENSE

Table 4:  Noninterest Expense
(dollars in thousands)
                                                          Three months ended                         Nine months ended
                                             September 30,   September 30,   Percent   September 30,   September 30,   Percent
                                                 2003            2002        Change        2003            2002        Change
Salaries and employee benefits                  $1,402          $1,447        -3.1%       $4,199          $4,096         2.5%
Occupancy                                          310             274        13.1%          933             818        14.1%
Data processing and information systems            104             103         1.0%          318             315         1.0%
Amortization of intangibles                         78              73         6.8%          233             218         6.9%
Other operating expenses                           600             573         4.7%        1,776           1,724         3.0%
Total noninterest expenses                      $2,494          $2,470         1.0%       $7,459          $7,171         4.0%


Noninterest expense increased $24,000, or 1.0%, for the three months ended September 30, 2003 compared to the same period in 2002. Salaries and employee benefits decreased $45,000, or 3.1%, for the period as a result of an incentive bonus accrual that was booked during the third quarter 2002 despite additional branch staff added in 2003. The increase in occupancy expenses, and data processing and information systems were influenced by the opening of an additional bank branch during the first quarter 2003 and increased customer volume. Amortization of intangibles increased due to the systematic amortization method used. Other operating expenses increased during the third quarter 2003 due to additional advertising campaigns in the new market area and costs related to the holding of other real estate owned properties and related legal fees.

Noninterest expense increased $288,000, or 4.0%, for the nine months ended September 30, 2003 compared to the same period in 2002. Salaries and employee benefits increased $103,000, or 2.5%, for the period as a result of additional staffing to operate the new branch and regular salary and related benefit increases. Full time equivalent staff increased to 130 persons from 126 a year earlier. Occupancy increased $115,000, or 14.1%, due to addition of a new bank branch. Amortization of intangibles increased $15,000, or 6.9%, when compared to the same period in 2002 due to the systematic amortization method used.

BALANCE SHEET

At September 30, 2003, total assets were $369.1 million, an increase of $21.6 million over September 30, 2002, while assets increased $1.1 million from December 31, 2002. Gross loans were $263.5 million at September 30, 2003, increasing $13.7 million over third quarter 2002 and increasing $7.8 million over year-end 2002. Investment securities were $76.3 million at September 30, 2003 and December 31, 2002, increasing $1.9 million from September 30, 2002. Deposits increased $18.0 million from September 30, 2002 and increased $10.3 million from December 31, 2002 to $284.5 million at September 30, 2003.

Table 5:  Period End Loan Composition
(dollars in thousands)
                                                 September 30,     % of     September 30,     % of     December 31,     % of
                                                     2003          total        2002          total       2002          total
Commercial real estate                             $94,500          35.9%     $83,119          33.3%    $85,605          33.5%
Real estate construction                             9,860           3.7%       7,364           3.0%      8,489           3.3%
Commercial and financial                            35,208          13.3%      39,127          15.7%     40,134          15.7%
Agricultural                                        35,304          13.4%      32,977          13.2%     33,575          13.1%
Lease financing                                          0           0.0%           6           0.0%          0           0.0%
     Commercial                                    174,872          66.3%     162,593          65.2%    167,803          65.5%
Residential real estate                             79,266          30.1%      76,886          30.8%     77,926          30.5%
Installment                                          9,372           3.6%      10,272           4.0%     10,001           4.0%

Total loans (including loans held for sale)       $263,510         100.0%    $249,751         100.0%   $255,730         100.0%

Growth in the Company's loan portfolio since December 31, 2002, was primarily due to an increase in commercial real estate loans from $85.6 million at December 31, 2002 to $94.5 million at September 30, 2003. Commercial real estate loans grew as a result of branch expansion into a new market during the first quarter 2003.

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

Based on management's analysis of the loan portfolio a provision for loan loss of $397,000 was recorded for the nine months ended September 30, 2003, a decrease of $108,000, or 21.5%, compared to a year ago. Net loan charge offs were $328,000 for the nine months ended September 30, 2003, compared to $297,000 to the same period 2002. Net charge offs to average loans were 0.12% at September 30, 2003 compared to 0.11% at September 30, 2002.


Table 6:  Allowance for Loan Losses and Nonperforming Assets
(dollars in thousands)
                                                                              At and for the       At and for the
                                                                            Nine months ended       Year ended
                                                                               September 30,        December 31,
                                                                            2003          2002          2002

Allowance for loan losses at beginning of year                             $2,702        $2,597        $2,597
Loan charged off                                                             (377)         (326)         (560)
Recoveries                                                                     49            29            40
Provision for loan losses                                                     396           505           625
Allowance for loan losses at end of period                                 $2,770        $2,805        $2,702
Nonperforming assets
Nonaccrual loans                                                             $502        $2,441          $417
Impaired loans                                                               $240        $1,180        $1,667
Accruing loans past due 90 days or more                                        41            69            62
Restructured loans                                                            321            15            14
Total nonperforming loans                                                   1,104         3,705         2,160
Other real estate owned                                                       724            91             0
Total nonperforming assets                                                 $1,828        $3,796        $2,160
Ratios
Allowance for loan losses to total loans at end of period                    1.05%         1.12%         1.06%
Net charge offs during the period to average loans outstanding               0.12%         0.11%         0.20%

In the opinion of management, the allowance for loan losses at September 30, 2003 is sufficient to absorb loan losses inherent in the loan portfolio although future adjustments to the allowance may be necessary based on changes in the performance of the loan portfolio or economic conditions.

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

Nonperforming assets were $1.8 million at September 30, 2003 compared to $2.2 million at December 31, 2002. Other real estate owned was $724,000 at the quarter ended September 30, 2003 and consisted of agricultural, residential and commercial properties. Non-accrual loans were $502,000 of total nonperforming loans at September 30, 2003. Impaired loans consisting of one commercial property and one agricultural loan accounted for $240,000 of nonperforming loans at September 30, 2003 and $1.7 million at December 31, 2002. Since year-end the Company has received loan pay-offs, taken additional loan charge-offs on the impaired loan balance and moved property into other real estate owned.

LIQUIDITY

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet requirements of depositors and borrowers, as well as the operating needs of the Company. Management views liquidity as the ability to raise cash at a reasonable cost, or with a minimum of loss, and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. Deposit growth is the primary source of liquidity. Retail consumer deposits as a percentage of total funding sources were 82.3% at September 30, 2003 and 80.5% at September 30, 2002.


Table 8:  Period End Deposit Composition
(dollars in thousands)
                               September 30,   % of   September 30,   % of   December 31,   % of
                                   2003        total      2002        total      2002        total
Demand                           $40,932        14.4%   $36,629        13.7%   $38,108         13.9%
NOW                               25,893         9.1%    26,961        10.1%    29,106         10.6%
Money market                      49,944        17.5%    44,993        16.9%    45,932         16.7%
Savings                           22,365         7.8%    20,138         7.5%    20,990          7.6%
Brokered CDs                      10,500         3.7%    10,500         3.9%    10,500          3.8%
Other time                       135,156        47.5%   127,610        47.8%   129,856         47.3%

Total                           $284,790       100.0%  $266,831       100.0%  $274,492        100.0%

Total deposits at September 30, 2003 increased $10.3 million, or 3.8%, to $284.8 million from December 31, 2002. The Company opened a new bank branch during the first quarter 2003 and has been experiencing deposit growth from this market. The Company will continue to generate additional core deposits through competitive pricing and expanding partnerships with customers in all markets by providing quality service.

Wholesale funding represents the balance of the Company's total funding sources. The primary wholesale funding sources utilized are Federal Home Loan Bank advances, federal funds purchased, repurchase agreements from a base of individuals, businesses, and public entities, and brokered CDs. Total wholesale funding decreased $9.7 million to $58.8 million at September 30, 2003 compared to $68.5 million at December 31, 2002.

CAPITAL

Stockholders' equity at September 30, 2003 increased $970,000 to $33.2 million from $32.2 million at December 31, 2002. The change in equity between the two periods was primarily composed of the retention of earnings with offsetting decreases to equity from the payment of dividends. Stockholders' equity at September 30, 2003, included $943,000 of accumulated other comprehensive income, related to unrealized gains on securities available-for-sale, net of the tax effect. At December 31, 2002 stockholders' equity included $1.3 million of accumulated other comprehensive income, related to unrealized gains on securities available-for-sale, net of the tax effect.

Cash dividends of $0.22 per common share were paid for the quarters ended September 30, 2003 and 2002.

The adequacy of the Company's capital is reviewed regularly to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of September 30, 2003 the Company's capital ratios were well in excess of regulatory minimums.

The following are the Company's risk based capital ratios for the previous five quarters:


Table 8:  Capital Ratios
                                  Tier 1 Capital      Total Capital
September 30, 2003                     11.8%              12.9%
June 30, 2003                          11.4%              12.5%
March 31, 2003                         11.9%              13.0%
December 31, 2002                      11.6%              12.7%
September 30, 2002                     11.7%              12.8%

Regulatory minimum requirements         4.0%               8.0%


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

(b)   Reports on Form 8-K:

Form 8-K dated October 27, 2003. The Company filed a Form 8-K on October 27, 2003, reporting earning information for the quarter ended September 30, 2003,
under  Item  5  and  additional  disclosures  under  Items   9,  Regulation  FD
Disclosure, and 12, Results of Operations and Financial Condition.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  NOVEMBER 14, 2003      GENE C. KNOLL
                              Gene C. Knoll, President
                              and Chief Executive Officer
                              (Principal Executive Officer)


Date:  NOVEMBER 14, 2003      RHONDA R. KELLEY
                              Rhonda R. Kelley, Controller
                              (Principal Accounting Officer)

                                   EXHIBIT INDEX
                                        to
                                     FORM 10-Q
                                        of
                       MID-WISCONSIN FINANCIAL SERVICES, INC.
                  for the quarterly period ended September 30, 2003
                    Pursuant to Section 102(d) of Regulation S-T
                           (17 C.F.R. <section>232.102(d))



The following exhibits are filed as part this report:

31.1   Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act  of
       2002
31.2   Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002