Form 10-K
period 2003-12-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2004-03-24
CIK 785024

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   __________
 (Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

 For the fiscal year ended December 31, 2003

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

   For the transition period from..............to................

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

As of March 1, 2004, 1,685,646 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2003, was approximately $44,077,628. For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates.


                        DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated March 24, 2004 (to the extent specified herein): Part III

                                    FORM 10-K

                      MID-WISCONSIN FINANCIAL SERVICES, INC.

                                 TABLE OF CONTENTS


PART I

        ITEM
        1. Business......................................................3
        2. Properties....................................................7
        3. Legal proceedings.............................................7
        4. Submission of matters to a vote of security holders.......... 8


PART II
        5. Market for registrant's common equity and related
           stockholder matters...........................................9
        6. Selected financial data..................................... 11
        7. Management's discussion and analysis of financial
           condition and results of operations......................... 12
       7A. Quantitative and qualitative disclosures about market risk...34
        8. Financial statements and supplementary data................. 35
        9. Changes in and disagreements with accountants on
           accounting and financial disclosure..........................77
       9A. Controls and procedures......................................77

PART III

       10. Directors and executive officers of the registrant...........77
       11. Executive compensation...................................... 78
       12. Security ownership of certain beneficial owners and
           management and related stockholders matters..................79
       13. Certain relationships and related transactions...............79
       14. Principal accountant fees and services.......................80

PART IV
       15. Exhibits, financial statement schedules, and reports on
           Form 8-K.....................................................80

                                     PART I

ITEM 1.  BUSINESS

General

Mid-Wisconsin Financial Services, Inc. (the "Company") is a registered financial holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's subsidiary operates under the name Mid-Wisconsin Bank (the "Bank") and has its principal office in Medford, Wisconsin. Except as may otherwise be noted, this annual report on Form 10-K describes the business of the Company and the Bank as in effect on December 31, 2003.

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

Business of the Bank

The day-to-day management of the Bank rests with its officers and board of directors. The Bank is engaged in general commercial and retail banking services, including trust services. The Bank serves individuals, businesses and governmental units and offers most forms of commercial and consumer lending, including lines of credit, term loans, real estate financing, mortgage lending and agricultural lending. In addition, the Bank provides a full range of personal banking services, including checking accounts, savings and time accounts, installment and other personal loans, as well as mortgage loans. New services are frequently added to the Bank's retail banking departments.

The Trust and Investment Center offers a wide variety of fiduciary, investment management and advisory services to individuals, corporations, charitable trusts, and foundations. The Bank administers pension, profit sharing and other employee benefit plans, and personal trusts and estates. The Bank also provides discount and full-service brokerage services, including the sale of fixed and variable annuities, mutual funds and securities.

The Bank

The Bank was incorporated on September 1, 1890, as a state bank under the laws of Wisconsin. The Bank's principal office is located at 132 West State Street, Medford, Wisconsin, 54451. The Bank's principal office and ten branches provide service to northern and central Wisconsin markets in Taylor, Clark, Eau Claire, Lincoln, Marathon, Price and Oneida counties.

The Bank's principal branch offices are located in Medford, Colby, Neillsville, Phillips, Rhinelander, and Weston, Wisconsin. These branches provide commercial and consumer banking services for customers located in the surrounding market areas.

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

Employees

All officers of the Company except the Chairman and the Vice President are full-time employees of the Bank. As of March 1, 2004, the Company and its subsidiaries had 130 full-time equivalent employees.

Executive Officers

The executive officers of the Company as of March 1, 2004, their ages, offices and principal occupation during the last five years are set forth below.

      Name              Offices and Positions Held              Date of Election

James F. Melvin         Chairman of the Board of the Company    May 2000
Age: 54
                        From August 1996 to May 2000 Vice
                        Chairman of the Board of the Company

                        From May 1998 to May 2000 Chairman
                        of the Board of the Bank

                        President of the Melvin Companies

      Name              Offices and Positions Held              Date of Election

Norman A. Hatlestad     Vice President of the Company           May 2002
Age: 62
                        President of Medford Auto Supply, Inc.

Gene C. Knoll           President of the Company                October 1996
Age: 50
                        President, Chief Executive Officer
                        of the Bank

William A. Weiland      Secretary and Treasurer of the          May 1998
Age: 49                 Company

                        Executive Vice President of the Bank

Rhonda R. Kelley        Controller of the Company               September 1998
Age: 30
                        Controller of the Bank

All executive officers are elected annually by the board of directors at its annual meeting and hold office until the next annual meeting of the board of directors, or until their respective successors are elected and qualified.

Regulation and Supervision

The Company and the Bank are subject to regulation under both federal and state law. The Company is a registered financial holding company and is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the BHCA. The Bank is subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC") and, as a Wisconsin chartered bank, by the Wisconsin Department of Financial Institutions.

The Federal Reserve Board expects a financial holding company to be a source of strength for its subsidiary banks. As such, the Company may be required to take certain actions or commit certain resources to the Bank when it might otherwise choose not to do so. Under federal and state banking laws, the Company and the Bank are also subject to regulations which govern the Company's and the Bank's capital and reserve requirements, loans and loan policies (including the extension of credit to affiliates), deposits, dividend limitations, establishment of branch offices, mergers and other acquisitions, investments in or the conduct of other lines of business, management personnel, interlocking directors and other aspects of the operation of the Company and the Bank.

Bank regulators having jurisdiction over the Company and the Bank generally have the authority to impose civil fines or penalties and to impose regulatory sanctions for noncompliance with applicable banking regulations and policies. In particular, the FDIC has broad authority to take corrective action if the Bank fails to maintain required capital levels. Information concerning the Company's compliance with applicable capital requirements is set forth in Note 15 of the Notes to Consolidated Financial Statements.

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

Monetary Policy

The earnings and growth of the Bank, and therefore the Company, are affected by the monetary and fiscal policies of the federal government and governmental agencies. The Federal Reserve Board has a direct and indirect influence on the costs of funds used by the Bank for lending and its actions have a substantial effect on interest rates, the general availability of credit and the economy as a whole. These policies therefore affect the growth of Bank loans and deposits and the rates charged for loans and paid for deposits. Governmental and Federal Reserve Board policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. Management of the Company is not able to anticipate the future impact of such policies and practices on the growth of the profitability of the Company.

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

Forward-looking statements of the Company are based on information available to the Company as of the date of such statements, and reflect the Company's expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially. In addition to specific factors which may be described in connection with any of the Company's forward-looking statements, factors which could cause actual results to differ materially from those discussed in the forward looking statements include, but are not limited to the following: (i) the condition of the U.S. economy in general and the condition of the local economies in which operations are conducted; (ii) the effects of increased competition in the banking and financial services industry; (iii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board which reduce interest margins; (iv) the effects of inflation, interest rate, market, and monetary fluctuations; (v) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (vi) changes in consumer spending, borrowing and saving habits; (vii) technological changes, including increases in on-line banking or delivery of financial services; (viii) the effect of acquisitions or the inability to consummate acquisitions to expand the Company's service area;
(ix) the ability to increase market share and control expenses; (x) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply or which result in increased competition (xi) the effect of changes in accounting policies and practices required by bank or securities regulatory agencies or to comply with generally accepted accounting principles; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) the success of the Company at managing the risks involved in the foregoing.

ITEM 2.  PROPERTIES

The Company's operations are carried out at the Bank's administrative office facility at 132 West State Street, Medford, Wisconsin. The Company does not maintain any separate offices.

In addition to its administrative office, the Bank operates ten branch facilities. The Bank owns nine of the buildings. All nine branches are free-standing buildings that provide adequate customer parking and, with one exception, all have drive-in facilities. The Weston branch occupies leased
space which is designed for commercial banking operations.   The Company
considers its properties to be adequate for its needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings before any court, administrative agency or other tribunal. Further, the Company is not aware of any litigation which is threatened against it in any court, administrative agency or other tribunal.

The Bank engages in legal actions and proceedings, both as plaintiffs and defendants, from time to time in the ordinary course of its business. In some instances, such actions and proceedings involve substantial claims for compensatory or punitive damages or involve claims for an unspecified amount of damages. There are, however, presently no proceedings pending or contemplated which, in the opinion of the Company's management, would have a material adverse effect on the operations, liquidity or consolidated financial condition of the Bank or the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2003.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


Market Information

There is no active established public trading market in the Company's common stock, although two regional broker-dealers act as market makers for the stock. Bid and ask quotations are published periodically in the MILWAUKEE JOURNAL SENTINEL and prices are quoted on the OTC Bulletin Board under the symbol "MWFS.OB". Transactions in the Company's common stock are limited and sporadic.

Holders

As of March 1, 2004, there were approximately 765 holders of record of the Company's $.10 per share par value common stock. Some of the Company's shares are held in "street" name and the number of beneficial owners of such shares is not known nor included in the foregoing number.

DIVIDEND POLICY

Dividends on the Company's common stock have historically been paid in cash on a quarterly basis in March, June, September, and December, and the Company expects to continue this practice for the immediate future. The Company's Bylaws provide that, subject to the provisions of applicable law, the Board of Directors may declare dividends from unreserved and unrestricted earned surplus, at such times and in such amounts as the board shall deem advisable.

The Company's ability to pay dividends depends upon the receipt of dividends from the Bank. Bank dividends are subject to limitation under banking laws and regulations. As of December 31, 2003, the Bank could have paid $11.5 million of additional dividends to the Company without prior regulatory approval. The declaration of dividends by the Company is discretionary and will depend upon operating results and financial condition, regulatory limitations, tax considerations and other factors.

Market Prices and Dividends


The following table summarizes high and low bid prices and cash dividends paid for the periods indicated. Bid prices represent the bid prices reported on the
OTC Bulletin Board.   The prices do not reflect retail mark-up, mark-down or
commissions, and may not necessarily represent actual transactions. There is no active established trading market.


                   2003 Prices                         2002 Prices
Quarter      High      Low    Dividends (1)       High      Low    Dividends (1)
1st         $28.00   $27.25      $0.22           $26.30   $26.00      $0.22
2nd          28.00    28.00       0.62            27.60    26.30       0.62
3rd          28.65    28.00       0.22            28.33    27.20       0.22
4th          29.00    28.50       0.22            27.25    27.20       0.22

(1) The $.62 per share dividend declared in the second quarter of 2003 and 2002 includes a special dividend of $.40 per share.


Sales of Unregistered Securities

During the three-fiscal year period ended December 31, 2003, the Company sold common stock in connection with the various stock option plans as detailed in
Note 14 of the Notes to Consolidated Financial Statements. Shares under the 1991 Employee Stock Option Plan were not registered under the Securities Act of 1933, but were offered in reliance on the exemptions afforded under sections 4(2) and 3(a) (11) thereof as all optionees were officers of the Bank and all are residents of the State of Wisconsin. All proceeds from the sale of such shares were used for general corporate purposes. Sales of unregistered shares during each fiscal year were as follows:


                                     Aggregate
                      Aggregate      Consideration
      Year Ended     Shares Sold     Received
         2003            674           $ 17,524
         2002          1,393           $ 37,378
         2001            604           $ 14,496

ITEM 6.  SELECTED FINANCIAL DATA

Table 1:  Earnings Summary and Selected Financial Data
(In thousands, except per share data)



                                               2003       2002       2001       2000      1999
FOR THE YEAR:
Interest income                              $19,962    $21,385    $23,712    $24,216    $21,239
Interest expense                               6,864      7,582     11,317     12,911      9,844
Net interest income                           13,098     13,803     12,395     11,305     11,395
Provision for loan losses                        457        625        370        400        180
Net interest income after
     provision for loan losses                12,641     13,178     12,025     10,905     11,215
Noninterest income                             2,981      2,676      2,425      2,303      2,107
Noninterest expense                           10,020      9,588      9,118      8,658      8,542
Income before provision for income taxes       5,602      6,266      5,332      4,550      4,780
Provision for income taxes                     1,544      1,783      1,483      1,201      1,432
Net income                                    $4,058     $4,483     $3,849     $3,349     $3,348

Return on average assets                        1.10%      1.30%      1.18%      1.07%      1.16%
Return on average equity                       12.44%     14.56%     13.36%     11.74%     11.79%
Equity to assets                                9.00%      8.75%      8.68%      9.45%      9.26%
Net interest margin                             3.97%      4.43%      4.24%      4.02%      4.47%
AVERAGE BALANCE SHEET:
Loans net of unearned income                $263,764   $243,597   $228,170   $225,308   $200,497
Assets                                       367,412    344,815    325,261    314,318    288,287
Deposits                                     280,215    257,356    250,131    235,656    222,755
Stockholders' equity                          32,618     30,790     28,806     28,520     28,396
ENDING BALANCE SHEET:
Loans net of unearned income                $269,105   $254,939   $231,649   $226,942   $217,546
Assets                                       375,225    368,040    340,490    321,102    307,684
Deposits                                     287,649    274,492    258,401    244,691    230,170
Stockholders' equity                          33,764     32,186     29,553     30,345     28,499
FINANCIAL CONDITION ANALYSIS:
Total risk-based capital                       12.83%     12.69%     12.11%     13.17%     12.93%
Net loan charge-offs to average loans           0.16%      0.21%      0.16%      0.04%      0.03%
Nonperforming loans to gross loans              0.22%      0.85%      1.03%      1.11%      0.85%
Efficiency ratio                               59.96%     56.05%     59.44%     61.34%     61.12%
Fee revenue to average assets                   0.42%      0.43%      0.47%      0.46%      0.46%
STOCKHOLDERS' DATA:
Basic and diluted earnings per share           $2.41      $2.65      $2.25      $1.85      $1.83
Book value per share                          $20.03     $19.11     $17.42     $16.75     $15.62
Dividends per share                            $1.28      $1.28      $1.22      $1.20      $1.17
Dividend payout ratio                           53.1%      48.3%      54.2%      64.9%      63.9%
Average common shares outstanding              1,685      1,692      1,707      1,814      1,826
Shareholders of record at year end               773        838        818        803        816
STOCK PRICE INFORMATION
High                                          $29.00     $28.33     $26.00     $27.50     $27.50
Low                                            27.25      26.00      20.12      21.50      25.50
Market Price at year end (1)                   28.50      27.25      26.00      22.00      27.50

(1) Market value at year-end represents the bid price.  The quotations reflect prices, without retail mark-up, markdown, or commissions, and may not necessarily represent actual transactions.

Table 2:  Selected Quarterly Financial Data
(In thousands, except per share data)


                                                             2003 Quarter Ended
                                               December 31,  September 30,  June 30,  March 31,
Interest income                                  $4,917         $4,930       $5,023    $5,092
Interest expense                                  1,605          1,705        1,756     1,798
Provision for loan losses                            61             80          158       158
Income before provision for income taxes          1,363          1,539        1,376     1,324
Net income                                          991          1,101        1,000       966

Basic and diluted earnings per share              $0.59          $0.65        $0.59     $0.57
Average common shares outstanding                 1,685          1,685        1,685     1,685


                                                             2002 Quarter Ended
                                               December 31,  September 30,  June 30,  March 31,
Interest income                                  $5,303         $5,314       $5,380    $5,388
Interest expense                                  1,835          1,876        1,896     1,975
Provision for loan losses                           120            150          175       180
Income before provision for income taxes          1,672          1,461        1,594     1,539
Net income                                        1,189          1,056        1,138     1,100

Basic and diluted earnings per share              $0.71          $0.62        $0.67     $0.65
Average common shares outstanding                 1,683          1,693        1,697     1,696


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis reviews significant factors with respect to the Company's financial condition and results of operations at and for the three-year period ended December 31, 2003. This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report.

Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially from those in such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results see Item 1, "Cautionary Statement Regarding Forward Looking Information," in this Annual Report on Form 10-K for the year ended December 31, 2003.

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

Results of Operations

2003 compared to 2002

Net income in 2003 was $4.1 million, a decrease of $425,000 or 8.9% from the $4.5 million earned in 2002. Basic and diluted earnings per share for 2003 were $2.41 compared to $2.65 in 2002, a decrease of 9.1%. Return on average common stockholders' equity and return on average assets were 12.44% and 1.10% for 2003 compared to 14.56% and 1.30% for 2002. Cash dividends paid in 2003 and 2002 were $1.28 per share. Key factors affecting current year results were:

<circle> Tax equivalent net interest income decreased $700,000 or 4.9% from
   $14.4 million in 2002 to $13.7 million in 2003. Tax equivalent interest income was $20.6 million for 2003, $1.4 million or 6.4% lower than 2002. Interest expense decreased $700,000 or 9.2% to $6.9 million for 2003. Increases in volume and changes in product mix added $630,000 to taxable equivalent net interest income, whereas changes in the 2003 rate environment resulted in a $1.3 million decrease.

<circle> The allowance for loan losses was $2.7 million for 2003 and 2002.  Net loan charge-offs decreased $94,000 from $520,000 in 2002 to $426,000 in 2003. Net charge-offs were .16% of average loans in 2003 compared to .21% in 2002. The ratio of allowance for loan losses to loans decreased to 1.02% from 1.06% at 2002.

<circle> Noninterest income during 2003 increased $300,000 or 11.1% when compared to 2002. The primary factors increasing noninterest income were an increase in trust fees, gain on sale of loans, and bank owned life insurance income offset by a decrease in deposit service fees and investment product commissions.

<circle> Noninterest expense increased $400,000 during 2003 or 4.2% over 2002 levels. Factors contributing to the increase were increased personnel expenses, occupancy expense, purchased core deposit amortization and other operating expenses.

2002 compared to 2001

The Company's net income for 2002 was $4.5 million, an increase of $634,000 or 16.5% over the $3.8 million earned in 2001. Basic and diluted earnings per share for 2002 were $2.65, a 17.8% increase over 2001 basic and diluted earnings per share of $2.25. Return on average common stockholders' equity and return on average assets were 14.56% and 1.30% for 2002 compared to 13.36% and 1.18% for 2001. Cash dividends paid in 2002 increased by 4.9% to $1.28 per share over the $1.22 per share paid in 2001. Key factors behind these results were:

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

<circle> The allowance for loan losses increased to $2.7 million in 2002 from
   $2.6 million in 2001. Net loan charge-offs were $520,000, an increase of $154,000 from 2001, primarily due to two large commercial credits. Net charge-offs were .21% of average loans compared to .16% in 2001. The ratio of allowance for loan losses to loans was 1.06% and 1.12% at December 31, 2002 and 2001.

<circle> Noninterest income during 2002 increased $251,000 or 10.4% when compared to 2001. The primary factors increasing noninterest income were an increase in investment product commissions and other operating income offset by a decrease in deposit service fees and trust service fees.

<circle> Noninterest expense increased $470,000 during 2002 or 5.2% over 2001 levels. Factors contributing to the increase were increased personnel expenses and other operating expenses offset by a decrease in occupancy expense, data processing expense and goodwill amortization.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest rate risk exposure. The measurement of the market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments that reflect changes in market prices and rates can be found in Notes 18 and 19 of the Notes to Consolidated Financial Statements.

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

Commitments and Contingencies

The Company, like many Wisconsin financial institutions, has a subsidiary located in Nevada that holds and manages investment assets which have not been subject to Wisconsin income tax. The Company is currently under audit by the Wisconsin Department of Revenue for the use of this out-of-state subsidiary. An unfavorable outcome of this audit would result in a negative impact on the Company's 2004 earnings.

In addition, the Internal Revenue Service is currently conducting an audit of the Company's open tax returns. At this time, the Company does not expect any additional tax liability as a result of this audit.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income on a tax equivalent basis is the Company's principal source of revenue accounting for 82.2% of total tax equivalent income in 2003, as compared to 84.4% in 2002 and 84.2% in 2001. Net interest income represents the difference between interest earned on loans, securities and other interest earning assets, and the interest expense associated with the deposits and borrowings that fund them. Interest rate fluctuations together with changes in volume and types of earning assets and interest bearing liabilities combine to affect total net interest income. Additionally, net interest income is impacted by the sensitivity of the balance sheet to changes in interest rates, contractual maturities, and repricing frequencies.

2003 compared to 2002

Fully taxable equivalent net interest income was $13.7 million for 2003, a decrease of 4.9% from $14.4 million in 2002. The Company experienced a shrinking interest margin during 2003 as long-term assets repriced at significantly lower interest rates while interest bearing liabilities repriced at or near the interest rate floors established by the Bank's Asset Liability Committee.

In early 2001 and through mid-year 2002, the Company benefited from the falling interest rate environment as its liability sensitive balance sheet repriced faster at lower rates than long-term loans and securities resulting in increased net interest income. In 2003 the opposite was true as assets repriced in the lower interest rate environment which negatively impacted net interest income. Interest bearing liabilities reached their interest rate floors during 2003. During 2003 Company's management took a proactive asset liability stance to match the repricing characteristics of assets and liabilities by originating the majority of new or renewed loans at variable rates. Management's intent was to use this as a hedge to protect the Company's balance sheet in a rising rate environment. In 2003 this strategy reduced net interest income further when the prime lending rate decreased twenty-five basis points mid-year and a large portion of the loan portfolio repriced immediately. Management expects the 2004 net interest margin to remain at current levels but widen as interest rates begin to rise.

As indicated in Tables 3 and 4, increases in volume and changes in the mix of both earning assets and interest bearing liabilities added $630,000 to fully taxable equivalent net interest income, while the changes in the interest rates resulted in a $1.3 million decrease, for a net decrease of $700,000. The net interest margin and interest rate spread decreased to 3.97% and 3.62% compared to 4.43% and 4.02% in 2002.

For 2003, the yield on earning assets decreased 80 basis points, decreasing interest income by $1.4 million while the cost of interest bearing liabilities decreased 40 basis points, decreasing interest expense by $718,000 for a net decrease of $700,000 in tax equivalent net interest income. The interest rate environment and repricing characteristics of the Company's balance sheet all contributed to the shrinking interest margin.

Average earning assets were $345.8 million in 2003, an increase of 6.3% from 2002. Average interest bearing liabilities increased 6.3% to $293.8 million in 2003.

2002 compared to 2001

Net interest income was $13.8 million for 2002 compared to $12.4 million for 2001. Tax equivalent net interest income was $14.4 million for 2002, an increase of $1.5 million or 11.7% from 2001. The increase in tax equivalent net interest income was due to low interest rates, particularly on the cost of interest bearing liabilities, and a higher level of earning assets.

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

The average loan yield was 7.03%, down 144 basis points from 2001. Despite the loan growth, repricing of variable rate loans and competitive pressure on new and refinanced loans in the 2002 interest rate environment put downward pressure on the loan yield. Interest income declined $2.2 million in 2002 compared to 2001.

The decrease in yield on the securities and other investments portfolio reflects increased prepayment activity and the resulting reinvestment of the funds in the lower bond markets. Interest income declined $37,000 in 2002 compared to 2001.

The decrease in rates paid on interest bearing liabilities contributed approximately $4.4 million of the decrease in interest expense while the increase in volume offset the benefit by approximately $0.6 million in 2002 compared to 2001.

Table 3:  Average Balances and Interest Rates

                                                  2003                            2002                            2001
                                       Average              Yield      Average              Yield      Average              Yield
                                       Balance   Interest    Rate      Balance   Interest    Rate      Balance   Interest    Rate
                                                                (dollars in thousands)
ASSETS
Earnings Assets
  Loans (1) (2) (3)                   $263,764    $16,603    6.29%    $243,597    $17,134    7.03%    $228,170    $19,317    8.47%
Investment securities:
  Taxable                               52,940      2,371    4.48%      53,268      3,173    5.96%      52,818      3,406    6.45%
  Tax exempt (2)                        23,578      1,565    6.64%      24,346      1,650    6.78%      18,691      1,333    7.13%
Other interest earning assets            5,488         56    1.02%       4,232         55    1.30%       5,307        176    3.32%
  Total earning assets                $345,770    $20,595    5.96%    $325,443    $22,012    6.76%    $304,986    $24,232    7.95%

  Cash and due from banks               11,317                          10,865                          11,253
   Other assets                         13,135                          11,233                          11,801
  Allowance for loan losses             (2,810)                         (2,726)                         (2,779)
  Total assets                        $367,412                        $344,815                        $325,261

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing demand              $28,178       $182    0.65%     $24,967       $201    0.81%     $19,928       $240     1.20%
  Savings deposits                      69,895        515    0.74%      67,200        667    0.99%      66,928      1,703     2.54%
  Time deposits                        144,364      4,352    3.01%     131,103      4,801    3.66%     132,149      7,434     5.63%
Short-term borrowings                   13,177        151    1.15%      22,095        388    1.76%      22,700        863     3.80%
Long-term borrowings                    38,170      1,664    4.36%      31,027      1,525    4.92%      19,575      1,077     5.50%
Total interest bearing liabilities    $293,784     $6,864    2.34%    $276,392     $7,582    2.74%    $261,280    $11,317     4.33%

Demand deposits                         37,778                          34,086                          31,126
Other liabilities                        3,232                           3,547                           4,049
Stockholders' equity                    32,618                          30,790                          28,806
  Total liabilities and
   stockholders' equity               $367,412                        $344,815                        $325,261
Net interest income and rate spread               $13,731    3.62%                $14,430    4.02%                $12,915     3.62%
Net interest margin                                          3.97%                           4.43%                            4.24%

   (1) Non-accrual loans are included in the daily average loan balances outstanding.
   (2) The yield on tax-exempt loans and securities is computed on a tax equivalent basis using a tax rate of 34%.
   (3) Interest income includes net loan fees.

Table 4: Interest Income and Expense Volume and Rate Analysis


                                               2003 Compared to 2002               2002 Compared to 2001
                                             Increase (Decrease) Due to          Increase (Decrease) Due to
                                            Volume       Rate         Net      Volume       Rate          Net
Interest income:
Loans (2)                                   $1,418     $(1,949)     $(531)     $1,307     $(3,490)     $(2,183)
Investment securities:
   Taxable                                     (20)       (782)      (802)         29        (262)        (233)
   Tax exempt (2)                              (52)        (33)       (85)        403         (86)         317
Other interest income                           16         (15)         1         (36)        (85)        (121)
Total earning assets (2)                    $1,362     $(2,779)   $(1,417)     $1,703     $(3,923)     $(2,220)

Interest expense:
   Interest bearing demand                     $26        $(45)      $(19)        $60        $(99)        $(39)
   Savings deposits                             27        (179)      (152)          7      (1,043)      (1,036)
   Time deposits                               485        (934)      (449)        (59)     (2,574)      (2,633)
   Short Term Borrowing                       (157)        (80)      (237)        (23)       (452)        (475)
   Long Term Borrowing                         351        (212)       139         630        (182)         448
Total interest-bearing liabilities             732      (1,450)      (718)        615      (4,350)      (3,735)
Net interest income(2)                        $630     $(1,329)     $(699)     $1,088        $427       $1,515

   (1) The change in interest due to both rate and volume has been allocated to rate.
   (2) The yield on tax-exempt loans and securities is computed on a tax equivalent basis using a tax rate of 34%.


Table 5: Yield on Earning Assets


                                       December 31, 2003   December 31, 2002   December 31, 2001
                                        Yield   Change      Yield   Change      Yield   Change
Yield on earning assets (1)             5.96%   -0.80%      6.76%   -1.19%      7.95%   -0.46%
Effective rate on all liabilities
as a percentage of earning assets       1.99%   -0.34%      2.33%   -1.38%      3.71%   -0.68%

Net yield on earning assets             3.97%   -0.46%      4.43%    0.19%      4.24%    0.22%

   (1) The yield on tax-exempt loans and securities is computed on a tax equivalent basis using a tax rate of 34%.


PROVISION FOR LOAN LOSSES

The adequacy of the allowance for loan losses is assessed based upon loan growth, past loan loss experience, credit quality, existing economic conditions and loss exposure by loan category. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio, especially nonperforming and potential problem loans. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance.

Net loan charge-offs in 2003 were $426,000 compared with net charge-offs of $520,000 in 2002 and $366,000 in 2001. Net charge-offs to average loans as a percentage of average loans is a key measure of asset quality. Net charge-offs to average loans were 0.16% in 2003 compared to 0.21% in 2002 and 0.16% in 2001. Management believes that the current provision conforms with the Company's allowance for loan loss policy and is adequate in view of the present condition of the Company's loan portfolio. See additional discussion under section, "Allowance for Loan Losses."

Noninterest Income

Noninterest income was $3.0 million for 2003, $305,000 or 11.4% higher than 2002. Fee income as a percentage of total revenues (defined as total noninterest income less net realized gain on sale of securities available for sale divided by total interest income plus total noninterest income) was 15.0% for 2003 compared to 11.5% last year.

Table 6: Noninterest Income


                                              Years Ended December 31,     % Change from prior year
                                               2003     2002     2001             2003    2002
Service fees                                   $824     $850     $883             -3.1%   -3.7%
Trust service fees                              708      643      659             10.1%   -2.4%
Net realized gain on sale of securities
   available for sale                             -       17        8               NM   112.5%
Investment product commissions                  420      437      182             -3.9%  140.1%
Other operating income                        1,029      729      693             41.2%    5.2%
Total noninterest income                     $2,981   $2,676   $2,425             11.4%   10.4%

2003 compared to 2002

Service fees decreased $26,000, or 3.1%, to $824,000 in 2003 compared to 2002. During 2002, the Bank closed chronic overdrawn demand deposit accounts and continued to see the decreased non-sufficient fund charges during 2003.

Trust fees were $708,000, $65,000 or 10.1%, higher than 2002. During the fourth quarter 2002, trust fees were increased which accounted for the majority of the increase in trust service fees.

There were no sales of securities during 2003.

Investment product commissions consist of annuity sales, brokerage services, mutual fund sales, life insurance commissions, and self-directed IRA fees. Investment product commissions decreased $17,000, or 3.9%, to $420,000 in 2003 compared to 2002. In 2002 the Bank received a $107,000 settlement for an error in a trade execution from the broker that serviced the Bank's brokerage business in 2001. Excluding this item, investment product commissions increased $90,000, or 27.3% from 2002. The increase in fees was due to commissions from 401(k) plans administration and a one time commission earned on the bank owned life insurance (BOLI) purchase the Bank made through the Trust and Investment Center.

Other operating income during 2003 included additional income from the gain on sale of residential mortgage loans to the secondary market and BOLI income. Income from the sale of residential mortgage loans to the secondary market increased from $154,000 in 2002 to $392,000 in 2003. The increase in sales of loans to the secondary market was a result of existing and new customers taking advantage of the historically low long-term fixed rates on residential mortgages. During 2003 the Bank sold approximately $25 million of fixed rate residential mortgages to the secondary market. The Company does not expect this same level of refinancing to occur during 2004 as a significant number of homeowners have already refinanced and management's expectation that interest rates will rise in 2004. As a result of a purchase of $3 million in BOLI made during the year, income earned during 2003 amounted to $89,000.

2002 compared to 2001

Service fees were $850,000, $33,000 or 3.7% lower than 2001. The majority of the decrease was due to the loss of two large commercial demand deposit accounts and the related service fees in 2002. Also non-sufficient fund charges decreased due to the Bank making a conscious effort to close chronic overdrawn demand deposit accounts in 2002.

Trust service fees for 2002 were $643,000, down 2.4% from 2001. The change was predominately due to market performance of trust assets under management over the past year. Trust assets under management were $117.9 million and $125.8 million at December 31, 2002 and 2001, respectively. Trust assets are excluded from the assets of the Company.

Investment product commissions increased $255,000 or 140.1% from 2001. The increased revenue was predominately due to an increase in annuity sales. Annuity sales jumped during 2002 due to investors seeking an investment product with a fixed-rate of return that annuities offer. Also included in investment products commission is a $107,000 settlement from the broker that serviced the Bank's brokerage business in 2001. During 2001, there was an error in a trade execution on a security held for investment.

Noninterest Expense

Table 7:  Noninterest Expense


                                            Years Ended December 31,     % Change from prior year
                                            2003      2002      2001           2003     2002
Salaries and employee benefits             $5,604    $5,441    $4,918          3.0%     10.6%
Occupancy                                   1,241     1,116     1,176         11.2%     -5.1%
Data processing and information systems       413       418       456         -1.2%     -8.3%
Goodwill and purchased core deposit
   amortization                               310       290       358          6.9%    -19.0%
Other operating expenses                    2,452     2,323     2,210          5.6%      5.1%
Total noninterest expenses                $10,020    $9,588    $9,118          4.5%      5.2%

2003 compared to 2002

Salaries and employee benefits are the largest component of noninterest expense and totaled $5.6 million in 2003, an increase of $200,000 or 3.0%, as compared to 2002. Salary expense was $4.2 million in 2003, an increase of $285,000, or 7.3%, as compared to 2002. The number of full-time equivalent employees remained at 133 in 2003. Health insurance costs rose $91,000, or 27.2%, in 2003. Beginning in 2003 the Company established an employee medical benefit plan to self-insure claims. The Company and its covered employees contribute to the fund to pay the claims and stop-loss premiums. Bonus expense in 2003 was $84,000 compared to $356,000 in 2002. The decrease occurred as a result of the Company not meeting its key performance indicators as established by management.

Occupancy expense increased $125,000, or 11.2%, to $1.2 million in 2003 compared to 2002. The majority of the increase was due to the new Weston branch location that opened in February 2003.

During 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles," which requires that goodwill no longer be amortized but tested annually for impairment. There was no impairment of goodwill in 2003 and 2002. The purchased core deposit intangible is amortized using a systematic method over an eight-year period.

Other operating expenses in 2003 increased $129,000 or 5.6%. Loan and collection expenses increased $132,000 for 2003 compared to 2002. Additionally marketing and public relations increased $83,000 for 2003 due to promotional efforts used to raise Company awareness in the new branch market.

2002 compared to 2001

Salaries and employee benefits increased $523,000 or 10.6% over 2001 and represented 56.7% of total noninterest expense in 2002 compared to 53.9% in
2001.   Salary expense increased $302,000 or 8.7% in 2002.  Average full-time equivalent employees were 133 during 2002, up 7 or 5.6% from the 126 full-time equivalent employees during 2001. Benefits increased $221,000 in 2002, primarily due to incentive bonuses and pension plan expense.

Occupancy expense was $1.1 million for 2002 decreasing 5.1% from 2001. The decrease is due to the combined effect of lower equipment maintenance costs and depreciation expense in 2002. Data processing expenses essentially remained unchanged from 2001. Goodwill and purchased core deposit amortization decreased 19.0% from 2001 to $290,000 due to the discontinuation of amortization of goodwill on January 1, 2002 in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." See Note 2 "Changes in Accounting Principles" and Note 7 "Intangible Assets" of the Notes to the Consolidated Financial Statements.

Income Taxes

Income tax expense for 2003 was $1.6 million, a decrease of $200,000 from 2002 income tax expense of $1.8 million. The Company's effective tax rate was 27.6% in 2003, 28.5% in 2002, and 27.8% in 2001. See Note 11 of the Notes to Consolidated Financial Statements for additional tax information.

BALANCE SHEET ANALYSIS

Loans

Total loans as presented in Table 8 include construction loans not yet fully disbursed. Total loans grew to $269.1 million at December 31, 2003, a 5.6% increase from the end of 2002.

Table 8:  Loan Composition


                               2003              2002            2001             2000             1999
                                    % of              % of            % of             % of             % of
                           Amount   Total   Amount   Total   Amount   Total   Amount   Total   Amount   Total
                                                        (dollars in thousands)
Commercial                $47,268   17.6%  $50,204   19.7%  $44,320   19.1%  $42,806   18.9%  $43,406   20.0%

Real estate commercial     87,244   32.4%   75,534   29.6%   70,623   30.4%   60,933   26.8%   55,240   25.4%

Agricultural               35,739   13.3%   33,576   13.2%   36,815   15.9%   41,439   18.3%   40,283   18.5%

Real estate construction    9,306    3.5%    8,489    3.3%    5,375    2.3%    5,233    2.3%    4,871    2.2%


Real estate residential    80,498   29.9%   77,134   30.3%   64,798   27.9%   65,285   28.8%   62,616   28.8%

Installment                 9,050    3.3%   10,001    3.8%   10,170    4.4%   11,177    4.9%   10,933    5.0%

Lease financing                 0    0.0%        0    0.0%        0    0.0%      238    0.1%      247    0.1%

Total loans              $269,105  100.0% $254,938  100.0% $232,101  100.0% $227,111  100.0% $217,596  100.0%


Commercial and real estate commercial loans remained steady as a percentage of total loans. The change in the loan mix between the two categories was due to normal economic activity and was not due to the Company's strategy.

Commercial loans were $47.3 million at the end of 2003, down $2.9 million since year-end 2002, and comprised 17.6% of total loans, down from 19.7% at year-end 2002. The commercial loan classification consists of loans to sole proprietors, partnerships, small businesses and corporations. Loans in this category are to a wide range of industries.

Real estate commercial loans totaled $87.2 million at year end 2003 and comprised 32.4% of the loan portfolio compared with 29.6% of the portfolio at the end of 2002. Loans in this classification grew $11.7 million, or 15.5%, during 2003. Loans of this type are in a broad range of industries.

Agricultural loans increased $2.2 million to $35.8 million, representing 13.3% of the loan portfolio at the end of 2003, compared to $33.6 million or 13.2% at year-end 2002. Agricultural loans consist of loans secured by farmland, and to finance dairy production. The credit risk related to these types of loans is influenced by milk prices and the resulting impact on the borrower's operations.

Real estate construction loans were $9.3 million at the end of 2003, up $800,000 since year-end 2002, and comprised 3.5% of total loans, up from 3.3% at year-end 2002. Loans in this classification provide short-term financing for acquisition or development of commercial real estate, such as multifamily residents or other commercial developments.

Real estate residential loans totaled $80.5 million at the end of 2003, up $3.4 million since year-end 2002, and comprised 29.9% of the total loan portfolio, down slightly from 30.3% at year-end 2002. Loans in this category include conventional home mortgages, second mortgages, and home equity lines. During 2003, the housing market remained strong in the Company's market place in both new construction and refinancing activities.

Installment loans decreased $900,000 to $9.1 million, representing 3.3% of the loan portfolio at the end of 2003, compared to $10.0 million or 3.8% at year-end 2002. Installment loans include short-term installment loans, automobile loans, recreational vehicle loans, credit card loans, and other personal loans. The decrease in installment loans was strongly influenced by extensive competition from local credit unions offering low interest rates on installment loans.

Table 9:  Loan Maturity Distribution and Interest Rate Sensitivity


                                         Loan Maturity
                             One Year    Over one Year     Over
                             or Less     to Five Years   Five Years
                                     (dollars in thousands)
Commercial                   $31,724        $15,169           $375
Real estate commercial        34,284         50,627          2,333
Agricultural                  12,897         18,461          4,381
Real estate construction       9,306
Real estate residential       26,815         28,913         24,770
          Total             $115,026       $113,170        $31,859

Fixed Rate                   $78,972        $60,593         $1,678
Variable Rate                 36,054         52,577         30,181
          Total             $115,026       $113,170        $31,859


The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic conditions. At December 31, 2003 no concentrations existed in the Company's portfolio in excess of 10% of total loans.

Allowance for Loan Losses

The loan portfolio is the primary asset subject to credit risk. Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and ongoing review of borrowers' outstanding loans and commitments.

The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. Management reviews the adequacy of the allowance for loan losses on a quarterly basis. Factors considered by management include past loan loss experience, trends in past due and nonperforming loans, risk characteristics of loan classifications, and current economic conditions. The Company has an internal risk analysis and review staff that continuously reviews loan quality.

Loans are initially graded when originated. They are regraded as they are renewed, become delinquent, or facts demonstrate a heightened risk of nonpayment. Loan reviews attempt to identify problem and watch list loans. Problem and watch list loans generally exhibit repeated delinquencies, managerial problems, customer's failure to provide financial information or collateral documentation.

After problem and watch list loans are identified, management will allocate a portion of the allowance for loan loss to cover management's estimate of probable loss. Management then estimates the potential loss for the remainder of the loan portfolio. Each loan type is broken into categories based on delinquency, specialty credits and rating code and a percentage of the allowance is allocated based on loan category balances. To the extent that the current allowance is sufficient or insufficient to cover management's best estimate of probable loss, management adjusts the provision for loan losses accordingly.

Table 10:  Loan Loss Experience



                                                              Years Ended December 31,
                                                     2003     2002     2001     2000     1999
                                                               (dollars in thousands)
Allowance for loan losses at
beginning of year                                   $2,702   $2,597   $2,593   $2,286   $2,159

Loans charged off:
  Commercial and agricultural                          374      475      389       78       31
  Real Estate Residential                               11       10       21       12       11
  Installment                                           94       75       81      103       86
  Total loans charged off                              479      560      491      193      128

Recoveries on loans previously charged off:

  Commercial and agricultural                           25       32       95       38       25
  Real Estate Residential                               10        0       10       34       30
  Installment                                           18        8       20       28       20
  Total recoveries                                      53       40      125      100       75
Net loans charged off                                  426      520      366       93       53
Provision for loan losses                              456      625      370      400      180

Allowance for loan losses at
end of year                                         $2,732   $2,702   $2,597   $2,593   $2,286

Ratio of allowance for loan
losses to net charge offs                              6.4      5.2      7.1     27.9     43.1

Ratio of allowance for loan
losses to total loans at end of period                1.02%    1.06%    1.12%    1.14%    1.05%

Ratio of net charge-offs to
average loans                                         0.16%    0.21%    0.16%    0.04%    0.02%

The allowance for loan losses was $2.7 million at the end of 2003 and 2002.
The December 31, 2003 ratio of allowance for loan losses to outstanding loans was 1.02% compared with 1.06% at December 31, 2002. Based on management's analysis of the loan portfolio during 2003, a provision expense of $456,000 was recorded for the year ended December 31, 2003 a decrease of $169,000 compared to the same period in 2002. Net loans charged off were $426,000 or .16% of average loans for 2003, compared to $520,000 or .21% of average loans for 2002, and were $366,000 or .16% of average loans for 2001. Loans charged-off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

The allocation of the year-end allowance for loan losses for each of the past five years based on management's estimates of loss exposure by category of loans is shown in Table 11. The allocation methodology applied by the Company focuses on changes in the size and character of the loan portfolio, current and expected economic conditions, the geographic and industry mix of the loan portfolio and historical losses by category. The total allowance is available to absorb losses from any segment of the portfolio. Management allocates the allowance for loan losses by pools of risk. The Company combines estimates of the allowance needed for loans analyzed individually and loans analyzed on a pool basis. The determination of allocated reserves for larger commercial loans involves a review of individual higher-risk transactions, focusing on loan grading, and assessment of specific loss content and possible resolutions of problem credits.

Table 11:  Allocation of the Allowance for Loan Losses


                                         As of December 31,
                               2003     2002     2001     2000     1999
                                       (dollars in thousands)
Commercial and agricultural   $1,977   $1,771   $1,604   $1,459   $1,384
Real estate                      474      592      487      478      536
Installment                      181      189      195      202      181
Impaired Loans                    67      150      226      341      156
Unallocated                       33        0       85      117       29
     Total                    $2,732   $2,702   $2,597   $2,597   $2,286

In the opinion of management, the allowance for loan losses was adequate as of December 31, 2003. While management uses available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions and the impact of such changes on borrowers.

Nonperforming Loans

Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. Additionally, whenever management becomes aware of facts that may adversely impact on the collection of principal or interest on loans, it is practice to place such loans on nonaccrual status immediately rather than waiting until the loans become 90 days past due. The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. Previously accrued and uncollected interest on such loans is reversed, and income is recorded only to the extent that interest payments are subsequently received and principal is collectible.

Loans past due 90 days or more but still accruing interest are also included in nonperforming loans. Also included in nonperforming loans are restructured loans. Restructured loans involve the granting of concessions to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate.

Table 12: Nonperforming Loans and Other Real Estate Owned


                                                        December 31,
                                           2003    2002    2001     2000   1999
                                                   (dollars in thousands)
Nonaccrual loans                           $136    $417    $221     $517   $505
Impaired loans                              457   1,667   1,684   $1,691   $866
Accruing loans past due 90 days or more      35      62      30       24     64
Restructured loans                          320      14     453      295    419
Total nonperforming  loans                 $948  $2,160  $2,388   $2,527 $1,854

Other real estate owned                    $270     $-      $90      $98    $70

Total nonperforming loans as a
percent of total loans                     0.35%   0.85%   1.03%    1.11%  0.85%

Nonperforming loans at December 31, 2003 were $948,000 compared to $2.2 million at December 31, 2002. Restructured loans represent $320,000 of nonperforming loans at December 31, 2003 and $14,000 at December 31, 2002. These loans consist of a commercial loan and agricultural loan that were granted various concessions and have experienced cash flow problems in the past. The restructured loans were current at December 31, 2003. Management is monitoring these restructured loans to minimize any additional loss exposure. The ratio of nonperforming loans to total loans at the end of 2003 was 0.35% compared to 0.85% at the end of 2002.

The following table shows the gross interest that would have been reported if all loans had been current throughout the year in accordance with their original terms.

Table 13:  Forgone Loan Interest


                                    Years Ended December 31,
                                     2003     2002     2001
                                     (dollars in thousands)
Interest income in accordance
with original terms                  $142     $162     $124
Interest income recognized            (30)     (44)    (123)

Reduction in interest income          112      118        1

Investment Securities Portfolio

The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset liability management and a source of stable income. All securities are classified as available for sale and reported at estimated fair value. Unrealized gains and losses are excluded from earnings but are reported as a separate component of equity, net of income tax.

Table 14:  Investment Securities Portfolio


                                          Years Ended December 31,
                                          2003       2002      2001
                                           (dollars in thousands)
Obligations of U.S. government
  corporations and agencies                $454     $1,473     $4,502
Mortgage-backed securities               50,018     47,730     51,210
Obligations of states and political
  subdivisions                           24,859     25,843     22,523
Corporate debt securities                 2,506      1,125        125
Money market equity funds                     0          0      5,003
Equity securities                           151        151        151
           Totals                       $77,988    $76,322    $83,514


Investment securities averaged $76.5 million in 2003 compared to $77.6 million in 2002. The average balance of securities decreased partly as a result of the large principal pay downs on mortgage-backed securities received during 2003. The Company chose not to reinvest some of the pay downs back into investment securities but instead use the funds to fund loan growth as loans yielded a higher rate of return.

At December 31, 2003 the Company's securities portfolio did not contain securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of stockholders' equity.

Table 15:  Investment Securities Portfolio Maturities

                                                  After             After
                                                 One But           Five but
                              Within             Within             Within             After
                             One Year          Five Years          Ten Years          Ten Years
                                      Weighted            Weighted           Weighted           Weighted
                              Amount   Yields    Amount    Yields    Amount   Yields   Amount    Yields
Obligations of U.S.
government corporations
and agencies                     -        -         -         -        $454     5.29%       -        -

Mortgage-backed securities    5,718     5.68%    41,478     4.41%     2,822     5.83%       -        -

Obligations of states and
political subdivisions (1)    1,785     3.50%    15,372     3.99%     7,175     4.35%      527     5.32%

Corporate debt securities        -        -          25     7.50%       100     3.29%    2,381     4.59%
     Totals                  $7,503     5.16%   $56,875     4.29%   $10,551     4.78%   $2,908     0.96%

   (1) Weighted average yields on tax-exempt securities have been calculated on a tax equivalent basis using a tax rate of 34%.

Deposits

Deposits are the Company's largest source of funds. At December 31, 2003, deposits were $287.6 million, up $13.1 million or 4.8% from $274.5 million at December 31, 2002. On average, total deposits were $280.2 million for 2003, an increase of 8.9% over 2002.

Table 16: Average Deposits Distribution

                                       2003                2002                2001
                                           % of                % of                % of
                                 Amount    Total     Amount    Total     Amount    Total
                                                   (dollars in thousands)
Non-interest bearing demand      $37,778    13.5%    $34,086    13.2%    $31,126    12.4%
Interest-bearing demand           28,178    10.1%     24,967     9.7%     19,928     8.0%
Savings deposits                  69,895    24.9%     67,200    26.1%     66,928    26.8%
Time deposits                    144,364    51.5%    131,103    51.0%    132,149    52.8%

Total                           $280,215   100.0%   $257,356   100.0%   $250,131   100.0%

The Company's retail deposit growth is continuously influenced by competitive pressure from other financial institutions, as well as other investment opportunities available to customers. Emphasis will be placed on generating additional core deposits through competitive pricing of deposits and established branch delivery systems.

Table 17:  Maturity Distribution of Certificates of Deposit of $100,000 or More

                                  December 31, 2003
(dollars in thousands)
3 months or less                        $30,355
Over 3 months through 6 months            9,176
Over 6 months through 12 months          10,663
Over 12 months                            7,227

Total                                   $57,421

Other Funding Sources

Other funding sources, including short-term and long-term borrowings, were $51.3 million at December 31, 2003, a decrease of $6.7 million from $58.0 million at December 31, 2002. Short-term borrowings consist of securities sold under repurchase agreements and federal funds purchased. The repurchase agreements are payable on demand. Long-term debt was $40.0 million at December 31, 2003 and 2002. Long-term debt consists of advances from the Federal Home Loan Bank.

Table 18:  Short-term Borrowings

                                                         December 31,
                                                 2003       2002       2001
                                                   (dollars in thousands)
Securities sold under repurchase agreements    $11,294    $18,040    $18,465
Federal funds purchased                              0          0        924
Totals                                         $11,294    $18,040    $19,389

Average amounts outstanding during year        $13,177    $22,095    $22,739
Average interest rates on amounts
outstanding during year                            1.1%       1.8%       3.8%
Maximum month-end amounts outstanding          $19,495    $34,937    $29,492
Average interest rates on amounts
outstanding at end of year                         0.9%       1.2%       2.0%

Table 19:  Contractual Obligations

                                                    Payments due by period
                                        Less than                                     More than
                              Total       1 year       1-3 years       3-5 years       5 years
                                       (dollars in thousands)
Long-term borrowings         $40,000      $11,000       $24,000         $5,000            $-

Liquidity and Interest Rate Sensitivity

The Bank's Asset Liability Management process provides a unified approach to management of liquidity, capital, interest rate risk, and providing adequate funds to support the borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes.

Interest rate risk is the exposure to a bank's earnings and capital arising from changes in future interest rates. In order to limit exposure to interest rate risk, the Company has developed strategies to manage its liquidity, shorten the maturities of certain interest- bearing assets and increase the maturities of certain interest-bearing liabilities. The Company has concentrated on writing variable rate loans and the use of funding sources to provide longer term funding possibilities.

The Bank's primary funding source is deposits. Average deposits as a percentage of other funding sources used were 82.5% in 2003 compared to 80.8% in 2002 and 83.8% in 2001. The company employs non-deposit funding sources such as Federal Home Loan Bank advances, federal funds purchased, and corporate funds in the form of repurchase agreements. The company also relies on cash flow from its investment and loan portfolios in the form of interest and principal paydowns as a constant source of liquidity.

Management's overall strategy is to coordinate the volume of maturing rate sensitive assets and liabilities to minimize the impact of interest rate movements on liquidity needs and net interest margin. Table 20, gap analysis, represents a schedule of assets and liabilities maturing over various time intervals. The table reflects a positive gap position, more assets than liabilities maturing, for the individual categories in all time frames except the 0 - 90 days and beyond five years. The cumulative gap ratio through the one-year interval is negative, more liabilities maturing than assets. The company evaluates the cumulative gap position at the one-year and two-year time frames. At those time intervals the cumulative maturity gap was between the guideline of 60% to 120%. Liquidity needs as a result of the negative gap position will be accommodated with the funding sources listed.

In addition to the "gap analysis" the company uses simulation modeling to determine its sensitivity to changes in interest rates. During this process rates and volumes of balance sheet items are hypothetically adjusted to simulate alternate rate environments. Assumptions are made for an immediate rate increase/decrease of 100 basis points and 200 basis points proportionally from current conditions. Under the proportional simulation, rates of maturing assets and liabilities are increased or decreased by the same percentage of change as the driver rate. For example, if prime, the driver rate, increases from 4% to 5% or 100 basis points, the change is 25%. All other rates are either increased or decreased by 25% of their original rate. Adjustments are also made to rates of those asset and liability items that have repricing opportunities built into their contracts. The net interest income under the simulation is compared to projected net interest income under a stable rate environment for a period of 12 months. The difference represents the company's earnings sensitivity to a changing rate environment. The simulation results indicated that net interest income would increase 14.18% under an immediate 200 basis point rise in rates, and net interest income would decrease by 14.93% under an immediate 200 basis point fall in rates. The results of the 200 basis points decline were outside the guidelines established by the Company of a negative 10% change to net interest income and were not considered to be detrimental at this time under our rate environment. Results are monitored regularly for changing conditions.

Table 20: Interest rate sensitivity gap analysis


                                                                 December 31, 2003
                                                0-90     91-180   181-365      1-5     Beyond
                                                Days      Days      Days      Years    5 Years    Total
                                                              (dollars in thousands)
Earning Assets:
     Loans                                    $25,948   $31,814   $54,568   $124,784   $31,991   $269,105
     Securities                                 2,926     1,627     2,950     56,876    15,764    $80,143
     Other earning assets                       2,242                                               2,242
Total                                         $31,116   $33,441   $57,518   $181,660   $47,755   $351,490
Cumulative rate sensitive assets              $31,116   $64,557  $122,075   $303,735  $351,490
Interest-bearing liabilities:
     Interest-bearing deposits (1)            $62,684   $25,247   $35,912    $40,222   $83,635   $247,700
     Other interest-bearing liabilities        11,294              11,000     29,000         0     51,294
Total                                         $73,978   $25,247   $46,912    $69,222   $83,635   $298,994
Cumulative interest sensitive liabilities     $73,978   $99,225  $146,137   $215,359  $298,994

Interest  sensitivity gap                    $(42,862)   $8,194   $10,606   $112,438  $(35,880)

Cumulative interest sensitivity gap          $(42,862) $(34,668) $(24,062)   $88,376   $52,496

Cumulative ratio of rate sensitive assets
to rate sensitive liabilities                    42.1%     65.1%     83.5%     141.0%    117.6%

(1) The interest rate sensitivity assumptions for savings accounts, money market accounts, and interest-bearing demand deposits accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior.  Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are included in the 1-5 year category and beyond 5 years category.

Capital

Stockholders' equity at December 31, 2003 increased $1.6 million to $33.8 million compared with $32.2 million at year-end 2002. The $1.9 million increase in stockholders' equity in 2003 was net income of $4.1 million, in excess of cash dividends paid to shareholders of $2.2 million. Cash dividends paid in 2003 and 2002 were $1.28 per share. Capital at year-end 2003 included $905,000 of accumulated other comprehensive income, related to unrealized gains on securities available for sale, net of the tax effect, compared to $1.3 million at December 31, 2002.

The adequacy of the Company's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of December 31, 2003, 2002, and 2001, the Company's Tier 1 risk-based capital ratios, total risk-based capital ratios and Tier 1 leverage ratios were well in excess of regulatory requirements. Management feels the capital structure of the Company is adequate.

Table 21:  Capital Ratios


                                                At December 31,
                                         2003        2002        2001
(In thousands, except per share data)
Total Stockholders' Equity             $33,764     $32,186     $29,553
Tier 1 Capital                          32,000      29,754      27,490
Total Regulatory Capital                34,732      32,456      30,087

Total equity to assets                     9.0%        8.8%        8.7%
Tier 1 to average assets                   8.7%        8.5%        8.3%
Tier 1 risk-based capital ratio           11.8%       11.6%       11.1%
Total risk-based capital ratio            12.8%       12.7%       12.1%

Off-Balance Sheet Arrangements

The Company is party to off-balance sheet arrangements that arise out of normal Bank lending activities in accordance with Bank lending guidelines. Details of such off-balance sheet arrangements are in Note 18 of the Notes to the Consolidated Financial Statements.

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

Independent Auditor's Report



Board of Directors
Mid-Wisconsin Financial Services, Inc.
Medford, Wisconsin


We have audited the accompanying consolidated balance sheets of Mid-Wisconsin Financial Services, Inc. and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Wisconsin Financial Services, Inc. and Subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.



Wipfli LLP


January 16, 2004

Wausau, Wisconsin



Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                  Consolidated Balance Sheets
                                   December 31, 2003 and 2002
                                                                         2003             2002
Assets

Cash and due from banks                                              $13,694,114       $15,484,360
Interest-bearing deposits in other financial institutions                614,128            19,408
Federal funds sold                                                     1,628,359        11,825,781
Securities available for sale - At fair value                         77,988,188        76,321,696
Federal Home Loan Bank stock (at cost)                                 2,154,100         2,000,000
Loans held for sale                                                      330,775           791,420
Loans receivable, net of allowance for loan losses of $2,732,447
in 2003 and $2,701,709 in 2002                                       266,372,637       252,236,394
Accrued interest receivable                                            1,613,617         1,716,413
Premises and equipment                                                 5,596,313         5,487,421
Intangible assets                                                        563,543           873,887
Goodwill                                                                 295,316           295,316
Other assets                                                           4,373,457           987,427

TOTAL ASSETS                                                        $375,224,547      $368,039,523

Liabilities and Stockholders' Equity

Non-interest-bearing deposits                                        $39,949,256       $38,108,392
Interest-bearing deposits                                            247,700,052       236,383,561

  Total deposits                                                     287,649,308       274,491,953

Short-term borrowings                                                 11,294,262        18,039,517
Long-term borrowings                                                  40,000,000        40,000,000
Accrued interest payable                                               1,206,178         1,294,227
Accrued expenses and other liabilities                                 1,310,609         2,028,019

    Total liabilities                                                341,460,357       335,853,716

Stockholders' equity:
  Common stock - Par value $.10 per share:
    Authorized - 6,000,000 shares
    Issued and outstanding - 1,685,550 shares in 2003 and
    1,684,475 shares in 2002                                             168,555           168,448
  Additional paid-in capital                                          10,975,920        10,941,600
  Retained earnings                                                   21,714,225        19,812,670
  Accumulated other comprehensive income                                 905,490         1,263,089


    Total stockholders' equity                                        33,764,190        32,185,807

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $375,224,547      $368,039,523

See accompanying notes to consolidated financial statements.


                            Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                     Consolidated Statements of Income
                               Years Ended December 31, 2003, 2002, and 2001

                                                                    2003            2002           2001
Interest income:
  Interest and fees on loans                                    $16,501,158     $17,068,344     $19,250,624
  Interest and dividends on securities:
    Taxable                                                       2,371,461       3,161,464       3,409,726
    Tax-exempt                                                    1,033,170       1,089,107         879,670
  Other interest and dividend income                                 55,922          66,030         171,954

    Total interest income                                        19,961,711      21,384,945      23,711,974

Interest expense:
  Deposits                                                        5,049,375       5,668,506       9,376,858
  Short-term borrowings                                             150,790         388,432         862,744
  Long-term borrowings                                            1,663,778       1,524,597       1,077,425

    Total interest expense                                        6,863,943       7,581,535      11,317,027

Net interest income                                              13,097,768      13,803,410      12,394,947
Provision for loan losses                                           456,667         625,000         370,000

Net interest income after provision for loan losses              12,641,101      13,178,410      12,024,947

Noninterest income:
  Service fees                                                      823,942         849,606         883,289
  Trust service fees                                                707,633         642,737         658,555
  Net realized gain on sale of securities available for sale              0          17,349           7,892
  Investment product commissions                                    420,406         436,775         181,862
  Other operating income                                          1,029,388         729,538         693,113

    Total noninterest income                                      2,981,369       2,676,005       2,424,711

Noninterest expenses:
  Salaries and employee benefits                                  5,603,896       5,441,313       4,918,212
  Occupancy                                                       1,241,398       1,116,205       1,175,876
  Data processing and information systems                           413,002         418,096         455,664
  Goodwill and purchased core deposit amortization                  310,344         290,042         357,500
  Other operating expenses                                        2,451,659       2,322,843       2,211,081

    Total noninterest expenses                                   10,020,299       9,588,499       9,118,333

Income before provision for income taxes                          5,602,171       6,265,916       5,331,325
Provision for income taxes                                        1,544,236       1,783,080       1,482,575

Net income                                                       $4,057,935      $4,482,836      $3,848,750

Basic and diluted earnings per share                                  $2.41           $2.65           $2.25

Cash dividends declared per share                                     $1.28           $1.28           $1.22

See accompanying notes to consolidated financial statements.

                           Mid-Wisconsin Financial Services, Inc. and Subsidiary

                        Consolidated Statements of Changes in Stockholders' Equity
                            Years Ended December 31, 2003, 2002, and 2001
                                                                                                  Accumulated
                                                                      Additional                     Other
                                                  Common Stock          Paid-In        Retained  Comprehensive
                                               Shares      Amount       Capital        Earnings      Income       Totals
Balance, January 1, 2001                     1,811,356    $181,136    $11,698,317    $18,219,726    $245,915    $30,345,094

Comprehensive income:
  Net income                                                                           3,848,750                  3,848,750
  Other comprehensive income                                                                         358,459        358,459
    Total comprehensive income                                                                                    4,207,209

Proceeds from stock benefit plans                1,258         126         30,217                                    30,343
Repurchase of common stock
returned to unissued                          (116,117)    (11,612)      (755,922)    (2,193,450)                (2,960,984)
Cash dividends paid, $1.22 per share                                                  (2,068,541)                (2,068,541)

Balance, December 31, 2001                   1,696,497     169,650     10,972,612     17,806,485     604,374     29,553,121

Comprehensive income:
  Net income                                                                           4,482,836                  4,482,836
  Other comprehensive income                                                                         658,715        658,715
    Total comprehensive income                                                                                    5,141,551

Proceeds from stock benefit plans                2,334         234         61,950                                    62,184
Repurchase of common stock
returned to unissued                           (14,356)     (1,436)       (92,962)      (307,571)                  (401,969)
Cash dividends paid, $1.28 per share                                                  (2,169,080)                (2,169,080)

Balance, December 31, 2002                   1,684,475     168,448     10,941,600     19,812,670   1,263,089     32,185,807

Comprehensive income:
  Net income                                                                           4,057,935                  4,057,935
  Other comprehensive loss                                                                          (357,599)      (357,599)
    Total comprehensive income                                                                                    3,700,336

Proceeds from stock benefit plans                1,075         107         28,560                                    28,667
Stock-based compensation                                                    5,760                                     5,760
Cash dividends paid, $1.28 per share                                                  (2,156,380)                (2,156,380)

Balance, December 31, 2003                   1,685,550    $168,555    $10,975,920    $21,714,225    $905,490    $33,764,190

See accompanying notes to consolidated financial statements.

                          Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                Consolidated Statements of Cash Flows
                            Years Ended December 31, 2003, 2002, and 2001
                                                                      2003           2002          2001

Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
    Net income                                                     $4,057,935     $4,482,836     $3,848,750
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Provision for depreciation and net amortization              1,062,130        947,914      1,092,114
      Provision for loan losses                                       456,667        625,000        370,000
      Provision (benefit) for deferred income taxes                    12,826       (123,657)       (37,461)
      Gain on sale of investment securities                                 0        (17,349)        (7,892)
      (Gain) loss on premises and equipment disposals                    (542)         6,770         21,277
      Loss on foreclosed real estate                                   80,896         18,329              0
      Federal Home Loan Bank stock dividends                         (154,100)       (82,200)       (91,400)
      Stock-based compensation                                          5,760              0              0
      Changes in operating assets and liabilities:
        Loans held for sale                                           460,645       (339,770)        449,650
        Other assets                                                  185,794        (22,813)        294,984
        Other liabilities                                            (805,459)       176,674        (761,778)

  Net cash provided by operating activities                         5,362,552      5,671,734       5,178,244

  Cash flows from investing activities:
    Net (increase) decrease in interest-bearing deposits in
    other financial institutions                                     (594,720)         5,694          (6,528)
    Net (increase) decrease in federal funds sold                  10,197,422    (11,112,936)       (712,845)
    Securities available for sale:
      Proceeds from sales                                                   0        497,921       1,622,892
      Proceeds from maturities                                     43,798,257     33,340,989      36,561,064
      Payment for purchases                                       (46,133,173)   (25,646,479)    (51,578,956)
     Payment for purchase of Federal Home Loan Bank stock                   0       (417,800)       (114,000)
    Net increase in loans                                         (15,696,749)   (23,785,419)     (5,901,643)
    Capital expenditures                                             (760,756)      (410,208)       (249,179)
    Proceeds from sale of premises and equipment                        1,400          9,355          78,840
    Proceeds from sale of other real estate                           751,134         47,404         105,099
    Purchase of bank-owned life insurance                          (3,000,000)             0               0

  Net cash used in investing activities                           (11,437,185)   (27,471,479)    (20,195,256)



                         Mid-Wisconsin Financial Services, Inc. and Subsidiary

                          Consolidated Statements of Cash Flows (Continued)
                            Years Ended December 31, 2003, 2002, and 2001

                                                                      2003           2002           2001
  Cash flows from financing activities:
    Net increase in deposits                                      $13,157,355    $16,090,506     $13,710,900
    Net decrease in short-term borrowings                          (6,745,255)    (1,349,919)     (6,569,317)
     Proceeds from issuance of long-term borrowings                 9,000,000     10,000,000      23,000,000
    Principal payments on long-term borrowings                     (9,000,000)             0      (9,200,000)
    Proceeds from stock benefit plans                                  28,667         62,184          30,343
    Payment for repurchase of common stock                                  0       (401,969)     (2,960,984)
    Cash dividends paid                                            (2,156,380)    (2,169,080)     (2,068,541)

  Net cash provided by financing activities                         4,284,387     22,231,722      15,942,401

Net increase (decrease) in cash and due from banks                 (1,790,246)       431,977         925,389
Cash and due from banks at beginning                               15,484,360     15,052,383      14,126,994


Cash and due from banks at end                                    $13,694,114    $15,484,360     $15,052,383

Supplemental cash flow information:

Cash paid during the year for:
  Interest                                                         $6,951,992     $7,981,419     $12,356,111
  Income taxes                                                      1,608,066      2,034,775       1,505,941

Noncash investing and financing activities:

Loans transferred to other real estate                              1,549,722         24,302         202,452
Loans charged off                                                     478,948        560,134         490,791
Loans made in connection with the sale of other real estate           447,917         48,235          90,582

See accompanying notes to consolidated financial statements.

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements


Note 1  Summary of Significant Accounting Policies

Principal Business Activity

Mid-Wisconsin Financial Services, Inc. (the "Company") operates as a full-service financial institution with a primary market area including, but not limited to, Clark, Taylor, Price, Marathon, and Oneida Counties, Wisconsin. It provides a variety of traditional banking products in addition to trust services and uninsured investment product sales.

Principles of Consolidation

The consolidated financial statements include the accounts of Mid-Wisconsin Financial Services, Inc. and its subsidiary, Mid-Wisconsin Bank (the "Bank"), and the Bank's wholly owned subsidiary Mid-Wisconsin Investment Corporation. All significant intercompany balances and transactions have been eliminated. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practice within the banking industry.

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

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements


Note 1  Summary of Significant Accounting Policies (Continued)

Securities

Securities are classified as available for sale and are carried at fair value, with unrealized gains and losses reported in comprehensive income.
Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the terms of the securities. Declines in fair value of securities that are deemed to be other than temporary, if applicable, are reflected in earnings as realized losses. Gains and losses on the sale of securities are determined using the specific-identification method.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest on loans is accrued and credited to income based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1  Summary of Significant Accounting Policies (Continued)

Loans (Continued)

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication the borrower may be unable to make payments as they become due. When loans are placed on nonaccrual or charged-off, all unpaid accrued interest is reversed against interest income. The interest on these loans is subsequently accounted for on the cash basis until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

Management periodically evaluates the adequacy of the allowance using the Company's past loan loss experience, known and inherent risks in the portfolio, composition of the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current economic conditions, and other relevant factors. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change. The Company has an internal risk analysis and review staff that continuously reviews loan quality and reports the results of its examinations to executive management and the Board of Directors. Such reviews also assist management in establishing the level of the allowance.

The allowance for loan losses includes specific allowances related to loans which have been judged to be impaired under current accounting standards. A loan is impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. Management has determined that commercial, financial, and agricultural loans and commercial real estate loans that have a nonaccrual status or have had their terms restructured meet this definition. Losses on large groups of homogeneous loans, such as mortgage and consumer loans and leases, are evaluated using historical loss rates.

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1  Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses (Continued)

Specific allowances for impaired loans are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent. The allowance arrived at through this methodology is adjusted by management's judgment concerning the effect of recent economic events on portfolio performance.

In management's judgment, the allowance for loan losses is adequate to cover probable losses relating to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

Premises and Equipment

Premises and equipment are stated at cost, net of accumulated depreciation. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of premises and equipment are reflected in income. Depreciation is computed on a straight-line method and is based on the estimated useful lives of the assets.

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

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1  Summary of Significant Accounting Policies (Continued)

Goodwill and Purchased Intangibles

The excess of cost over the net assets acquired (goodwill) was amortized using the straight-line method over a 15-year period from the date of acquisition. Amortization of goodwill ceased on January 1, 2002, in accordance with the change in accounting discussed in Note 2. The Company tested for impairment during the third quarter and determined that there was no impairment of goodwill during 2003. No amortization or impairment expense was recognized in 2003.

The purchased core deposit intangible is amortized using a systematic method over an eight-year period. The Company periodically evaluates the carrying value of the intangible asset for impairment. Adjustments are recorded when the value of the asset decreases or is determined to be impaired.

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

Off-Balance-Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1  Summary of Significant Accounting Policies (Continued)

Rate Lock Commitments

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The Company's rate lock commitments were $862,795 at December 31, 2003.

Segment Information

The Company, through a branch network of its banking subsidiary, provides a full range of consumer and commercial banking services to individuals, businesses, and farms in north central Wisconsin. These services include demand, time, and savings deposits; safe deposit services; credit cards; notary services; night depository; money orders, traveler's checks, and cashier's checks; savings bonds; secured and unsecured consumer, commercial, and real estate loans; ATM processing; cash management; trust and financial planning.

While the Company's chief decision makers monitor the revenue streams of various Company products and services, operations are managed and financial performance is evaluated on a companywide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

Advertising Costs

Advertising costs are expensed as incurred.

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1  Summary of Significant Accounting Policies (Continued)

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income
(loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, net of tax, which are recognized as a separate component of equity, accumulated other comprehensive income.

Earnings per Share

Basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share includes the potential common stock shares issuable under the stock options granted. The weighted average number of shares outstanding were 1,684,596 in 2003, 1,692,227 in 2002, and 1,706,958 in 2001. The diluted, weighted average number of shares outstanding were 1,684,984 in 2003, 1,692,491 in 2002, and 1,706,958 in 2001.

Note 2  Changes in Accounting Principles

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

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

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2  Changes in Accounting Principles (Continued)

The following table illustrates the effect amortization of goodwill had on net income previous to the adoption of SFAS No. 142 for the year ended December 31:


                                         2003          2002          2001
Net income                            $4,057,935    $4,482,836    $3,848,750
Goodwill amortization, net of tax              0             0        51,860

Adjusted net income                   $4,057,935    $4,482,836    $3,900,610

Adjusted basic and diluted earnings
per share                                  $2.41         $2.65         $2.28


Stock-Based Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company's plans vest six months after the grant date. The cost related to stock-based employee compensation included in the determination of net income is recognized over the vesting period using a straight-line method. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based employee compensation cost is reflected in 2001 or 2002 net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2  Changes in Accounting Principles (Continued)

Stock-Based Compensation (Continued)

The following table illustrates the effect of net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:


                                                   2003           2002           2001
Net income, as reported                         $4,057,935     $4,482,836     $3,848,750
Add:  Stock-based employee compensation
expense included in reported net income,
net of related tax effects                           3,802              0              0
Deduct:  Total stock-based employee
compensation expense determined under
the fair value based method for all awards,
net of related tax effects                          (3,802)        (3,061)        (3,976)

Pro forma net income                            $4,057,935     $4,479,775     $3,844,774

Earnings per share - Basic and diluted:

  As reported                                        $2.41          $2.65          $2.25

  Pro forma                                          $2.41          $2.65          $2.25

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2  Changes in Accounting Principles (Continued)

Stock-Based Compensation (Continued)

The fair value of stock options granted in 2003, 2002, and 2001, was estimated at the date of grant using the Black-Scholes methodology. The following assumptions were made in estimating the fair value for options granted for the years ended December 31:


                                          2003      2002      2001
Dividend yield                            4.70%     4.70%     4.73%
Risk-free interest rate                   4.03%     4.03%     5.27%
Weighted average expected life (years)      10        10        10
Expected volatility                       9.55%     9.55%     8.99%


The weighted average fair value of options at their grant date, using the assumptions shown above, was computed at $1.63 per share for options granted in 2003, $1.54 per share for options granted in 2002, and $2.17 per share for options granted in 2001.

New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments, except mandatorily redeemable financial instruments, entered into or modified after May 31, 2003. For mandatorily redeemable financial instruments, the effective date has been deferred indefinitely. The adoption had no effect on the Company's results of operations, financial position, or liquidity.

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2  Changes in Accounting Principles (Continued)

New Accounting Pronouncements (Continued)

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process and in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption had no material impact on the Company's results of operations, financial position, or liquidity.

In November 2002, the FASB issued Interpretation No. 45, an interpretation of FASB Statements No. 5, 57, and 107, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements regarding certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 were effective beginning January 1, 2003. The requirements of FIN 45 did not have a material impact on the results of operations, financial position, or liquidity.

Note 3  Cash and Due From Banks

Cash and due from banks in the amount of $2,788,000 was restricted at December 31, 2003, to meet the reserve requirements of the Federal Reserve System.

In the normal course of business, the Bank maintains cash and due from bank balances with correspondent banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Total uninsured balances at December 31, 2003, were approximately $3,852,954.

MID-WISCONSIN FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4  Securities

The amortized cost, fair value, and gross unrealized gains and losses for the Company's securities available for sale follow:



                                                         Gross                     Gross
                                         Amortized    Unrealized   Unrealized      Fair
                                            Cost         Gains       Losses        Value
December 31, 2003

Obligations of U.S. government
  corporations and agencies               $449,784       $6,250       $1,724       $454,310
Mortgage-backed securities              49,895,168      354,358      231,424     50,018,102
Obligations of states and political
  subdivisions                          23,626,428    1,234,034        1,811     24,858,651
Corporate debt securities                2,475,000       31,500            0      2,506,500

Total debt securities                   76,446,380    1,626,142      234,959     77,837,563
Equity securities                          150,625            0            0        150,625

Totals                                 $76,597,005   $1,626,142     $234,959    $77,988,188

December 31, 2002

Obligations of U.S. government
  corporations and agencies             $1,450,000      $22,891           $0     $1,472,891
Mortgage-backed securities              47,045,828      971,967      288,173     47,729,622
Obligations of states and political
  subdivisions                          24,591,415    1,252,143            0     25,843,558
Corporate debt securities                1,125,000            0            0      1,125,000

Total debt securities                   74,212,243    2,247,001      288,173     76,171,071
Equity securities                          150,625            0            0        150,625

Totals                                 $74,362,868   $2,247,001     $288,173    $76,321,696

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 4  Securities (Continued)

The amortized cost and fair value of debt securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                              Amortized      Fair
Debt Securities Available for Sale               Cost        Value
Due in one year or less                       $1,776,058   $1,785,053
Due after one year through five years         14,701,317   15,396,985
Due after five years through ten years         7,233,837    7,728,830
Due after ten years through fifteen years        490,000      527,093
Due after fifteen years                        2,350,000    2,381,500
Mortgage-backed securities                    49,895,168   50,018,102

Total debt securities available for sale     $76,446,380  $77,837,563


There were no sales of securities during 2003. There were proceeds of $497,921 from sales of securities during 2002, with $17,349 of gross realized gains. There were proceeds of $1,622,892 during 2001, with $7,892 of gross realized gains.

Securities with a fair value of $34,089,558 and $39,527,000 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 4  Securities (Continued)

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003:

                                 Less Than 12 Months     12 Months or More            Total
Description                      Fair    Unrealized     Fair     Unrealized      Fair     Unrealized
of Securities                    Value     Losses       Value      Losses        Value      Losses
U.S. Treasury obligations
and direct obligations of
U.S. government agencies       $248,060     $1,724           $0         $0      $248,060     $1,724
Mortgage-backed
securities                   14,724,052    188,778    1,716,634     42,646    16,440,686    231,424
Obligations of states and
political subdivisions          563,189      1,811            0          0       563,189      1,811

Total temporarily impaired
securities                  $15,535,301   $192,313   $1,716,634    $42,646   $17,251,935   $234,959


Investments in the portfolio with unrealized losses are considered to be temporarily impaired due to the current interest rate environment and the stated rate on the individual securities. The temporary impairment is not considered to be severe and duration of the impairment is considered to be manageable at this time.

MID-WISCONSIN FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5  Loans

The composition of loans at December 31 follows:


                                             2003              2002
Commercial                               $47,315,814       $50,204,025
Agricultural                              35,739,831        33,577,744
Real estate:
  Construction                            13,931,131        11,598,852
  Commercial                              87,244,649        75,577,244
  Residential                             80,526,023        77,167,182
Installment                                9,049,756        10,001,291

Subtotals                                273,807,204       258,126,338
Net deferred loan fees                       (76,652)          (78,277)
Loans in process of disbursement          (4,625,468)       (3,109,958)
Allowance for loan losses                 (2,732,447)       (2,701,709)

Net loans                               $266,372,637      $252,236,394


The aggregate amount of nonperforming loans was approximately $593,000 and $2,084,000 at December 31, 2003 and 2002, respectively. Nonperforming loans are those that are contractually past due 90 days or more as to interest or principal payments, on nonaccrual of interest status, or loans the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. If nonperforming loans had been current, approximately $54,000, $164,000, and $205,000 of interest income would have been recognized for the years ended December 31, 2003, 2002, and 2001, respectively.

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5  Loans (Continued)

An analysis of impaired loans at December 31 follows:

                                                   2003           2002
Impaired loans with a valuation allowance        $457,162     $1,474,069
Impaired loans without a valuation allowance            0        192,498

Total impaired loans                              457,162      1,666,567
Less - Allowance for loan losses                   66,955        150,000

Net investment in impaired loans                 $390,207     $1,516,567

An analysis of impaired loans for the years ended December 31 follows:


                                                        2003         2002         2001
Average recorded investment                         $1,352,165   $2,780,904   $2,469,376

Interest income recognized                             $18,298      $83,347     $124,371

Interest income recognized using the cash basis        $17,770      $94,068     $122,893


An analysis of the allowance for loan losses for the years ended December 31 follows:


                                              2003         2002         2001
Balance, January 1                        $2,701,709   $2,597,416   $2,593,099
Provision charged to operating expense       456,667      625,000      370,000
Recoveries on loans                           53,019       39,427      125,108
Loans charged off                           (478,948)    (560,134)    (490,791)

Balance, December 31                      $2,732,447   $2,701,709   $2,597,416

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

Activity in related-party loans for the years ended December 31 is summarized below:


                                          2003          2002
Loans outstanding, January 1          $1,087,859    $1,130,450
Changes in related parties               (67,267)            0
New loans                              1,293,091       674,699
Repayments                              (985,148)     (717,290)

Loans outstanding, December 31        $1,328,535    $1,087,859

Note 6  Premises and Equipment

Premises and equipment consist of the following at December 31:


                                      2003         2002
Land and improvements               $922,281     $919,679
Buildings                          5,969,718    5,811,103
Furniture and equipment            5,382,147    5,686,142

Total cost                        12,274,146   12,416,924
Less - Accumulated depreciation    6,677,833    6,929,503

Totals                            $5,596,313   $5,487,421


Depreciation and amortization charged to operating expense totaled $651,006 in 2003, $611,118 in 2002, and $726,078 in 2001.

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 7  Intangible Assets

The carrying values of intangible assets are summarized as follows:


                                          2003           2002
Purchased core deposit intangible     $2,218,437     $2,218,437
Less - Accumulated amortization        1,654,894      1,344,550

Totals                                  $563,543       $873,887

Amortization expense for intangible assets was $310,344 in 2003, $290,042 in 2002, and $271,067 in 2001.

Amortization expense on intangible assets for each of the next two years is as follows:


2004           $332,069
2005            231,474

Total          $563,543

Note 8  Interest-Bearing Deposits

Aggregate annual maturities of certificate and IRA accounts at December 31, 2003, are as follows:


2004    $126,960,891
2005      17,600,960
2006       8,549,970
2007       6,216,445

Total   $159,328,266


Deposits from the Company's directors, executive officers, and affiliated companies in which they are principal owners totaled $4,617,839 and $3,317,046 at December 31, 2003 and 2002, respectively.

Interest-bearing deposits include $69,295,669 and $45,322,662 of certificates of deposit in denominations of $100,000 or greater at December 31, 2003 and 2002, respectively.

MID-WISCONSIN FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9  Short-Term Borrowings

Short-term borrowings at December 31 consist of the following:

                                                   2003          2002
Securities sold under repurchase agreements   $11,294,262    $18,039,517

The Company pledges U.S. agency securities available for sale as collateral for repurchase agreements. The fair value of pledged securities, including accrued interest receivable, totaled $20,425,353 and $19,622,122 at December 31, 2003 and 2002, respectively.

The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended December 31:


                                              2003              2002              2001
Weighted average rate at December 31            0.90%             1.24%             2.05%

For the year:
  Highest month-end balance              $19,495,101       $34,936,710       $29,492,473
  Daily average balance                   13,177,181        22,094,640        22,739,366
  Weighted average rate                         1.14%             1.76%             3.79%

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 10  Long-Term Borrowings

Long-term borrowings at December 31 consist of the following:

                                                                   2003           2002
6.28% fixed rate FHLB advance, interest payable monthly with principal due during 2003
                                                                       $0     $4,000,000

4.65% to 4.67% fixed rate FHLB advances, interest payable
monthly with principal due during 2003                                  0      5,000,000

1.73% to 5.07% fixed rate FHLB advances, interest payable
monthly with principal due during 2004
                                                               11,000,000     10,000,000

2.39% to 4.14% fixed rate FHLB advances, interest payable
monthly with principal due during 2005                         12,000,000     10,000,000

2.02% to 4.44% fixed rate FHLB advances, interest payable
monthly with principal due during 2006                         12,000,000      8,000,000

3.67% to 5.51% fixed rate FHLB advances, interest payable
monthly with principal due during 2008                          5,000,000      3,000,000

Totals                                                        $40,000,000    $40,000,000

The FHLB advances are secured by FHLB stock and a blanket lien consisting principally of one- to four-family real estate loans totaling approximately $66,000,000 at December 31, 2003 and 2002.

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 11  Income Taxes

The components of the income tax provision are as follows:

                                             2003             2002            2001
Current income tax expense:
  Federal                                $1,423,837       $1,779,203       $1,512,939
  State                                     107,573          127,534            7,097

    Total current                         1,531,410        1,906,737        1,520,036

Deferred income tax expense (credit):
  Federal                                    10,156         (104,909)         (44,702)
  State                                       2,670          (18,748)           7,241

    Total deferred                           12,826         (123,657)         (37,461)

Total provision for income taxes         $1,544,236       $1,783,080       $1,482,575

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                       2003                    2002                    2001
                                            Percent                 Percent                 Percent
                                              of                      of                      of
                                            Pretax                  Pretax                  Pretax
                                 Amount     Income      Amount      Income       Amount     Income
Tax expense at
statutory rate                $1,904,738     34.0     $2,130,411     34.0     $1,812,651     34.0
Increase (decrease)
in taxes resulting from:
  Tax-exempt interest           (407,020)    (7.3)      (402,261)    (6.4)      (328,452)    (6.2)
  State income taxes              72,760      1.3         71,798      1.1          9,463      0.2
  Bank-owned life
  insurance                      (30,249)    (0.5)             0      0.0              0      0.0
  Other                            4,007      0.1        (16,868)    (0.2)       (11,087)    (0.2)

Provision for income
taxes                         $1,544,236     27.6     $1,783,080     28.5      $1,482,575    27.8

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 11

  Income Taxes (Continued)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of the net deferred taxes are as follows:

                                                            2003         2002
Deferred tax assets:
  Allowance for loan losses                               $717,197     $705,095
  Deferred compensation                                    396,753      405,645
  State net operating losses                                38,000       36,654
  Purchased deposit intangible                             282,754      218,798

  Totals                                                 1,434,704    1,366,192
  Less - Valuation allowance                                38,000       36,654

    Total deferred tax assets                            1,396,704    1,329,538

Deferred tax liabilities:
  Premises and equipment                                   175,669      156,346
  FHLB stock                                               153,426       92,757
  Unrealized gain on securities available for sale         485,693      695,739

    Total deferred tax liabilities                         814,788      944,842

Net deferred tax asset                                    $581,916     $384,696

Both the Company and the Bank pay state income taxes on their individual net earnings. At December 31, 2003, tax net operating losses at the Company of approximately $729,000 existed to offset future state taxable income. These net operating losses will begin to expire in 2007. The valuation allowance has been recognized to adjust deferred tax assets to the amount of tax net operating losses expected to be realized. If realized, the tax benefit for this item will reduce current tax expense for that period.

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 12  Retirement Plans

Effective December 1, 2002, the Company merged its noncontributory defined contribution money purchase plan into its 401(k) profit sharing. The new plan is referred to as the Profit Sharing and 401(k) Plan. The plan is available to substantially all employees. Contributions to the plan are based on the Company achieving desired profitability. Additional discretionary contributions can be authorized by the Board of Directors. The Company also matches 100% of participant contributions to the plan up to 5% of pay deferred. Total expense associated with the plans was $362,432, $505,673, and $398,462 for the years ended December 31, 2003, 2002, and 2001, respectively.

The Company has a nonqualified deferred directors' fee compensation plan which permits directors to defer a portion of their compensation into a stock equivalent account or a cash account. The benefits are payable after a director's resignation from the Board of the Company in a lump sum or in installments over a period not in excess of five years. Included in other liabilities is the estimated present value of future payments of approximately $1,018,000 and $1,045,000 at December 31, 2003 and 2002, respectively. Expense associated with this plan was approximately $164,000, $176,000, and $194,000 in 2003, 2002, and 2001, respectively.


Note 13  Stock Benefit Plans

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan adopted during 2000, the Company is authorized to issue up to 50,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose each year to have up to 5% of their annual gross earnings withheld to purchase the Company's common stock. Stock is purchased by employees under the plan annually. The purchase price of the stock is 95% of the lower of its beginning-of-year or end-of-year market price. Approximately 22% of eligible employees participated in the plan during 2003. Stock issued under this plan totaled 401, 413, and 441 shares during 2003, 2002, and 2001, respectively. As of December 31, 2003, 48,532 shares of common stock remain reserved for future grants to employees under the Employee Stock Purchase Plan approved by the stockholders.

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

Under the terms of a stock option plan terminated during 1999, 1,853 outstanding options may be exercised between the fourth and fifth anniversaries of the date of the grant. All of the outstanding options under this plan were exercised or forfeited during 2003.

The following table summarizes information regarding stock options at December 31, 2003:

                Outstanding Options                       Exercisable Options
                              Weighted-
                Number        Average     Weighted-      Number        Weighted-
Range of     Outstanding     Remaining     Average     Exercisable     Average
Exercise         at         Contractual   Exercise         at          Exercise
Prices        12/31/03          Life        Price        12/31/03        Price
$25 to $29      10,738       8.6 years     $27.19         10,738         $27.19

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 13  Stock Benefit Plans (Continued)

Incentive Stock Option Plan (Continued)

For the years ended December 31, 2001, 2002, and 2003, activity in stock options outstanding was as follows:

                                      Weighted
                                      Average
                          Shares       Price
December 31, 2000          8,599       $26.53
Options granted            2,776        25.50
Options exercised           (604)      (24.00)
Options forfeited         (1,202)      (24.00)

December 31, 2001          9,569        26.53
Options granted            3,012        26.63
Options exercised         (1,921)      (26.62)
Options forfeited         (1,197)      (27.44)

December 31, 2002          9,463        26.61
Options granted            3,541        28.13
Options exercised           (674)      (26.00)


Options forfeited         (1,592)      (26.30)

December 31, 2003         10,738       $27.19

As of December 31, 2003, 252,450 shares of common stock remain reserved for future grants to officers and key employees under the incentive stock option plan approved by the stockholders.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 14  Capital Requirements (Continued)

The Company and the Bank's actual capital amounts and ratios are presented in the following table:

                                                                                   To Be Well
                                                                               Capitalized Under
                                                          For Capital          Prompt Corrective
                                    Actual            Adequacy Purposes        Action Provisions
                               Amount     Ratio       Amount      Ratio        Amount      Ratio
As of December 31, 2003:

  Total capital (to risk-
  weighted assets):
    Consolidated            $34,732,000   12.8%   > $21,658,000   > 8.0%          N/A
    Subsidiary Bank          33,104,000   12.2%   > $21,647,000   > 8.0%   > $27,058,000   > 10.0%

  Tier I capital (to risk-
  weighted assets):
    Consolidated            $32,000,000   11.8%   > $10,829,000   > 4.0%          N/A
    Subsidiary Bank         $30,372,000   11.2%   > $10,823,000   > 4.0%   > $16,235,000    > 6.0%

  Tier I capital (to
  average assets):
    Consolidated            $32,000,000    8.7%   > $14,777,000   > 4.0%          N/A
    Subsidiary Bank         $30,372,000    8.2%   > $14,772,000   > 4.0%    > $18,464,000   > 5.0%

As of December 31, 2002:

  Total capital (to risk-
  weighted assets):
    Consolidated            $32,456,000   12.7%   > $20,460,000   > 8.0%          N/A
    Subsidiary Bank         $31,520,000   12.3%   > $20,450,000   > 8.0%    > $25,563,000  > 10.0%

  Tier I capital (to risk-
  weighted assets):
    Consolidated            $29,754,000   11.6%   > $10,230,000   > 4.0%          N/A
    Subsidiary Bank         $28,818,000   11.3%   > $10,225,000   > 4.0%    > $15,338,000   > 6.0%

  Tier I capital (to
  average assets):
    Consolidated            $29,754,000    8.5%   > $14,675,000   > 4.0%          N/A
    Subsidiary Bank         $28,818,000    8.2%   > $14,670,000   > 4.0%    > $18,338,000   > 5.0%

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 15  Restrictions on Retained Earnings

At December 31, 2003, the Bank could have paid approximately $11,457,000 of additional dividends to the Company without prior regulatory approval. The payment of dividends is subject to the statutes governing state-chartered banks and may be further limited because of the need for the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.

Note 16  Accumulated Other Comprehensive Income

Comprehensive income is shown in the consolidated statements of changes in stockholders' equity. The Company's accumulated other comprehensive income is comprised of the unrealized gain or loss on securities available for sale. The following shows the activity in accumulated other comprehensive income:


                                                         2003         2002        2001
Accumulated other comprehensive income at
beginning                                            $1,263,089     $604,374     $245,915

Activity:
  Unrealized gain (loss) on securities available
  for sale                                             (569,678)   1,037,993      560,861
  Less - Reclassification adjustment for gains                0       17,349        7,892

Net unrealized gains (losses)                          (569,678)   1,020,644      552,969
Tax effect                                             (212,079)     361,929      194,510

Other comprehensive income (loss)                      (357,599)     658,715      358,459

Accumulated other comprehensive income
at end                                                 $905,490   $1,263,089     $604,374

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. These commitments at December 31, 2003 and 2002, are as follows:


                                                              2003        2002
Commitments to extend credit:
  Fixed rate                                             $11,390,725 $11,060,177
  Adjustable rate                                         18,268,087  16,158,968
Standby and irrevocable letters of credit - Fixed rate     2,269,944   2,209,024
Credit card commitments                                    5,296,774   5,567,319


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

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 17  Financial Instruments With Off-Balance-Sheet Risk (Continued)

Credit Risk (Continued)

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The commitments are structured to allow for collateralization on all standby letters of credit in the same manner and terms as exist on loans of similar risk.

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

Like many Wisconsin financial institutions, the Company has a non-Wisconsin subsidiary that holds and manages investment assets which have not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out-of-state bank subsidiaries and has indicated that it may withdraw favorable rulings previously issued in connection with such subsidiaries. As a result of these developments, the Department may take the position that the income of the out-of-state subsidiaries is taxable in Wisconsin, which will likely be challenged by financial institutions in the state. If the Department is successful in its efforts, it would result in a negative impact on the earnings of the Company. In addition, the Internal Revenue Service is currently conducting an audit of the Company's open tax returns. At this time, the Company does not expect any additional tax liability as a result of this audit.

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

The carrying value and estimated fair value of financial instruments at December 31, 2003 and 2002, were as follows:

                                               2003                       2002
                                       Carrying    Estimated     Carrying     Estimated
                                       Amount      Fair Value      Amount     Fair Value
Financial assets:
  Cash and short-term
  Investments                       $15,936,601   $15,936,601   $27,329,549   $27,329,549
  Investment securities and
  FHLB stock                         80,142,288    80,142,288    78,321,696    78,321,696
  Net loans                         266,703,412   266,615,625   253,027,814   254,003,621
  Accrued interest receivable         1,613,617     1,613,617     1,716,413     1,716,413

Financial liabilities:
  Deposits                          287,649,308   289,948,717   274,491,953   276,133,276
  Short-term borrowings              11,294,262    11,294,262    18,039,517    18,039,517
  Long-term borrowings               40,000,000    41,197,250    40,000,000    41,428,823
  Accrued interest payable            1,206,178     1,206,178     1,294,227     1,294,227

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

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 19  Condensed Financial Information - Parent Company Only

Balance Sheets
December 31, 2003 and 2002

                                                    2003         2002
Assets

Cash and due from banks                         $1,574,076      $992,712
Investment in subsidiary                        32,136,473    31,250,328
Securities available for sale - At fair value      100,000       100,000
Other assets                                        39,691        32,947

TOTAL ASSETS                                   $33,850,240   $32,375,987

Liabilities and Stockholders' Equity

Total liabilities                                  $86,050      $190,180
Total stockholders' equity                      33,764,190    32,185,807

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $33,850,240   $32,375,987

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 19  Condensed Financial Information - Parent Company Only (Continued)

Statements of Income
Years Ended December 31, 2003, 2002, and 2001

                                                            2003         2002        2001
Income:
  Dividends from subsidiary                             $2,850,000   $2,850,000   $2,950,000
  Interest                                                  10,725       10,550       23,917
  Rental income                                             70,000      180,000      180,000
  Other                                                     13,267        1,424          255

    Total income                                         2,943,992    3,041,974    3,154,172

Expenses:
  Salaries and benefits                                     40,307       44,507       55,010
  Other                                                     99,325      148,825      201,149

    Total expenses                                         139,632      193,332      256,159

Income before credit for income taxes and equity
in undistributed net income of subsidiary                2,804,360    2,848,642    2,898,013
Credit for income taxes                                    (15,591)        (462)     (17,676)

Income before equity in undistributed net
income of subsidiary                                     2,819,951    2,849,104    2,915,689
Equity in undistributed net income of subsidiary         1,237,984    1,633,732      933,061

Net income                                              $4,057,935   $4,482,836   $3,848,750

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 19  Condensed Financial Information - Parent Company Only (Continued)

Statements of Cash Flows
Years Ended December 31, 2003, 2002, and 2001

                                                            2003         2002          2001
Increase (decrease) in cash and due from banks:

  Cash flows from operating activities:
    Net income                                          $4,057,935    $4,482,836    $3,848,750
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for depreciation and net
      amortization                                               0           499        28,932
      Gain on equipment disposals                           (1,400)            0             0
      Equity in undistributed net income of
      subsidiary                                        (1,237,984)   (1,633,732)     (933,061)
      Changes in operating assets and liabilities:
        Other assets                                        (6,744)       17,384       (15,263)
        Liabilities                                       (104,130)       68,672       (71,303)

  Net cash provided by operating activities              2,707,677     2,935,659     2,858,055

  Net cash provided by investing activities -
  Proceeds from sale of equipment                            1,400             0             0

  Cash flows from financing activities:
    Proceeds from stock benefit plans                       28,667        62,184        30,343
    Payments for repurchase of common stock                      0      (401,969)   (2,960,984)
    Cash dividends paid                                 (2,156,380)   (2,169,080)   (2,068,541)

  Net cash used in financing activities                 (2,127,713)   (2,508,865)   (4,999,182)

Net increase (decrease) in cash and due from banks         581,364       426,794    (2,141,127)
Cash and due from banks at beginning                       992,712       565,918     2,707,045

Cash and due from banks at end                          $1,574,076      $992,712      $565,918

Supplemental cash flow information:

Cash paid during the year for income taxes              $1,490,066    $1,882,799    $1,504,441

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-K, management, under the supervision, and with the participation, of the Company's President and Chief Executive Officer and the Controller (as the chief financial officer of the Company), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Controller concluded that the Company's disclosure controls and procedures were effective in all material respects. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation, nor were there any significant deficiencies or material weaknesses identified which required any corrective action to be taken.

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors is incorporated in this Form 10-K by this reference to the disclosure beginning with the sentence immediately preceding the table under the caption "Proposal No. 1 - Election of Directors" in the Company's 2004 Proxy Statement dated March 24, 2004 (the "2004 Proxy Statement") and continuing through such table.

Information relating to executive officers is found in Part I of this Form 10-
K.

Information relating to compliance with Section 16 of the Exchange Act is incorporated in this Form 10-K by reference to the disclosure in the 2004 Proxy Statement under the subcaption "Beneficial Ownership of Common Stock - Section 16(a) Beneficial Ownership Reporting Compliance."

Code of Ethics

The Company has adopted an ethics policy for all employees and a conflict of interest policy for its directors. The Company has also adopted a Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers which covers the Company's Chief Executive Officer, each Vice President, and the Secretary, Treasurer, and Controller (the chief financial and accounting officer) and can be found at WWW.MIDWISC.COM\INVESTOR RELATIONS.

Audit Committee

The Board of Directors has appointed an Audit Committee in accordance with
Section 3(a)(58)(A) of the Exchange Act. Mr. Schoofs, Ms. Hemer, and Mr. Hallgren serve on the Audit Committee (the Company is not a "listed issuer" as defined in SEC Rule 10A-3).

Financial Expert

The SEC has adopted rules which require the Company to disclose whether one of the members of the Audit Committee qualifies under SEC rules as an "audit committee financial expert." The Company is not required to have such an expert on its Audit Committee. Based on its review of the SEC rules, the Board does not believe that any member of the Audit Committee can be classified as an "audit committee financial expert."

Under SEC regulations, an "audit committee financial expert," must have the attributes and experience of a person who has been actively involved in the preparation, auditing, or evaluation of public company financial statements. While it may be possible to recruit a director having these specific qualifications, the Company's size and geographic location make such a task difficult, and the Board believes that it is more important that directors of the Company satisfy the criteria described in the 2004 Proxy Statement under "Governance of the Company - Nominations for Director - Qualifications." These criteria include an understanding of the Company's market area, customer base, and scope of operations. The Board believes that it is not in the best interests of the Company to nominate a director who does not possess these characteristics solely to acquire a director meeting the definition of an "audit committee financial expert" under SEC regulations.

The Audit Committee has the authority under its charter to retain or dismiss the independent auditor and to hire such other experts or legal counsel as it deems appropriate in order to fulfill its duties. The Audit Committee, and the Board of Directors as a whole, believe that the Committee has access to the financial expertise required to adequately performs its duties under its charter.

As part of its annual review of potential directors, the Board will consider any potential candidates who meet its current general qualification criteria and those of an "audit committee financial expert," but, for the time being, the Board believes that the current members of the Committee, working with the independent auditor, are qualified to perform the duties required in the Committee's charter.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to director compensation is incorporated in this Form 10-K by this reference to the disclosure in the 2004 Proxy Statement under the subcaption "Governance of the Company - Compensation of Directors."

Information relating to the compensation of executive officers is incorporated in this Form 10-K by this reference to the disclosure in the 2004 Proxy Statement under (1) the subcaption "Executive Officer Compensation," through the disclosure ending at the subcaption "- Committees' Report on Executive Compensation Policies" and (2) the disclosure under the subcaption "- Committees' Report on Executive Compensation Policies - Committee Interlocks and Insider Participation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Information relating to security ownership of certain beneficial owners is incorporated in this Form 10-K by this reference to the disclosure in the 2004 Proxy Statement under the caption "Beneficial Ownership of Common Stock" through the table ending at the subcaption "- Section 16(a) Beneficial Ownership Reporting Compliance."

The following table sets forth, as of December 31, 2003, information with respect to compensation plans under which the Company's common stock is authorized for issuance:

                                                                                  Number of securities
                             Number of securities                                remaining available for
                              to be issued upon         Weighted-average       future issuance under equity
                                 exercise of            exercise price of           compensation plans
                             outstanding options,      outstanding options,       (excluding securities
Plan Category                warrants and rights       warrants and rights       reflected in column (a))
                                     (a)                       (b)                          (c)(1)
Equity compensation
plans approved by
security holders                    10,738                    $27.19                        300,982
Equity compensation
plans not approved by
security holders
Total                               10,738                    $27.19                        300,982

  (1) Includes 48,532 shares available under Employee Stock Purchase Plan.  The purchase period for shares under the plan is the last business day of the fiscal year and, accordingly, there was no ongoing purchase period in effect as of the date of the table (December 31, 2003).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions with directors and officers is incorporated in this Form 10-K by this reference to the disclosure in the 2004 Proxy Statement under the subcaption "Governance of the Company - Certain Relationships and Related Transactions."

ITEM 14.  PRINCIPAL AUDITOR FEES AND SERVICES

Information relating to the fees and services of the Company's principal accountant is incorporated into this Form 10-K by this reference to the disclosure in the 2004 Proxy Statement under the subcaptions "Audit Committee Report and Related Matters - Independent Auditor Fees," and "- Audit Committee Pre-Approval Policy."

                                      PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  Documents filed as part of this report:

       (1) Financial Statements

                 DESCRIPTION                                            PAGE

       Mid-Wisconsin Financial Services, Inc.
       Consolidated Financial Statements


        Independent Auditor's Report                                     35

        Consolidated Balance Sheets                                      36

        Consolidated Statements of Income                                37

        Consolidated Statements of Changes in Stockholders' Equity       38


        Consolidated Statements of Cash Flows                            39

        Notes to Consolidated Financial Statements                       41

       (2) No financial statement schedules are required by Item 8 or Item 15(d)

       (3) Exhibits Required by Item 601 of Regulation S-K:

       The following exhibits required by Item 601 of Regulation S-K are filed As part of this Form 10-K:

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

      23.1 Consent of Wipfli LLP

      31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

      31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

      32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

     *Denotes executive compensation plans and arrangements

  (b)  Reports of Form 8-K


      Form 8-K dated October 27, 2003; The Company filed a Form 8-K on October 27, 2003, reporting earnings information for the quarter ended September 30, 2003, under Item 5 and additional disclosure under Item 9, Regulation FD disclosure, and Item 12, Results of Operations and Financial Condition.

The exhibits listed above are available upon request in writing to William A. Weiland, Secretary, Mid-Wisconsin Financial Services, Inc., 132 West State Street, Medford, Wisconsin 54451.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2004.

                        MID-WISCONSIN FINANCIAL SERVICES, INC.

                                              JAMES F. MELVIN
                                              James F. Melvin, Chairman of the
                                              Board

                                              WILLIAM A. WEILAND
                                              William A. Weiland, Secretary and
                                              Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 24, 2004, and in the capacities indicated.

NORMAN A. HATLESTAD                            GENE C. KNOLL
Norman A. Hatlestad, Vice Chairman of          Gene C. Knoll, President and
the Board, and a Director                      Chief Executive Officer
                                               (Principal Executive Officer and
                                               a Director)

KIM A. GOWEY                                   JAMES P. HAGER
Kim A. Gowey, DDS, Chairman of the             James P. Hager, Director
Board of Mid-Wisconsin Bank and a Director

KURT D. MERTENS                                KATHRYN M. HEMER
Kurt D. Mertens, Director                      Kathryn M. Hemer, Director


ROBERT J. SCHOOFS                              BRIAN B. HALLGREN
Robert J. Schoofs, Director                    Brian B. Hallgren, Director


                                               RHONDA R. KELLEY
                                               Rhonda R. Kelley, Controller
                                               (Principal Financial and
                                               Accounting Officer)

                               EXHIBIT INDEX<dagger>
                                      to
                                   FORM 10-K
                                      of
                       MID-WISCONSIN FINANCIAL SERVICES, INC.
                       for the period ended December 31, 2003
                    Pursuant to Section 102(d) of Regulation S-T
                           (17 C.F.R. <section>232.102(d))

23.1 Consent of Wipfli LLP

31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 Certification of CEO an CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

<dagger>Exhibits required by Item 601 of Regulation S-K which have been previously filed and are incorporated by reference are set forth in Part IV,
Item 15 of the Form 10-K to which this Exhibit Index relates.

                                                                 Exhibit 23.1


Board of Directors
Mid-Wisconsin Financial Services, Inc.
Medford, Wisconsin

We consent to the incorporation by reference in the Registration Statement (No. 33-37264) on Form S-8 of Mid-Wisconsin Financial Services, Inc. of our report dated January 16, 2004, relating to the consolidated balance sheets of Mid-Wisconsin Financial Services, Inc. and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the three years in the period ended December 31, 2003, which appears in the December 31, 2003, Annual Report on Form 10-K of Mid-Wisconsin Financial Services, Inc.



Wipfli LLP



Wausau, Wisconsin
March 24, 2004