Form 10-Q
period 2004-03-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2004-05-14
CIK 785024

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
OR
{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
Commission file number 0-18542

                     MID-WISCONSIN FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)

                  Wisconsin                                06-1169935
       (State or other jurisdiction of
       incorporation or organization)         (IRS Employer Identification No.)


                    132 West State Street, Medford, WI  54451
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


As of May 3, 2004, there were 1,685,646 shares of $0.10 par value common stock outstanding.

                      MID-WISCONSIN FINANCIAL SERVICES, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE

         Item 1. Financial Statements

                 Consolidated Balance Sheets
                 March 31, 2004 and December 31, 2003                     3

                 Consolidated Statements of Income
                 Three Months Ended March 31, 2004 and 2003               4

                 Consolidated Statements of Changes in Stockholders'
                 Equity  Three Months Ended March 31, 2004                5


                 Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 2004 and 2003              5-6


                 Notes to Consolidated Financial Statements              7-8

         Item 2. Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations          9-20


         Item 3. Quantitative and Qualitative Disclosures
                 About Market Risk                                       21


         Item 4. Controls and Procedures                                 21

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports of Form 8-K                        21

                 Signatures                                              22

                 Exhibit Index                                           23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:


                     Mid-Wisconsin Financial Services, Inc.
                               and Subsidiary
                          Consolidated Balance Sheet

                                                               March 31, 2004   December 31, 2003
                                                                 (Unaudited)        (Audited)
ASSETS
Cash and due from banks                                          $10,850,355       $13,694,114
Interest-bearing deposits in other financial institutions             14,010           614,128
Federal funds sold                                                 1,836,393         1,628,359
Securities available for sale -At fair value                      80,905,455        77,988,188
Federal Home Loan Bank stock (at cost)                             2,189,100         2,154,100
Loans held for sale                                                  603,700           330,775
Loans receivable, net of allowance for loan losses of
  $2,776,972 in 2004 and $2,732,447 in 2003                      267,239,039       266,372,637
Accrued interest receivable                                        1,665,340         1,613,617
Premises and equipment                                             5,531,274         5,596,313
Intangible assets                                                    480,526           563,543
Goodwill                                                             295,316           295,316
Other assets                                                       3,894,629         4,373,457
TOTAL ASSETS                                                    $375,505,137      $375,224,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                     $39,077,101       $39,949,256
Interest-bearing deposits                                        237,385,052       247,700,052
  Total deposits                                                 276,462,153       287,649,308

Short-term borrowings                                             21,674,561        11,294,262
Long-term borrowings                                              40,000,000        40,000,000
Accrued interest payable                                             970,921         1,206,178
Accrued expenses and other liabilities                             1,700,533         1,310,609
Total liabilities                                                340,808,168       341,460,357

Stockholders' equity:
  Common stock-Par value $.10 per share:
      Authorized - 6,000,000 shares
      Issued & outstanding - 1,685,646 shares in 2004
      and 1,685,550 shares in 2003                                   168,565           168,555
Additional paid-in capital                                        10,982,157        10,975,920
Retained earnings                                                 22,438,884        21,714,225
Accumulated other comprehensive income                             1,107,363           905,490
Total stockholders' equity                                        34,696,969        33,764,190

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $375,505,137      $375,224,547

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:


                      Mid-Wisconsin Financial Services, Inc.
                                and Subsidiary
                       Consolidated Statements of Income
                                  (Unaudited)

                                                             Three months ended
                                                      March 31, 2004    March 31, 2003
Interest and dividend income:
  Loans, including fees                                  $4,029,514        $4,089,144
  Securities
     Taxable                                                605,505           689,823
     Tax-exempt                                             248,743           264,650
  Other                                                       9,983            49,038

Total interest and dividend income                        4,893,745         5,092,655

Interest expense:
  Deposits                                                1,038,435         1,302,509
  Short-term borrowings                                      48,921            46,720
  Long-term borrowings                                      392,665           448,750
Total interest expense                                    1,480,021         1,797,979

Net interest income                                       3,413,724         3,294,676
Provision for loan losses                                    40,000           158,333

Net interest income after provision for loan losses       3,373,724         3,136,343

Noninterest income:
  Service fees                                              197,928           197,266
  Trust service fees                                        184,200           182,823
  Investment product commissions                            104,492            64,261
  Other operating income                                    257,443           219,512
Total noninterest income                                    744,063           663,862

Noninterest expenses:
  Salaries and employee benefits                          1,424,004         1,406,920
  Occupancy                                                 331,934           311,794
  Data processing and information systems                    98,924           108,754
  Purchased core deposit amortization                        83,017            77,586
  Other operating expenses                                  638,389           571,371
Total noninterest expenses                                2,576,268         2,476,425

Income before provision for income taxes                  1,541,519         1,323,780
Provision for income taxes                                  446,018           357,938
Net income                                               $1,095,501          $965,842

Basic and diluted earnings per share                          $0.65             $0.57
Cash dividends declared per share                             $0.22             $0.22

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:


                       Mid-Wisconsin Financial Services, Inc.
                                 and Subsidiary
               Consolidated Statement of Changes in Stockholders' Equity
                                  (Unaudited)

                                                                                             Accumulated
                                                            Additional                           Other
                                          Common Stock        Paid-In          Retained      Comprehensive
                                              Amount          Capital          Earnings      Income (Loss)        Totals
Balance, December 31, 2003                   $168,555       $10,975,920       $21,714,225       $905,490       $33,764,190
Comprehensive Income:

Net Income                                                    1,095,501                                          1,095,501
Other comprehensive income                                                                       201,873           201,873
Total comprehensive income                                                                                       1,297,374

Proceeds from stock benefit plans                  10             2,658                                              2,668
Stock-based compensation                                          3,579                                              3,579
Cash dividends paid, $0.22 per share                                             (370,842)                        (370,842)
Balance, March 31, 2004                      $168,565       $10,982,157       $22,438,884     $1,107,363       $34,696,969

The accompanying notes to the consolidated financial statements are an integral part of these statements.



                         Mid-Wisconsin Financial Services, Inc.
                                    and Subsidiary
                         Consolidated Statements of Cash Flows
                       Three Months Ended March 31, 2004 and 2003
                                      (Unaudited)

                                                               2004         2003
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                            $1,095,501     $965,842
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for depreciation and net amortization       221,495      277,379
        Provision for loan losses                              40,000      158,333
        Loss on premises and equipment disposals                1,713          858
        Loss on foreclosed real estate                          8,639          -
        Federal Home Loan Bank stock dividends                (35,000)     (51,000)
        Stock-based compensation                                3,579        2,880
        Changes in operating assets and liabilities:
        Loans held for sale                                  (272,925)    (282,250)
        Other assets                                           45,959      292,164
        Other liabilities                                     154,667     (314,231)
  Net cash provided by operating activities                 1,263,628    1,049,975

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                         Mid-Wisconsin Financial Services, Inc.
                                    and Subsidiary
                         Consolidated Statements of Cash Flows
                       Three Months Ended March 31, 2004 and 2003
                                      (Unaudited)
                                                                    2004           2003

  Cash flows from investing activities:
     Net (increase) decrease in interest-bearing deposits
      in other financial institutions                              600,118       (399,103)
     Net (increase) decrease in federal funds sold                (208,034)     3,135,675
     Securities available for sale:
          Proceeds from maturities                               5,655,682     10,064,204
          Payment for purchases                                 (8,244,301)   (10,155,975)
     Net increase in loans                                        (756,402)    (1,366,855)
     Capital expenditures                                          (92,156)      (326,349)
     Proceeds from sale of premises and equipment                    1,600            -
     Proceeds from sale of other real estate                       111,136        279,402
  Net cash provided (used) in investing activities              (2,932,357)     1,230,999
  Cash flows from financing activities:
     Net decrease in deposits                                  (11,187,155)      (688,754)
     Net increase (decrease) in short-term borrowing            10,380,299     (5,762,911)
     Proceeds from stock benefit plans                               2,668            -
     Cash dividends paid                                          (370,842)      (370,586)
   Net cash used in financing activities                        (1,175,030)    (6,822,250)
Net decrease in cash and due from banks                         (2,843,759)    (4,541,277)
Cash and due from banks at beginning                            13,694,114     15,484,360
Cash and due from banks at end                                 $10,850,355    $10,943,083

  Supplemental cash flow information:                               2004           2003

     Cash paid during the year for:
          Interest                                              $1,718,247     $1,854,071
          Income taxes                                             $31,000         $7,000
  Noncash investing and financing activities:

          Loans transferred to other real estate                      $-         $369,402
          Loans charged off                                        $11,110        $47,721
          Loans made in connection with the sale of
          other real estate                                       $150,000           $-

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in the Company's 2003 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.

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

Presented below are the calculations for basic and diluted earnings per share:


                                               Three Months Ended March 31,
                                                    2004       2003
                                           (In thousands, except per share data)
Net income available to common stockholders        $1,096       $966
Weighted average shares outstanding                 1,685      1,684
Effect of dilutive stock options outstanding            1          1
Diluted weighted average shares outstanding         1,686      1,685
Basic earnings per common share                     $0.65      $0.57
Diluted earnings per common share                   $0.65      $0.57

NOTE 3 - STOCK-BASED COMPENSATION

Under the terms of the incentive stock option plan, shares of unissued common stock are reserved for options to officers and key employees of the Company at prices not less than the fair market value of the shares at the date of the grant. The Company recognizes stock-based compensation expense using the fair value based method at the grant date. Stock-based compensation expense is recognized over the vesting period using a straight-line method. Options may be exercised no earlier than six months after the grant date. These options expire ten years after the grant date.


                                                                  Three Months Ended March 31,
                                                                      2004        2003

Stock options granted during the quarter                               3,719       3,541
Fair value of stock options                                         $108,781     $99,608

Stock-based compensation expense included in reported net income      $3,579      $2,880


NOTE 4 - CHANGES IN ACCOUNTING PRINCIPALS

On December 11, 2003, the SEC staff announced its intention to release a Staff Accounting Bulletin that would require all registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options, effective no later than for commitments entered into after March 31, 2004. The Corporation enters into such commitments with customers in connection with residential mortgage loan applications; however, the amount of these commitments is not material to the Corporation's consolidated financial statements. This guidance, if issued, would require the Corporation to recognize a liability on its consolidated balance sheet equal to the fair value of the commitment at the time the loan commitment is issued. As a result, this guidance would delay the recognition of any revenue related to these commitments until such time as the loan is sold, however, it would have no effect on the ultimate amount of revenue or cash flows recognized over time. The Corporation is currently assessing the impact of this pending guidance on its consolidated results of operations and financial position, but does not expect the implementation to have a significant impact on the consolidated financial statements.

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105-Application of Accounting Principles to Loan Commitments ("SAB 105"). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB 105 will not have a material impact on the Corporation's consolidated results of operations or financial position, as the Corporation's current accounting treatment for such loan commitments is consistent with the provisions of SAB 105.

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

The assumptions, risks and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statements Regarding Forward Looking Information" in Part I of the Company's Form 10-K for the year ended December 31, 2003 and, from time to time, in the Company's other filings with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which its operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policy is both important to the portrayal of the Company's financial condition and results and require subjective or complex judgments and, therefore, management considers the following to be a critical accounting policy.

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

COMMITMENTS AND CONTINGENCIES

Like many financial institutions located in Wisconsin, the Bank transferred investment assets to a Nevada investment subsidiary that holds and manages these assets which have not been subject to Wisconsin income tax. The Wisconsin Department of Revenue (the "Department") recently implemented a program to audit Wisconsin financial institutions which formed investment subsidiaries located in Nevada. The Department has generally indicated that it will assess income or franchise taxes on the income of the Nevada investment subsidiaries of Wisconsin banks. The Bank is currently undergoing such an audit; however, the Department has not yet issued an assessment to the Bank. Based on information available to the Company with respect to the Department's demands in similar bank audits, the Company believes that if the Department successfully makes a similar demand against the Company's subsidiary in 2004, it would likely have a material adverse effect on the Company's result of operations for the year.

Prior to formation of the investment subsidiary, the Bank sought and obtained a private letter ruling from the Department regarding the non-taxability of the investment subsidiary in the state of Wisconsin. The Bank believes that it complied with Wisconsin law and the private ruling received from the Department and that it is not liable for any taxes or interest that the Department may claim. Should an assessment be forthcoming, the Bank intends to defend its position vigorously through the normal administrative appeals process in place at the Department and through other judicial channels should they become necessary. As of March 31, 2004, the Bank had not established a loss contingency reserve for the matter.

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2004 totaled $1.1 million or $0.65 for basic and diluted earnings per share. Comparatively, net income for the quarter ended March 31, 2003 was $966,000 or $0.57 for basic and diluted earnings per share. Operating results for the first quarter 2004 generated an annualized return on average assets of 1.16% and an annualized return on average equity of 12.89%, compared to 1.06% and 12.01% for the comparable quarter in 2003. The net interest margin for the first quarter 2004 and 2003 was 4.02%.

The increase in net income for the period was primarily due to an increase in net interest income, a reduction in the provision for loan loss, and an increase in noninterest income. This was partially offset by increases in other noninterest expenses and income tax expense.

The following Table 1 presents quarterly summary results of operations.

Table 1: Summary Results of Operations
(dollars in thousands, except per share data)

                                               March 31, December 31, September 30, June 30,  March 31,
                                                 2004       2003          2003       2003       2003
EARNINGS AND DIVIDENDS
Interest income                                 $4,894     $4,916        $4,930     $5,023     $5,092
Interest expense                                 1,480      1,605         1,705      1,756      1,798

Net interest income                              3,414      3,311         3,225      3,267      3,294
Provision for loan losses                           40         60            80        158        158
Net interest income after
     provision for loan losses                   3,374      3,251         3,145      3,109      3,136
Noninterest income                                 744        673           888        756        664
Noninterest expense                              2,576      2,561         2,494      2,489      2,476
Income before provision for income taxes         1,542      1,363         1,539      1,376      1,324
Provision for income taxes                         446        372           438        376        358
Net income                                      $1,096       $991        $1,101     $1,000       $966

Return on average assets                          1.16%      1.07%         1.18%      1.10%      1.06%
Return on average equity                         12.89%     11.92%        13.59%     12.26%     12.01%
Tangible equity to assets                         8.82%      8.74%         8.48%      8.72%      8.57%
Net interest margin                               4.02%      3.98%         3.89%      4.00%      4.02%
AVERAGE BALANCE SHEET
Loans net of unearned income                  $267,330   $264,362      $267,923   $263,189   $253,853
Assets                                         377,185    370,975       371,830    363,264    363,448
Deposits                                       282,835    284,134       285,698    277,052    273,805
Stockholders' equity                            34,007     33,259        32,411     32,631     32,163
ENDING BALANCE SHEET
Loans net of unearned income                  $270,016   $269,105      $262,355   $267,118   $255,890
Assets                                         375,505    375,225       369,105    369,657    361,784
Deposits                                       276,462    287,649       284,790    283,463    273,803
Stockholders' equity                            34,697     33,764        33,156     32,901     32,696
FINANCIAL CONDITION ANALYSIS
Total risk-based capital                         12.85%     12.83%        12.85%     12.45%     12.97%
Net charge-offs to average loans                  0.00%      0.16%         0.04%      0.07%      0.02%
Nonperforming assets to loans                     0.61%      0.62%         0.69%      1.00%      0.89%
Efficiency ratio                                 59.83%     61.92%        58.37%     59.47%     59.69%
STOCKHOLDERS' DATA
Basic and diluted earnings per share             $0.65      $0.59         $0.65      $0.59      $0.57
Dividends per share                              $0.22      $0.22         $0.22      $0.62      $0.22
Book value per share                            $20.58     $20.03        $19.68     $19.53     $19.41
Dividend payout ratio                             33.9%      37.4%         33.7%     104.4%      38.4%
Average common shares outstanding                1,686      1,685         1,685      1,685      1,685
STOCK PRICE INFORMATION
High                                            $29.00     $29.00        $28.65     $28.00     $28.00
Low                                              28.50      28.50         28.00      28.00      27.25
Market price at quarter end (1)                  29.00      28.50         28.65      28.00      28.00

(1) Market value at year-end represents the bid price. The quotations reflect prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

NET INTEREST INCOME

Net interest income on a tax equivalent basis is the Company's principal source of revenue, accounting for 82.7% of total operating income for the first three months of 2004, as compared to 83.9% for the same period in 2003. Net interest income represents the difference between interest earned on loans, securities, and other interest earning assets, and the interest expense associated with the deposits and borrowings that fund them. Interest rate fluctuations together with changes in interest earning assets and interest bearing liabilities combine to affect total net interest income. Additionally, net interest income is impacted by the sensitivity of the balance sheet to changes in interest rates, contractual maturities, and repricing frequencies.

Net interest income on a fully taxable equivalent basis increased $107,000, or 3.1%, from $3.5 million for the quarter ended March 31, 2003 to $3.6 million at March 31, 2004. The net interest margin was 4.02% at March 31, 2004 and 2003. For the past year, the Company experienced a compressed interest margin as long-term assets repriced at lower interest rates while interest bearing liabilities repriced at or near interest rate floors that were established for some of the bank's key funding liabilities. The decline in the net interest margin appears to be ending as the net interest margin was 4.02% during March 2004 compared to 3.98% at December 31, 2003 and 3.89% at September 30, 2003.

Company's management continues to take a proactive asset-liability stance to match the repricing characteristics of assets and liabilities by originating the majority of new or renewed loans at variable rates. The Company's balance sheet is poised to benefit if and when interest rates begin to rise.

The average yield on earning assets at March 31, 2004 decreased 42 basis points to 5.69% between comparable quarters while the rate paid on interest bearing liabilities decreased 48 basis points to 1.97% at March 31, 2004.

Table 2:  Net Interest Income Analysis - Taxable Equivalent Basis
(dollars in thousands)
                                                 Three months ended March 31, 2004    Three months ended March 31, 2003
                                                Average     Interest       Average   Average     Interest      Average
                                                Balance  Income/Expense  Yield/Rate  Balance  Income/Expense  Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                              $270,097      $4,050         6.00%    $256,647       $4,113        6.41%
Investment securities:
  Taxable                                        52,341         550         4.20%      50,087          657        5.25%
  Tax exempt (2)                                 23,103         377         6.52%      23,823          400        6.72%
Other interest earning assets                     9,090          65         2.87%      13,394           83        2.48%
Total earning assets                           $354,631      $5,042         5.69%    $343,951       $5,253        6.11%

Cash and due from banks                         $11,263                               $11,052
Other assets                                     14,058                               $11,240
Allowance for loan losses                        (2,767)                               (2,795)
Total assets                                   $377,185                              $363,448

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing demand                       $28,719          $27        0.38%     $29,899          $58        0.78%
  Savings deposits                               74,136          111        0.60%      68,094          131        0.77%
  Time deposits                                 140,471          900        2.56%     141,418        1,113        3.15%
Short-term borrowings                            17,542           49        1.12%      14,425           47        1.30%
Long-term borrowings                             40,000          393        3.93%      40,000          449        4.49%
Total interest bearing liabilities             $300,868       $1,480        1.97%    $293,836       $1,798        2.45%

Demand deposits                                  39,509                                34,394
Other liabilities                                 2,801                                 3,055
Stockholders' equity                             34,007                                32,163
Total liabilities and stockholders' equity     $377,185                              $363,448

Net interest income and rate spread                           $3,562        3.72%                    $3,455       3.66%
Net interest margin                                                         4.02%                                 4.02%

   (1) Non-accrual loans are included in the daily average loan balances outstanding.
   (2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
   (3) Interest income includes net loan fees.

PROVISION FOR LOAN LOSSES

The adequacy of the allowance for loan losses is assessed based upon loan growth, past loan loss experience, credit quality, existing economic conditions and loss exposure by loan category. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio, especially non-performing and potential problem loans. It is the Company's policy that when available information confirms specific loans and leases, or portions thereof, including impaired loans, are uncollectible, those amounts are promptly charged off against the allowance.

The provision for loan losses for the three months ended March 31, 2004 decreased $118,000 to $40,000 compared to $158,000 for the first quarter of 2003. Management believes that the current allowance conforms with the Company's loan loss reserve policy and is adequate in view of the present condition of the Company's loan portfolio. See additional discussion under section "Allowance for Loan Losses."

NONINTEREST INCOME

Table 3:  Noninterest Income
(dollars in thousands)
                                            Three months ended
                                      March 31,  March 31,  Percent
                                        2004       2003      Change
Service fees                            $198       $197       0.5%
Trust service fees                       184        183       0.5%
Investment product commissions           105         64      64.1%
Other operating income                   257        220      16.8%
Total noninterest income                $744       $664      12.0%

Investment product commissions consist of annuity sales, brokerage services, mutual fund sales, life insurance commissions, self-directed IRA fees, and financial planning fees. Investment product commissions increased $41,000 to $105,000 in the first quarter of 2004 compared to the same quarter in 2003. Consumers' confidence in the financial market appears to be improving as more investment clients are employing funds that have been parked in bank deposits back into the market.

Other operating income increased $37,000 to $257,000 in the first quarter of 2004, when compared to the same quarter in 2003. This increase included a $30,000 settlement for mold clean-up costs at one of the branches and $12,000 restitution received from a loan customer. Income from bank owned life insurance (BOLI) was $35,000 for the first quarter of 2004 compared to zero for the first quarter 2003. The Company purchased $3.0 million of BOLI during the second quarter of 2003. These increases were offset by a $40,000 decrease from gains on sales of loans in the secondary market between the two quarters.
Gains on sales of such loans were $48,000 at March 31, 2004 compared to $88,000 at March 31, 2003.

Excel Real Estate Services, Inc., a subsidiary of Mid-Wisconsin Bank, that performs residential real estate appraisals and title insurance services commenced operations in January 2004. Net operating losses have been in line with initial projections.

NONINTEREST EXPENSE

Table 4:  Noninterest Expense
(dollars in thousands)
                                             Three months ended
                                         March 31,  March 31, Percent
                                           2004       2003     Change
Salaries and employee benefits            $1,424     $1,407      1.2%
Occupancy                                    332        312      6.4%
Data processing and information systems       99        109     -9.2%
Amortization of intangibles                   83         78      6.4%
Other operating expenses                     638        570     11.9%
Total noninterest expenses                $2,576     $2,476      4.0%

Salaries and employee benefits for the first quarter 2004 increased $17,000 over first quarter 2003. The incentive compensation program was reevaluated in 2004. The program will not accrue incentive expense monthly but will expense the total bonus in the fourth quarter of each year as long as net income meets a predetermined amount. By discontinuing the monthly accrual, benefit expense decreased $42,000 for the quarter ended March 31, 2004 but this was offset by an increase in salaries and health insurance premiums. In 2003 the Company established an employee medical benefit plan to self-insure claims. The Company and its covered employees contribute to the fund to pay the claims and stop-loss premiums.

Occupancy expense increased $20,000 due to higher utility costs and real estate taxes in 2004. Data processing expenses decreased due to decreased software maintenance and amortization expenses and data connection costs between the branches. Other operating expenses increased $68,000 due to marketing and public relations, additional expenses related to start-up costs of Excel Real Estate Services, Inc., and loan servicing expense increased due to holding costs associated with other real estate and repossessed property owned and losses taken upon sale of various properties during the first quarter 2004.

BALANCE SHEET ANALYSIS

LOANS

At March 31, 2004, total loans increased $1.2 million, or 0.4%, to $270.6 million from $269.4 million at December 31, 2003.

Table 5:  Period End Loan Composition
(dollars in thousands)
                                             March 31,  % of   March 31,  % of   December 31,  % of
                                               2004     total    2003     total      2003      total
Commercial                                    $42,853    15.8%  $49,151    19.1%   $47,268     17.5%

Real estate commercial                         90,912    33.6%   78,436    30.5%    87,244     32.4%

Agricultural                                   36,381    13.4%   33,901    13.2%    35,739     13.3%


Real estate construction                        9,671     3.6%    8,843     3.4%     9,306      3.5%

Real estate residential                        81,667    30.2%   77,243    30.1%    80,829     30.0%

Installment                                     9,136     3.4%    9,390     3.7%     9,050      3.3%

Total loans (including loans held for sale)  $270,620   100.0% $256,964   100.0%  $269,436    100.0%

During the first quarter 2004 the Company had loan payoffs of approximately $7.0 million. One large substandard commercial credit was refinanced with another financial institution. The remaining $4.0 million of loan payoffs were from commercial participation loans. These payoffs were unexpected. In all the situations either the lead bank was able to bring the participation loan back in-house due to liquidity or the total loan was refinanced by the customer with another financial institution. Participation loan customers generally have very good asset quality and banks are being very competitive offering fixed rate loans to these customers.

Traditionally, the Company experiences little growth during the first quarter of each year due to the Wisconsin winters. As we move into the second quarter of 2004 the Company is experiencing increased loan demand and expecting loan growth similar to prior years.

ALLOWANCE FOR LOAN LOSSES

The loan portfolio is the primary asset subject to credit risk. Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and ongoing review of borrowers' outstanding loans and commitments.

The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses in the loan portfolio. Management reviews the adequacy of the allowance for loan losses on a quarterly basis. Factors considered by management include past loan loss experience, trends in past due and nonperforming loans, risk characteristics of loan classification, and current economic conditions. The Company has an internal risk analysis and review staff that continuously reviews loan quality.

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

Based on management's analysis of the loan portfolio risk at March 31, 2004 a provision for loan loss of $40,000 was recorded for the three months ended March 31, 2004, a decrease of $118,000 or 74.7%, compared to a year ago. Net loan recoveries were $5,000 for the three months ended March 31, 2004, compared to net loan charge-offs of $45,000 for the same period 2003.


Table 6:  Allowance for Loan Losses and Nonperforming Assets
(dollars in thousands)
                                                                    At and for the    At and for the
                                                                 Three months ended     Year ended
                                                                       March 31,        December 31,
                                                                  2004         2003         2003
Allowance for loan losses at beginning of year                   $2,732       $2,702       $2,702
Loans charged off                                                   (11)         (48)        (479)
Recoveries                                                           16            3           53
Provision for loan losses                                            40          158          456
Allowance for loan losses at end of period                       $2,777       $2,815       $2,732
Nonperforming assets
Nonaccrual loans                                                   $810       $1,112         $136
Impaired loans                                                     $457       $1,034         $457
Accruing loans past due 90 days or more                              23           34           35
Restructured loans                                                  359            0          320
Total nonperforming loans                                         1,649        2,180          948
Other real estate owned                                               0           90          270
Total nonperforming assets                                       $1,649       $2,270       $1,218
Ratios
Allowance for loan losses to total loans at end of period          1.03%        1.10%        1.02%
Net charge-offs during the period to average loans outstanding     0.00%        0.02%        0.16%

In the opinion of management, the allowance for loan losses was adequate as of March 31, 2004. While management uses available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions and the impact of such changes on borrowers.

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

All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged-off is reversed to interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment will continue within a reasonable time frame.

Nonperforming assets were $1.6 million at March 31, 2004 compared to $1.2 million at December 31, 2003. Nonaccrual loans increased $700,000 from year-end and represented $1.3 million of nonperforming assets at March 31, 2004. Real estate nonaccrual loans accounted for $727,000 of the total, of which $524,000 was residential real estate and $203,000 was agricultural real estate, while commercial non-accruals accounted for $263,000. There was no other real estate owned at March 31, 2004.

LIQUIDITY

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

The Bank's primary funding source is deposits. Average deposits as a percentage of other funding sources used were 80.9% at March 31, 2004 and 81.5% at March 31, 2003. The Bank employs non-deposit funding sources such as Federal Home Loan Bank advances, federal funds purchased, and corporate funds in the form of repurchase agreements. The Bank also relies on cash flow from its investment and loan portfolios in the form of interest and principal paydowns as a constant source of liquidity.


Table 8:  Period End Deposit Composition
(dollars in thousands)

                                  March 31,    % of       March 31,    % of     December 31,  % of
                                    2004       total        2003       total        2003      total
Non-interest bearing demand       $39,077      14.1%      $35,581      13.0%      $39,949      13.9%
Interest-bearing demand            25,863       9.4%       28,144      10.3%       28,242       9.8%
Savings deposits                   71,578      25.9%       66,740      24.4%       73,082      25.4%
Time deposits                     129,444      46.8%      132,838      48.5%      135,876      47.2%
Brokered deposits                  10,500       3.8%       10,500       3.8%       10,500       3.7%

Total                            $276,462     100.0%     $273,803     100.0%     $287,649     100.0%

Total deposits at March 31, 2004 decreased $11.1 million, or 3.9%, to $276.5 million from December 31, 2003. Interest-bearing demand deposits decreased $2.3 million during the first quarter 2004 from year-end. Typically at year-end municipalities deposit their tax receipts and will use the monies during the first quarter to pay expenditures. Time deposits decreased over $6.0 million from year-end. The majority of the decline is from a maturing certificate of deposit special offered eighteen months ago. Also, other short-term bank deposits are decreasing as consumers are employing funds back into the fixed-income and equity markets.

The Company plans on generating additional core deposits in 2004 through competitive pricing of deposit products. Other avenues of funding being considered are brokered deposits, Federal Home Loan Bank Advances, and federal funds purchased.

CAPITAL

Stockholders' equity at March 31, 2004 increased $900,000 to $34.7 million from $33.8 million at December 31, 2003. The change in equity between the two periods was primarily composed of the retention of earnings with offsetting decreases to equity from the payment of dividends. Stockholders' equity at March 31, 2004 included $1.1 million of accumulated other comprehensive income, related to unrealized gains on securities available-for-sale, net of the tax effect. At December 31, 2003 stockholders' equity included $905,000 of accumulated other comprehensive income, related to unrealized gains on securities available-for-sale, net of the tax effect.

Cash dividends of $0.22 per common share were paid for the quarters ended March 31, 2004 and 2003.

The adequacy of the Company's capital is reviewed regularly to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of March 31, 2004 the Company's capital ratios were well in excess of regulatory minimums.

The following are the Company's risk based capital ratios for the previous five quarters:


Table 8:  Capital Ratios
                                    Tier 1 Capital     Total Capital
March 31, 2004                           12.1%             13.1%
December 31, 2003                        11.6%             12.6%
September 30, 2003                       11.8%             12.9%
June 30, 2003                            11.4%             12.5%
March 31, 2003                           11.9%             13.0%

Regulatory minimum requirements           4.0%              8.0%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

There was no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of the Company's President and Chief Executive Officer and the Chief Accounting Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective in all material respects. There have been no significant changes in the Company's internal controls or in other factors during the period covered by this report which could significantly affect internal controls, nor were there any significant deficiencies or material weaknesses identified which required any corrective action to be taken.

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

(b) Reports on Form 8-K:

Form 8-K dated February 6, 2004. The Company filed a Form 8-K on February 6, 2004, reporting earning information for the quarter and fiscal year ended December 31, 2003, under Item 5 and additional disclosures under Items 9, Regulation FD Disclosure, and 12, Results of Operations and Financial Condition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  MAY 14, 2004         GENE C. KNOLL
                            Gene C. Knoll, President and Chief Executive Officer
                            (Principal Executive Officer)


Date:  MAY 14, 2004          RHONDA R. KELLEY
                             Rhonda R. Kelley, Controller
                             (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                        to
                                    FORM 10-Q
                                        of
                       MID-WISCONSIN FINANCIAL SERVICES, INC.
                    for the quarterly period ended March 31, 2004
                     Pursuant to Section 102(d) of Regulation S-T
                           (17 C.F.R. <section>232.102(d))



The following exhibits are filed as part this report:

31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002