Form 10-Q
period 2004-06-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2004-08-13
CIK 785024

FORM 10-Q
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED   JUNE 30, 2004
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

As of August 3, 2004, there were 1,685,646 shares of $0.10 par value common stock outstanding.

                     MID-WISCONSIN FINANCIAL SERVICES, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION                                    PAGE

        Item 1. Financial Statements

                Consolidated Balance Sheets
                June 30, 2004 and December 31, 2003                3

                Consolidated Statements of Income
                Three Months Ended June 30, 2004 and 2003

                And Six Months Ended June 30, 2004 and 2003        4

                Consolidated Statements of Changes in
                Stockholders' Equity
                Six Months Ended June 30, 2004                     5

                Consolidated Statements of Cash Flows
                Six Months Ended June 30, 2004 and 2003           5-6


                Notes to Consolidated Financial Statements        7-8

        Item 2. Management's Discussion and Analysis of
                Financial Conditions and Results of
                Operations                                        8-22


        Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                                 23


        Item 4. Controls and Procedures                           23

PART II. OTHER INFORMATION

        Item 4. Submission of Matters to Vote of Securities
                Holders                                           23


        Item 6. Exhibits and Reports of Form 8-K                  24

                Signatures                                        24

                Exhibit Index                                     25

                        PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS:

                            Mid-Wisconsin Financial Services, Inc.
                                     and Subsidiary
                               Consolidated Balance Sheets
                                                             June 30, 2004  December 31, 2003
                                                              (Unaudited)       (Audited)
ASSETS
Cash and due from banks                                       $12,732,005       $13,694,114
Interest-bearing deposits in other financial institutions          15,767           614,128
Federal funds sold                                                536,202         1,628,359
Securities available for sale -At fair value                   78,701,628        77,988,188
Federal Home Loan Bank stock (at cost)                          2,250,000         2,154,100
Loans held for sale                                               559,400           330,775
Loans receivable, net of allowance for loan losses of
  $2,849,871 in 2004 and $2,732,447 in 2003                   274,720,789       266,372,637
Accrued interest receivable                                     1,493,917         1,613,617
Premises and equipment                                          6,240,866         5,596,313
Intangible assets                                                 397,508           563,543
Goodwill                                                          295,316           295,316
Other assets                                                    4,565,844         4,373,457
TOTAL ASSETS                                                 $382,509,242      $375,224,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                  $42,241,701       $39,949,256
Interest-bearing deposits                                     242,758,870       247,700,052
  Total deposits                                              285,000,571       287,649,308
Short-term borrowings                                          16,396,894        11,294,262
Long-term borrowings                                           45,000,000        40,000,000
Accrued interest payable                                          954,091         1,206,178
Accrued expenses and other liabilities                          1,535,921         1,310,609
Total liabilities                                             348,887,477       341,460,357
Stockholders' equity:
  Common stock-Par value $.10 per share:
      Authorized - 6,000,000 shares
      Issued & outstanding - 1,685,646 shares in 2004
      and 1,685,550 shares in 2003                                168,565           168,555
Additional paid-in capital                                     10,985,736        10,975,920
Retained earnings                                              22,565,757        21,714,225
Accumulated other comprehensive income (loss)                     (98,293)          905,490
Total stockholders' equity                                     33,621,765        33,764,190

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $382,509,242      $375,224,547

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                            Mid-Wisconsin Financial Services, Inc.
                                     and Subsidiary
                              Consolidated Statements of Income
                                      (Unaudited)
                                                  Three months ended            Six Months Ended
                                            June 30, 2004  June 30, 2003  June 30, 2004  June 30, 2003

Interest and Dividend Income:
  Loans, including fees                       $4,061,517     $4,169,260     $8,091,031     $8,258,404
  Securities
     Taxable                                     592,867        563,790      1,198,372      1,253,613
     Tax-exempt                                  253,762        298,186        502,505        562,836
  Other interest and dividend income               3,744         (8,106)        13,727         40,932
Total interest and dividend income             4,911,890      5,023,130      9,805,635     10,115,785

Interest expense:
  Deposits                                       964,258      1,284,768      2,002,693      2,587,277
  Short-term borrowings                           67,471         35,044        116,392         81,764
  Long-term borrowings                           396,198        436,029        788,863        884,779
Total interest expense                         1,427,927      1,755,841      2,907,948      3,553,820

Net interest income                            3,483,963      3,267,289      6,897,687      6,561,965
Provision for loan losses                         70,000        158,334        110,000        316,667

Net interest income after provision
  for loan losses                              3,413,963      3,108,955      6,787,687      6,245,298

Noninterest income:
  Service fees                                   208,845        217,364        406,773        414,630
  Trust service fees                             191,707        175,000        375,907        357,823
  Investment product commissions                 159,063        111,000        263,555        175,261
  Other operating income                         244,855        253,110        502,298        472,622
Total noninterest income                         804,470        756,474      1,548,533      1,420,336

Noninterest expenses:
  Salaries  and employee benefits              1,457,789      1,390,332      2,881,793      2,797,252
  Occupancy                                      309,669        311,572        641,603        623,366
  Data processing and information systems         96,862        105,583        195,786        214,337
  Purchase core deposit amortization              83,017         77,586        166,034        155,172
  Other operating expenses                       582,920        604,433      1,221,309      1,175,804
Total noninterest expenses                     2,530,257      2,489,506      5,106,525      4,965,931

Income before provision for income taxes       1,688,176      1,375,923      3,229,695      2,699,703
Provision for income taxes                       516,203        375,779        962,221        733,717

Net income                                    $1,171,973     $1,000,144     $2,267,474     $1,965,986

Basic earnings per share                           $0.70          $0.59          $1.35          $1.17

Diluted earnings per share                         $0.69          $0.59          $1.34          $1.17

Cash dividends declared per share                  $0.62          $0.62          $0.84          $0.84

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

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:


                                 Mid-Wisconsin Financial Services, Inc.
                                           and Subsidiary
                       Consolidated Statement of Changes in Stockholders' Equity
                                            (Unaudited)

                                                                                 Accumulated
                                                    Additional                      Other
                                     Common Stock    Paid-In       Retained     Comprehensive
                                         Amount      Capital       Earnings     Income (Loss)    Totals
Balance, December 31, 2003              $168,555   $10,975,920   $21,714,225       $905,490    $33,764,190
Comprehensive Income:
Net Income                                                         2,267,474                     2,267,474
Other comprehensive loss                                                         (1,003,783)    (1,003,783)
Total comprehensive income                                                                       1,263,691

Proceeds from stock benefit plans             10         2,658                                       2,668
Stock-based compensation                                 7,158                                       7,158
Cash dividends paid, $0.84 per share                              (1,415,942)                   (1,415,942)
Balance, June 30, 2004                  $168,565   $10,985,736   $22,565,757      $(98,293)    $33,621,765

  The accompanying notes to the consolidated financial statements are an integral part of these statements.


                           Mid-Wisconsin Financial Services, Inc.
                                    and Subsidiary
                           Consolidated Statements of Cash Flows
                          Six Months Ended June 30, 2004 and 2003
                                     (Unaudited)
                                                                 2004            2003
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                              $2,267,474       $1,965,986
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for depreciation and net amortization         473,853          535,936
        Provision for loan losses                               110,000          316,667
        Loss on premises and equipment disposals                  1,713              858
        Loss on foreclosed real estate                            8,639
        Federal Home Loan Bank stock dividends                  (67,400)         (83,600)
        Stock-based compensation                                  7,158            5,760
        Changes in operating assets and liabilities:
        Loans held for sale                                    (228,625)        (144,660)
        Other assets                                            195,462          277,911
        Other liabilities                                       (26,775)        (468,788)
  Net cash provided by (used in) operating activities         2,741,499        2,406,070

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          Mid-Wisconsin Financial Services, Inc.
                                      and Subsidiary
                          Consolidated Statements of Cash Flows
                         Six Months Ended June 30, 2004 and 2003
                                       (Unaudited)
                                                                        2004           2003

  Cash flows from investing activities:
     Net decrease in interest-bearing deposits
     in other financial institutions                                   598,361           2,006
     Net decrease in federal funds sold                              1,092,157       9,694,449
     Securities available for sale:
          Proceeds from maturities                                  12,204,637      22,197,857
          Payment for purchases                                    (14,461,754)    (20,736,884)
     Payment for purchase of FHLB stock                                (28,500)            -
     Net increase in loans                                          (8,308,152)    (13,024,259)
     Capital expenditures                                             (953,714)       (430,679)
     Proceeds from sale of premises and equipment                        1,600             -
     Proceeds from sale of other real estate                           111,136         291,006
     Purchase of bank-owned life insurance                                          (3,000,000)
  Net cash used in investing activities                             (9,744,229)     (5,006,504)

  Cash flows from financing activities:
     Net increase (decrease) in deposits                            (2,648,737)      8,971,402
     Net increase (decrease) in short-term borrowings                5,102,632      (6,599,807)
     Proceeds from issuance of long-term borrowings                  5,000,000       2,000,000
     Principal payments on long-term borrowings                            -        (3,000,000)
     Proceeds from stock benefit plans                                   2,668           3,198
     Cash dividends paid                                            (1,415,942)     (1,415,036)
   Net cash provided by (used in) financing activities               6,040,621         (40,243)



Net decrease in cash and due from banks                               (962,109)     (2,640,677)
Cash and due from banks at beginning                                13,694,114      15,484,360
Cash and due from banks at end                                     $12,732,005     $12,843,683
  Supplemental cash flow information:
     Cash paid during the year for:
          Interest                                                  $3,167,021      $3,593,343
          Income taxes                                                $900,000        $697,066
Noncash investing and financing activities:
          Loans transferred to other real estate                          $-          $615,359
          Loans charged off                                            $13,905        $241,606
          Loans made in connection with the sale of
          other real estate                                           $150,000            $-

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

Presented below are the calculations for basic and diluted earnings per share:


                                              Three Months Ended June 30,  Six Months Ended June 30,
                                                   2004          2003          2004         2003
Net income available to common stockholders    $1,171,973    $1,000,144    $2,267,474    $1,965,986
Weighted average shares outstanding             1,685,646     1,684,518     1,685,646     1,684,497
Effect of dilutive stock options outstanding          789           482           673           453
Diluted weighted average shares outstanding     1,686,435     1,685,000     1,686,319     1,684,950
Basic earnings per common share                     $0.70         $0.59         $1.35         $1.17
Diluted earnings per common share                   $0.69         $0.59         $1.34         $1.17

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


                                           Three Months Ended June 30,    Six Months Ended June 30,
                                               2004         2003              2004         2003
Stock options granted during the quarter         -            -               3,719        3,541

Fair value of stock options                     $-           $-            $108,781      $99,608

Stock-based compensation expense
included in reported net income               $3,579       $2,880            $7,158       $5,760

NOTE 4 - CHANGES IN ACCOUNTING PRINCIPALS

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105-Application of Accounting Principles to Loan Commitments ("SAB 105"). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company's consolidated results of operations or financial position, as the Company's current accounting treatment for such loan commitments is consistent with the provisions of SAB 105.

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

COMMITMENTS AND CONTINGENCIES

Like many financial institutions located in Wisconsin, the Company's bank subsidiary transferred investment assets to a Nevada investment subsidiary that holds and manages these assets which have not been subject to Wisconsin income tax. Prior to formation of the investment subsidiary, the Company sought and obtained a private letter ruling from the Wisconsin Department of Revenue (the "Department") regarding the non-taxability of the investment subsidiary in the state of Wisconsin. The Department has implemented a program to audit Wisconsin financial institutions which formed investment subsidiaries located in Nevada. The Department has generally indicated that it will assess income or franchise taxes on the income of the Nevada investment subsidiaries of Wisconsin banks. The Company is currently undergoing such an audit; however, the Department has not yet issued an assessment to the Company. The Department recently indicated that it will offer to settle this issue on consistent terms with respect to all Wisconsin banks which maintain out-of-state subsidiaries. The Company believes that it complied with Wisconsin law and the private ruling received from the Department and that it is not liable for any taxes or interest that the Department may claim. Should an assessment be forthcoming, the Company is prepared to defend its position vigorously through the normal administrative appeals process in place at the Department and through other judicial channels should they become necessary. Nevertheless, the Company intends to meet with the Department in the third quarter to discuss the Department's current position with respect to it and similarly situated Wisconsin banks.

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2004 totaled $1.2 million or $0.70 for basic earnings per share and $0.69 for diluted earnings per share. Comparatively, net income for the quarter ended June 30, 2003 was $1.0 million or $0.59 for basic and diluted earnings per share. Operating results for the second quarter 2004 generated an annualized return on average assets of 1.23% and an annualized return on average equity of 13.79%, compared to 1.10% and 12.26% for the comparable quarter in 2003. The net interest margin for the second quarter 2004 was 4.06% compared to 4.00% for the same period 2003.

The increase in net income for the period was primarily due to an increase in net interest income, a reduction in the provision for loan loss, and an increase in noninterest income. This was partially offset by increases in other noninterest expenses and income tax expense.

The following Table 1 presents quarterly summary results of operations.


 Table 1: Summary Results of Operations
 (dollars in thousands, except per share data)
                                           June 30,  March 31, December 31, September 30, June 30,
                                             2004       2004       2003         2003         2003
EARNINGS AND DIVIDENDS
Interest income                             $4,912     $4,894     $4,916       $4,930       $5,023
Interest expense                             1,428      1,480      1,605        1,705        1,756
Net interest income                          3,484      3,414      3,311        3,225        3,267
Provision for loan losses                       70         40         60           80          158
Net interest income after
     provision for loan losses               3,414      3,374      3,251        3,145        3,109
Noninterest income                             804        744        673          888          756
Noninterest expense                          2,530      2,576      2,561        2,494        2,489
Income before provision for income taxes     1,688      1,542      1,363        1,539        1,376
Provision for income taxes                     516        446        372          438          376
Net income                                  $1,172     $1,096       $991       $1,101       $1,000

Return on average assets                      1.23%      1.16%      1.07%        1.18%        1.10%
Return on average equity                     13.79%     12.89%     11.92%       13.59%       12.26%
Tangible equity to assets                     8.78%      8.82%      8.74%        8.48%        8.72%
Net interest margin                           4.06%      4.02%      3.98%        3.89%        4.00%
AVERAGE BALANCE SHEET
Loans net of unearned income              $272,187   $267,330   $264,362     $267,923     $263,189
Assets                                     379,726    377,185    370,975      371,830      363,264
Deposits                                   280,249    282,835    284,134      285,698      277,052
Stockholders' equity                        33,992     34,007     33,259       32,411       32,631
ENDING BALANCE SHEET
Loans net of unearned income              $277,571   $270,016   $269,105     $262,355     $267,118
Assets                                     385,509    375,505    375,225      369,105      369,657
Deposits                                   285,001    276,462    287,649      284,790      283,463
Stockholders' equity                        33,622     34,697     33,764       33,156       32,901
FINANCIAL CONDITION ANALYSIS
Total risk-based capital                     12.82%     12.85%     12.83%       12.85%       12.45%
Net charge-offs to average loans              0.00%      0.00%      0.16%        0.04%        0.07%
Nonperforming assets to loans                 0.69%      0.61%      0.62%        0.69%        1.00%
Efficiency ratio                             57.06%     59.83%     61.92%       58.37%       59.47%
STOCKHOLDERS' DATA
Basic earnings per share                     $0.70      $0.65      $0.59        $0.65        $0.59
Diluted earnings per share                   $0.69      $0.65      $0.59        $0.65        $0.59
Dividends per share                          $0.62      $0.22      $0.22        $0.22        $0.62
Book value per share                        $19.95     $20.58     $20.03       $19.68       $19.53
Dividend payout ratio                         89.2%      33.9%      37.4%        33.7%       104.4%
Average common shares outstanding            1,686      1,686      1,685        1,685        1,685
STOCK PRICE INFORMATION
High                                        $30.00     $29.00     $29.00       $28.65       $28.00
Low                                          29.00      28.50      28.50        28.00        28.00
Market price at quarter end (1)              30.00      29.00      28.50        28.65        28.00

(1) Market value at year-end represents the bid price.  The quotations reflect prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

NET INTEREST INCOME

Net interest income on a tax equivalent basis is the Company's principal source of revenue, accounting for 81.3% of total operating income for the second quarter of 2004, as compared to 81.2% for the same period in 2003. Net interest income represents the difference between interest earned on loans, securities, and other interest earning assets, and the interest expense associated with the deposits and borrowings that fund them. Interest rate fluctuations together with changes in interest earning assets and interest bearing liabilities combine to affect total net interest income. Additionally, net interest income is impacted by the sensitivity of the balance sheet to changes in interest rates, contractual maturities, and repricing frequencies.

Net interest income on a fully taxable equivalent basis increased $201,000, or 5.9%, from $3.4 million for the quarter ended June 30, 2003 to $3.6 million at June 30, 2004. For the comparable six month periods ending June 30, 2004 and 2003, tax adjusted net interest income increased $308,000, or 4.5%, to $7.2 million. As indicated in Tables 3 and 4, the increase in taxable equivalent net interest income was attributable to favorable volume variances of $815,000, while changes in the interest rates resulted in a $507,000 decrease.

The net interest margin was 4.06% at June 30, 2004 up 6 basis points from 4.00% for the comparable quarter in 2003. The net interest margin improved in the second quarter 2004 due to the maturity of an eighteen month certificate of deposit special that was yielding a high interest rate and maturity of a high interest rate long-term Federal Home Loan Bank advance.

Company's management continues to take a proactive asset-liability stance to match the repricing characteristics of assets and liabilities by originating the majority of new or renewed loans at variable rates. With the recent 50 basis point increase in the federal funds rate the net interest margin for the remainder of 2004 should continue to widen as the majority of the loan portfolio will reprice more rapidly than interest-bearing liabilities.

The average yield on earning assets at June 30, 2004 decreased 41 basis points to 5.65% between comparable quarters while the rate paid on interest bearing liabilities decreased 51 basis points to 1.90% at June 30, 2004.

Table 2:  Net Interest Income Analysis - Taxable Equivalent Basis
(dollars in thousands)
                                                Three months ended June 30, 2004     Three months ended June 30, 2003
                                               Average   Interest        Average    Average    Interest     Average
                                               Balance  Income/Expense  Yield/Rate  Balance Income/Expense Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                             $274,986      $4,077         5.93%   $263,189      $4,199       6.38%
Investment securities:
  Taxable                                       53,474         528         3.95%     47,333         530       4.48%
  Tax exempt (2)                                22,873         384         6.72%     23,357         390       6.68%
Other interest earning assets                    6,546          69         4.22%      8,645          66       3.05%
Total earning assets                          $357,879      $5,058         5.65%   $342,524      $5,185       6.06%

Cash and due from banks                        $11,292                              $10,840
Other assets                                    13,354                              $12,742
Allowance for loan losses                       (2,799)                              (2,842)
Total assets                                  $379,726                             $363,264

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:
  Interest bearing demand                      $26,688          $25        0.37%    $28,163         $52       0.74%
  Savings deposits                              71,204          105        0.59%     69,233         136       0.79%
  Time deposits                                140,868          834        2.37%    143,489       1,097       3.06%
Short-term borrowings                           22,042           67        1.22%     11,504          35       1.22%
Long-term borrowings                            40,329          396        3.93%     38,813         436       4.49%
Total interest bearing liabilities            $301,131       $1,428        1.90%   $291,202      $1,756       2.41%

Demand deposits                                 41,491                               36,167
Other liabilities                                3,113                                3,264
Stockholders' equity                            33,991                               32,631
Total liabilities and stockholders' equity    $379,726                             $363,264

Net interest income and rate spread                          $3,630        3.75%                 $3,429       3.66%
Net interest margin                                                        4.06%                              4.00%

   (1) Non-accrual loans are included in the daily average loan balances outstanding.
   (2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
   (3) Interest income includes net loan fees.


Table 3:  Net Interest Income Analysis - Taxable Equivalent Basis
(dollars in thousands)
                                                 Six months ended June 30, 2004       Six months ended June 30, 2003
                                               Average     Interest       Average   Average     Interest       Average
                                               Balance  Income/Expense  Yield/Rate  Balance  Income/Expense  Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                             $272,542       $8,127        6.00%   $259,936        $8,312        6.43%
Investment securities:
  Taxable                                       52,782        1,078        4.11%     48,478         1,187        4.92%
  Tax exempt (2)                                23,208          761        6.59%     23,589           790        6.73%
Other interest earning assets                    7,818          134        3.45%     11,231           149        2.67%
Total earning assets                          $356,350      $10,100        5.70%   $343,234       $10,438        6.12%

Cash and due from banks                        $11,277                              $10,946
Other assets                                    13,612                              $11,993
Allowance for loan losses                       (2,783)                              (2,818)
Total assets                                  $378,456                             $363,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing demand                      $27,704          $52        0.38%    $29,026          $110        0.76%
  Savings deposits                              72,478          216        0.60%     68,667           267        0.78%
  Time deposits                                140,861        1,735        2.48%    142,459         2,210        3.12%
Short-term borrowings                           19,792          116        1.18%     12,956            82        1.27%
Long-term borrowings                            40,164          789        3.95%     39,403           885        4.52%
Total interest bearing liabilities            $300,999       $2,908        1.94%   $292,511        $3,554        2.44%

Demand deposits                                 40,501                               35,285
Other liabilities                                2,956                                3,161
Stockholders' equity                            34,000                               32,398
Total liabilities and stockholders'
equity                                        $378,456                             $363,355

Net interest income and rate spread                          $7,192        3.76%                   $6,884        3.66%
Net interest margin                                                        4.06%                                 4.04%

   (1) Non-accrual loans are included in the daily average loan balances outstanding.
   (2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
   (3) Interest income includes net loan fees.


Table 4:  Interest Income and Expense Volume and Rate Analysis
(dollars in thousands)
                                          2004 compared to 2003
                                        Increase (Decrease) Due to
                                       Volume       Rate        Net
Interest Income:
  Loans (2)                              811       (996)       (185)
Investment securities:
  Taxable                                212       (321)       (109)
  Tax exempt (2)                         (26)        (3)        (29)
Other interest income                    (91)        76         (15)
Total earning assets (2)                 906     (1,244)       (338)

Interest Expense:
  Interest bearing demand                (10)       (48)        (58)
  Savings deposits                        30        (81)        (51)
  Time deposits                          (50)      (425)       (475)
  Short-term borrowings                   87        (53)         34
  Long-term borrowings                    34       (130)        (96)
Total interest-bearing liabilities        91       (737)       (646)
Net Interest Income (2)                  815       (507)        308

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

The provision for loan losses for the three months ended June 30, 2004 decreased $88,000 to $70,000 compared to $158,000 for the second quarter of 2003. Management believes that the current allowance conforms with the Company's loan loss reserve policy and is adequate in view of the present condition of the Company's loan portfolio. See additional discussion under section "Allowance for Loan Losses."

NONINTEREST INCOME

Table 5:  Noninterest Income
(dollars in thousands)
                                          Three months ended              Six months ended
                                    June 30,   June 30,   Percent   June 30,   June 30,   Percent
                                      2004       2003     Change      2004       2003     Change
Service fees                          $209       $217       -3.7%     $407       $415       -1.9%
Trust service fees                     192        175        9.7%      376        358        5.0%
Investment product commissions         159        111       43.2%      263        175       50.3%
Gains from sale of loans                65         90      -27.8%      113        178      -36.5%
Bank owned life insurance               32         19       68.4%       67         19      252.6%
Other operating income                 147        144        2.1%      322        275       17.1%
Total noninterest income              $804       $756        6.3%   $1,548     $1,420        9.0%


Trust service fees increased $17,000 between comparable quarters of 2004 and 2003. The Trust Department has seen an increase in new accounts during 2004 as clients are utilizing our alliance with Northstar Asset Management Inc. to provide proprietary research.

Investment product commissions consist of annuity sales, brokerage services, mutual fund sales, life insurance commissions, self-directed IRA fees, and financial planning fees. Investment product commissions increased $48,000 to $159,000 in the second quarter of 2004 compared to the same quarter in 2003. Investment clients are employing funds that have been parked in bank deposits back into annuities and mutual funds.

Gains from sales of loans were affected by a slowdown in mortgage refinancing activities due to higher mortgage rates in 2004. As a direct result, fee income from the sale of loans to the secondary market decreased $25,000 between the comparable quarters.

Income from bank owned life insurance (BOLI) was $32,000 for the second quarter 2004 compared to $19,000 during the second quarter 2003. The Company made BOLI purchases of $1.5 million in April 2003 and an additional $1.5 million purchase in June 2003 that impacted those results.

For the first six months of 2004, noninterest income increased $128,000, or 9.0%, to $1.5 million from the same period one year ago.

Trust service fees increased $18,000 for the first six months of 2004 compared to the same period in 2003. The majority of the increase occurred in the second quarter 2004 as fees were collected on the appreciation of the trust portfolio and the increase in new trust accounts since year-end.

Investment product commissions increased $88,000 to $263,000 for the first six months of 2004 compared to the same period in 2003. The increase in fees between years is attributable to the addition of staff offering investment products to additional Bank market areas and increased sales of annuities and mutual funds.

Gains from sales of loans were affected by a slowdown in mortgage refinancing activities due to higher mortgage rates in 2004. Sales of loans for the six months ended June 30, 2004 were $7.0 million compared to $11.0 million for the same period a year earlier. While the Company has experienced a slowdown in refinancing activity similar to industry this decline has been less of an impact on noninterest income as other financial institutions have experienced. Fee income from the sale of loans to the secondary market decreased $65,000 between the comparable periods.

Income from BOLI was $67,000 for the first six months of 2004 compared to $19,000 during the same period in 2003. The Company made BOLI purchases of $1.5 million in April 2003 and an additional $1.5 million purchase in June 2003 that impacted those results.

Other operating income increased $47,000 to $322,000 for the first six months of 2004 compared to the same period in 2003. This increase included a $30,000 settlement for mold clean-up costs at one of the branches and $12,000 restitution received from a loan customer.

NONINTEREST EXPENSE


Table 6:  Noninterest Expense
(dollars in thousands)

                                           Three months ended              Six months ended
                                     June 30,   June 30,   Percent   June 30,   June 30,   Percent
                                       2004       2003     Change      2004       2003     Change
Salaries and employee benefits       $1,458     $1,390        4.9%   $2,882     $2,797        3.0%
Occupancy                               310        312       -0.6%      642        623        3.0%
Data processing and
information systems                      97        105       -7.6%      196        215       -8.8%
Amortization of intangibles              83         78        6.4%      166        155        7.1%
Other operating expenses                582        604       -3.6%    1,220      1,176        3.7%
Total noninterest expenses           $2,530     $2,489        1.6%   $5,106     $4,966        2.8%

Salaries and employee benefits for the second quarter 2004 increased $68,000 over second quarter 2003. The incentive compensation program was reevaluated in 2004. The program will not accrue incentive expense monthly but will expense the total bonus in the fourth quarter of each year as long as net income meets a predetermined amount. By discontinuing the monthly accrual, benefit expense decreased $27,000 for the quarter ended June 30, 2004 but this was offset by an increase in salaries and health insurance premiums.

Data processing and information systems expenses decreased due to decreased software maintenance and amortization expenses and data connection costs between the branches. Other operating expenses decreased $22,000 due to loan servicing expense and investment expense. Loan servicing expense decreased $50,000 between comparable quarters due to holding costs associated with other real estate in 2003 and the recovery of repossessed property expenses in the second quarter 2004. Fees associated with funding the balance sheet increased $25,000 between comparable quarters due to fees paid to attain brokered deposits and expenses to provide pledging instruments for municipal deposits and cash management accounts.

For the first six months of 2004, noninterest expense increased $140,000, or 2.8%, to $5.1 million from the same period one year ago.

Salaries and employee benefits for the first six months of 2004 increased $85,000 compared to the same period in 2003. The incentive compensation program was reevaluated in 2004. The program will not accrue incentive expense monthly but will expense the total bonus in the fourth quarter of each year as long as net income meets a predetermined amount. By discontinuing the monthly accrual, benefit expense decreased $69,000 for the period ended June 30, 2004 but this was offset by an increase in salaries and health insurance premiums.

Data processing and information systems expenses decreased $19,000 due to decreased software maintenance and amortization expenses and data connection costs between the branches.

BALANCE SHEET ANALYSIS

LOANS

At June 30, 2004, total loans increased $8.7 million, or 3.2%, to $278.1 million from $269.4 million at December 31, 2003.


Table 7:  Period End Loan Composition
(dollars in thousands)
                                   June 30,   % of   June 30,   % of   December 31,   % of
                                     2004    total     2003    total       2003      total
Commercial                        $44,290    15.9%  $53,966    20.1%    $47,268      17.5%

Real estate commercial             94,233    33.9%   81,920    30.6%     87,244      32.4%

Agricultural                       36,147    13.0%   34,395    12.8%     35,739      13.3%

Real estate construction            9,560     3.4%    9,071     3.4%      9,306       3.5%

Real estate residential            84,597    30.4%   79,399    29.6%     80,829      30.0%

Installment                         9,303     3.4%    9,303     3.5%      9,050       3.3%

Total loans (including
loans held for sale)             $278,130   100.0% $268,054  100.0%    $269,436     100.0%

The Company's loan portfolio mix has remained relatively stable since December 31, 2003, with the exception of commercial and real estate commercial categories. During the first quarter 2004 the Company had loan payoffs of approximately $7.0 million in these two categories. One large commercial credit was refinanced with another financial institution. The remaining $4.0 million of loan payoffs were from participation loans. During the second quarter of 2004 the Company was able to grow its loan portfolio primarily in real estate commercial and residential categories.

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

Based on management's analysis of the loan portfolio risk at June 30, 2004 a provision for loan loss of $70,000 was recorded for the three months ended June 30, 2004, a decrease of $88,000 or 55.7%, compared to a year ago. Improved credit quality, decreased non-accruals and delinquencies in the loan portfolio between comparable periods has led the Company to provide less for anticipated losses. Net loan recoveries were $3,000 for the three months ended June 30, 2004, compared to net loan charge-offs of $183,000 for the same period 2003.


Table 8:  Allowance for Loan Losses and Nonperforming Assets
(dollars in thousands)
                                   At and for the     At and for the
                                  Six months ended      Year ended
                                      June 30,         December 31,
                                 2004         2003         2003
Allowance for loan losses at
beginning of year               $2,732       $2,702       $2,702
Loans charged off                  (14)        (242)        (479)
Recoveries                          22           14           53
Provision for loan losses          110          317          456
Allowance for loan losses at
end of period                   $2,850       $2,791       $2,732

Nonperforming assets
Nonaccrual loans                $1,154       $1,112         $136
Impaired loans                    $370       $1,034         $457
Accruing loans past due 90
days or more                        31           34           35
Restructured loans                 358            0          320
Total nonperforming loans        1,913        2,180          948
Other real estate owned              0           90          270
Total nonperforming assets      $1,913       $2,270       $1,218

Ratios
Allowance for loan losses to
total loans at end of period      1.02%        1.04%        1.02%
Net charge-offs during the
period to average loans
outstanding                       0.00%        0.09%        0.16%

In the opinion of management, the allowance for loan losses was adequate as of June 30, 2004. While management uses available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions and the impact of such changes on borrowers.

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

Nonperforming assets were $1.9 million at June 30, 2004 compared to $1.2 million at December 31, 2003. Nonaccrual loans increased $765,000 from year-end and represented $1.3 million of nonperforming assets at June 30, 2004.
Real estate nonaccrual loans accounted for $1.0 million of the total, of which $608,000 was residential real estate and $428,000 was agricultural real estate, while commercial non-accruals accounted for $239,000. There was no other real estate owned at June 30, 2004.

LIQUIDITY

The Bank's Asset Liability Management process provides a unified approach to management of liquidity, capital, interest rate risk, and providing adequate funds to support the borrowing requirements and deposit flow of its customers. Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet requirements of depositors and borrowers, as well as the operating needs of the Company. Management views liquidity as the ability to raise cash at a reasonable cost, or with minimal loss, and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes.

The Bank's primary funding source is deposits. Average deposits as a percentage of other funding sources used were 79.3% at June 30, 2004 and 82.7% at June 30, 2003. The Bank employs non-deposit funding sources such as Federal Home Loan Bank advances, federal funds purchased, and corporate funds in the form of repurchase agreements. The Bank also relies on cash flow from its investment and loan portfolios in the form of interest and principal paydowns as a constant source of liquidity.

Table 9:  Period End Deposit Composition
(dollars in thousands)
                                  June 30,    % of    June 30,    % of    December 31,    % of
                                    2004      total     2003      total       2003        total
Non-interest bearing demand       $42,242     14.8%   $38,624     13.6%     $39,949        13.9%
Interest-bearing demand            26,833      9.4%    30,115     10.6%      28,242         9.8%
Savings deposits                   71,133     25.0%    68,954     24.3%      73,082        25.4%
Time deposits                     124,794     43.8%   135,270     47.7%     135,876        47.2%
Brokered deposits                  19,999      7.0%    10,500      3.8%      10,500         3.7%
Total                            $285,001    100.0%  $283,463    100.0%    $287,649       100.0%

Total deposits at June 30, 2004 decreased $2.6 million, or 0.9%, to $285.0 million from December 31, 2003. Time deposits decreased over $11.0 million from year-end due to a maturing eighteen month certificate of deposit special. The Company acquired an additional $9.5 million of brokered deposits in 2004 to fund asset growth.

CAPITAL

Stockholders' equity at June 30, 2004 decreased $142,000 to $33.6 million from $33.8 million at December 31, 2003. The change in equity between the two periods was primarily composed of the retention of earnings with offsetting decreases to equity from the payment of dividends. Stockholders' equity at June 30, 2004 included $98,000 of accumulated other comprehensive loss, related to unrealized losses on securities available-for-sale, net of the tax effect. At December 31, 2003 stockholders' equity included $905,000 of accumulated other comprehensive income, related to unrealized gains on securities available-for-sale, net of the tax effect.

Cash dividends of $0.62 per common share were paid for the quarters ended June 30, 2004 and 2003.

The adequacy of the Company's capital is reviewed regularly to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of June 30, 2004 the Company's capital ratios were well in excess of regulatory minimums.

The following are the Company's risk based capital ratios for the previous five quarters:

Table 10:  Capital Ratios
                                     Tier 1 Capital     Total Capital
June 30, 2004                             11.8%              12.8%
March 31, 2004                            12.1%              13.1%
December 31, 2003                         11.8%              12.9%
September 30, 2003                        11.4%              12.5%
June 30, 2003                             11.9%              13.0%

Regulatory minimum requirements            4.0%               8.0%

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

The annual meeting of shareholders of the Company was held on April 27, 2004. The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

    MATTER                                        SHARES

                                                                        Broker
                                 For       Against  Withheld  Abstain  Non-Vote
   Election of Directors
1  Norman A. Hatlestad           1,512,875   N/A     17,969      N/A       0

   James F. Melvin               1,514,475   N/A     16,369      N/A       0

   Robert J. Schoofs             1,514,475   N/A     16,369      N/A       0

2  Approval of the
   appointment of
   independent auditors
   for the year ending December
   31, 2004                      1,522,062    0       5,644       0        0

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

(b) Reports on Form 8-K:

Form 8-K dated April 28, 2004. The Company filed a Form 8-K on April 28, 2004, reporting earning information for the quarter ended March 31, 2004, under Item 5 and additional disclosures under Item12, Results of Operations and Financial Condition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  AUGUST 13, 2004      GENE C. KNOLL
                            Gene C. Knoll, President and Chief Executive Officer
                            (Principal Executive Officer)


Date:  AUGUST 13, 2004      RHONDA R. KELLEY
                            Rhonda R. Kelley, Controller
                            (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                      to
                                   FORM 10-Q
                                      of
                     MID-WISCONSIN FINANCIAL SERVICES, INC.
                  for the quarterly period ended June 30, 2004
                  Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. <section>232.102(d))



The following exhibits are filed as part this report:

31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002