Form 10-Q
period 2004-09-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2004-11-15
CIK 785024

FORM 10-Q
                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                                       OR
{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 3, 2004, there were 1,697,146 shares of $0.10 par value common stock outstanding.

                    MID-WISCONSIN FINANCIAL SERVICES, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION                                        PAGE

         Item 1. Financial Statements

                 Consolidated Balance Sheets
                 September 30, 2004 and December 31, 2003               3

                 Consolidated Statements of Income
                 Three Months Ended September 30, 2004 and 2003
                 And Nine Months Ended September 30, 2004 and 2003      4

                 Consolidated Statements of Changes in Stockholders'
                 Equity
                 Nine Months Ended September 30, 2004                   5

                 Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 2004 and 2003         5-6

                 Notes to Consolidated Financial Statements            7-8

         Item 2. Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                            8-22

         Item 3. Quantitative and Qualitative Disclosures
                 About Market Risk                                     22

         Item 4. Controls and Procedures                               22

PART II. OTHER INFORMATION

         Item 6. Exhibits                                              22

                 Signatures                                            23

                 Exhibit Index                                         24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                               Mid-Wisconsin Financial Services, Inc.
                                         and Subsidiary
                                   Consolidated Balance Sheets
                                                              September 30, 2004  December 31, 2003
                                                                   (Unaudited)        (Audited)
ASSETS
Cash and due from banks                                             $9,496,990       $13,694,114
Interest-bearing deposits in other financial institutions               18,848           614,128
Federal funds sold                                                   3,982,700         1,628,359
Securities available for sale -At fair value                        81,908,655        77,988,188
Federal Home Loan Bank stock (at cost)                               2,500,000         2,154,100
Loans held for sale                                                  1,198,700           330,775
Loans receivable, net of allowance for loan losses of
  $2,822,697 in 2004 and $2,732,447 in 2003                        279,793,931       266,372,637
Accrued interest receivable                                          1,610,511         1,613,617
Premises and equipment                                               6,255,335         5,596,313
Intangible assets                                                      314,491           563,543
Goodwill                                                               295,316           295,316
Other assets                                                         4,310,995         4,373,457
TOTAL ASSETS                                                      $391,686,472      $375,224,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                       $43,250,483       $39,949,256
Interest-bearing deposits                                          243,428,943       247,700,052
  Total deposits                                                   286,679,426       287,649,308
Short-term borrowings                                               22,117,408        11,294,262
Long-term borrowings                                                45,000,000        40,000,000
Accrued interest payable                                             1,021,531         1,206,178
Accrued expenses and other liabilities                               1,779,790         1,310,609
Total liabilities                                                  356,598,155       341,460,357
Stockholders' equity:
  Common stock-Par value $.10 per share:
      Authorized - 6,000,000 shares
      Issued & outstanding - 1,685,646 shares in 2004
      and 1,685,550 shares in 2003                                     168,565           168,555
Additional paid-in capital                                          10,985,736        10,975,920
Retained earnings                                                   23,345,170        21,714,225
Accumulated other comprehensive income                                 588,846           905,490
Total stockholders' equity                                          35,088,317        33,764,190
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $391,686,472      $375,224,547

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

ITEM 1.  Financial Statements Continued:


                                         Mid-Wisconsin Financial Services, Inc.
                                                     and Subsidiary
                                          Consolidated Statements of Income
                                                      (Unaudited)

                                                     Three months ended                       Nine Months Ended
                                            September 30, 2004  September 30, 2003  September 30, 2004  September 30, 2003
Interest and Dividend Income:
  Loans, including fees                          $4,212,103          $4,179,868         $12,303,134         $12,438,272
  Securities
     Taxable                                        629,863             455,243           1,828,235           1,708,856
     Tax-exempt                                     244,500             257,525             747,005             779,815
  Other interest and dividend income                 28,529              37,236              42,256             118,714
Total interest and dividend income                5,114,995           4,929,872          14,920,630          15,045,657
Interest expense:
  Deposits                                        1,026,238           1,265,363           3,028,931           3,852,640
  Short-term borrowings                              86,755              32,642             203,147             114,406
  Long-term borrowings                              437,976             407,044           1,226,839           1,291,823
Total interest expense                            1,550,969           1,705,049           4,458,917           5,258,869
Net interest income                               3,564,026           3,224,823          10,461,713           9,786,788
Provision for loan losses                            75,000              80,000             185,000             396,667
Net interest income after provision
  for loan losses                                 3,489,026           3,144,823          10,276,713           9,390,121
Noninterest income:
  Service fees                                      222,158             208,462             628,931             623,092
  Trust service fees                                189,817             182,916             565,724             540,739
  Investment product commissions                     88,410             161,556             351,965             336,817
  Other operating income                            241,373             334,748             743,671             807,370
Total noninterest income                            741,758             887,682           2,290,291           2,308,018
Noninterest expenses:
  Salaries and employee benefits                  1,414,039           1,402,074           4,295,832           4,199,326
  Occupancy                                         305,511             310,071             947,114             933,437
  Data processing and information systems            96,596             104,151             292,382             318,488
  Purchase core deposit amortization                 83,018              77,586             249,052             232,758
  Other operating expenses                          603,017             599,385           1,824,326           1,775,189
Total noninterest expenses                        2,502,181           2,493,267           7,608,706           7,459,198
Income before provision for income taxes          1,728,603           1,539,238           4,958,298           4,238,941
Provision for income taxes                          578,347             438,451           1,540,568           1,172,168
Net income                                       $1,150,256          $1,100,787          $3,417,730          $3,066,773
Basic earnings per share                              $0.68               $0.65               $2.03               $1.82
Diluted earnings per share                            $0.68               $0.65               $2.02               $1.82
Cash dividends declared per share                     $0.22               $0.22               $1.06               $1.06

The accompanying notes to the consolidated financial statements are an integral part of these statements.


ITEM 1.  Financial Statements Continued:

                                         Mid-Wisconsin Financial Services, Inc.
                                                   and Subsidiary

                              Consolidated Statement of Changes in Stockholders' Equity
                                                    (Unaudited)
<CAPTTION>
                                                                                                  Accumulated
                                                                  Additional                         Other
                                                Common Stock        Paid-In          Retained     Comprehensive
                                                   Amount           Capital          Earnings     Income (Loss)        Totals
Balance, December 31, 2003                        $168,555       $10,975,920       $21,714,225       $905,490       $33,764,190
Comprehensive Income:
Net Income                                                                           3,417,730                        3,417,730
Other comprehensive loss                                                                             (316,644)         (316,644)
Total comprehensive income                                                                                            3,101,086

Proceeds from stock benefit plans                       10             2,658                                              2,668
Stock-based compensation                                               7,158                                              7,158
Cash dividends paid, $1.06 per share                                                (1,786,785)                      (1,786,785)
Balance, September 30, 2004                       $168,565       $10,985,736       $23,345,170       $588,846       $35,088,317

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                            Mid-Wisconsin Financial Services, Inc.
                                       and Subsidiary
                            Consolidated Statements of Cash Flows
                        Nine Months Ended September 30, 2004 and 2003
                                         (Unaudited)
                                                                     2004             2003
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                                  $3,417,730       $3,066,773
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for depreciation and amortization                 725,686          798,267
        Provision for loan losses                                   185,000          396,667
        (Gain) loss on premises and equipment disposals               1,613             (542)
        Loss on foreclosed real estate                                8,639            2,000
        Federal Home Loan Bank stock dividends                     (100,300)        (117,100)
        Stock-based compensation                                      7,158            5,760
        Changes in operating assets and liabilities:
        Loans held for sale                                        (867,925)        (364,035)
        Other assets                                                (33,486)          33,401
        Other liabilities                                           284,534         (460,177)
  Net cash provided by operating activities                       3,628,649        3,361,014

ITEM 1.  Financial Statements Continued:

                               Mid-Wisconsin Financial Services, Inc.
                                         and Subsidiary
                               Consolidated Statements of Cash Flows
                           Nine Months Ended September 30, 2004 and 2003
                                          (Unaudited)
                                                                           2004            2003
  Cash flows from investing activities:
     Net decrease in interest-bearing deposits
     in other financial institutions                                       595,280            3,251
     Net (increase) decrease in federal funds sold                      (2,354,341)       6,049,453
     Securities available for sale:
          Proceeds from maturities                                      16,970,215       34,212,641
          Payment for purchases                                        (21,394,569)     (34,738,133)
     Payment for purchase of FHLB stock                                   (245,600)             -
     Net increase in loans                                             (13,456,294)      (8,763,269)
     Capital expenditures                                               (1,122,447)        (662,868)
     Proceeds from sale of premises and equipment                            1,700            1,400
     Proceeds from sale of other real estate                               111,136          290,465
     Purchase of bank-owned life insurance                                               (3,000,000)
  Net cash used in investing activities                                (20,894,920)      (6,607,060)

  Cash flows from financing activities:
     Net increase (decrease) in deposits                                  (969,882)      10,298,353
     Net increase (decrease) in short-term borrowing                    10,823,146       (4,742,755)
     Proceeds from issuance of long-term borrowings                     10,000,000        4,000,000
     Principal payments on long-term borrowings                         (5,000,000)      (9,000,000)
     Proceeds from stock benefit plans                                       2,668            3,198
     Cash dividends paid                                                (1,786,785)      (1,785,648)
   Net cash provided by (used in) financing activities                  13,069,147       (1,226,852)

Net decrease in cash and due from banks                                 (4,197,124)      (4,472,898)
Cash and due from banks at beginning                                    13,694,114       15,484,360
Cash and due from banks at end                                          $9,496,990      $11,011,462
  Supplemental cash flow information:
     Cash paid during the year for:
          Interest                                                      $4,654,312       $5,266,794
          Income taxes                                                  $1,370,000       $1,193,066
Noncash investing and financing activities:
          Loans transferred to other real estate                              $-         $1,553,536
          Loans charged off                                               $117,372         $376,736
          Loans made in connection with the sale of other real estate     $150,000         $536,840

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

Presented below are the calculations for basic and diluted earnings per share:

                                                    Three Months Ended         Nine Months Ended
                                                        September 30,             September 30,
                                                    2004          2003          2004         2003

Net income available to common stockholders     $1,150,256    $1,100,787    $3,417,730    $3,066,773
Weighted average shares outstanding              1,685,646     1,684,598     1,685,646     1,684,531
Effect of dilutive stock options outstanding           948           656           711           500
Diluted weighted average shares outstanding      1,686,594     1,685,254     1,686,357     1,685,031
Basic earnings per common share                      $0.68         $0.65         $2.03         $1.82
Diluted earnings per common share                    $0.68         $0.65         $2.02         $1.82

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

                                   Three Months Ended     Nine Months Ended
                                      September 30,        September 30,
                                      2004     2003        2004       2003


Stock options granted                   -        -         3,719      3,541
Fair value of stock options            $-       $-      $108,781    $99,608

Stock-based compensation expense
included in reported net income        $-       $-        $7,158     $5,760


Note 4 - Changes in Accounting Principals

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105-Application of Accounting Principles to Loan Commitments ("SAB 105"). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB 105 had no impact on the Company's consolidated results of operations or financial position, as the Company's current accounting treatment for such loan commitments is consistent with the provisions of SAB 105.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is presented to assist in the understanding and evaluation of the Company's financial condition and results of operations for the three and nine months ended September 30, 2004 and 2003. It is intended to complement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

Forward-looking statements have been made in this document that are subject to risks and uncertainties. While the Company believes that these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report.

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

ALLOWANCE FOR LOAN LOSSES: Management's evaluation process used to determine the adequacy of the allowance for loan losses is subject to the use of estimates, assumptions, judgments and combines several factors: management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Company believes the allowance for loan losses is adequate and properly recorded in the financial statements. See additional discussion under section "Allowance for Loan Losses."

Commitments and Contingencies

Like many financial institutions located in Wisconsin, an investment subsidiary of the Company located in the state of Nevada holds and manages various investment assets. Prior to beginning operations, the Company sought and obtained a private letter ruling from the Wisconsin Department of Revenue (the "Department") to the effect that the income of this subsidiary would not be subject to Wisconsin income tax. In an audit program covering all Wisconsin financial institutions which operate similar subsidiaries, the Department has taken the position that a portion of the income of the out-of-state subsidiaries is taxable in Wisconsin. The Company believes its practices were in compliance with Wisconsin law. However, given the cost and risks associated with litigation, the Company is discussing a settlement of this matter with the Department on terms which are consistent with those offered by the Department to other financial institutions subject to audit. The Company anticipates that should the audit be settled on these terms, there would be no adverse material effect on the results of operations for the year as no material increase in the Company's tax accrual would be required to reflect the anticipated settlement amount.

Results of Operations

Net income for the quarter ended September 30, 2004 totaled $1.2 million or $0.68 for basic and diluted earnings per share. Comparatively, net income for the quarter ended September 30, 2003 was $1.1 million or $0.65 for basic and diluted earnings per share. Operating results for the third quarter 2004 generated an annualized return on average assets of 1.17% and an annualized return on average equity of 13.54%, compared to 1.18% and 13.59% for the comparable quarter in 2003. The net interest margin for the third quarter 2004 was 4.00% compared to 3.89% for the same period 2003.

For the nine months ended September 30, 2004, earnings increased $351,000 or 11.4%, to $3.4 million from $3.1 million for the same period in 2003. Basic and fully diluted earnings per share of $2.03 and $2.02, respectively, were reported for the nine months ended September 30, 2004 compared to $1.82 for basic and diluted earnings per share for the same period last year.

The increase in net income for both the three-month and nine-month periods was primarily due to an increase in net interest income, and a reduction in the provision for loan loss. This was partially offset by increases in other noninterest expenses and income tax expense.

The following Table 1 presents quarterly summary results of operations.

Table 1: Summary Results of Operations
(dollars in thousands, except per share data)

                                                  September 30,  June 30,  March 31,  December 31,  September 30,
                                                       2004        2004       2004        2003            2003
EARNINGS AND DIVIDENDS
Interest income                                       $5,115      $4,912     $4,894      $4,916          $4,930
Interest expense                                       1,551       1,428      1,480       1,605           1,705
Net interest income                                    3,564       3,484      3,414       3,311           3,225
Provision for loan losses                                 75          70         40          60              80
Net interest income after
  provision for loan losses                            3,489       3,414      3,374       3,251           3,145
Noninterest income                                       742         804        744         673             888
Noninterest expense                                    2,503       2,530      2,576       2,561           2,494
Income before provision for income taxes               1,728       1,688      1,542       1,363           1,539
Provision for income taxes                               578         516        446         372             438
Net income                                            $1,150      $1,172     $1,096        $991          $1,101

Return on average assets                                1.17%       1.23%      1.16%       1.07%           1.18%
Return on average equity                               13.54%      13.79%     12.89%      11.92%          13.59%
Tangible equity to assets                               8.50%       8.78%      8.82%       8.74%           8.48%
Net interest margin                                     4.00%       4.06%      4.02%       3.98%           3.89%
AVERAGE BALANCE SHEET
Loans net of unearned income                        $275,911    $272,187   $267,330    $264,362        $267,923
Assets                                               392,438     379,726    377,185     370,975         371,830
Deposits                                             289,556     280,249    282,835     284,134         285,698
Stockholders' equity                                  33,967      33,992     34,007      33,259          32,411
ENDING BALANCE SHEET
Loans net of unearned income                        $282,617    $277,571   $270,016    $269,105        $262,355
Assets                                               391,686     385,509    375,505     375,225         369,105
Deposits                                             286,679     285,001    276,462     287,649         284,790
Stockholders' equity                                  35,088      33,622     34,697      33,764          33,156
FINANCIAL CONDITION ANALYSIS
Total risk-based capital                               12.84%      12.82%     12.85%      12.83%          12.85%
Net charge-offs to average loans                        0.04%       0.00%      0.00%       0.16%           0.04%
Nonperforming assets to loans                           0.65%       0.69%      0.61%       0.62%           0.69%
Efficiency ratio                                       56.34%      57.06%     59.83%      61.92%          58.37%
STOCKHOLDERS' DATA
Basic earnings per share                               $0.68       $0.70      $0.65       $0.59           $0.65
Diluted earnings per share                             $0.68       $0.69      $0.65       $0.59           $0.65
Dividends per share                                    $0.22       $0.62      $0.22       $0.22           $0.22
Book value per share                                  $20.82      $19.95     $20.58      $20.03          $19.68
Dividend payout ratio                                   32.2%       89.2%      33.9%       37.4%           33.7%
Average common shares outstanding                      1,686       1,686      1,686       1,685           1,685
STOCK PRICE INFORMATION
High                                                  $30.80      $30.00     $29.00     $29.00           $28.65
Low                                                    28.50       29.00      28.50      28.50            28.00
Market price at quarter end (1)                        30.80       30.00      29.00      28.50            28.65

(1) Market value at year-end represents the bid price.  The quotations reflect prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

Net Interest Income

Net interest income is the Company's principal source of revenue, accounting for 82.8% of total operating income for the third quarter of 2004, as compared to 78.4% for the same period in 2003. Net interest income represents the difference between interest earned on loans, securities, and other interest earning assets, and the interest expense associated with the deposits and borrowings that fund them. Interest rate fluctuations together with changes in interest earning assets and interest bearing liabilities combine to affect total net interest income. Additionally, net interest income is impacted by the sensitivity of the balance sheet to changes in interest rates, contractual maturities, and repricing frequencies.

Net interest income on a fully taxable equivalent basis increased $316,000, or 9.3%, from $3.4 million for the quarter ended September 30, 2003 to $3.7 million at September 30, 2004. For the comparable nine month periods ending September 30, 2004 and 2003, tax adjusted net interest income increased $624,000, or 6.2%, to $10.9 million.

The net interest margin was 4.00% at September 30, 2004 up 11 basis points from 3.89% for the comparable quarter in 2003. This increase was attributable to a 13 basis point increase in the interest rate spread, the net of a 31 basis point reduction in the cost of interest bearing liabilities offset by an 18 basis point reduction in the yield on earning assets. During the nine months ended September 30, 2004, the net interest margin was 4.03% compared to 3.98% for the comparable period in 2003.

Recently the Company took the position that the majority of new or renewed loans would be written at variable rates. The prolonged lower interest rate environment favorably lowered the cost of funding, but also lowered yields on earning assets, putting pressure on the interest margin. With the recent increase in interest rates for the first time in several years the Company is experiencing an improved yield on earning assets but also experiencing an increase in the cost of interest bearing liabilities. During the quarter ended September 30, 2004, the net interest margin has declined to 4.00% from 4.06% at June 30, 2004. Although the yield on earning assets increased to 5.67% at September 30, 2004 from 5.65% at June 30, 2004 the cost of liabilities has increased nine basis points to 1.99% during the same period. The Company has been able to control core deposit rates but the short-term borrowings which averaged $20.3 million in the third quarter 2004 increased 49 basis points in cost since June 30, 2004 due to the repricing of those funds. The net interest margin in the upcoming quarter will be primarily impacted by the ability to control the funding costs of deposits and borrowings used to fund the balance sheet.

For the three months ended September 30, 2004, average-earning assets increased $22.0 million, or 6.3%, when compared to the same period last year. The Company recorded an increase in average loans of $10.8 million, or 4.0%, for the third quarter of 2004 compared to the same period one year ago. For the nine months ended September 30, 2004, average-earning assets increased $16.2 million, or 4.7%, compared to the same period last year. The Company recorded an increase of average loans of $12.0 million, or 4.6%, for the nine months ended September 30, 2004 compared to the same period one year ago.

Table 2: Quarterly Net Interest Income Analysis - Taxable Equivalent Basis (dollars in thousands)

                                                   Three months ended September 30, 2004  Three months ended September 30, 2003
                                                   Average      Interest       Average    Average    Interest       Average
                                                   Balance   Income/Expense   Yield/Rate  Balance  Income/Expense  Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                                 $278,767       $4,222          6.06%    $267,923     $4,206         6.28%
Investment securities:
  Taxable                                           55,336          563          4.07%      48,003        421         3.51%
  Tax exempt (2)                                    22,643          370          6.54%      23,590        390         6.61%
Other interest earning assets                       13,412           95          2.85%       8,594         72         3.35%
Total earning assets                              $370,158       $5,250          5.67%    $348,110     $5,089         5.85%

Cash and due from banks                            $11,965                                 $12,064
Other assets                                        13,172                                 $14,486
Allowance for loan losses                           (2,856)                                 (2,830)
Total assets                                      $392,438                                $371,830

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing demand                          $27,012          $25          0.38%     $28,561        $44         0.62%
  Savings deposits                                  69,200          107          0.62%      70,584        128         0.73%
  Time deposits                                    149,838          893          2.39%     147,015      1,093         2.97%
Short-term borrowings                               20,329           87          1.71%      12,647         33         1.04%
Long-term borrowings                                45,435          438          3.86%      37,717        407         4.32%
Total interest bearing liabilities                $311,814       $1,550          1.99%    $296,524     $1,705         2.30%

Demand deposits                                     43,505                                  39,538
Other liabilities                                    3,152                                   3,357
Stockholders' equity                                33,967                                  32,411
Total liabilities and stockholders' equity        $392,438                                $371,830

Net interest income and rate spread                              $3,700          3.68%                 $3,384         3.55%
Net interest margin                                                              4.00%                                3.89%

   (1) Non-accrual loans are included in the daily average loan balances outstanding.
   (2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
   (3) Interest income includes net loan fees.

Table 3: Year-to-Date Net Interest Income Analysis - Taxable Equivalent Basis (dollars in thousands)


                                                        Nine months ended September 30, 2004    Nine months ended September 30, 2003
                                                        Average     Interest      Average       Average     Interest      Average
                                                        Balance  Income/Expense  Yield/Rate     Balance  Income/Expense  Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                                      $274,632     $12,350         6.01%      $262,627     $12,518         6.37%
Investment securities:
  Taxable                                                53,723       1,641         4.08%        48,241       1,608         4.45%
  Tax exempt (2)                                         23,018       1,131         6.56%        23,590       1,180         6.68%
Other interest earning assets                             9,696         229         3.15%        10,418         221         2.83%
Total earning assets                                   $361,069     $15,351         5.68%      $344,876     $15,527         6.01%

Cash and due from banks                                 $11,508                                 $11,323
Other assets                                             13,381                                 $12,834
Allowance for loan losses                                (2,808)                                 (2,822)
Total assets                                           $383,150                                $366,211

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing demand                               $27,472         $77         0.37%       $28,869        $154         0.71%
  Savings deposits                                       71,314         323         0.61%        69,313         395         0.76%
  Time deposits                                         143,937       2,629         2.44%       143,994       3,303         3.06%
Short-term borrowings                                    19,972         203         1.36%        12,852         115         1.20%
Long-term borrowings                                     41,934       1,227         3.91%        38,835       1,292         4.44%
Total interest bearing liabilities                     $304,629      $4,459         1.96%      $293,863      $5,259         2.39%

Demand deposits                                          41,509                                  36,718
Other liabilities                                         3,023                                   3,227
Stockholders' equity                                     33,989                                  32,403
Total liabilities and stockholders' equity             $383,150                                $366,211

Net interest income and rate spread                                 $10,892         3.72%                   $10,268         3.62%
Net interest margin                                                                 4.03%                                   3.98%

   (1) Non-accrual loans are included in the daily average loan balances outstanding.
   (2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
   (3) Interest income includes net loan fees.

Provision for Loan Losses

The adequacy of the allowance for loan losses is assessed based upon loan growth, past loan loss experience, credit quality, existing economic conditions and loss exposure by loan category. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio, especially non-performing and potential problem loans. It is the Company's policy that when available information confirms specific loans and leases, or portions thereof, including impaired loans, are uncollectible, those amounts are promptly charged-off against the allowance.

The provision for loan losses for the nine months ended September 30, 2004 was $185,000 compared to $397,000 for the nine months in 2003. Net loan charge-offs for the first nine months of 2004 were $94,000 compared with net charge-offs of $328,000 for the same period in 2003. Net charge-offs to average loans were 0.03% for the first nine months of 2004 compared to 0.13% for the same period in 2003. Management believes that the current allowance conforms with the Company's loan loss reserve policy and is adequate in view of the present condition of the Company's loan portfolio. However, a decline in the quality of the loan portfolio or significant charge-offs against the allowance could affect the adequacy of the allowance requiring higher provisions in the future. See additional discussion under section "Allowance for Loan Losses."

Noninterest Income

Table 4:  Noninterest Income
(dollars in thousands)


                                                   Three months ended                     Nine months ended
                                       September 30,  September 30,  Percent  September 30,  September 30,  Percent
                                              2004           2003    Change          2004           2003    Change
Service fees                                  $222           $208      6.7%          $629           $623      1.0%
Trust service fees                             190            183      3.8%           566            541      4.6%
Investment product commissions                  88            162    -45.7%           352            337      4.5%
Gains from sale of loans                        59            157    -62.4%           173            335    -48.4%
Bank owned life insurance                       23             38    -39.5%            90             57     57.9%
Other operating income                         160            140     14.3%           480            415     15.7%
Total noninterest income                      $742           $888    -16.4%        $2,290         $2,308     -0.8%

Trust service fees increased $7,000 for the third quarter of 2004 compared to the same period in 2003. For the nine months ended September 30, 2004, trust service fees increased $25,000 from the comparable period in 2003. The Trust Department has experienced an increase in new accounts during 2004 as clients are utilizing our alliance with Northstar Asset Management Inc. to provide proprietary research. Also, the appreciation of the trust portfolio in 2004 has increased the amount of fees collected.

Investment product commissions consist of annuity sales, brokerage services, mutual fund sales, life insurance commissions, self-directed IRA fees, and financial planning fees. Investment product commissions decreased $74,000 to $88,000 for the third quarter of 2004 compared to the same quarter in 2003. The 2003 amount included a $72,000, one-time commission, on bank owned life insurance purchased by the Company in 2003 through the investment department. Excluding this commission, investment product commissions decreased $2,000 or 2.2% between the quarters. For the nine months ended September 30, 2004, investment product commissions increased $15,000 as investment clients are employing funds that had been in bank deposits back into annuities and mutual funds. Excluding the commission on the bank owned life insurance, investment product commissions increased $87,000 between the nine month periods.

In the third quarter and the first nine months of 2004, gains from sales of loans were affected by a slowdown in mortgage refinancing activities throughout the industry due to higher mortgage rates. Sales of loans for the nine months ended September 30, 2004 were $10.2 million compared to $21.4 million for the same period a year earlier. Fee income from the sale of loans to the secondary market decreased $98,000 between comparable quarters of 2004 and 2003. For the nine months ended September 30, 2004 fee income from the sale of loans to the secondary market decreased $162,000 compared to the first nine months of 2003. The Company's decline in refinancing activities appears to have had less of an impact on noninterest income as other financial institutions have experienced.

The monthly crediting rates on bank owned life insurance (BOLI) have averaged 40 to 50 basis points lower in 2004 than 2003. BOLI income decreased $15,000 between comparable quarters of 2004 and 2003. The Company feels crediting rates are near the bottom and will slowly start to increase in the next quarter. For the nine months ended September 30, 2004 BOLI income increased
$33,000 compared to the same time period in 2003.   The Company purchased BOLI
of $1.5 million in April 2003 and purchased an additional $1.5 million in June 2003.

Other operating income increased $65,000 to $480,000 for the first nine months of 2004 compared to the same period in 2003. This increase included a $30,000 settlement for mold clean-up costs at one of the branches and $12,000 in restitution received from a loan customer.

Noninterest Expense

Table 5:  Noninterest Expense
(dollars in thousands)


                                                         Three months ended                     Nine months ended
                                             September 30,  September 30,  Percent  September 30,  September 30,  Percent
                                                    2004           2003    Change          2004           2003    Change
Salaries and employee benefits                    $1,414         $1,402      0.9%        $4,296         $4,199      2.3%
Occupancy                                            306            310     -1.3%           947            933      1.5%
Data processing and information systems               96            104     -7.7%           293            319     -8.2%
Amortization of intangibles                           83             78      6.4%           249            233      6.9%
Other operating expenses                             603            600      0.5%         1,824          1,775      2.8%
Total noninterest expenses                        $2,502         $2,494      0.3%        $7,609         $7,459      2.0%

Salaries and employee benefits increased $12,000 for the third quarter of 2004 compared to the same period in 2003. For the nine months ended September 30, 2004, salaries and employee benefits increased $97,000 from the comparable period in 2003. For the nine months ended September 30, 2004, salary-related expenses increased $90,000 or 2.9% due to merit increases between the years offset by reduced salary expense from open staff positions during 2004. Employee benefit costs, principally for health insurance, represent the majority of the increase in personnel-related costs. Employee benefits were reduced $74,000 in 2004 due to revamping of the incentive compensation program. The program will not accrue incentive compensation monthly but will expense the total bonus, if any is awarded, in the fourth quarter annually.

For both the three and nine month periods, data processing and information systems expenses decreased due to decreased software maintenance and amortization expenses and data connection costs between the branches.

The Company will incur additional operating expense starting in the fourth quarter of 2004 and all of 2005 for the new branch expansions in Minocqua and Rib Mountain, Wisconsin.

Balance Sheet Analysis

Loans

At September 30, 2004, total loans increased $14.4 million, or 5.3%, to $283.8 million from $269.4 million at December 31, 2003. Loan growth was in mortgage lending with both commercial real estate and residential real estate growing $8.3 million and $7.3 million, respectively. Growth in commercial real estate and residential real estate loans occurred principally as a result of the Company's expansion into the Weston market and the economic growth in that market. Commercial loans decreased $2.4 million between the periods due to a $2.9 million commercial loan paid-off in February 2004.

Table 6:  Period End Loan Composition
(dollars in thousands)


                                                    September 30,  % of  September 30,  % of  December 31,  % of
                                                          2004     total       2003     total      2003     total
Commercial                                              $44,854    15.8%     $47,502    18.0%    $47,268    17.5%

Real estate commercial                                   95,506    33.7%      82,206    31.2%     87,244    32.4%

Agricultural                                             36,620    12.9%      35,304    13.4%     35,739    13.3%

Real estate construction                                  9,649     3.4%       9,860     3.7%      9,306     3.5%

Real estate residential                                  88,145    31.1%      79,266    30.1%     80,829    30.0%

Installment                                               9,042     3.1%       9,372     3.6%      9,050     3.3%

Total loans (including loans held for sale)            $283,816   100.0%    $263,510   100.0%   $269,436   100.0%




Allowance for Loan Losses

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

Based on management's analysis of the loan portfolio risk at September 30, 2004 a provision for loan loss of $185,000 was recorded for the nine months ended September 30, 2004, a decrease of $211,000 or 53.3%, compared to the same period in 2003.

Table 7:  Allowance for Loan Losses and Nonperforming Assets
(dollars in thousands)


                                                                   At and for the    At and for the
                                                                  Nine months ended    Year ended
                                                                    September 30,      December 31,
                                                                  2004         2003         2003
Allowance for loan losses at beginning of year                   $2,732       $2,702       $2,702
Loans charged off                                                  (117)        (377)        (479)
Recoveries                                                           23           49           53
Provision for loan losses                                           185          396          456
Allowance for loan losses at end of period                       $2,823       $2,770       $2,732
Nonperforming assets
Nonaccrual loans                                                 $1,085         $502         $136
Impaired loans                                                     $350         $240         $457
Accruing loans past due 90 days or more                              42           41           35
Restructured loans                                                  363          321          320
Total nonperforming loans                                         1,840        1,104          948
Other real estate owned                                               0          724          270
Total nonperforming assets                                       $1,840       $1,828       $1,218
Ratios
Allowance for loan losses to total loans at end of period          0.99%        1.05%        1.02%
Net charge-offs during the period to average loans outstanding     0.03%        0.13%        0.16%

In the opinion of management, the allowance for loan losses was adequate as of September 30, 2004. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such changes on borrowers.

Nonperforming Loans and Other Real Estate Owned

Nonperforming loans include non-accrual loans, guaranteed loans 90 days or more past due but still accruing, and restructured loans where the terms have been modified, because of deteriorating financial condition of the borrower, to provide for a reduction of either interest or principal. Additionally, whenever management becomes aware of facts that may adversely impact on the collection of principal or interest on loans, it is practice to place such loans on nonaccrual status immediately rather than waiting until the loans become 90 days past due. All interest accrued but not collected for loans (including applicable impaired loans) that are placed on nonaccrual or charged-off is reversed to interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment will continue within a reasonable time frame.

Nonperforming loans were $1.8 million at September 30, 2004 compared to $1.2 million at December 31, 2003. Nonaccrual loans increased $949,000 from year-end and represented $1.1 million of nonperforming loans at September 30, 2004. Real estate nonaccrual loans accounted for $1.1 million of the total, of which $663,000 was residential real estate and $410,000 was agricultural real estate, while commercial non-accruals accounted for $142,000. Restructured loans were $363,000 at September 30, 2004 compared to $320,000 at December 31, 2003.

The Company did not have any other real estate owned at September 30, 2004. Other real estate owned, represents property that the Company acquired through foreclosure or in satisfaction of debt. Other real estate owned at December 31, 2003 totaled $270,000 and consisted of three properties.

Liquidity

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

The Company's primary funding source is deposits. Average deposits as a percentage of total funding sources were 82.1% at September 30, 2004 and 84.4% at September 30, 2003. The Company employs non-deposit funding sources such as Federal Home Loan Bank of Chicago (FHLB) advances, federal funds purchased, and corporate funds in the form of repurchase agreements. The Company also relies on cash flow from its investment and loan portfolios in the form of interest and principal paydowns as a constant source of liquidity.

Table 8:  Period End Deposit Composition
(dollars in thousands)


                                September 30,  % of  September 30,  % of  December 31,  % of
                                      2004     total       2003     total      2003     total
Non-interest bearing demand         $43,250     15.1%    $40,932     14.4%   $39,949      13.9%
Interest-bearing demand              25,520      8.9%     25,893      9.1%    28,242       9.8%
Savings deposits                     68,550     23.9%     72,309     25.3%    73,082      25.4%
Time deposits                       131,360     45.8%    135,156     47.5%   135,876      47.2%
Brokered deposits                    17,999      6.3%     10,500      3.7%    10,500       3.7%
Total                              $286,679    100.0%   $284,790    100.0%  $287,649     100.0%

Total deposits at September 30, 2004 decreased $970,000, or 0.3%, from $287.6 million at December 31, 2003. The Company acquired an additional $7.5 million of brokered deposits in 2004 to fund asset growth. Increased competition for consumer deposits and customer awareness of interest rates continue to limit the Company's deposit growth. The Company will continue to attempt to attract and retain deposits through competitive pricing of deposit products and established product offerings.

The Company has alternative funding sources available such as lines with correspondent banks and borrowing arrangements with the FHLB if liquidity concerns arose. Short-term borrowings at September 30, 2004 consisted of corporate funds in the form of repurchase agreements. Total short-term borrowings at September 30, 2004 increased $10.8 million to $22.1 million from $11.3 million at December 31, 2003. FHLB borrowings totaled $45.0 million at September 30, 2004 compared to $40.0 million at December 31, 2003. Both short-term and long-term borrowings have increased as a result of growth in the loan portfolio coupled with a decrease in deposits. The Company believes it has adequate funding sources to meet its liquidity needs.

Capital

Stockholders' equity at September 30, 2004 increased $1.3 million to $35.1 million from $33.8 million at December 31, 2003. The change in equity between the two periods was primarily composed of the retention of earnings with offsetting decreases to equity from the payment of dividends and the change in unrealized gains on available for sale securities.

Cash dividends of $1.06 per common share were paid in the first nine months of September 30, 2004 and 2003. Total funds utilized in the payment of dividends were $1.8 million in the first nine months of 2004 and 2003.

The adequacy of the Company's capital is reviewed regularly to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of September 30, 2004 the Company's capital ratios were well in excess of regulatory minimums.

The following are the Company's risk based capital ratios for the previous five quarters:

Table 9:  Capital Ratios


                                     Tier 1 Capital      Total Capital
September 30, 2004                        11.9%              12.8%
June 30, 2004                             11.8%              12.8%
March 31, 2004                            12.1%              13.1%
December 31, 2003                         11.8%              12.9%
September 30, 2003                        11.4%              12.5%

Regulatory minimum requirements            4.0%               8.0%

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

Exhibit
NUMBER    DESCRIPTION

10.1 Form of Incentive Stock Option Agreement
31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  NOVEMBER 15, 2004    GENE C. KNOLL
                            Gene C. Knoll, President and Chief Executive Officer
                            (Principal Executive Officer)


Date:  NOVEMBER 15, 2004    RHONDA R. KELLEY
                            Rhonda R. Kelley, Controller
                            (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                      to
                                   FORM 10-Q
                                      of
                     MID-WISCONSIN FINANCIAL SERVICES, INC.
                for the quarterly period ended September 30, 2004
                  Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. <section>232.102(d))

The following exhibits are filed as part this report:

10.1 Form of Incentive Stock Option Agreement
31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002