Form 10-K
period 2004-12-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2005-03-24
CIK 785024

FORM 10-K

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 __________
 (Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934.

 For the fiscal year ended December 31, 2004

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934.

   For the transition period from.................to.....................

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

                                Yes  X    No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).
                                Yes ___   No  X

As of March 1, 2005, 1,703,577 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2004, was approximately $47,122,350. For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated March 23, 2005 (to the extent specified herein): Part III

                                    FORM 10-K

                     MID-WISCONSIN FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS


PART I

       ITEM
       1.  Business.........................................................3
       2.  Properties.......................................................7
       3.  Legal proceedings................................................7
       4.  Submission of matters to a vote of security holders..............8


PART II
       5.  Market for registrant's common equity and related
           stockholder matters..............................................8
       6.  Selected financial data.........................................10
       7.  Management's discussion and analysis of financial
           condition and results  of operations............................11
      7A.  Quantitative and qualitative disclosures about market risk............................................................32
       8.  Financial statements and supplementary data.....................33
       9.  Changes in and disagreements with accountants on
           accounting and financial disclosure.............................73
      9A.  Controls and procedures.........................................73
      9B.  Other Information...............................................73

PART III

      10.  Directors and executive officers of the registrant..............73
      11.  Executive compensation..........................................75
      12.  Security ownership of certain beneficial owners and
           management and related stockholders matters.....................75
      13.  Certain relationships and related transactions..................76
      14.  Principal accountant fees and services..........................76

PART IV
      15.  Exhibits, financial statement schedules, and reports on
           Form 8-K........................................................76

                                     PART I

ITEM 1.  BUSINESS

General

Mid-Wisconsin Financial Services, Inc. (the "Company") is a registered financial holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's subsidiary operates under the name Mid-Wisconsin Bank (the "Bank") and has its principal office in Medford, Wisconsin. Except as may otherwise be noted, this annual report on Form 10-K describes the business of the Company and the Bank as in effect on December 31, 2004.

The Bank

The Bank was incorporated on September 1, 1890, as a state bank under the laws of Wisconsin. The Bank conducts is community banking business through twelve retail locations serving central and northern Wisconsin markets in Taylor, Clark, Eau Claire, Lincoln, Marathon, Price and Oneida counties.

The day-to-day management of the Bank rests with its officers and board of directors. The Bank is engaged in general commercial and retail banking services, including trust services. The Bank serves individuals, businesses and governmental units and offers most forms of commercial and consumer lending, including lines of credit, term loans, real estate financing, mortgage lending and agricultural lending. In addition, the Bank provides a full range of personal banking services, including checking accounts, savings and time products, installment and other personal loans, as well as mortgage loans. New services are frequently added to the Bank's commercial and retail banking departments.

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

In addition to its banking operations, the Bank owns Excel Real Estate Services, Inc (Excel). Excel, which commenced operations in January 2004,
provides real estate appraisal and title insurance services to the Bank.   In
the future, Excel intends to offer its services to other financial institutions and other individuals in the Bank's markets.

All of the Company's products and services are directly or indirectly related to the business of community banking and all activity is reported as one segment of operations. All revenue, profit and loss, and total assets are reported in one segment and represent the entire operations of the Company.

The Company continues to pursue de novo branches in new markets. Bank branches were opened in Weston, Wisconsin in 2003 and Minocqua, Wisconsin in 2004. A new branch is currently under construction in Rib Mountain, Wisconsin to be opened in July 2005. The Company believes opening branches in adjacent markets capitalizes on existing management and customer relationships. The Company has a policy of pursuing opportunities to acquire additional bank subsidiaries or branch offices so that, at any given time, it may be engaged in some tentative or preliminary discussions for such purpose with officers, directors or principal shareholders of other holding companies or banks. There are no plans, understandings, or arrangements, written or oral, regarding other acquisitions as of the date hereof.

Employees

As of March 1, 2005, the Company and its subsidiaries had 128 full-time equivalent employees. The Company considers relationship with its employees to be good.

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

Executive Officers

The executive officers of the Company as of March 1, 2005, their ages, offices and principal occupation during the last five years are set forth below.

      Name              Offices and Positions Held           Date of Election

James F. Melvin      Chairman of the Board of the Company    May 2000
Age: 55
                     From August 1996 to May 2000 Vice
                     Chairman of the Board of the Company

                     From May 1998 to May 2000 Chairman
                     of the Board of the Bank

                     President of the Melvin Companies

Norman A. Hatlestad  Vice President of the Company           May 2002
Age: 63
                     President of Medford Auto Supply, Inc.

Gene C. Knoll        President of the Company                October 1996
Age: 51
                     President, Chief Executive Officer
                     of the Bank

William A. Weiland   Secretary and Treasurer of the          May 1998
Age: 50              Company

                     Executive Vice President of the Bank

Rhonda R. Kelley     Controller of the Company               September 1998
Age: 31
                     Controller of the Bank

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

Bank regulators having jurisdiction over the Company and the Bank generally have the authority to impose civil fines or penalties and to impose regulatory sanctions for noncompliance with applicable banking regulations and policies. In particular, bank regulators have authority to take corrective action if the Company or Bank fails to maintain required capital levels. Information concerning the Company's compliance with applicable capital requirements is set forth in Note 14 of the Notes to Consolidated Financial Statements.

In addition to changing the competitive environment in which the Company operates, changes in the laws and regulations applicable to the Company can increase operating costs or otherwise affect its profitability or operations. For example, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act") requires banks and other financial services companies to implement additional policies and procedures designed to address, among other things, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes.

Further changes with respect to permitted banking activities and other bank regulatory matters may be made or adopted in the future. Such changes may have a significant impact on the Company's competitive circumstances and such changes may have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations.

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

In addition to its administrative office, the Bank operates eleven branch facilities. The Bank owns nine of the buildings. All nine branches are free-standing buildings that provide adequate customer parking and, with one exception, all have drive-in facilities. The Bank leases its remaining two offices from third parties. The Company is currently constructing a new branch
at Rib Mountain, Wisconsin that it will lease to the Bank.   The Company
considers its properties to be adequate for its needs.

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

No matters were submitted to a vote of stockholders during the fourth quarter of 2004.

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

Holders

As of March 1, 2005, there were approximately 770 holders of record of the Company's $.10 per share par value common stock. Some of the Company's shares are held in "street" name and the number of beneficial owners of such shares is not known nor included in the foregoing number.

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

The Company's ability to pay dividends depends upon the receipt of dividends from the Bank. Bank dividends are subject to limitation under banking laws and regulations. As of December 31, 2004, the Bank could have paid $11.2 million of additional dividends to the Company without prior regulatory approval. The declaration of dividends by the Company is discretionary and will depend upon operating results and financial condition, regulatory limitations, tax considerations and other factors.

Market Prices and Dividends

The following table summarizes high and low bid prices and cash dividends paid for the periods indicated. Bid prices represent the bid prices reported on the
OTC Bulletin Board.   The prices do not reflect retail mark-up, mark-down or
commissions, and may not necessarily represent actual transactions. There is no active established trading market.

                       2004 Prices                    2003 Prices
Quarter          High    Low   Dividends (1)    High    Low   Dividends (1)
1st            $29.00  $28.50      $0.22      $28.00  $27.25      $0.22
2nd             30.00   29.00       0.62       28.00   28.00       0.62
3rd             30.80   28.50       0.22       28.65   28.00       0.22
4th             34.00   30.80       0.22       29.00   28.50       0.22

(1) The $.62 per share dividend declared in the second quarter of 2004 and 2003 includes a special dividend of $.40 per share.

ITEM 6.  SELECTED FINANCIAL DATA

Table 1:  Earnings Summary and Selected Financial Data
(dollars in thousands, except per share data)
Years Ended December 31,                        2004       2003       2002       2001      2000
Results of operations:
Interest income                               $20,238    $19,962    $21,385    $23,712    $24,216
Interest expense                                6,103      6,864      7,582     11,317     12,911
Net interest income                            14,135     13,098     13,803     12,395     11,305
Provision for loan losses                         215        457        625        370        400
Net interest income after
     provision for loan losses                 13,920     12,641     13,178     12,025     10,905
Noninterest income                              3,021      2,981      2,676      2,425      2,303
Noninterest expense                            10,272     10,020      9,588      9,118      8,658
Income before income taxes                      6,669      5,602      6,266      5,332      4,550
Provision for income taxes                      2,193      1,544      1,783      1,483      1,201
Net income                                     $4,476     $4,058     $4,483     $3,849     $3,349

Return on average assets                         1.16%      1.10%      1.30%      1.18%      1.07%
Return on average equity                        13.01%     12.44%     14.56%     13.36%     11.74%
Equity to assets                                 8.78%      9.00%      8.75%      8.68%      9.45%
Net interest margin                              4.03%      3.97%      4.43%      4.24%      4.02%
Average Balance Sheet:
Loans net of unearned income                 $276,755   $263,764   $243,597   $228,170   $225,308
Assets                                        387,216    367,412    344,815    325,261    314,318
Deposits                                      285,685    280,215    257,356    250,131    235,656
Long-term borrowings                           43,478     38,170     31,027     19,575     18,086
Stockholders' equity                           34,397     32,618     30,790     28,806     28,520
Ending Balance Sheet:
Loans net of unearned income                 $284,141   $269,105   $254,939   $231,649   $226,942
Assets                                        410,817    375,225    368,040    340,490    321,102
Deposits                                      303,387    287,649    274,492    258,401    244,691
Long-term borrowings                           49,000     40,000     40,000     30,000     16,200
Stockholders' equity                           36,084     33,764     32,186     29,553     30,345
Financial Condition Analysis:
Total risk-based capital                        13.11%     12.83%     12.69%     12.11%     13.17%
Net charge-offs to average loans                 0.05%      0.16%      0.21%      0.16%      0.04%
Nonperforming loans to gross loans               0.42%      0.22%      0.85%      1.03%      1.11%
Efficiency ratio                                57.96%     59.96%     56.05%     59.44%     61.34%
Fee revenue to average assets                    0.41%      0.42%      0.43%      0.47%      0.46%
Stockholders' Data:
Basic earnings per share                        $2.65      $2.41      $2.65      $2.25      $1.85
Diluted earnings per share                      $2.64      $2.41      $2.65      $2.25      $1.85
Book value per share                           $21.18     $20.03     $19.11     $17.42     $16.75

Dividends per share                             $1.28      $1.28      $1.28      $1.22      $1.20
Dividend payout ratio                            48.3%      53.1%      48.3%      54.2%      64.9%
Average common shares outstanding-basic         1,689      1,685      1,692      1,707      1,814
Average common shares outstanding-diluted       1,690      1,685      1,692      1,707      1,814
Shareholders of record at year end                770        773        838        818        803
Stock Price Information:
High                                           $34.00     $29.00     $28.33     $26.00     $27.50
Low                                             28.50      27.25      26.00      20.12      21.50

(1) Market value at year-end represents the bid price. The quotations reflect prices, without retail mark-up, markdown, or commissions, and may not necessarily represent actual transactions.

Table 2:  Selected Quarterly Financial Data
(Dollars in thousands, except per share data)
                                                           2004 Quarter Ended
                                           December 31,  September 30,  June 30,  March 31,
Interest income                              $5,317        $5,115        $4,912     $4,894
Interest expense                              1,644         1,551         1,428      1,480
Provision for loan losses                        30            75            70         40
Income before provision for income taxes      1,711         1,728         1,688      1,542
Net income                                    1,060         1,148         1,172      1,096

Basic earnings per share                      $0.62         $0.68         $0.70      $0.65
Diluted earnings per share                    $0.62         $0.68         $0.69      $0.65
Average common shares outstanding             1,686         1,686         1,686      1,686

                                                           2003 Quarter Ended
                                           December 31,  September 30,  June 30,  March 31,
Interest income                              $4,917        $4,930        $5,023     $5,092
Interest expense                              1,605         1,705         1,756      1,798
Provision for loan losses                        61            80           158        158
Income before provision for income taxes      1,363         1,539         1,376      1,324
Net income                                      991         1,101         1,000        966

Basic and diluted earnings per share          $0.59         $0.65         $0.59      $0.57
Average common shares outstanding             1,685         1,685         1,685      1,685


                                                           2002 Quarter Ended
                                           December 31,  September 30,  June 30,  March 31,
Interest income                              $5,303        $5,314        $5,380     $5,388
Interest expense                              1,835         1,876         1,896      1,975
Provision for loan losses                       120           150           175        180
Income before provision for income taxes      1,672         1,461         1,594      1,539
Net income                                    1,189         1,056         1,138      1,100

Basic and diluted earnings per share          $0.71         $0.62         $0.67      $0.65
Average common shares outstanding             1,683         1,693         1,697      1,696

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis reviews significant factors with respect to the Company's financial condition and results of operations at and for the three-year period ended December 31, 2004. This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report.

Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially from those in such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results see Item 1, "Cautionary Statement Regarding Forward Looking Information," in this Annual Report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policy

The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industry in which its operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policy is both important to the portrayal of the Company's financial condition and requires subjective or complex judgments and, therefore, management considers the following to be a critical accounting policy.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover credit losses with the loan portfolio and the material effect that these estimates can have on the Company's results of operations. While management's evaluation of the allowance for loan losses at December 31, 2004 considers the allowance to be adequate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

Management reviews the adequacy of the allowance for loan losses on a quarterly basis to determine the allowance is adequate to provide for possible losses inherent in the loan portfolio as of the balance sheet date. Factors considered by management in evaluating the adequacy of the allowance for loan losses include past loan loss experience, trends in past due and nonperforming loans, risk characteristics of loan classifications, and current economic conditions. The Company has an internal risk analysis and review staff that continuously reviews loan quality.

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

Overview

Mid-Wisconsin Financial Services Inc. is a full-service financial services company, providing a wide variety of loan, deposit and other banking products and services to its business, Individual, retail, and municipal customers, as well as a full range of trust, investment and cash management services. The Company is the bank holding company of Mid-Wisconsin Bank.

From an industry and national perspective, the Company's profitability, like most financial institutions, is dependent to a large extent upon net interest income. Results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses, including income taxes, non-interest income such as trust revenues, loan servicing fees and service charge income derived from deposit accounts. Economic conditions, competition and the monetary and fiscal policies of the Federal government in general, significantly affect financial institutions, including the Company. Lending activities are also influenced by regional and local economic factors. Some specific factors may include the demand for and supply of housing, competition among lenders, interest rate conditions and prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Company's market area.

In recent years the Company has invested in management and branch personnel to capitalize on relationships in existing and adjacent markets. The Company's planned growth into adjacent markets minimizes costs for name recognition and awareness while increasing speed in obtaining new customers from our branch delivery system. In addition the Company has dedicated resources to improve asset quality. Credit quality has improved in the commercial loan portfolio as a result of improved underwriting and the addition of collection staff. The Trust and Investment department has established a new direction to build long-term relationships with new and existing clients by offering products that will service the client's investment life cycle.

Along with industry-wide factors and competitive advantages, management monitors several areas of risk, trends and challenges. In the coming year the Company will be challenged to maintain and grow market share in new and existing markets, retain and or improve the net interest margin in the rising rate environment, and meet regulatory requirements such as Sarbanes-Oxley Act of 2002, Section 404 "Management Reporting on Internal Controls Over Financial Reporting".

Results of Operations

The Company reported net income of $4.5 million compared to $4.1 million and $4.5 million for 2003 and 2002, respectively. Basic and diluted earnings per share were $2.65 and $2.64, respectively, for 2004 compared to $2.41 for 2003 and $2.65 for 2002. Return on average assets for the year ended December 31, 2004 was 1.16% and 1.10% and 1.30% for 2003 and 2002, respectively. The return on average common stockholders' equity was 13.01% for 2004 and 12.44% and 14.56% for 2003 and 2002, respectively. Cash dividends paid were $1.28 per share for the years ended 2004, 2003 and 2002.

Key factors affecting current year results were:

   <circle> Tax equivalent net interest income increased $970,000 or 7.1% from
      $13.7 million in 2003 to $14.7 million in 2004. Tax equivalent interest income was $20.8 million for 2004, $209,000 or 1.0% over 2003. Interest expense decreased $761,000 or 11.1% to $6.1 million for 2004.

   <circle> The allowance for loan losses was $2.8 million and $2.7 million in
      2004 and 2003, respectively. The provision for loan losses was $215,000 in 2004 and $457,000 in 2003. The provisions reflect the decrease in net loan charge-offs in 2004, the level of non-performing loans, inherent risks in the loan portfolio, and the changing mix of the overall loan portfolio. Net loan charge-offs decreased $299,000 from $426,000 in 2003 to $127,000 in 2004. Net charge-offs were 0.05% of average loans in 2004 compared to 0.16% in 2003. The ratio of allowance for loan losses to loans decreased to 0.99% from 1.02% at 2003.

   <circle> Noninterest income during 2004 increased $40,000 or 1.3% when compared to 2003. Services fees, trust service fees, investment product commissions, and gains from sales of loans continue to be the primary components of noninterest income.

   <circle> Noninterest expense was $10.3 million for 2004, a $252,000 increase from 2003, or 2.5%. Primary categories impacting the change between 2004 and 2003 were increased salary and benefit expenses, occupancy expense, purchased core deposit amortization and other operating expenses.

   <circle> Income tax expense increased $649,000 from $1.6 million in 2003 to
      $2.2 million in 2004. As a percent of pretax income state income tax expense increased 2.5% and tax-exempt interest income decreased 2.0%.



Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest rate risk exposure. The measurement of the market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments that reflect changes in market prices and rates can be found in Note 19 of the Notes to Consolidated Financial Statements.

The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset liability structure to control interest rate risk. However, a sudden and substantial increase or decrease in interest rates may adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

Net Interest Income

Net interest income on a tax equivalent basis is the Company's principal source of revenue accounting for 83.0% of total tax equivalent income in 2004, as compared to 82.2% in 2003 and 84.4% in 2002. Net interest income represents the difference between interest earned on loans, securities and other interest earning assets, and the interest expense associated with the deposits and borrowings that fund them. Interest rate fluctuations together with changes in volume and types of earning assets and interest bearing liabilities combine to affect total net interest income. The interest income and interest expense of financial institutions are significantly affected by general economic conditions, competition, and policies of regulatory authorities.

Fully taxable equivalent net interest income was $14.7 million in 2004, compared to $13.7 million in 2003 and $14.4 million in 2002. The increase in 2004 net interest income of $1.0 million was attributed to an increase in the volume of net average earning assets of $19.1 million and the rate environment. The rising rate environment has impacted the repricing of assets, primarily loans, to a greater degree than the liability side of the balance sheet.

The year 2004 saw the first increase in interest rates since June 2003. The net interest margin for 2004 was 4.03% compared to 3.97% in 2003. The Company's interest rate spread increased 9 basis points to 3.71% in 2004 from 3.62% in 2003. The average rate paid on interest bearing liabilities decreased 35 basis points to 1.99% in 2004 while the average yield on earning assets decreased only 26 basis to 5.70% over the same period. The Company lagged raising interest-bearing liability rates as the interest rates increased.

The net interest margin for 2003 was 3.62% compared to 4.02% in 2002 as re-pricing opportunities occurred more readily on the asset side of the balance sheet relative to the funding side of the balance sheet.

Average loans outstanding grew to $276.8 million in 2004 from $263.8 million in 2003, an increase of 4.9%. Average loans outstanding increased to $263.8 million in 2003 from $243.6 million in 2002, an increase of 8.3%. The mix of average loans to average total earning assets was 75.8% in 2004, 76.3% in 2003, and 74.9% in 2002. The relationship of a higher volume of loans as a percentage of the asset mix has provided a source of higher yielding assets, which has contributed to net interest income.

Competition in the financial services industry will also affect the net interest margin. The Company's net interest margin in 2005 will be primarily impacted by the ability to retain and improve the percentage of variable rate assets and control the funding costs of deposits and borrowings used to fund the balance sheet.

Table 3:  Average Balances and Interest Rates
                                                                               Years Ended December 31,
                                                           2004                         2003                       2002
                                                Average           Average    Average           Average    Average           Average
                                                Balance  Interest   Rate     Balance  Interest   Rate     Balance Interest    Rate
                                                                                (dollars in thousands)

ASSETS
Earnings Assets
  Loans (1) (2) (3)                            $276,755   $16,748   6.05%   $263,764   $16,603   6.29%   $243,597   $17,134   7.03%
Investment securities:
  Taxable                                        58,948     2,462   4.18%     52,940     2,371   4.48%     53,268     3,161   5.93%
  Tax exempt (2)                                 22,955     1,504   6.55%     23,578     1,565   6.64%     24,346     1,650   6.78%
Other interest earning assets                     6,253        90   1.44%      5,488        56   1.02%      4,232        66   1.56%
  Total earning assets                         $364,911   $20,804   5.70%   $345,770   $20,595   5.96%   $325,443   $22,012   6.76%

  Cash and due from banks                        11,650                       11,317                       10,865
  Allowance for loan losses                      (2,820)                      (2,810)                      (2,726)
  Other assets                                   13,475                       13,135                       11,233
  Total assets                                 $387,216                     $367,412                     $344,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities
  Interest bearing demand                       $27,444      $112   0.41%    $28,178      $182   0.65%    $24,967      $201   0.81%
  Savings deposits                               70,927       454   0.64%     69,895       515   0.74%     67,200       667   0.99%
  Time deposits                                 144,808     3,555   2.45%    144,364     4,352   3.01%    131,103     4,801   3.66%
Short-term borrowings                            20,525       309   1.51%     13,177       151   1.15%     22,095       388   1.76%
Long-term borrowings                             43,478     1,673   3.85%     38,170     1,664   4.36%     31,027     1,525   4.92%
Total interest bearing liabilities             $307,182    $6,103   1.99%   $293,784    $6,864   2.34%   $276,392    $7,582   2.74%

Demand deposits                                  42,507                       37,778                       34,086
Other liabilities                                 3,130                        3,232                        3,547
Stockholders' equity                             34,397                       32,618                       30,790
  Total liabilities and
   stockholders' equity                        $387,216                     $367,412                     $344,815
Net interest income and rate spread                       $14,701   3.71%              $13,731   3.62%              $14,430   4.02%
Net interest margin                                                 4.03%                        3.97%                        4.43%

   (1) Non-accrual loans are included in the daily average loan balances outstanding.
   (2) The yield on tax-exempt loans and investment securities is computed on a tax equivalent basis using a tax rate of 34%.
   (3) Interest income includes loan fees as follows: 2004-$454,000, 2003 - $381,000, 2002 - $353,000

Table 4: Interest Income and Expense Volume and Rate Analysis
                                       2004 Compared to 2003         2003 Compared to 2002
                                     Increase (Decrease) Due to    Increase (Decrease) Due to
                                       Volume    Rate    Net         Volume    Rate     Net
                                                    (dollars in thousands)
Interest income:
Loans (2)                               $817    $(672)  $145        $1,418  $(1,949)   $(531)
Investment securities:
   Taxable                               269     (176)    93           (20)    (782)    (802)
   Tax exempt (2)                        (41)     (21)   (62)          (52)     (33)     (85)
Other interest income                      8       26     34            16      (15)       1
Total earning assets                  $1,053    $(843)  $210        $1,362  $(2,779) $(1,417)
Interest expense:
   Interest bearing demand               $(5)    $(65)  $(70)          $26     $(45)    $(19)
   Savings deposits                        8      (69)   (61)           27     (179)    (152)
   Time deposits                          13     (810)  (797)          485     (934)    (449)
   Short term borrowings                  85       73    158          (157)     (80)    (237)
   Long term borrowings                  231     (222)     9           351     (212)     139
Total interest-bearing liabilities       332   (1,093)  (761)          732   (1,450)    (718)
Net interest income                     $721     $250   $971          $630  $(1,329)   $(699)

   (1) The change in interest due to both rate and volume has been allocated to rate.
   (2) The yield on tax-exempt loans and investment securities is computed on a tax equivalent basis using a tax rate of 34%.

Table 5: Yield on Earning Assets
                                          December 31, 2004   December 31, 2003   December 31, 2002
                                            Yield   Change      Yield   Change      Yield   Change
Yield on earning assets (1)                 5.70%   -0.26%      5.96%   -0.80%      6.76%   -1.19%

Effective rate on all liabilities as a
percentage of earning assets                1.67%   -0.32%      1.99%   -0.34%      2.33%   -1.38%

Net yield on earning assets                 4.03%    0.06%      3.97%   -0.46%      4.43%    0.19%

   (1) The yield on tax-exempt loans and investment securities is computed on a tax equivalent basis using a tax rate of 34%.

Provision for Loan Losses

The adequacy of the allowance for loan losses is assessed based upon credit quality, loan growth, past loan loss experience, loss exposure by loan category and existing economic conditions. Accordingly, the amount charged to expense is based on management's evaluation of the loan portfolio, especially nonperforming and potential problem loans. It is the Company's policy that when available information confirms that specific loans and leases, or portions thereof, including impaired loans, are uncollectible, these amounts are promptly charged off against the allowance.

The provision for loan losses in 2004 at $215,000 compares to a provision for loan losses of $456,000 in 2003 and $625,000 in 2002. Factors evaluated were primarily based upon calculations made as a result of various loss risk percentages applied to various problem and watch type credits and the remainder of the loan portfolio. The trend indicated a decrease in risk relative to the
loan portfolio at year-end 2004 compared to 2003.   Net loan charge-offs in
2004 were $127,000 compared with net charge-offs of $426,000 in 2003 and $520,000 in 2002. Net charge-offs as a percentage of average loans is a key measurement of asset quality. Net charge-offs to average loans were 0.05% in 2004 compared to 0.16% in 2003 and 0.21% in 2002. Management believes that the current provision conforms with the Company's allowance for loan loss policy and is adequate in view of the present condition of the Company's loan portfolio. See additional discussion under section, "Allowance for Loan Losses."

Noninterest Income

Total noninterest income was $3.02 million for 2004, a $40,000 increase from 2003, or 1.3%. In 2003, total non-interest income was $305,000 more than 2002, an 11.4% increase. Service fees, trust service fees, investment product commissions, and gains from sales of loans continue to be the primary components of noninterest income as evidenced in Table 6.

Table 6: Noninterest Income
                                            Years Ended December 31,  % Change from prior year
                                              2004    2003    2002          2004    2003
                                                         (dollars in thousands)
Service fees                                  $844    $824    $850           2.4%   -3.1%
Trust service fees                             753     708     643           6.4%   10.1%
Net realized gain on sale of securities
   available for sale                            -       -      17             -      NM
Investment product commissions                 408     420     437          -2.9%   -3.9%
Gains from sale of loans                       252     392     154         -35.7%  154.5%
Bank owned life insurance                      117      89       -          31.5%     NM
Other operating income                         647     548     575          18.1%   -4.7%
Total noninterest income                    $3,021  $2,981  $2,676           1.3%   11.4%

Service fees totaled $844,000 in 2004 and $824,000 in 2003 as the average balance of deposits remained relatively unchanged between 2004 and 2003. The results of 2003 provided a decrease of $26,000 from 2002 results resulting from a decrease in NSF fees from the Bank making a conscious effort to close chronic overdrawn deposit accounts.

Trust fees increased $45,000 to $753,000 in 2004 compared to 2003, primarily as a result of new product offerings, such as proprietary research, from Northstar Asset Management Inc., increase in the number of trust accounts, and increase in the value of the portfolio. This compared to an increase of $65,000 in 2003 compared to 2002, primarily as a result of an increase to trust fees in the fourth quarter 2002.

Securities gains for the year ended December 31, 2002 were $17,000. There were no securities gains or losses during 2004 or 2003.

Investment product commissions consist of annuity sales, brokerage services, mutual fund sales, life insurance commissions, and self-directed IRA fees. Investment product commissions decreased $12,000 to $408,000 in 2004. The 2003 amount included a $72,000, one-time commission, on bank owned life insurance
(BOLI) purchased by the Company. Excluding this BOLI commission, investment product commissions increased $66,000 between 2004 and 2003 due to strong annuity sales. Investment product commissions decreased $17,000 in 2003 compared to 2002. The 2002 results included a $107,000 settlement received from the Bank's former broker for an error in a trade execution.

Gains from the sale of mortgage loans totaled $252,000 in 2004 compared to $392,000 in 2003. In 2004 there was a slowdown in mortgage refinance activities throughout the industry due to higher mortgage rates. Sales of mortgage loans to the secondary market were $14.9 million in 2004 compared to $25.2 million in 2003. Gains from the sale of mortgage loans were $392,000 and $154,000 at December 31, 2003 and 2002, respectively, due to attractive mortgage market rates, strong home purchases and refinance activity throughout 2003.

The Company purchased $3.0 million of BOLI during 2003. Income derived during 2004 and 2003 amounted to $117,000 and $89,000, respectively. The purchase was made the first half of 2003, therefore, the average investment held in BOLI was significantly less in 2003.

Other operating income increased $99,000 to $647,000 in 2004 from $548,000 in 2003. Included in the 2004 other income was a $30,000 settlement for mold clean-up costs at one of the branches and $12,000 in restitution received from a loan customer.

Noninterest Expense

Total noninterest expense was $10.3 million for 2004, a $252,000 increase from 2003, or 2.5%. In 2003, total non-interest expense was $432,000 more than 2002, a 4.5% increase. Primary categories impacting the change between 2004 and 2003 are noted in Table 7 below.

Table 7:  Noninterest Expense
                                    Years Ended December 31,    % Change from prior year
                                     2004     2003     2002           2004     2003
                                                  (dollars in thousands)
Salaries and employee benefits     $5,847   $5,604   $5,441            4.3%     3.0%
Occupancy                           1,231    1,241    1,116           -0.8%    11.2%
Data processing and information
systems                               399      413      418           -3.4%    -1.2%
Goodwill and purchased core
deposit amortization                  332      310      290            7.1%     6.9%
Other operating expenses            2,463    2,452    2,323            0.4%     5.6%
Total noninterest expenses        $10,272  $10,020   $9,588            2.5%     4.5%

Salaries and employee benefits are the largest component of noninterest expense and totaled $5.8 million in 2004, an increase of $243,000 or 4.3%, as compared to 2003 results. Salary expense was $4.3 million in 2004, an increase of $93,000, or 2.2%, as compared to 2003 as a result of normal salary increases offset by a decrease in the number of full-time equivalent employees in 2004. The number of full-time equivalent employees decreased to 130 in 2004 from 133 in 2003. Health insurance costs rose $40,000, or 8.9%, in 2004. In 2003 the Company established an employee medical benefit plan to self-insure claims.
The Company and its covered employees contribute to the fund to pay the claims and stop-loss premiums. Bonus expense in 2004 was $131,000 compared to $84,000 in 2003. The increase between the years occurred as a result of the Company meeting its key performance indicators as established by the board of directors at the beginning of the year.

Occupancy expense decreased $10,000 between 2004 and 2003 for a total of $1.2 million. In 2003 occupancy expense increased $125,000 from 2002. The fluctuation between the three years is attributable to the opening of a new branch and related expenses in February 2003.

During 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles," which requires that goodwill no longer be amortized but tested annually for impairment. There was no impairment of goodwill in 2004, 2003 and 2002. The purchased core deposit intangible is amortized using a systematic method over an eight-year period. The core deposit intangible will be fully amortized in September 2005.

Other operating expenses in 2004 remained unchanged at $2.4 million from 2003. Other operating expenses in 2003 increased $129,000 or 5.6% compared to 2002, primarily the result of an increase of $132,000 related to loan and collection expenses, and additional marketing and public relations expense of $83,000 due to promotional efforts used to raise Company awareness in the new branch market.

Income Taxes

Income tax expense was $2.2 million in 2004, $1.5 million in 2003, and $1.8 million in 2002. The higher tax expense in 2004 reflected the Company's decrease in tax-exempt interest income and an increase in state income taxes as a result of the Wisconsin Department of Revenue (WDOR) audit. The Company's effective tax rate was 32.9% in 2004, 27.6% in 2003, and 28.5% in 2002.

In January 2005 the Company signed a tax settlement with the WDOR regarding taxation of certain investment subsidiary earnings from the Bank's investment subsidiary located in Nevada. The amount of the settlement was appropriately reserved for as of the balance sheet date. Future income tax expense will increase as a result of the WDOR settlement.

The Company's open tax returns are currently under audit by the Internal Revenue Service for an issue in connection with the investment subsidiary's activities. The Company believes it has calculated and paid appropriate income taxes in accordance with written tax code and regulations. The Company is appealing the IRS's actions and interpretations. The Bank's net income would be reduced if the IRS was successful in those actions.

BALANCE SHEET ANALYSIS

Loans

Total loans grew to $284.1 million at December 31, 2004, a 5.6% increase from the end of 2003. This follows a 5.5% increase at December 31, 2003 over 2002 year-end.

Table 8:  Loan Composition
                                       2004                 2003                 2002                 2001                 2000
                                          % of                 % of                 % of                 % of                 % of
                               Amount     Total     Amount     Total     Amount     Total     Amount     Total     Amount     Total
                                                        (dollars in thousands)

Commercial                    $48,252     17.0%    $47,316     17.6%    $50,204     19.7%    $44,352     19.2%    $42,806     18.9%

Real estate commercial         94,349     33.2%     87,245     32.4%     75,577     29.7%     70,623     30.5%     60,933     26.9%

Agricultural                   35,723     12.6%     35,740     13.3%     33,578     13.2%     36,819     15.9%     41,439     18.3%

Real estate construction        9,667      3.4%      9,306      3.5%      8,489      3.3%      5,375      2.3%      4,200      1.9%

Real estate residential        87,703     30.9%     80,526     29.9%     77,167     30.3%     64,375     27.8%     66,201     29.2%

Installment                     8,525      2.9%      9,049      3.3%     10,001      3.8%     10,170      4.3%     11,177      4.7%

Lease financing                     0      0.0%          0      0.0%          0      0.0%          0      0.0%        239      0.1%

Less:  deferred loan fees          78      0.0%         77      0.0%         78      0.0%         65      0.0%         53      0.0%
Total loans                  $284,141    100.0%   $269,105    100.0%   $254,938    100.0%   $231,649    100.0%   $226,942    100.0%

Commercial loans totaled $48.3 million at year end 2004 and comprised 17.0% of the loan portfolio compared with 17.6% of the portfolio at the end of 2003.
The commercial loan classification consists of loans to sole proprietors, partnerships, small businesses and corporations. Loans in this category are to
a wide range of industries.   Loan participations purchased from other
institutions are included in this category. During the year participation loans decreased $11.0 million due to the lead banks buying back the loans or the loans were refinanced with other financial institutions. Excluding participation loans the Company grew commercial and real estate commercial loans $12.0 million in 2004.

Real estate commercial loans totaled $94.3 million at year end 2004 and comprised 33.2% of the loan portfolio compared with 32.4% of the portfolio at the end of 2003. Loans in this classification grew $7.1 million, or 8.1%, during 2004. Loans of this type are in a broad range of industries. The Company has experienced additional loan opportunities in the new markets it has entered.

Agricultural loans remained relatively unchanged at $35.7 million for the years ended 2004 and 2003. As a percentage of the loan portfolio agricultural loans were 12.6% in 2004 and 13.3% in 2003. Agricultural loans are made principally to farmers engaged in dairy production. The credit risk related to these types of loans is influenced by milk prices and the resulting impact on the borrower's operations. The dairy industry saw improved milk prices during 2004 that allowed farmers to pay-down their current debt level and operate without having to take additional loans. Agricultural loans have decreased as a percentage of the loan portfolio due to the expansion of the Company into new markets that are not agricultural dependent.

Real estate construction loans were $9.7 million at the end of 2004, up $361,000 since year end 2003, and comprised 3.4% of the loan portfolio, a decrease from 3.5% at year end 2003. Loans in this classification provide short-term financing for acquisition or development of commercial real estate, such as multifamily residents or other commercial developments.

Real estate residential loans totaled $87.7 million at the end of 2004, up $7.2 million from year end 2003, and comprised 30.9% of the loan portfolio, up from 29.9% at year-end 2003. Loans in this category include conventional home mortgages, second mortgages, and home equity lines. During 2004, the housing market remained strong in the Company's market place in both new construction and refinancing activities.

Installment loans totaled $8.5 million, or 2.9% of the loan portfolio at the end of 2004 compared to $9.1 million or 3.3% at the end of 2003. Installment loans include short-term installment loans, automobile loans, recreational vehicle loans, credit card loans, and other personal loans. The decrease in installment loans was strongly influenced by extensive competition from local credit unions offering low interest rates on installment loans. The Company has directed resources toward other loan categories such as commercial real estate and real estate residential lending.

Table 9:  Loan Maturity Distribution and Interest Rate Sensitivity
                                           Loan Maturity
                               One Year  Over one Year    Over
                               or Less   to Five Years  Five Years
                                      (dollars in thousands)
Commercial                     $21,015      $17,100         $275

Real estate commercial          38,886       53,184        2,279

Agricultural                    21,383       18,292        3,808

Real estate construction         9,667

Real estate residential         24,239       36,722       26,714
Land Contracts                   2,732        5,614          179
Total                         $117,922     $130,912      $33,255

Fixed rate                     $78,839      $74,558         $723
Variable rate                   39,083       56,354       32,532
Total                         $117,922     $130,912      $33,255

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic conditions. At December 31, 2004 no concentrations existed in the Company's portfolio in excess of 10% of total loans.

Allowance for Loan Losses

The loan portfolio is the primary asset subject to credit risk. To reflect this credit risk, the Company sets aside an allowance for possible loan losses through periodic charges to earnings. Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and ongoing review of borrowers' outstanding loans and commitments.

Table 10:  Loan Loss Experience
                                                            Years Ended December 31,
                                                   2004    2003     2002     2001     2000
                                                             (dollars in thousands)
Allowance for loan losses at
beginning of year                                $2,732   $2,702   $2,597   $2,593   $2,286

Loans charged off:
  Commercial and agricultural                       126      374      475      389       78
  Real Estate Residential                            17       11       10       21       12
  Installment                                        43       94       75       81      103
  Total loans charged off                           186      479      560      491      193

Recoveries on loans previously charged off:
  Commercial and agricultural                        47       25       32       95       38
  Real Estate Residential                             0       10        0       10       34
  Installment                                        12       18        8       20       28
  Total loans recovered                              59       53       40      125      100
Net loans charged off                               127      426      520      366       93
Provision for loan losses                           215      456      625      370      400

Allowance for loan losses at
end of year                                      $2,820   $2,732   $2,702   $2,597   $2,593

Ratio of allowance for loan
losses to net charge offs                          22.2      6.4      5.2      7.1     27.9
Ratio of allowance for loan
losses to total loans at end of
period                                             0.99%    1.02%    1.06%    1.12%    1.14%
Ratio of net charge-offs during
period to average loans
outstanding                                        0.05%    0.16%    0.21%    0.16%    0.04%

The allowance for loan losses at December 31, 2004 was $2.8 million compared with $2.7 million at the end of 2003. The December 31, 2004 ratio of allowance for loan losses to outstanding loans was 0.99% compared with 1.02% at December 31, 2003. Based on management's analysis of the loan portfolio during 2004, a provisional expense of $215,000 was recorded for the year ended December 31, 2004 a decrease of $241,000 compared to the same period in 2003. Net loan charge-offs of $127,000 occurred in 2004, and the ratio of net charge-offs to average loans for the period ended December 31, 2004 was 0.05% compared to 0.16% at December 31, 2003. Loans charged-off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

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

Table 11:  Allocation of the Allowance for Loan Losses
                                                  As of December 31,
                                 2004       2003       2002       2001       2000
                                                (dollars in thousands)
Commercial and agricultural    $1,862     $1,977     $1,771     $1,604     $1,459
Real estate                       500        474        592        487        478
Installment                       160        181        189        195        202
Impaired Loans                     83         67        150        226        341
Unallocated                       215         33          0         85        117
     Total allowance           $2,820     $2,732     $2,702     $2,597     $2,597

In the opinion of management, the allowance for loan losses was adequate as of December 31, 2004. While management uses available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions and the impact of such changes on borrowers.

Nonperforming Loans

Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. Restructured loans involve the granting of concessions to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate. Additionally, whenever management becomes aware of facts that may adversely impact the collection of principal or interest on loans, it is the Company's practice to place such loans on nonaccrual status immediately rather than waiting until the loans become 90 days past due. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Previously accrued and uncollected interest on such loans is reversed, and income is recorded only to the extent that interest payments are subsequently received and principal is collectible.

Table 12: Nonperforming Loans and Other Real Estate Owned
                                                         December 31,
                                          2004     2003     2002     2001     2000
                                                    (dollars in thousands)
Nonaccrual loans                          $758     $136     $417     $221     $517
Impaired loans                             432      457    1,667    1,684   $1,691
Accruing loans past due 90 days or
more                                        43       35       62       30       24
Restructured loans                         322      320       14      453      295
Total nonperforming  loans              $1,555     $948   $2,160   $2,388   $2,527
Other real estate owned                     72      270      -         90       98
Total nonperforming assets              $1,627   $1,218   $2,160   $2,478   $2,625

Nonperforming loans to total loans        0.55%    0.35%    0.85%    1.03%    1.11%
Nonperforming assets to total assets      0.40%    0.32%    0.59%    0.73%    0.82%

Nonperforming loans at December 31, 2004 were $1,555,000 compared to $948,000 at December 31, 2003, mainly due to an increase in nonaccrual loans of
$622,000.     The ratio of nonperforming loans to total loans at the end of
2004 was 0.55% compared to 0.35% at the end of 2003.

The following table shows the gross interest that would have been reported if all loans had been current throughout the year in accordance with their original terms.

Table 13:  Forgone Loan Interest
                                        Years Ended December 31,
                                         2004    2003     2002
                                         (dollars in thousands)
Interest income in accordance with
original terms                           $80     $142     $162
Interest income recognized               (13)     (30)     (44)
Reduction in interest income              67      112      118

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


Table 14:  Investment Securities Portfolio at Estimated Fair Value
                                      Years Ended December 31,
                                     2004       2003       2002
                                       (dollars in thousands)
U.S. treasury securities and
obligations of U.S. government
corporations and agencies             $648       $454     $1,473
Mortgage-backed securities          54,039     50,018     47,730
Obligations of states and
political subdivisions              23,743     24,859     25,843
Corporate debt securities            2,501      2,506      1,125
Equity securities                      151        151        151
           Totals                  $81,082    $77,988    $76,322

Investment securities averaged $81.9 million in 2004 compared to $76.5 million in 2003. In 2004, the average balance of securities increased partly as a result of excess liquidity used to purchase investments.

At December 31, 2004 the Company's securities portfolio did not contain securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of stockholders' equity.


Table 15:  Investment Securities Portfolio Maturity Distribution
                                                     After             After
                                                    One But           Five but
                                  Within             Within            Within             After
                                 One Year          Five Years         Ten Years          Ten Years
                                  Amount    Yield    Amount    Yield    Amount    Yield    Amount    Yield    Amount    Yield
U.S. treasury securities
and obligations of U.S.
government
corporations and agencies           $200    1.56%      $448    4.02%      $-      0.00%       -         -       $648    3.26%

Mortgage-backed securities         3,663    4.90%    48,715    4.37%     1,661    6.46%       -         -    $54,039    4.47%

Obligations of states and
political
subdivisions (1)                   3,671    3.94%    13,831    4.15%     5,714    4.28%       527     5.50%  $23,743    4.18%


Corporate debt securities             25    7.50%       -        -         100    4.34%     2,376     5.91%   $2,501    5.86%
     Total carrying value         $7,559    4.35%   $62,994    4.32%    $7,475    4.77%    $2,903     5.84%  $80,931    4.42%

(1) The yield on tax-exempt investment securities is computed on a tax equivalent basis using a tax rate of 34%.

Deposits

Deposits are the Company's largest source of funds. At December 31, 2004, deposits were $303.4 million, up $15.7 million or 5.5% from $287.6 million at December 31, 2003. On average, total deposits were $285.7 million for 2004, an
increase of 2.0% over 2003.   Average brokered deposits were $15.3 million in
2004 and $10.5 million in 2003. The use of brokered deposits reflects the Company's use of such instruments to provide additional funding to meet its liquidity needs. The brokered deposits were acquired at funding rates similar to the Company's own market area.


Table 16: Average Deposits Distribution
                                         2004                 2003                 2002
                                             % of                 % of                 % of
                                   Amount    Total      Amount    Total      Amount    Total
                                                    (dollars in thousands)
Non-interest bearing demand        $42,506    14.9%     $37,778    13.5%     $34,086    13.2%
Interest-bearing demand             27,444     9.6%      28,178    10.1%      24,967     9.7%
Savings deposits                    70,927    24.8%      69,895    24.9%      67,200    26.1%
Time deposits                      129,504    45.3%     133,864    47.7%     120,967    47.0%
Brokered Certificates of Deposit    15,304     5.4%      10,500     3.8%      10,136     4.0%
Total                             $285,685   100.0%    $280,215   100.0%    $257,356   100.0%

Growth in local retail deposits has slowed during the past several years. The Company's retail deposit growth is continuously influenced by competitive pressure from other financial institutions, as well as other investment opportunities available to customers. In 2005, emphasis will be placed on generating additional core deposits through competitive pricing of deposits and established branch delivery systems.


Table 17:  Maturity Distribution of Certificates of Deposit of $100,000 or More
                                   December 31, 2004
(dollars in thousands)
3 months or less                        $25,607
Over 3 months through 6 months           13,975
Over 6 months through 12 months          13,261
Over 12 months                            7,491

Total                                   $60,334

Other Funding Sources

Other funding sources, including short-term and long-term borrowings, were $68.2 million at December 31, 2004, an increase of $16.9 million from 2003. Short-term borrowings consist of securities sold under repurchase agreements. Average 2004 short-term borrowings were $20.5 million compared to $13.2 million in 2003 due to a municipal repurchase agreement. Long-term debt consists of advances from the Federal Home Loan Bank. Long-term debt was $49.0 million at
December 31, 2004 compared to $40.0 million in 2003.   The Company took
additional advances during 2004 to meet liquidity needs and fix the funding costs in the lower interest rate environment.


Table 18:  Short-term Borrowings
                                                           December 31,
                                                  2004        2003        2002
Balance end of year                             $19,216     $11,294     $18,040
Average amounts outstanding during year         $20,526     $13,177     $22,095
Maximum month-end amounts outstanding           $29,641     $19,495     $34,937
Average interest rates on amounts outstanding
during year                                        1.51%       1.14%       1.76%
Average interest rates on amounts outstanding
at end of year                                     2.11%       0.90%       1.24%

Off-Balance Sheet Obligations

As of December 31, 2004 the Company has the following commitments, which do not appear on its balance sheet:


                                           2004          2003
Commitments to extend credit:
     Fixed rate                        $16,302,170   $11,390,725
     Adjustable rate                    16,458,316    18,268,087
Standby and irrevocable letters of
credit-fixed rate                        4,450,768     2,269,944
Credit card commitments                  5,208,320     5,296,774

Further discussion of these commitments is included in Note 18, "Financial Instruments with Off-Balance Sheet Risk" of the notes to the consolidated financial statements.

Contractual Obligations

The Company is party to various contractual obligations requiring use of funds as part of its normal operations. The table below outlines principal amounts and timing of these obligations, excluding amounts due for interest, if applicable. Most of these obligations are routinely refinanced into a similar replacement obligation. However, renewal of these obligations is dependent on the Company's ability to offer competitive interest rates or availability of collateral for pledging mortgage loans or securities as in the case of advances from the Federal Home Loan Bank.


Table 19:  Contractual Obligations at December 31, 2004
                                              Total    < 1 year  1-3 years  3-5 years  > 5 years
Time deposits                               $149,161   $113,974   $34,849       $338       $-
Long-term Federal Home Loan Bank advances     49,000     12,000    24,500     12,500        -
Deferred director fees                         1,026        160       273        102       491
Premises and equipment purchase commitments    1,580      1,580
Total contractual obligations               $200,767   $127,714   $59,622    $12,940      $491


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

The Bank's primary funding source is deposits. The overall average deposit base grew $5.5 million during 2004. Affecting liquidity are core deposit growth levels, certificates of deposit maturity structure and diversification of wholesale funding sources. Deposit outflow will cause the Bank to develop alternative funding sources which may not be as liquid and potentially more costly.

The Company also relies on cash flow from its investment and loan portfolios in the form of interest and principal paydowns as a constant source of liquidity. Factors affecting the liquidity relative to loans are changes in interest rates, the economy, and competition.

The Company employs non-deposit funding sources such as corporate funds in the form of repurchase agreements, federal funds purchased, and Federal Home Loan Bank (FHLB) advances. Repurchase agreements with corporate customers totaled $19.2 million compared with $11.3 million at the end of 2003. Borrowings from the FHLB totaled $49.0 million and $40.0 million at the end of year 2004 and

2003, respectively.

The Bank's liquidity resources were sufficient in 2004 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

Management expects that deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although repurchase agreements with corporate customers and borrowings from the FHLB provided funds in 2004, management expects deposit growth, including brokered CD's, to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, federal funds sold and portfolio investments, loan maturities and access to other funding sources.

In assessing liquidity, historical information such as seasonality, local economic cycles and the economy in general are considered along with the current ratios, management goals and the unique characteristics of the Company. Management believes that, in the current economic environment, the Bank's liquidity position is adequate. To management's knowledge, there are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Bank's liquidity.

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


Table 20: Interest rate sensitivity gap analysis
                                                                     December 31, 2004
                                                  0-90      91-180    181-365      1-5    Beyond
                                                  Days       Days       Days      Years   5 Years      Total
                                                                   (dollars in thousands)
Earning Assets:
     Loans                                      $31,295    $28,740    $53,885   $136,923   $33,298    $284,141
     Securities                                   1,564      3,376      2,619     62,747    13,311     $83,617
     Other earning assets                        19,585                                                 19,585
Total                                           $52,444    $32,116    $56,504   $199,670   $46,609    $387,343
Cumulative rate sensitive assets                $52,444    $84,560   $141,064   $340,734  $387,343
Interest-bearing liabilities:
     Interest-bearing deposits (1)              $56,115    $30,102    $37,047    $42,617    $86,692   $252,573
     Other interest-bearing liabilities          19,216                12,000     37,000          0     68,216
Total                                           $75,331    $30,102    $49,047    $79,617    $86,692   $320,789
Cumulative interest sensitive liabilities       $75,331   $105,433   $154,480   $234,097   $320,789

Interest sensitivity gap                       $(22,887)    $2,014     $7,457   $120,053   $(40,083)

Cumulative interest sensitivity gap            $(22,887)  $(20,873 ) $(13,416)  $106,637    $66,554


Cumulative ratio of rate sensitive assets
to rate sensitive liabilities                      69.6%      80.2%      91.3%     145.6%     120.7%

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

Capital

Stockholders' equity at December 31, 2004 increased $2.3 million to $36.1 million compared with $33.8 million at year-end 2003. The increase in stockholders' equity in 2004 was primarily composed of the retention of earnings, issuance of common stock and the proceeds from the exercise of stock options with an offsetting decrease from the payment of dividends. Cash dividends paid were $1.28 per share in 2004 and 2003. Stockholders' equity at year-end 2004 included $343,000 of accumulated other comprehensive income, related to unrealized gains on securities available for sale, net of the tax effect, compared to $905,000 at December 31, 2003.

The adequacy of the Company's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of December 31, 2004, 2003, and 2002, the Company's Tier 1 risk-based capital ratios, total risk-based capital ratios and Tier 1 leverage ratios were well in excess of regulatory requirements. Management feels the capital structure of the Company is adequate.

Table 21:  Capital Ratios
                                             At December 31,
                                        2004      2003      2002
(In thousands, except per share data)
Total Stockholders' Equity            $36,084   $33,764   $32,186
Tier 1 Capital                         35,215    32,000    29,754
Total Regulatory Capital               38,035    34,732    32,456

Total equity to assets                    8.8%      9.0%      8.8%
Tier 1 to average assets                  9.1%      8.7%      8.5%
Tier 1 risk-based capital ratio          12.1%     11.8%     11.6%
Total risk-based capital ratio           13.1%     12.8%     12.7%

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

Independent Auditor's Report

Board of Directors
Mid-Wisconsin Financial Services, Inc.
Medford, Wisconsin

We have audited the accompanying consolidated balance sheets of Mid-Wisconsin Financial Services, Inc. and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Wisconsin Financial Services, Inc. and Subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


Wipfli LLP
Wipfli LLP


January 14, 2005
Wausau, Wisconsin

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Consolidated Balance Sheets
December 31, 2004 and 2003
                                                                       2004              2003
 Assets
 Cash and due from banks                                            $12,566,937       $13,694,114
 Interest-bearing deposits in other financial institutions               17,482           614,128
 Federal funds sold                                                  19,567,120         1,628,359
 Securities available for sale - At fair value                       81,081,597        77,988,188
 Federal Home Loan Bank stock (at cost)                               2,535,200         2,154,100
 Loans held for sale                                                    546,225           330,775
 Loans receivable, net of allowance for loan losses of $2,820,034
 in 2004 and $2,732,447 in 2003                                     281,321,188       266,372,637
 Accrued interest receivable                                          1,553,887         1,613,617
 Premises and equipment                                               6,185,311         5,596,313
 Intangible assets                                                      231,474           563,543
 Goodwill                                                               295,316           295,316
 Other assets                                                         4,914,768         4,373,457

 TOTAL ASSETS                                                      $410,816,505      $375,224,547

 Liabilities and Stockholders' Equity
 Non-interest-bearing deposits                                      $50,813,737       $39,949,256
 Interest-bearing deposits                                          252,573,293       247,700,052
 Total deposits                                                     303,387,030       287,649,308

 Short-term borrowings                                               19,216,097        11,294,262
 Long-term borrowings                                                49,000,000        40,000,000
 Accrued interest payable                                             1,147,527         1,206,178
 Accrued expenses and other liabilities                               1,982,042         1,310,609

 Total liabilities                                                  374,732,696       341,460,357

 Stockholders' equity:
 Common stock - Par value $.10 per share:
 Authorized - 6,000,000 shares
 Issued and outstanding - 1,703,577 shares in 2004 and
 1,685,550 shares in 2003                                               170,358           168,555
 Additional paid-in capital                                          11,541,644        10,975,920
 Retained earnings                                                   24,028,311        21,714,225
 Accumulated other comprehensive income                                 343,496           905,490

 Total stockholders' equity                                          36,083,809        33,764,190

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $410,816,505      $375,224,547

See accompanying notes to consolidated financial statements.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Consolidated Statements of Income
Years Ended December 31, 2004, 2003, and 2002
                                                               2004          2003          2002
 Interest and dividend income:
 Loans, including fees                                     $16,692,806   $16,501,158   $17,068,344
 Securities:
 Taxable                                                     2,462,332     2,371,461     3,161,464
 Tax-exempt                                                    992,309     1,033,170     1,089,107
 Other                                                          90,177        55,922        66,030

 Total interest and dividend income                         20,237,624    19,961,711    21,384,945

 Interest expense:
 Deposits                                                    4,121,170     5,049,375     5,668,506
 Short-term borrowings                                         309,118       150,790       388,432
 Long-term borrowings                                        1,673,152     1,663,778     1,524,597

 Total interest expense                                      6,103,440     6,863,943     7,581,535

 Net interest income                                        14,134,184    13,097,768    13,803,410
 Provision for loan losses                                     215,000       456,667       625,000

 Net interest income after provision for loan losses        13,919,184    12,641,101    13,178,410

 Noninterest income:
 Service fees                                                  843,513       823,942       849,606
 Trust service fees                                            752,671       707,633       642,737
 Net realized gain on sale of securities available
 for sale                                                            0             0        17,349
 Investment product commissions                                408,307       420,406       436,775
 Other operating income                                      1,016,459     1,029,388       729,538

 Total noninterest income                                    3,020,950     2,981,369     2,676,005

 Noninterest expenses:
 Salaries and employee benefits                              5,846,868     5,603,896     5,441,313
 Occupancy                                                   1,231,338     1,241,398     1,116,205
 Data processing and information systems                       398,625       413,002       418,096
 Goodwill and purchased core deposit amortization              332,069       310,344       290,042
 Other operating expenses                                    2,462,715     2,451,659     2,322,843

 Total noninterest expenses                                 10,271,615    10,020,299     9,588,499

 Income before provision for income taxes                    6,668,519     5,602,171     6,265,916
 Provision for income taxes                                  2,192,956     1,544,236     1,783,080

 Net income                                                 $4,475,563    $4,057,935    $4,482,836

 Basic earnings per share                                        $2.65         $2.41         $2.65

 Diluted earnings per share                                      $2.64         $2.41         $2.65

 Cash dividends declared per share                               $1.28         $1.28         $1.28
<FM>
See accompanying notes to consolidated financial statements.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2004, 2003, and 2002
                                                                                                       Accumulated
                                                                            Additional                    Other
                                                        Common Stock         Paid-In        Retained  Comprehensive
                                                    Shares      Amount       Capital        Earnings      Income       Totals
 Balance,   January  1,  2002                     1,696,497    $169,650    $10,972,612    $17,806,485    $604,374    $29,553,121

 Comprehensive income:
   Net income                                                                               4,482,836                  4,482,836
   Other comprehensive income                                                                             658,715        658,715
  Total comprehensive income                                                                                           5,141,551

 Proceeds from stock benefit plans                    2,334         234         61,950                                    62,184
 Repurchase of common stock
   returned to unissued                             (14,356)     (1,436)       (92,962)      (307,571)                  (401,969)
 Cash dividends paid,
   $1.28 per share                                                                         (2,169,080)                (2,169,080)

 Balance,  December   31,   2002                  1,684,475     168,448     10,941,600     19,812,670   1,263,089     32,185,807

 Comprehensive income:
 Net income                                                                                 4,057,935                  4,057,935
 Other comprehensive loss                                                                                (357,599)      (357,599)
 Total comprehensive income                                                                                            3,700,336

 Proceeds from stock benefit plans                    1,075         107         28,560                                    28,667
 Stock-based compensation                                                        5,760                                     5,760
 Cash dividends paid,
   $1.28 per share                                                                         (2,156,380)                (2,156,380)

 Balance, December 31, 2003                       1,685,550     168,555     10,975,920     21,714,225     905,490     33,764,190

 Comprehensive income:
 Net income                                                                                 4,475,563                  4,475,563
 Other comprehensive loss                                                                                (561,994)     (561,994)
 Total comprehensive income                                                                                            3,913,569

 Issuance of common stock                            17,500       1,750        542,150                                   543,900
 Proceeds from stock benefit plans                      527          53         16,416                                    16,469
 Stock-based compensation                                                        7,158                                     7,158
 Cash dividends paid,
   $1.28 per share                                                                         (2,161,477)                (2,161,477)

 Balance,  December  31,  2004                    1,703,577    $170,358    $11,541,644    $24,028,311    $343,496    $36,083,809

See accompanying notes to consolidated financial statements.

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003, and 2002
                                                               2004         2003         2002
 Increase (decrease) in cash and due from banks:
 Cash flows from operating activities:
 Net income                                                $4,475,563   $4,057,935   $4,482,836
 Adjustments to reconcile net income to net cash
 provided by operating activities:
 Provision for depreciation and net amortization              955,972    1,062,130      947,914
 Provision for loan losses                                    215,000      456,667      625,000
 Provision (benefit) for deferred income taxes                 73,506       12,826     (123,657)
 Gain on sale of investment securities                              0            0      (17,349)
 (Gain) loss on premises and equipment disposals                1,613         (542)       6,770
 Loss on foreclosed real estate                                 8,639       80,896       18,329
 Federal Home Loan Bank stock dividends                      (135,500)    (154,100)     (82,200)
 Stock-based compensation                                       7,158        5,760            0
 Changes in operating assets and liabilities:
 Loans held for sale                                         (215,450)     460,645     (339,770)
 Other assets                                                (452,196)     185,794      (22,813)
 Other liabilities                                            612,782     (805,459)     176,674

 Net cash provided by operating activities                  5,547,087    5,362,552    5,671,734

 Cash flows from investing activities:
 Net (increase) decrease in interest-bearing deposits
 in other financial institutions                              596,646     (594,720)       5,694
 Net  (increase)  decrease  in   federal  funds  sold     (17,938,761)  10,197,422  (11,112,936)
 Securities available for sale:
 Proceeds from sales                                                0            0      497,921
 Proceeds from maturities                                  21,655,284   43,798,257   33,340,989
 Payment for purchases                                    (25,618,232) (46,133,173) (25,646,479)
 Payment for purchase of Federal Home Loan Bank

 stock                                                       (245,600)           0     (417,800)
 Net increase in loans                                    (15,085,223) (15,696,749) (23,785,419)
 Capital expenditures                                      (1,209,663)    (760,756)    (410,208)
 Proceeds from sale of premises and equipment                   1,700        1,400        9,355
 Proceeds from sale of other real estate                      111,136      751,134       47,404
 Purchase of bank-owned life insurance                              0   (3,000,000)           0

 Net cash used in investing activities                    (37,732,713) (11,437,185) (27,471,479)

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2004, 2003, and 2002
                                                                2004            2003            2002
 Cash flows from financing activities:
 Net increase in deposits                                   $15,737,722     $13,157,355     $16,090,506
 Net increase (decrease) in short-term borrowings             7,921,835      (6,745,255)     (1,349,919)
 Proceeds from issuance of long-term  borrowings             20,000,000       9,000,000      10,000,000
 Principal payments on long-term borrowings                 (11,000,000)     (9,000,000)              0
 Issuance of common stock                                       543,900               0               0
 Proceeds from stock benefit plans                               16,469          28,667          62,184
 Payment for repurchase of common stock                               0               0        (401,969)
 Cash dividends paid                                         (2,161,477)     (2,156,380)     (2,169,080)

 Net cash provided by financing activities                   31,058,449       4,284,387      22,231,722

 Net  increase  (decrease)  in  cash and due from banks      (1,127,177)     (1,790,246)        431,977
 Cash and due from banks at beginning                        13,694,114      15,484,360      15,052,383

 Cash and due from banks at end                             $12,566,937     $13,694,114     $15,484,360

 Supplemental cash flow information:


 Cash paid during the year for:
    Interest                                                 $6,162,091      $6,951,992      $7,981,419
    Income taxes                                              1,976,000       1,608,066       2,034,775

 Noncash investing and financing activities:

 Loans transferred to other real estate                          71,672       1,549,722          24,302
 Loans charged off                                              185,819         478,948         560,134
 Loans made in connection with the sale of
    other real estate                                           150,000         447,917          48,235

See accompanying notes to consolidated financial statements.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 1  Summary of Significant Accounting Policies

Principal Business Activity

Mid-Wisconsin Financial Services, Inc. (the "Company") operates as a full-service financial institution with a primary market area including, but not limited to, Clark, Taylor, Price, Marathon, and Oneida Counties, Wisconsin. It provides a variety of traditional banking products in addition to trust services, uninsured investment product sales, and appraisal and title services.

Principles of Consolidation

The consolidated financial statements include the accounts of Mid-Wisconsin Financial Services, Inc. and its subsidiary, Mid-Wisconsin Bank (the "Bank"), and the Bank's wholly owned subsidiaries, Mid-Wisconsin Investment Corporation and Excel Real Estate Services, Inc. All significant intercompany balances and transactions have been eliminated. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry.

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


Loans Held for Sale

Loans held for sale consist of the current origination of certain fixed-rate mortgage loans and are recorded at the lower of aggregate cost or fair value.
A gain or loss is recognized at the time of the sale reflecting the present value of the difference between the contractual interest rate of the loans sold and the yield to the investor. All loans held for sale at December 31, 2004 and 2003, have a forward sale commitment from an investor. Mortgage servicing rights are not retained.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest on loans is accrued and credited to income based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 1  Summary of Significant Accounting Policies (Continued)

Loans (Continued)

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication the borrower may be unable to make payments as they become due. When loans are placed on nonaccrual or charged off, all unpaid accrued interest is reversed against interest income. The interest on these loans is subsequently accounted for on the cash basis until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance for loan losses includes specific allowances related to loans which have been judged to be impaired under current accounting standards. A loan is impaired when, based on current information, it is probable the company will not collect all amounts due in accordance with the contractual terms of the loan agreement. Management has determined that commercial, financial, and agricultural loans and commercial real estate loans that have a nonaccrual status or have had their terms restructured meet this definition. Losses on large groups of homogeneous loans, such as mortgage and consumer loans and leases, are evaluated using historical loss rates. Specific allowances for impaired loans are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

Goodwill and Purchased Intangibles

The excess of cost over the net assets acquired (goodwill) is tested for impairment annually. The Company tested for impairment during the third quarter and determined there was no impairment of goodwill during 2004. No impairment expense was recognized in 2004, 2003, or 2002.

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

Rate Lock Commitments

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The Company's rate lock commitments were $2,731,155 at December 31, 2004.

Segment Information

The Company, through a branch network of its banking subsidiary, provides a full range of consumer and commercial banking services to individuals, businesses, and farms in north central Wisconsin. These services include demand, time, and savings deposits; safe deposit services; credit cards; notary services; night depository; money orders, traveler's checks, and cashier's checks; savings bonds; secured and unsecured consumer, commercial, and real estate loans; ATM processing; cash management; and trust and financial planning.

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1  Summary of Significant Accounting Policies (Continued)

Segment Information (Continued)

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

Earnings per Share

Basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share includes the potential common stock shares issuable under the stock options granted. The weighted average number of shares outstanding were 1,689,035 in 2004, 1,684,596 in 2003, and 1,692,227 in 2002. The diluted, weighted average number of shares outstanding were 1,690,012 in 2004, 1,684,984 in 2003, and 1,692,491 in 2002.

Stock-Based Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provision of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company's plan vest six months after the grant date. The cost related to stock-based employee compensation included in the determination of net income is recognized over the vesting period using a straight-line method. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in 2002 net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 1  Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                                      2004           2003           2002
 Net income, as reported                          $4,475,563     $4,057,935     $4,482,836
 Add:  Stock-based employee
 compensation expense included in
 reported net income, net of related
 tax effects                                           7,158          3,802              0
 Deduct:  Total stock-based employee
 compensation expense determined
 under the fair value based method
 for all awards, net of related tax effects           (7,158)        (3,802)        (3,061)

 Pro forma net income                             $4,475,563     $4,057,935     $4,479,775

 Basic earnings per share, as reported                 $2.65          $2.41          $2.65
 Pro forma basic earnings per share                    $2.65          $2.41          $2.65
 Diluted earnings per share, as reported               $2.64          $2.41          $2.65
 Pro forma diluted earnings per share                  $2.64          $2.41          $2.65

The fair value of stock options granted in 2004, 2003, and 2002 was estimated at the date of grant using the Black-Scholes methodology. The following assumptions were made in estimating the fair value for options granted for the years ended December 31:

                                          2004      2003      2002
 Dividend yield                           4.50%     4.70%     4.70%
 Risk-free interest rate                  4.21%     4.03%     4.03%
 Weighted average expected life (years)     10        10        10
 Expected volatility                      9.24%     9.55%     9.55%

The weighted average fair value of options at their grant date, using the assumptions shown above, was computed at $1.92 per share for options granted in 2004, $1.63 per share for options granted in 2003, and $1.54 per share for options granted in 2002.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 1  Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)

In December 2004, the Financial Accounting Standards Board issued
SFAS no. 123R, Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued To Employees. SFAS no. 123R requires that the cost of share-based payment transactions (including those with employees and nonemployees) be recognized in the financial statements. SFAS no. 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. As noted above, the Company adopted SFAS No. 123 in January 2003; therefore, management expects the adoption of SFAS No. 123R to have an immaterial effect on the consolidated financial statements.

Note 2  Cash and Due From Banks

Cash and due from banks in the amount of $3,089,000 was restricted at December 31, 2004, to meet the reserve requirements of the Federal Reserve System.

In the normal course of business, the Bank maintains cash and due from bank balances with correspondent banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Total uninsured balances at December 31, 2004 were approximately $2,757,000.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 3  Securities

The amortized cost, fair value, and gross unrealized gains and losses for the Company's securities available for sale follow:

                                                         Gross        Gross
                                           Amortized  Unrealized    Unrealized      Fair
                                              Cost       Gains        Losses        Value
 December 31, 2004

 U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies                  $649,771       $688       $2,233       $648,226
 Mortgage-backed securities               54,320,992    159,118      441,636     54,038,474
 Obligations of states and
 political subdivisions                   22,957,014    796,318       10,310     23,743,022
 Corporate debt securities                 2,475,000     26,250            0      2,501,250

 Total debt securities                    80,402,777    982,374      454,179     80,930,972
 Equity securities                           150,625          0            0        150,625

 Totals                                  $80,553,402   $982,374     $454,179    $81,081,597

 December 31, 2003

 Obligations of U.S. government
 corporations and agencies                  $449,784     $6,250       $1,724       $454,310
 Mortgage-backed securities               49,895,168    354,358      231,424     50,018,102
 Obligations of states and
 political subdivisions                   23,626,428  1,234,034        1,811     24,858,651
 Corporate debt securities                 2,475,000     31,500            0      2,506,500

 Total debt securities                    76,446,380  1,626,142      234,959     77,837,563
 Equity securities                           150,625          0            0        150,625

 Totals                                  $76,597,005 $1,626,142     $234,959    $77,988,188

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 3  Securities (Continued)

The amortized cost and fair value of debt securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            Amortized        Fair
 Debt Securities Available for Sale            Cost          Value
 Due in one year or less                    $3,871,427     $3,896,530
 Due after one year through five years      13,772,959     14,278,718
 Due after five years through ten years      5,560,732      5,814,333


 Due after ten years through fifteen years     526,667        526,667
 Due after fifteen years                     2,350,000      2,376,250
 Mortgage-backed securities                 54,320,992     54,038,474

 Total debt securities available for sale  $80,402,777    $80,930,972

There were no sales of securities during 2004 and 2003. There were proceeds of $497,921 from sales of securities during 2002, with $17,349 of gross realized gains.

Securities with a carrying value of $48,845,064 and $34,089,558 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 3  Securities (Continued)

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31:

                                    Less Than 12 Months    12 Months or More         Total
                                     Fair    Unrealized    Fair    Unrealized    Fair    Unrealized
Description of Securities           Value      Losses     Value      Losses      Value     Losses
2004

U.S. Treasury obligations and
direct obligations of U.S.

government agencies                $199,929       $28    $247,609    $2,205     $447,538    $2,233
Mortgage-backed securities       25,925,274   240,599   9,196,872   201,037   35,122,146   441,636

Obligations of states and
political subdivisions            1,472,074     7,926     317,616     2,384    1,789,690    10,310

Total temporarily impaired
Securities                      $27,597,277  $248,553  $9,762,097  $205,626  $37,359,374  $454,179

2003

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

At December 31, 2004, 62 debt securities have unrealized losses with aggregate depreciation of 1.2% from the Company's amortized cost. These unrealized losses relate principally to the increase in interest rates and are not due to changes in the financial condition of the issuer. In analyzing an issuer's financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, and industry analysts' reports. Since management has the ability to hold debt securities until maturity (or the foreseeable future for securities available for sale), no declines are deemed to be other than temporary.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 4  Loans

The composition of loans at December 31 follows:


                                        2004            2003
 Commercial                         $48,252,170     $47,315,814
 Agricultural                        35,722,501      35,739,831
 Real estate:
 Construction                         9,667,490       9,305,663
 Commercial                          94,348,965      87,244,649
 Residential                         87,702,766      80,526,023
 Installment                          8,525,168       9,049,756

 Subtotals                          284,219,060     269,181,736
 Net deferred loan fees                 (77,838)        (76,652)
 Allowance for loan losses           (2,820,034)     (2,732,447)

 Net loans                         $281,321,188    $266,372,637

The aggregate amount of nonaccrual loans was approximately $1,190,000 and $593,000 at December 31, 2004 and 2003, respectively. Nonaccrual loans are those that are contractually past due 90 days or more as to interest or principal payments. If nonaccrual loans had been current, approximately $62,000, $54,000, and $164,000 of interest income would have been recognized for the years ended December 31, 2004, 2003, and 2002, respectively.

An analysis of impaired loans at December 31 follows:


                                                     2004         2003
 Impaired loans with a valuation allowance        $431,710     $457,162
 Impaired loans without a valuation allowance            0            0

 Total impaired loans                              431,710      457,162
 Less - Allowance for loan losses                   82,500       66,955

 Net investment in impaired loans                 $349,210     $390,207

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 4  Loans (Continued)

An analysis of impaired loans for the years ended December 31 follows:


                                                  2004        2003        2002
 Average recorded investment                   $639,533  $1,352,165  $2,780,904

 Interest income recognized                      $3,237     $18,298     $83,347

 Interest income recognized using cash basis    $11,638     $17,770     $94,068

An analysis of the allowance for loan losses for the years ended December 31 follows:

                                                2004        2003        2002
 Balance, January 1                        $2,732,447  $2,701,709  $2,597,416
 Provision charged to operating expense       215,000     456,667     625,000
 Recoveries on loans                           58,406      53,019      39,427
 Loans charged off                           (185,819)   (478,948)   (560,134)

 Balance, December 31                      $2,820,034  $2,732,447  $2,701,709

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

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 4  Loans (Continued)

Activity in related-party loans for the years ended December 31 is summarized below:

                                       2004        2003
 Loans outstanding, January 1     $1,328,535  $1,087,859
 Changes in related parties           40,396     (67,267)
 New loans                           679,664   1,293,091
 Repayments                         (881,661)   (985,148)

 Loans outstanding, December 31   $1,166,934  $1,328,535

The Company grants residential, commercial, agricultural, and consumer loans predominantly in central and northern Wisconsin. There were no significant concentrations of credit to any one debtor or industry group.

NOTE 5  Premises and Equipment

Premises and equipment consist of the following at December 31:

                                           2004         2003
 Land and improvements                $1,729,174     $922,281
 Buildings                             5,997,655    5,969,718
 Furniture and equipment               5,511,223    5,382,147

 Total cost                           13,238,052   12,274,146
 Less - Accumulated depreciation       7,052,741    6,677,833

 Totals                               $6,185,311   $5,596,313



Depreciation and amortization charged to operating expense totaled $617,352 in 2004, $651,006 in 2003, and $611,118 in 2002.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 6  Intangible Assets

The carrying values of intangible assets are summarized as follows:

                                          2004         2003
 Purchased core deposit intangible   $2,218,437   $2,218,437
 Less - Accumulated amortization      1,986,963    1,654,894

 Totals                                $231,474     $563,543

Amortization expense for intangible assets was $332,069 in 2004, $310,344 in 2003, and $290,042 in 2002.

Amortization expense for intangible assets for 2005 will be $231,474.

Note 7  Interest-Bearing Deposits

Aggregate annual maturities of certificate and IRA accounts at December 31, 2004, are as follows:


 2005           $113,973,907
 2006             21,366,343
 2007              8,095,912
 2008              5,386,535
 Thereafter          338,032

 Total          $149,160,729

Deposits from the Company's directors, executive officers, and affiliated companies in which they are principal owners totaled $4,038,949 and $4,617,839 at December 31, 2004 and 2003, respectively.

Interest-bearing deposits include $60,433,115 and $57,421,494 of certificates of deposit in denominations of $100,000 or greater at December 31, 2004 and 2003, respectively.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 8  Short-Term Borrowings

Short-term borrowings at December 31 consist of the following:


                                                   2004         2003
 Securities sold under repurchase agreements   $19,216,097   $11,294,262

The Company pledges U.S. agency securities available for sale as collateral for repurchase agreements. The fair value of pledged securities, including accrued interest receivable, totaled $30,329,292 and $20,425,353 at December 31, 2004 and 2003, respectively.

The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended December 31:

                                            2004          2003         2002
 Weighted average rate at December 31          2.11%         0.90%        1.24%

 For the year:
 Highest month-end balance              $29,641,428   $19,495,101   $34,936,710
 Daily average balance                   20,525,726    13,177,181    22,094,640
 Weighted average rate                         1.51%         1.14%         1.76%

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 9  Long-Term Borrowings

Long-term borrowings at December 31 consist of the following:

                                                         2004         2003
 1.73% to 5.07% fixed-rate FHLB  advances, interest
 payable monthly with principal due during 2004               $0  $11,000,000

 2.39% to 4.14% fixed-rate FHLB advances, interest
 payable monthly with principal due during 2005       12,000,000   12,000,000

 2.02% to 4.44% fixed-rate FHLB advances, interest
 payable monthly with principal due during 2006       17,000,000   12,000,000

 3.58% to 3.87% fixed-rate FHLB advances, interest
 payable monthly with principal due during 2007        7,500,000            0

 3.67% to 5.51% fixed-rate FHLB advances, interest
 payable monthly with principal due during 2008        5,000,000    5,000,000

 3.87% to 4.61% fixed-rate FHLB advances, interest
 payable monthly with principal due during 2009        7,500,000            0

 Totals                                              $49,000,000  $40,000,000

The FHLB advances are secured by FHLB stock and a blanket lien consisting principally of one- to four-family real estate loans totaling approximately $73,000,000 and $66,000,000 at December 31, 2004 and 2003, respectively. In addition, the FHLB advances at December 31, 2004 were secured by securities with an approximate carrying value of $1,939,000.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 10  Income Taxes

The components of the income tax provision are as follows:

                                            2004         2003        2002
 Current income tax expense:
 Federal                                $1,740,743   $1,423,837   $1,779,203
 State                                     378,707      107,573      127,534

 Total current                           2,119,450    1,531,410    1,906,737

 Deferred income tax expense (credit):
 Federal                                    68,258       10,156     (104,909)
 State                                       5,248        2,670      (18,748)

 Total deferred                             73,506       12,826     (123,657)

 Total provision for income taxes       $2,192,956   $1,544,236   $1,783,080

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                     2004                2003               2002
                                        Percent             Percent             Percent
                                          of                  of                  of
                                        Pretax              Pretax              Pretax
                               Amount   Income     Amount   Income     Amount   Income
 Tax expense at
   statutory rate           $2,267,296   34.0   $1,904,738   34.0   $2,130,411   34.0
 Increase (decrease) in
   taxes resulting from:
     Tax-exempt interest      (356,207)  (5.3)    (407,020)  (7.3)    (402,261)  (6.4)
     State income taxes        253,410    3.8       72,760    1.3       71,798    1.1
     Bank-owned life
       Insurance               (39,047)  (0.6)     (30,249)  (0.5)           0    0.0
     Other                      67,504    1.0        4,007    0.1      (16,868)  (0.2)

 Provision for income
   taxes                    $2,192,956   32.9   $1,544,236   27.6    $1,783,080  28.5

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 10  Income Taxes (Continued)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of the net deferred taxes are as follows:


                                                         2004         2003
 Deferred tax assets:
 Allowance for loan losses                             $793,019     $717,197
 Deferred compensation                                  401,441      396,753
 State net operating losses                              45,504       38,000
 Purchased deposit intangible                           355,264      282,754

 Totals                                               1,595,228    1,434,704
 Less - Valuation allowance                              45,504       38,000

 Total deferred tax assets                            1,549,724    1,396,704

 Deferred tax liabilities:
 Premises and equipment                                 235,608      175,669
 FHLB stock                                             206,773      153,426
 Prepaid expense and other                              113,240            0
 Unrealized gain on securities available for sale       184,699      485,693

 Total deferred tax liabilities                         740,320      814,788

 Net deferred tax asset                                $809,404     $581,916

Both the Company and the Bank pay state income taxes on their individual net earnings. At December 31, 2004, tax net operating losses at the Company of approximately $872,725 existed to offset future state taxable income. These net operating losses will begin to expire in 2007. The valuation allowance has been recognized to adjust deferred tax assets to the amount of tax net operating losses expected to be realized. If realized, the tax benefit for this item will reduce current tax expense for that period.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 10  Income Taxes (Continued)

Contingencies

The Bank has a non-Wisconsin subsidiary that holds and manages investment assets that have not been subject to Wisconsin tax. Over the past year, the Wisconsin Department of Revenue (WDOR) has conducted an audit of the subsidiary. Subsequent to the balance sheet date, the Company settled with the WDOR. The terms of the settlement are confidential; however, the settlement does not substantially change the operations of the subsidiary going forward. The settlement amount was appropriately reserved for as of the balance sheet date.

In addition, the Internal Revenue Service (IRS) is currently conducting an audit of the Company's open tax returns. The Company has been assessed additional tax, interest, and penalties as a result of the IRS audit; however, this assessment is in the process of being appealed. The Company believes all tax returns were filed appropriately and, at this time, no additional tax expense has been recorded.

Note 11  Self-Funded Insurance

Beginning on January 1, 2003, the company implemented a self-funded health care plan which provides medical benefits to employees, retirees, and their dependents. This health care cost is expensed as incurred. The health care expense is based upon actual claims paid, reinsurance premiums, administration fees, and unpaid claims at year-end. The company buys reinsurance to cover catastrophic individual claims over $25,000. Prior to January 1, 2003, the Company contracted with an outside insurance carrier to provide health care benefits to its employees.

Health care expense for 2004, 2003, and 2002 was $464,594, $426,593, and
$335,498, respectively. A liability of approximately $203,000 has been recognized for claims outstanding at December 31, 2004. Management believes this liability is sufficient to cover estimated claims including claims incurred but not yet reported.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 12  Retirement Plans

Effective December 1, 2002, the Company merged its noncontributory defined contribution money purchase plan into its 401(k) profit sharing. The new plan is referred to as the Profit Sharing and 401(k) Plan. The plan is available to substantially all employees. The Company matches 100% of participant contributions to the plan up to 5% of pay deferred. Additional discretionary contributions can be authorized by the Board of Directors. Total expense associated with the plans was $382,086, $362,432, and $505,673 for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company has a nonqualified deferred directors' fee compensation plan which permits directors to defer all or a portion of their compensation into a stock equivalent account or a cash account. The benefits are payable after a director's resignation from the Board of the Company in a lump sum or in installments over a period not in excess of five years. Included in other liabilities is the estimated present value of future payments of approximately $1,026,000 and $1,018,000 at December 31, 2004 and 2003, respectively.
Expense, including directors' fees, associated with this plan was approximately $194,000, $164,000, and $176,000 in 2004, 2003, and 2002, respectively.

Note 13  Stock Benefit Plans

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan adopted during 2000, the Company is authorized to issue up to 50,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose each year to have up to 5% of their annual gross earnings withheld to purchase the Company's common stock. Stock is purchased by employees under the plan annually. The purchase price of the stock is 95% of the lower of its beginning-of-year or end-of-year market price. Approximately 25% of eligible employees participated in the plan during 2004. Stock issued under this plan totaled 527, 401, and 413 shares during 2004, 2003, and 2002, respectively. As of December 31, 2004, 48,005 shares of common stock remain reserved for future grants to employees under the Employee Stock Purchase Plan approved by the stockholders.

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

The following table summarizes information regarding stock options at December 31, 2004:


                      Outstanding Options              Exercisable Options
                             Weighted
                 Number      Average      Weighted      Number       Weighted
 Range of     Outstanding   Remaining      Average   Exercisable      Average
 Exercise         at       Contractual     Exercise      at           Exercise
 Prices        12/31/04       Life          Price     12/31/04          Price
 $25 to $29     12,446      8.3 years      $27.75      12,446          $27.75

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 13  Stock Benefit Plans (Continued)

Incentive Stock Option Plan (Continued)

For the years ended December 31, 2002, 2003, and 2004, activity in stock options outstanding was as follows:

                                      Weighted
                                      Average
                            Shares     Price
 December 31, 2001          9,569     $26.53
 Options granted            3,012      26.63
 Options exercised         (1,921)    (26.62)
 Options forfeited         (1,197)    (27.44)

 December 31, 2002          9,463      26.61
 Options granted            3,541      28.13
 Options exercised           (674)    (26.00)
 Options forfeited         (1,592)    (26.30)

 December 31, 2003         10,738      27.19
 Options granted            3,719      29.25
 Options exercised              0
 Options forfeited         (2,011)    (27.55)

 December 31, 2004         12,446      27.75

As of December 31, 2004, 250,742 shares of common stock remain reserved for future grants to officers and key employees under the incentive stock option plan approved by the stockholders.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 14  Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 14  Capital Requirements (Continued)

The Company and the Bank's actual capital amounts and ratios are presented in the following table:


                                                                               To Be Well
                                                                            Capitalized Under
                                                        For Capital         Prompt Corrective
                                     Actual          Adequacy Purposes      Action Provisions
                                Amount    Ratio       Amount    Ratio        Amount     Ratio
 December 31, 2004:

 Total capital (to risk-
   weighted assets):
 Consolidated               $38,034,000   13.1%   >$23,215,000   >8.0%         N/A
 Subsidiary Bank            $34,282,000   11.9%   >$23,118,000   >8.0%   >$29,019,000   >10.0%

 Tier I capital (to risk-
   weighted assets):
 Consolidated               $35,214,000   12.1%   >$11,608,000   >4.0%         N/A
 Subsidiary Bank            $31,462,000   10.9%   >$11,559,000   >4.0%   >$17,339,000    >6.0%

 Tier I capital (to
   average assets):
 Consolidated               $35,214,000    9.1%   >$15,468,000   >4.0%         N/A
 Subsidiary Bank            $31,462,000    8.2%   >$15,438,000   >4.0%   >$19,297,000    >5.0%

 December 31, 2003:

 Total capital (to risk-
   weighted assets):
 Consolidated               $34,732,000   12.8%   >$21,658,000   >8.0%         N/A
 Subsidiary Bank            $33,104,000   12.2%   >$21,647,000   >8.0%   >$27,058,000   >10.0%

 Tier I capital (to risk-
   weighted assets):
 Consolidated               $32,000,000   11.8%   >$10,829,000   >4.0%         N/A
 Subsidiary Bank            $30,372,000   11.2%   >$10,823,000   >4.0%   >$16,235,000    >6.0%

 Tier I capital (to
   average assets):
 Consolidated               $32,000,000    8.7%   >$14,777,000   >4.0%         N/A
 Subsidiary Bank            $30,372,000    8.2%   >$14,772,000   >4.0%   >$18,464,000    >5.0%

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 15  Restrictions On Retained Earnings

At December 31, 2004, the Bank could have paid approximately $11,164,000 of additional dividends to the Company without prior regulatory approval. The payment of dividends is subject to the statutes governing state-chartered banks and may be further limited because of the need for the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.

Note 16  Accumulated Other Comprehensive Income

Comprehensive income is shown in the consolidated statements of changes in stockholders' equity. The Company's accumulated other comprehensive income is comprised of the unrealized gain or loss on securities available for sale. The following shows the activity in accumulated other comprehensive income:

                                                    2004           2003         2002
 Accumulated other comprehensive
 income at beginning                              $905,490     $1,263,089     $604,374

 Activity:
 Unrealized gain (loss) on securities
 available for sale                               (862,988)      (569,678)   1,037,993
 Less - Reclassification adjustment for gains            0              0       17,349

 Net unrealized gains (losses)                    (862,988)      (569,678)   1,020,644
 Tax effect                                       (300,994)      (212,079)     361,929

 Other comprehensive income (loss)                (561,994)      (357,599)     658,715

 Accumulated other comprehensive
 income at end                                    $343,496       $905,490   $1,263,089

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 17  Commitments

As of December 31, 2004, the Company was committed for additions to premises and equipment totaling approximately $1,580,000 for the construction of a bank branch.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Note 18  Financial Instruments With Off-Balance-Sheet Risk

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. These commitments at December 31, 2004 and 2003, are as follows:


                                                                2004          2003
 Commitments to extend credit:
 Fixed rate                                                $16,302,170   $11,390,725
 Adjustable rate                                            16,458,316    18,268,087
 Standby and irrevocable letters of credit - Fixed rate      4,450,768     2,269,944
 Credit card commitments                                     5,208,320     5,296,774

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 18  Financial Instruments With Off-Balance-Sheet Risk (Continued)

Credit Risk (Continued)

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

Standby and irrevocable letters of credit are conditional lending commitments used by the Company to guarantee the performance of a customer to a third party. Generally, all standby letters of credit issued have expiration dates within one year. The credit risk involved in issuing standby and irrevocable letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting these commitments. Standby letters of credit are not reflected in the consolidated financial statements since recording the fair value of these guarantees would not have a significant impact on the consolidated financial statements.

Credit card commitments are commitments on credit cards issued by the Company and serviced by Elan Financial Services. These commitments are unsecured.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes To Consolidated Financial Statements

Note 19  Fair Value Of Financial Instruments

Current accounting standards require the Company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

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

Long-Term Borrowings - The fair values of the Company's long-term borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 19  Fair Value Of Financial Instruments (Continued)

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

The carrying value and estimated fair value of financial instruments at December 31, 2004 and 2003, were as follows:

                                         2004                        2003
                                 Carrying    Estimated       Carrying    Estimated
                                  Amount     Fair Value       Amount     Fair Value
 Financial assets:
 Cash and short-term
 investments                   $32,151,539   $32,151,539   $15,936,601   $15,936,601
 Investment securities
 and FHLB stock                 83,616,797    83,616,797    80,142,288    80,142,288
 Net loans                     281,867,413   282,082,654   266,703,412   266,615,625
 Accrued interest receivable     1,553,887     1,553,887     1,613,617     1,613,617

 Financial liabilities:
 Deposits                      303,387,030   305,709,384   287,649,308   289,948,717
 Short-term borrowings          19,216,097    19,216,097    11,294,262    11,294,262
 Long-term borrowings           49,000,000    49,315,780    40,000,000    41,197,250
 Accrued interest payable        1,147,527     1,147,527     1,206,178     1,206,178

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes To Consolidated Financial Statements

Note 19  Fair Value Of Financial Instruments (Continued)

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

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 20  Condensed Financial Information - Parent Company Only

                                  Balance Sheets
                           December 31, 2004 and 2003

                                                           2004          2003
 Assets

 Cash and due from banks                               $2,519,978     $1,574,076
 Investment in subsidiary                              32,332,388     32,136,473
 Securities available for sale - At fair value            100,000        100,000
 Land                                                     790,011              0
 Other assets                                             514,660         39,691

 TOTAL ASSETS                                         $36,257,037    $33,850,240

 Liabilities and Stockholders' Equity

 Total liabilities                                       $173,228        $86,050
 Total stockholders' equity                            36,083,809     33,764,190

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $36,257,037    $33,850,240

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 20  Condensed Financial Information - Parent Company Only (Continued)

                               Statements of Income
                     Years Ended December 31, 2004, 2003, and 2002


                                                     2004           2003          2002
 Income:
 Dividends from subsidiary                       $3,850,000     $2,850,000     $2,850,000
 Interest                                            17,296         10,725         10,550
 Rental income                                            0         70,000        180,000
 Other                                                6,809         13,267          1,424

 Total income                                     3,874,105      2,943,992      3,041,974

 Expenses:
 Salaries and benefits                               60,819         40,307         44,507
 Other                                              152,964         99,325        148,825

 Total expenses                                     213,783        139,632        193,332

 Income before credit for income taxes
 and equity in undistributed net income
 of subsidiary                                    3,660,322      2,804,360      2,848,642
 Credit for income taxes                            (64,491)       (15,591)          (462)

 Income before equity in undistributed net
 income of subsidiary                             3,724,813      2,819,951      2,849,104
 Equity in undistributed net income
 of subsidiary                                      750,750      1,237,984      1,633,732

 Net income                                      $4,475,563     $4,057,935     $4,482,836

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 20  Condensed Financial Information - Parent Company Only (Continued)

                            Statements of Cash Flows
                  Years Ended December 31, 2004, 2003, and 2002
                                                      2004          2003            2002
 Increase (decrease) in cash and due from banks:

 Cash flows from operating activities:
 Net income                                       $4,475,563     $4,057,935     $4,482,836
 Adjustments to reconcile net income to
 net cash provided by operating activities:
 Provision for depreciation and net
 Amortization                                              0              0            499
 Gain on equipment disposals                               0         (1,400)             0
 Equity in undistributed net income of
 subsidiary                                         (750,750)    (1,237,984)    (1,633,732)
 Changes in operating assets and liabilities:
 Other assets                                       (301,742)        (6,744)        17,384
 Liabilities                                         (86,050)      (104,130)        68,672

 Net cash provided by operating activities         3,337,021      2,707,677      2,935,659

 Cash flows from investing activities:
 Capital expenditures                               (790,011)             0              0
 Proceeds from sale of equipment                           0          1,400              0

 Net cash provided by (used in) investing
 activities                                         (790,011)         1,400              0

 Cash flows from financing activities:
 Proceeds from stock benefit plans                    16,469         28,667         62,184
 Issuance of common stock                            543,900              0              0
 Payments for repurchase of
 common stock                                              0              0       (401,969)
 Cash dividends paid                              (2,161,477)    (2,156,380)    (2,169,080)

 Net cash used in financing activities            (1,601,108)    (2,127,713)    (2,508,865)

 Net increase in cash and due from banks             945,902        581,364        426,794
 Cash and due from banks at beginning              1,574,076        992,712        565,918

 Cash and due from banks at end                   $2,519,978     $1,574,076       $992,712

 Supplemental cash flow information:
 Cash paid during the year for
   income taxes                                   $1,731,000     $1,490,066     $1,882,799

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

ITEM 9B.  OTHER INFORMATION

Not applicable.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors is incorporated in this Form 10-K by this reference to the disclosure under the caption "Proposal No. 1 - Election of Directors" in the Company's 2005 Proxy Statement dated March 23, 2005 (the "2005 Proxy Statement") and continuing through such table.

Information relating to executive officers is found in Part I of this Form 10-
K.

Information relating to compliance with Section 16 of the Exchange Act is incorporated in this Form 10-K by reference to the disclosure in the 2005 Proxy Statement under the subcaption "Beneficial Ownership of Common Stock - Section 16(a) Beneficial Ownership Reporting Compliance."

Code of Ethics

The Company has adopted an ethics policy for all employees and a conflict of interest policy for its directors. The Company has also adopted a Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers which covers the Company's Chief Executive Officer, each Vice President, and the Secretary, Treasurer, and Controller (the chief financial and accounting officer). The Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers has been posted on the website of Mid-Wisconsin Bank under "Mid-Wisconsin Financial Services - Investor Relations."

See www.midwisc.com/invstrelation/invest_relation.htm. In the event the Company amends or waives any provision of the Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers, the Company intends to disclose such amendment or waiver at the website address where the code may also be found.

Audit Committee

The Board of Directors has appointed an Audit Committee in accordance with
Section 3(a)(58)(A) of the Exchange Act. Mr. Schoofs (chairman), Ms. Hemer, and Mr. Hallgren serve on the Audit Committee (the Company is not a "listed issuer" as defined in SEC Rule 10A-3).

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

Under SEC regulations, an "audit committee financial expert," must have the attributes and experience of a person who has been actively involved in the preparation, auditing, or evaluation of public company financial statements. While it may be possible to recruit a director having these specific qualifications, the Company's size and geographic location make such a task difficult, and the Board believes that it is more important that directors of the Company satisfy the criteria described in the 2005 Proxy Statement under "Governance of the Company - Nominations for Director - Qualifications." These criteria include an understanding of the Company's market area, customer base, and scope of operations. The Board believes that it is not in the best interests of the Company to nominate a director who does not possess these characteristics solely to acquire a director meeting the definition of an "audit committee financial expert" under SEC regulations.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to director compensation is incorporated in this Form 10-K by this reference to the disclosure in the 2005 Proxy Statement under the subcaption "Governance of the Company - Compensation of Directors."

Information relating to the compensation of executive officers is incorporated in this Form 10-K by this reference to the disclosure in the 2005 Proxy Statement under (1) the caption "Executive Officer Compensation," through the disclosure ending at the subcaption "- Committees' Report on Executive Compensation Policies" and (2) the disclosure under the subcaption "- Committees' Report on Executive Compensation Policies - Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS


Information relating to security ownership of certain beneficial owners is incorporated in this Form 10-K by this reference to the disclosure in the 2005 Proxy Statement under the caption "Beneficial Ownership of Common Stock" through the table ending at the subcaption "- Section 16(a) Beneficial Ownership Reporting Compliance."

The following table sets forth, as of December 31, 2004, information with respect to compensation plans under which the Company's common stock is authorized for issuance:

                                                                         Number of securities
                                                                      remaining available for future
                        Number of securities to     Weighted-average     issuance under equity
                        be issued upon exercise    exercise price of     compensation plans
                        of outstanding options,   outstanding options,  (excluding securities
Plan Category             warrants and rights     warrants and rights   reflected in column (a))
                                (a) (1)                 (b) (1)                 (c) (2)
Equity compensation
plans approved by
security holders                12,446                  $27.75                  298,843
Equity compensation
plans not approved by
security holders
Total                           12,446                  $27.75                  298,843

   (1) Shares issuable upon exercise of options granted pursuant to the 1999 Stock Option Plan.
   (2) Includes 48,101 shares available under Employee Stock Purchase Plan.
      The purchase period for shares under the plan is the last business day of the fiscal year and, accordingly, there were no shares subject to option as of December 31, 2004, under the plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions with directors and officers is incorporated in this Form 10-K by this reference to the disclosure in the 2005 Proxy Statement under the subcaption "Governance of the Company - Certain Relationships and Related Transactions."

ITEM 14.  PRINCIPAL AUDITOR FEES AND SERVICES

Information relating to the fees and services of the Company's principal accountant is incorporated into this Form 10-K by this reference to the disclosure in the 2005 Proxy Statement under the subcaptions "Audit Committee Report and Related Matters - Independent Auditor Fees," and "- Audit Committee Pre-Approval Policy."

                                   PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

 (1) Financial Statements

              DESCRIPTION                                               PAGE

 Mid-Wisconsin Financial Services, Inc.
 Consolidated Financial Statements

   Independent Auditor's Report                                          33

   Consolidated Balance Sheets                                           34


   Consolidated Statements of Income                                     35

   Consolidated Statements of Changes in Stockholders' Equity            36

   Consolidated Statements of Cash Flows                                 37

   Notes to Consolidated Financial Statements                            39

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

      10.4* Executive Officer Bonus Program - Gene C. Knoll (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 19, 2005)

      10.5 Mid-Wisconsin Financial Services, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)

      10.6* Mid-Wisconsin Financial Services, Inc. 1999 Stock Option Plan, as amended February 15, 2005

      10.7* Form of Incentive Stock Option Agreement

      10.8* Executive Officer Bonus Program - William A. Weiland (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated January 19, 2005)

      21.1 Subsidiaries of the Registrant

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

(b) Exhibits

 See Item 15(a) (3)

(c) Financial Schedules

 Not applicable

                              SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2005.

                               MID-WISCONSIN FINANCIAL SERVICES, INC.

                                     JAMES F. MELVIN
                                     James F. Melvin, Chairman of the Board

                                     WILLIAM A. WEILAND
                                     William A. Weiland, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 23, 2005, and in the capacities indicated.


NORMAN A. HATLESTAD                          GENE C. KNOLL
Norman  A.  Hatlestad, Vice Chairman of      Gene  C. Knoll, President and Chief
the Board,  and  a  Director                Executive Officer
                                             (Principal Executive Officer and a
                                             Director)


KIM A. GOWEY                                 JAMES P. HAGER
Kim A. Gowey,  DDS,  Chairman of the         James P. Hager, Director
Board of Mid-Wisconsin Bank and a  Director


KURT D. MERTENS                               KATHRYN M. HEMER
Kurt D. Mertens, Director                     Kathryn M. Hemer, Director


ROBERT J. SCHOOFS                             BRIAN B. HALLGREN
Robert J. Schoofs, Director                   Brian B. Hallgren, Director


                                              RHONDA R. KELLEY
                                              Rhonda R. Kelley, Controller
                                              (Principal Financial and
                                              Accounting Officer)

                            EXHIBIT INDEX<dagger>
                                    to
                                FORM 10-K
                                    of
                MID-WISCONSIN FINANCIAL SERVICES, INC.
                for the period ended December 31, 2004
             Pursuant to Section 102(d) of Regulation S-T
                    (17 C.F.R. <section>232.102(d))


10.6 Mid-Wisconsin Financial Services, Inc. 1999 Stock Option Plan, as amended February 15, 2005

10.7 Form of Incentive Stock Option Agreement

21.1 Subsidiaries of the Registrant

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