Form 10-Q
period 2005-03-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2005-05-16
CIK 785024

FORM 10-Q
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  MARCH  31, 2005
OR
{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to
Commission file number 0-18542

                     MID-WISCONSIN FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)

                Wisconsin                             06-1169935
(State or other jurisdiction of incorporation       (IRS Employer
 or organization)                                   Identification No.)


                    132 West State Street, Medford, WI  54451
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

As of May 3, 2005, there were 1,703,577 shares of $0.10 par value common stock outstanding.

                     MID-WISCONSIN FINANCIAL SERVICES, INC.

                       INDEX                                      PAGE

PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Consolidated Balance Sheets
                 March 31, 2005 and December 31, 2004               3

                 Consolidated Statements of Income
                 Three Months Ended March 31, 2005 and 2004         4

                 Consolidated Statements of Changes in
                 Stockholders' Equity
                 Three Months Ended March 31, 2005                  5

                 Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 2005 and 2004        5-6

                 Notes to Consolidated Financial Statements        7-8

        Item 2.  Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                        8-20

        Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                  21

        Item 4.  Controls and Procedures                            21

PART II. OTHER INFORMATION

        Item 6.  Exhibits                                           21

                 Signatures                                         22

                 Exhibit Index                                      23

                       PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                      Mid-Wisconsin Financial Services, Inc.
                               and Subsidiary
                         Consolidated Balance Sheets
                                                             March 31, 2005  December 31, 2004
                                                              (Unaudited)        (Audited)
ASSETS
Cash and due from banks                                       $10,028,867       $12,566,937
Interest-bearing deposits in other financial institutions          15,527            17,482
Federal funds sold                                              8,792,427        19,567,120
Securities available for sale -At fair value                   83,730,319        81,081,597
Federal Home Loan Bank stock (at cost)                          2,570,000         2,535,200
Loans held for sale                                               543,700           546,225
Loans receivable, net of allowance for loan losses of
  $2,840,673 in 2005 and $2,820,034 in 2004                   282,904,509       281,321,188
Accrued interest receivable                                     1,695,263         1,553,887
Premises and equipment                                          6,799,511         6,185,311
Intangible assets                                                 154,316           231,474
Goodwill                                                          295,316           295,316
Other assets                                                    4,977,953         4,914,768
TOTAL ASSETS                                                 $402,507,708      $410,816,505

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                  $40,943,079       $50,813,737
Interest-bearing deposits                                     248,522,564       252,573,293
  Total deposits                                              289,465,643       303,387,030
Short-term borrowings                                          25,299,699        19,216,097
Long-term borrowings                                           49,000,000        49,000,000
Accrued interest payable                                        1,152,044         1,147,527
Accrued expenses and other liabilities                          1,589,940         1,982,042
Total liabilities                                             366,507,326       374,732,696
Stockholders' equity:
  Common stock-Par value $.10 per share:
      Authorized - 6,000,000 shares
      Issued & outstanding -
      1,703,577 shares in 2005 and 2004                           170,358           170,358
Additional paid-in capital                                     11,545,673        11,541,644
Retained earnings                                              24,720,635        24,028,311
Accumulated other comprehensive income (loss)                    (436,284)          343,496
Total stockholders' equity                                     36,000,382        36,083,809
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $402,507,708      $410,816,505

    The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                        Mid-Wisconsin Financial Services, Inc.
                                  and Subsidiary
                         Consolidated Statements of Income
                                   (Unaudited)

                                                                   Three months ended
                                                           March 31, 2005    March 31, 2004
Interest and dividend income:
  Loans, including fees                                       $4,417,405        $4,029,514
  Securities:
     Taxable                                                     637,090           605,505
     Tax-exempt                                                  242,674           248,743
  Other                                                          104,941             9,983
Total interest and dividend income                             5,402,110         4,893,745
Interest expense:
  Deposits                                                     1,212,774         1,038,435
  Short-term borrowings                                          141,116            48,921
  Long-term borrowings                                           445,587           392,665
Total interest expense                                         1,799,477         1,480,021
Net interest income                                            3,602,633         3,413,724
Provision for loan losses                                         61,600            40,000
Net interest income after provision for loan losses            3,541,033         3,373,724

Noninterest income:
  Service fees                                                   176,399           197,928
  Trust service fees                                             202,073           184,200
  Investment product commissions                                  49,666           104,492
  Other operating income                                         366,250           257,443
Total noninterest income                                         794,388           744,063

Noninterest expenses:
  Salaries and employee benefits                               1,549,245         1,424,004
  Occupancy                                                      345,408           331,934
  Data processing and information systems                        116,687            98,924
  Amortization of intangibles                                     77,158            83,017
  Other operating expenses                                       680,628           638,389
Total noninterest expenses                                     2,769,126         2,576,268

Income before provision for income taxes                       1,566,295         1,541,519
Provision for income taxes                                       499,184           446,018
Net income                                                    $1,067,111        $1,095,501

Basic earnings per share                                           $0.63             $0.65
Diluted earnings per share                                         $0.63             $0.65
Cash dividends declared per share                                  $0.22             $0.22

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                     Mid-Wisconsin Financial Services, Inc.
                              and Subsidiary
           Consolidated Statement of Changes in Stockholders' Equity
                              March 31, 2005
                               (Unaudited)

                                                                     Accumulated
                                            Additional                   Other
                            Common Stock     Paid-In      Retained   Comprehensive
                                Amount       Capital      Earnings   Income (Loss)   Totals
Balance, December 31, 2004     $170,358   $11,541,644   $24,028,311    $343,496    $36,083,809
Comprehensive Income:
Net Income                                                1,067,111                  1,067,111
Other comprehensive loss                                               (779,780)      (779,780)
Total comprehensive income                                                             287,331

Stock-based compensation                        4,029                                    4,029
Cash dividends paid, $0.22
per share                                                  (374,787)                  (374,787)
Balance, March 31, 2005        $170,358   $11,545,673   $24,720,635   $(436,284)   $36,000,382

  The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        Mid-Wisconsin Financial Services, Inc.
                                  and Subsidiary
                        Consolidated Statements of Cash Flows
                                    (Unaudited)
                                                                Three months ended
                                                          March 31, 2005   March 31, 2004
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                             $1,067,111       $1,095,501
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for depreciation and net amortization        247,071          221,495
        Provision for loan losses                               61,600           40,000
        Loss on premises and equipment disposals                 1,358            1,713
        Loss on foreclosed real estate                             -              8,639
        Federal Home Loan Bank stock dividends                 (34,800)         (35,000)
        Stock-based compensation                                 4,029            3,579
        Changes in operating assets and liabilities:
        Loans held for sale                                      2,525         (272,925)
        Other assets                                           142,971           45,959
        Other liabilities                                     (387,585)         154,667
  Net cash provided by operating activities                  1,104,280        1,263,629

ITEM 1.  Financial Statements Continued:

                         Mid-Wisconsin Financial Services, Inc.
                                   and Subsidiary
                         Consolidated Statements of Cash Flows
                                     (Unaudited)
                                                                     Three months ended
                                                                March 31, 2005   March 31, 2004
  Cash flows from investing activities:
     Net decrease in interest-bearing deposits
      in other financial institutions                                   1,955       600,118
     Net (increase) decrease in federal funds sold                 10,774,693       (208,034)
     Securities available for sale:
          Proceeds from maturities                                  4,607,731      5,655,682
          Payment for purchases                                    (8,466,873)    (8,244,301)
     Net increase in loans                                         (1,604,214)      (756,402)
     Capital expenditures                                            (774,035)       (92,156)
     Proceeds from sale of premises and equipment                         -            1,600
     Proceeds from sale of other real estate                           30,965        111,136
  Net cash provided by (used in) investing activities               4,570,222     (2,932,357)
  Cash flows from financing activities:
     Net decrease in deposits                                     (13,921,387)   (11,187,155)
     Net increase in short-term borrowing                           6,083,602     10,380,299
     Proceeds from stock benefit plans                                    -            2,668
     Cash dividends paid                                             (374,787)      (370,842)
   Net cash used in financing activities                           (8,212,572)    (1,175,030)
Net decrease in cash and due from banks                            (2,538,070)    (2,843,759)
Cash and due from banks at beginning                               12,566,937     13,694,114
Cash and due from banks at end                                    $10,028,867    $10,850,355

  Supplemental cash flow information:                        2005             2004
     Cash paid during the year for:
          Interest                                        $1,794,960       $1,718,247
          Income taxes                                      $195,000          $31,000
  Noncash investing and financing activities:
          Loans charged off                                  $44,607          $11,110
          Loans made in connection with the sale of
          other real estate                                  $40,707         $150,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                    MID-WISCONSIN FINANCIAL SERVICES, INC.
                                and Subsidiary
                  Notes to Consolidated Financial Statements

Note 1 - General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Mid-Wisconsin Financial Services, Inc.'s and Subsidiary (collectively, the "Company") financial position, results of its operations, changes in stockholders' equity and cash flows for the periods presented, and all such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and balances are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in the Company's 2004 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.

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

Note 2 - Earnings Per Share

Basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share includes the potential common stock shares issued if outstanding stock options were exercised.

Presented below are the calculations for basic and diluted earnings per share:


                                           Three Months Ended March 31,
                                                 2005         2004
                                       (In thousands, except per share data)
Net income                                      $1,067       $1,096
Weighted average common shares outstanding       1,704        1,686
Dilutive effect of stock options                     2            0
Diluted weighted average shares outstanding      1,706        1,686
Basic earnings per share                         $0.63        $0.65
Diluted earnings per share                       $0.63        $0.65

Note 3 - Income Taxes

During the quarter ended March 31, 2005 the Company signed a tax settlement agreement with the Wisconsin Department of Revenue (WDOR) regarding the taxation of certain investment subsidiary earnings from the Bank's out-of-state subsidiary. The Company accepted a standard settlement offered by the WDOR to Wisconsin banks with out-of-state investment subsidiaries with no admission of wrongdoing. The settlement amount was appropriately reserved for as of December 31, 2004.

Note 4 - Contingencies

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is presented to assist in the understanding and evaluation of the Company's financial condition and results of operations for the three months ended March 31, 2005 and 2004. It is intended to complement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

Forward-looking statements have been made in this document that are subject to risks and uncertainties. While the Company believes that these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report.

The assumptions, risks and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statements Regarding Forward Looking Information" in Part I of the Company's Form 10-K for the year ended December 31, 2004 and, from time to time, in the Company's other filings with the Securities and Exchange Commission.

Critical Accounting Policy

The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover credit losses within the loan portfolio and the material effect that these estimates can have on the Company's results of operations. While management's evaluation of the allowance for loan losses at March 31, 2005 considers the allowance to be adequate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

Management reviews the adequacy of the allowance for loan losses on a quarterly basis to determine that the allowance is adequate to provide for possible losses inherent in the loan portfolio as of the balance sheet date. Factors considered by management in evaluating the adequacy of the allowance for loan losses include past loan loss experience, trends in past due and nonperforming loans, risk characteristics of loan classifications, and current economic conditions. The Company has an internal risk analysis and review staff that continuously reviews loan quality.

Loans are initially graded when originated. They are regraded as they are renewed, become delinquent, or facts demonstrate a heightened risk of nonpayment. Loan reviews attempt to identify problem and watch list loans. Problem and watch list loans generally exhibit repeated delinquencies, managerial problems, customer's failure to provide financial information or collateral documentation.

After problem and watch list loans are identified, management allocates a portion of the allowance for loan loss to these loans to cover management's estimate of probable loss. Management then estimates the potential loss for the remainder of the loan portfolio. Each loan type is broken into categories based on delinquency, specialty credits and rating code and a percentage of the allowance is allocated based on loan category balances. To the extent that the current allowance is sufficient or insufficient to cover management's best estimate of probable loss, management adjusts the provision for loan losses accordingly.

Results of Operations

Net income for the quarter ended March 31, 2005 totaled $1.1 million or $0.63 for basic and diluted earnings per share. Comparatively, net income for the quarter ended March 31, 2004 was $1.1 million or $0.65 for basic and diluted earnings per share. Operating results for the first quarter 2005 generated an annualized return on average assets of 1.05% and an annualized return on average equity of 11.84%, compared to 1.16% and 12.89% for the comparable quarter in 2004. The net interest margin for the first quarter 2005 was 3.89% compared to 4.02% for the same period 2004.

The following Table 1 presents quarterly summary results of operations.

Table 1: Summary Results of Operations
(dollars in thousands, except per share data)


                                                      March 31,   December 31,   September 30,   June 30,   March 31,
                                                         2005         2004           2004          2004        2004
Results of operations:
Interest income                                         $5,402       $5,317         $5,115        $4,912      $4,894
Interest expense                                         1,799        1,644          1,551         1,428       1,480
Net interest income                                      3,603        3,673          3,564         3,484       3,414
Provision for loan losses                                   62           30             75            70          40
Net interest income after
     provision for loan losses                           3,541        3,643          3,489         3,414       3,374
Noninterest income                                         794          731            742           804         744
Noninterest expense                                      2,769        2,663          2,503         2,530       2,576
Income before provision for income taxes                 1,566        1,711          1,728         1,688       1,542
Provision for income taxes                                 499          651            580           516         446
Net income                                              $1,067       $1,060         $1,148        $1,172      $1,096
Return on average assets                                  1.05%        1.06%          1.17%         1.23%       1.16%
Return on average equity                                 11.84%       11.91%         13.52%        13.79%      12.89%
Equity to assets                                          8.76%        8.80%          8.50%         8.78%       8.82%
Net interest margin                                       3.89%        4.05%          4.00%         4.06%       4.02%
Average Balance Sheet
Loans net of unearned income                          $282,065     $280,220       $275,911      $272,187    $270,097
Assets                                                 406,510      399,326        392,438       379,726     377,185
Deposits                                               295,349      290,011        289,556       280,249     282,835
Stockholders' equity                                    36,041       35,613         33,967        33,992      34,007
Ending Balance Sheet
Loans net of unearned income                          $285,745     $284,141       $282,617      $277,571    $270,016
Assets                                                 402,508      410,817        391,686       385,509     375,505
Deposits                                               289,466      303,387        286,679       285,001     276,462
Stockholders' equity                                    36,000       36,084         35,088        33,622      34,697
Financial Condition Analysis
Total risk-based capital                                 13.19%       13.11%         12.84%        12.82%      12.85%
Net charge-offs to average loans                          0.01%        0.01%          0.04%         0.00%       0.00%
Nonperforming assets to gross loans                       0.48%        0.57%          0.65%         0.69%       0.61%
Efficiency ratio                                         61.12%       58.67%         56.34%        57.06%      59.83%
Stockholders' Data
Basic earnings per share                                 $0.63        $0.62          $0.68         $0.70       $0.65
Diluted earnings per share                               $0.63        $0.62          $0.68         $0.69       $0.65
Book value per share                                    $21.13       $21.18         $20.82        $19.95      $20.58
Dividends per share                                      $0.22        $0.22          $0.22         $0.62       $0.22
Dividend payout ratio                                     35.1%        48.3%          32.2%         89.2%       33.9%
Average common shares outstanding-basic                  1,704        1,699          1,686         1,686       1,686
Average common shares outstanding-diluted                1,706        1,701          1,687         1,686       1,686
Stock Price Information
High                                                    $35.40       $34.00         $30.80        $30.00      $29.00
Low                                                      33.10        30.80          28.50         29.00       28.50
Market price at quarter end (1)                          34.90        34.00          30.80         30.00       29.00

(1) Market value at year-end represents the bid price. The quotations reflect prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

Net Interest Income

Net interest income is the Company's principal source of revenue, accounting for 81.9% of total operating income for the first quarter of 2005, as compared to 82.1% for the same period in 2004. Net interest income represents the difference between interest earned on loans, securities, and other interest earning assets, and the interest expense associated with the deposits and borrowings that fund them. Interest rate fluctuations together with changes in volume and types of earning assets and interest bearing liabilities combine to affect total net interest income. Additionally, net interest income is impacted by the sensitivity of the balance sheet to changes in economic conditions, competition and regulatory policies.

Net interest income on a taxable equivalent basis increased $174,000, or 4.9%, from $3.6 million for the quarter ended March 31, 2004 to $3.7 million at March 31, 2005. The net interest margin for the first quarter 2005 decreased to 3.89% from 4.02% at March 31, 2004. The interest rate spread decreased 17 basis points to 3.55% at March 31, 2005 from 3.72% at March 31, 2004.

The decrease in the net interest margin is attributable to the mix of earning assets in the first quarter of 2005 and the cost of interest bearing deposits
and short-term borrowings that are tied to an adjustable wholesale rate.    For
the three months ended March 31, 2005, average earning assets increased $29.1 million, or 8.2%, when compared to the same period last year. Of that increase average loans increased $12.0 million, or 4.4%, and average other interest earning assets increased $13.9 million, or 152.5%. Loan growth during the first quarter of 2005 was minimal and the Company's excess funds were invested in short-term investments that were yielding 2.3% compared to loans that were yielding on average 6.0%. As interest rates began to rise in 2004 the Company's funding costs in the fourth quarter started to increase at a faster pace than interest earning assets. Earning asset yields increased 8 basis points to 5.77% at March 31, 2005 between comparable quarters while the average rate paid on interest bearing liabilities increased 25 basis points to 2.22% at March 31, 2005 from 1.97% at March 31, 2004. During 2005, the Company will be challenged to control the costs of deposits and borrowings to fund the balance sheet while growing interest earning assets.

Table 2: Quarterly Net Interest Income Analysis - Taxable Equivalent Basis (dollars in thousands)

                                             Three months ended March 31, 2005    Three months ended March 31, 2004
                                            Average     Interest       Average   Average     Interest       Average
                                            Balance  Income/Expense  Yield/Rate  Balance  Income/Expense  Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                          $282,065      $4,426         6.28%    $270,097      $4,050         6.00%
Investment securities:
  Taxable                                    56,227         566         4.02%      52,341         550         4.20%
  Tax exempt (2)                             22,468         368         6.55%      23,103         377         6.52%
Other interest earning assets                22,956         175         3.06%       9,090          65         2.87%
Total earning assets                       $383,716      $5,535         5.77%    $354,631      $5,042         5.69%

Cash and due from banks                     $11,793                               $11,263
Other assets                                 13,862                               $14,058
Allowance for loan losses                    (2,861)                               (2,767)
Total assets                               $406,510                              $377,185

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing demand                   $31,838         $63         0.79%     $28,719         $27         0.38%
  Savings deposits                           71,255         179         1.00%      74,136         111         0.60%
  Time deposits                             148,470         970         2.61%     140,471         900         2.56%
Short-term borrowings                        22,948         141         2.46%      17,542          49         1.12%
Long-term borrowings                         49,000         446         3.64%      40,000         393         3.93%
Total interest bearing liabilities         $323,510      $1,799         2.22%    $300,868      $1,480         1.97%

Demand deposits                              43,785                                39,509
Other liabilities                             3,173                                 2,801
Stockholders' equity                         36,041                                34,007
Total liabilities and stockholders' equity  $406,510                             $377,185

Net interest income and rate spread                      $3,736         3.55%                  $3,562         3.72%
Net interest margin                                                     3.89%                                 4.02%

   (1) Non-accrual loans are included in the daily average loan balances outstanding.
   (2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
   (3) Interest income includes net loan fees.

Provision for Loan Losses

The provision for loan losses is the periodic cost of providing an allowance for probable loan losses. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired loans. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. These factors include credit quality, loan growth, past loan loss experience, existing economic conditions and loss exposure by loan category. It is the Company's policy that when available information confirms specific loans, or portions thereof, including impaired loans, are uncollectible, those amounts are promptly charged-off against the allowance.

The provision for loan losses for the three months ended March 31, 2005 was $61,600 compared to $40,000 for comparable time period last year. Net loan charge-offs for the first three months of 2005 were $41,000 compared with a net loan recovery of $5,000 for the same period in 2004. Net charge-offs to average loans were 0.06% for the first three months of 2005. Management believes that the current provision conforms with the Company's allowance for loan loss policy and is adequate in view of the present condition of the Company's loan portfolio. However, a decline in the quality of the loan portfolio or significant charge-offs against the allowance could affect the adequacy of the allowance requiring higher provisions in the future. See additional discussion under section "Allowance for Loan Losses."

Noninterest Income

Table 3:  Noninterest Income
(dollars in thousands)

                                        Three months ended
                                   March 31,  March 31,  Percent
                                     2005       2004     Change
Service fees                         $176       $198      -11.1%
Trust service fees                    202        184        9.8%
Investment product commissions         50        105      -52.4%
Gains from sale of loans               67         47       42.6%
Bank owned life insurance              28         35      -20.0%
Other operating income                271        175       54.9%
Total noninterest income             $794       $744        6.7%

Service fees declined $22,000 to $176,000 in March 2005 compared to the comparable quarter last year due to a change in relationship with two large commercial depositors and an increase in the earnings credit paid to business deposit customers. As a result of updated retail and commercial fees, which became effective April 15, the Company expects service fee income to increase going forward.

Trust service fees increased $18,000 in the first quarter of 2005 compared to the same period in 2004 primarily as a result of new product offerings, such as proprietary research, and new trust accounts. The trust department updated the fee schedule and the new schedule became effective April 1, 2005.

Investment product commissions consist of annuity sales, brokerage services, mutual fund sales, life insurance commissions and self-directed IRA fees. Investment product commissions decreased $55,000 between comparable quarters due to a significant decrease in annuity product sales and the sales staff transitioning from transaction oriented business to an asset management relationship.

In the first quarter, gains from the sales of loans increased as customers with in-house loans were refinancing them with the secondary market to lock in a long-term fixed rate as interest rates are increasing. Sales of loans for the three months ended March 31, 2005 were $3.9 million compared to $3.2 million for the same period a year earlier. Fee income from the sale of loans to the secondary market increased $20,000 between comparable quarters of 2005 and 2004.

The monthly crediting rates on bank owned life insurance (BOLI) have averaged 70 basis points lower in 2005 than 2004. BOLI income decreased $7,000 between comparable quarters of 2005 and 2004.

Other operating income increased $96,000 to $271,000 for the first three months of 2005 compared to the same period in 2004. The Company received a $78,000 payout of our investment in the Pulse ATM system from its merger with Discover Financial Services.

Noninterest Expense

Table 4:  Noninterest Expense
(dollars in thousands)

 Three months ended
                                           March 31,  March 31,  Percent
                                              2005        2004   Change
Salaries and employee benefits              $1,549      $1,424     8.8%
Occupancy                                      345         332     3.9%
Data processing and information systems        117          99    18.2%
Amortization of intangibles                     77          83    -7.2%
Other operating expenses                       681         638     6.7%
Total noninterest expenses                  $2,769      $2,576     7.5%

Salaries and employee benefits increased $125,000 for the first quarter of 2005 compared to the same period in 2004. The number of full-time equivalent employees increased to 138 at March 31, 2005 from 130 at March 31, 2004. The Company is in the process of filling the new positions for the Rib Mountain branch that will be opening in July 2005 and other new positions within the Bank.

Data processing and information systems expenses increased due to new maintenance agreements for equipment purchased during the fourth quarter 2004. The purchased core deposit intangible is amortized using a systematic method over an eight year period and will be fully amortized in September 2005. Occupancy expense increased due to increased utility costs and additional operating expenses of the Minocqua branch that opened in the fourth quarter 2004. Other operating expenses increased $43,000 as a result of marketing expense and legal and accounting expense, primarily the result of increased costs related to U.S. Securities and Exchange Commission (SEC) compliance.
This expense may be adjusted during 2005 as the SEC extended the original compliance date of Section 404 of the Sarbanes-Oxley Act for non-accelerated filers until 2006. Offsetting these increases was a $24,000 decrease in loan servicing costs due to a reduction in holding costs associated with real estate and repossessed property owned and losses taken upon sale of various properties during the first quarter 2004.

Balance Sheet Analysis

Loans

At March 31, 2005, total loans increased $1.6 million, or 0.6%, to $286.3
million from $284.7 million at December 31, 2004.   Loan growth was in
commercial real estate and real estate constructions loans growing $5.0 million and $1.9 million, respectively. Growth in commercial real estate and construction loans occurred principally from the newer bank markets. Real estate residential loans decreased $2.5 million as customers with in-house bank loans are refinancing their loans in the secondary market to lock in a long-term fixed rate as interest rates are rising.

Table 5:  Period End Loan Composition
(dollars in thousands)

                                               March 31,    % of    March 31,    % of    December 31,    % of
                                                 2005       total     2004       total       2004        total
Commercial                                     $46,211      16.2%   $42,853      15.8%      $48,205      16.9%

Real estate commercial                          99,357      34.7%    90,912      33.6%       94,349      33.1%

Agricultural                                    35,130      12.3%    36,381      13.4%       35,721      12.6%

Real estate construction                        11,561       4.0%     9,671       3.6%        9,667       3.4%

Real estate residential                         85,687      29.9%    81,667      30.2%       88,220      31.0%

Installment                                      8,343       2.9%     9,136       3.4%        8,525       3.0%

Total loans (including loans held for sale)   $286,289     100.0%  $270,620     100.0%     $284,687     100.0%

Allowance for Loan Losses

The loan portfolio is the Company's primary asset subject to credit risk. Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and ongoing review of borrowers' outstanding loans and commitments. The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses in the loan portfolio.
Asset quality administration, including early identification of problem loans and timely resolution of problems, further enhances management of credit risk and minimization of loan losses. Management reviews the adequacy of the allowance for loan losses on a quarterly basis. Factors considered by management include past loan loss experience, trends in past due and nonperforming loans, risk characteristics of loan classification, and current economic conditions. The Company has an internal risk analysis and review staff that continuously reviews loan quality.

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

Based on management's analysis of the loan portfolio risk at March 31, 2005 a provision for loan loss of $61,600 was recorded for the three months ended March 31, 2005, an increase of $21,600 compared to the same period in 2004.

Table 6:  Allowance for Loan Losses and Nonperforming Assets
(dollars in thousands)

                                           At and for the   At and for the
                                         Three months ended   Year ended
                                               March 31,      December 31,
                                            2005      2004        2004
Allowance for loan losses at
beginning of year                          $2,820    $2,732      $2,732
Loans charged off                             (45)      (11)       (186)
Recoveries                                      4        16          59
Provision for loan losses                      62        40         215
Allowance for loan losses at end
of period                                  $2,841    $2,777      $2,820
Nonperforming assets
Nonaccrual loans not considered
Impaired                                     $170      $810        $758
Impaired loans                               $854      $457        $432
Accruing loans past due 90 days
or more                                        16        23          43
Restructured loans                            320       359         322
Total nonperforming loans                   1,360     1,649       1,555
Other real estate owned                         0         0          72
Total nonperforming assets                 $1,360    $1,649      $1,627
Ratios
Ratio of allowance for loan losses
to net charge offs                           17.3       -          22.2
Ratio of allowance for loan losses
to total loans at end of period              0.99%     1.03%       0.99%
Ratio of net charge-offs during the
period to average loans outstanding          0.06%     0.00%       0.05%
Nonperforming loans to total loans           0.48%     0.61%       0.55%
Nonperforming assets to total assets         0.34%     0.44%       0.40%

In the opinion of management, the allowance for loan losses was adequate as of March 31, 2005. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such changes on borrowers.

Nonperforming Loans and Other Real Estate Owned

Nonperforming loans include non-accrual loans including those defined as impaired under current accounting standards, guaranteed loans 90 days or more past due but still accruing, and restructured loans. Additionally, whenever management becomes aware of facts that may adversely impact on the collection of principal or interest on loans, it is practice to place such loans on nonaccrual status immediately rather than waiting until the loans become 90 days past due. All interest accrued but not collected for loans that are placed on nonaccrual status or charged-off is reversed to interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due have been collected and there is reasonable assurance that repayment will continue within a reasonable time frame.

Restructured loans involve the granting of a concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate.

Nonperforming loans were $1.4 million at March 31, 2005 compared to $1.6 million at December 31, 2004. Nonaccrual loans represented $170,000 of nonperforming loans at March 31, 2005. During the first quarter of 2005 two loan credits totaling $353,000 were reclassified from nonaccrual loans not considered impaired to the impaired loan category. Restructured loans were $320,000 at March 31, 2005 compared to $322,000 at December 31, 2004.

The Company did not own any other real estate at March 31, 2005. Other real estate owned represents property that the Company acquired through foreclosure or in satisfaction of debt. Other real estate owned at December 31, 2004 totaled $72,000 and consisted of two properties.

Contractual Obligations, Commitments, Off-Balance Sheet Risk, and Contingent Liabilities

The Company utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, and standby letters of credit.

The following is a summary of the Company's off-balance sheet commitments, all of which were lending-related commitments:

Table 7:  Lending Related Commitments

                                   March 31, 2005   December 31, 2004
Commitments to extend credit:
     Fixed rate                        $14,148           $16,302
     Adjustable rate                    24,855            16,458
Standby and irrevocable
letters of credit-fixed rate             4,550             4,451
Credit Card Commitments                  5,289             5,208

The following table summarizes the Company's significant contractual obligations and commitments at March 31, 2005:

Table 8:  Contractual Obligations

                                    Total     < 1year     1-3 years     3-5 years     > 5 years
Long-term Federal Home Loan Bank
advances                           $49,000    $12,000      $24,500       $12,500           $-
Premises and equipment purchase
Commitments                          1,580      1,580          -             -              -
Total contractual obligations      $50,580    $13,580      $24,500       $12,500           $-

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

The Bank's primary funding source is deposits. The overall average deposit base decreased $13.9 million from December 31, 2004. Historically, at year-end municipalities and business customers temporarily deposit excess funds into transaction accounts that are withdrawn during the first quarter. Increased competition continues to limit the Company's deposit growth. The Company will continue to attempt to attract and retain deposits through competitive pricing of deposit products and established products. Continued deposit outflow will cause the Bank to utilize alternative funding sources which may be more costly.

The Company also relies on cash flow from its investment and loan portfolios in the form of interest and principal paydowns as a constant source of liquidity. Factors affecting the liquidity relative to loans are changes in interest rates, the economy, and competition.

The Company employs non-deposit funding sources such as corporate funds in the form of repurchase agreements, federal funds purchased, and Federal Home Loan Bank (FHLB) advances. Repurchase agreements with corporate customers totaled $25.3 million compared with $19.2 million at December 31, 2004. Borrowings from the FHLB totaled $49.0 million. Typically FHLB borrowings will increase in order to fund growth in the loan portfolio. The Company will borrow monies if borrowing is a less costly form of funding loans compared to the cost of acquiring deposits or if deposit growth is insufficient.

The Bank's liquidity resources were sufficient in the first three months of 2005 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

Management expects that deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although repurchase agreements with corporate customers provided funds in 2005, management expects deposit growth, including brokered CD's, to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, federal funds sold and portfolio investments, loan maturities and access to other funding sources.

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

Table 9:  Period End Deposit Composition
(dollars in thousands)

                                   March 31,   % of     March 31,   % of   December 31,   % of
                                     2005      total      2004      total      2004       total
Non-interest bearing demand        $40,943      14.1%   $39,077      14.1%   $50,814       16.8%
Interest-bearing demand             30,579      10.6%    25,863       9.4%    34,533       11.4%
Savings deposits                    69,597      24.0%    71,578      25.9%    69,250       22.8%
Time deposits                      135,347      46.8%   129,444      46.8%   134,090       44.2%
Brokered certificates of deposit    13,000       4.5%    10,500       3.8%    14,700        4.9%

Total                             $289,466     100.0%  $276,462     100.0%  $303,387      100.0%

Capital

Stockholders' equity at March 31, 2005 remained relatively unchanged at $36.0 million in comparison to December 31, 2004. Stockholders' equity at March 31, 2005 included a $436,000 accumulated other comprehensive loss, related to the fair market value of securities available for sale compared to a comprehensive gain of $343,000 at December 31, 2004. The rising interest rate environment has caused the fair market value of the investment portfolio to decrease from year-end.

Cash dividends of $0.22 per common share were paid in the first three months of March 31, 2005 and 2004. Total funds utilized in the payment of dividends were $375,000 in the first three months of 2005, as compared to $371,000 in 2004.

The adequacy of the Company's capital is reviewed regularly to ensure sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of March 31, 2005 the Company's capital ratios were well in excess of regulatory minimums.

The following are the Company's risk based capital ratios for the previous five quarters:

Table 10:  Capital Ratios

                                  Tier 1 Capital     Total Capital
March 31, 2005                         12.2%              13.2%
December 31, 2004                      12.1%              13.1%
September 30, 2004                     11.9%              12.8%
June 30, 2004                          11.8%              12.8%
March 31, 2004                         12.1%              13.1%

Regulatory minimum requirements         4.0%               8.0%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK

There was no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 2004.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

Exhibit
NUMBER    DESCRIPTION

10.1 Mid-Wisconsin Financial Services, Inc. 2005 Directors' Deferred Compensation Plan
10.2 Mid-Wisconsin Financial Services, Inc. Directors' Deferred Compensation Plan as last amended May 1, 2005
31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  MAY 16, 2005        GENE C. KNOLL
                           Gene C. Knoll, President and Chief Executive Officer
                           (Principal Executive Officer)




Date:  MAY 16, 2005        RHONDA R. KELLEY
                           Rhonda R. Kelley, Controller
                           (Principal Accounting Officer)

                                EXHIBIT INDEX
                                     to
                                  FORM 10-Q
                                     of
                   MID-WISCONSIN FINANCIAL SERVICES, INC.
                for the quarterly period ended March 31, 2005
                 Pursuant to Section 102(d) of Regulation S-T
                       (17 C.F.R. <section>232.102(d))



The following exhibits are filed as part this report:

10.1 Mid-Wisconsin Financial Services, Inc. 2005 Directors' Deferred Compensation Plan
10.2 Mid-Wisconsin Financial Services, Inc. Directors' Deferred Compensation Plan as last amended May 1, 2005
31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002