Form 10-Q
period 2005-06-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2005-08-15
CIK 785024

FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED    JUNE 30, 2005
                                      OR
{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 3, 2005, there were 1,703,577 shares of $0.10 par value common stock outstanding.

                     MID-WISCONSIN FINANCIAL SERVICES, INC.

                            INDEX                                  PAGE

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheets
                June 30, 2005 and December 31, 2004                  3

                Consolidated Statements of Income
                Three Months Ended June 30, 2005 and 2004
                And Six Months Ended June 30, 2005 and 2004          4

                Consolidated Statements of Changes in
                Stockholders' Equity
                Six Months Ended June 30, 2005                       5

                Consolidated Statements of Cash Flows
                Six Months Ended June 30, 2005 and 2004             5-6

                Notes to Consolidated Financial Statements          7-8

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                         8-22

        Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                                   22

        Item 4. Controls and Procedures                             22

PART II. OTHER INFORMATION

        Item 4. Submission of Matters to Vote of Security
                Holders                                             22

        Item 6. Exhibits                                            23

                Signatures                                          23

                Exhibit Index                                       24

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                          Mid-Wisconsin Financial Services, Inc.
                                    and Subsidiary
                             Consolidated Balance Sheets
                                                               June 30, 2005    December 31, 2004
                                                                 (Unaudited)        (Audited)
ASSETS
Cash and due from banks                                          $10,393,472       $12,566,937
Interest-bearing deposits in other financial institutions             14,167            17,482
Federal funds sold                                                 3,558,257        19,567,120
Securities available for sale -At fair value                      81,536,144        81,081,597
Federal Home Loan Bank stock (at cost)                             2,604,600         2,535,200
Loans held for sale                                                  336,700           546,225
Loans receivable, net of allowance for loan losses of
  $2,912,073 in 2005 and $2,820,034 in 2004                      294,147,674       281,321,188
Accrued interest receivable                                        1,655,901         1,553,887
Premises and equipment                                             7,593,345         6,185,311
Intangible assets                                                     77,158           231,474
Goodwill                                                             295,316           295,316
Other assets                                                       5,018,021         4,914,768
TOTAL ASSETS                                                    $407,230,755      $410,816,505
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                     $42,856,783       $50,813,737
Interest-bearing deposits                                        245,139,386       252,573,293
  Total deposits                                                 287,996,169       303,387,030
Short-term borrowings                                             30,729,582        19,216,097
Long-term borrowings                                              49,000,000        49,000,000
Accrued interest payable                                           1,323,760         1,147,527
Accrued expenses and other liabilities                             1,567,403         1,982,042
Total liabilities                                                370,616,914       374,732,696
Stockholders' equity:
  Common stock-Par value $.10 per share:
      Authorized - 6,000,000 shares
      Issued & outstanding -
      1,703,577 shares in 2005 and 2004                              170,358           170,358
Additional paid-in capital                                        11,549,702        11,541,644
Retained earnings                                                 24,779,201        24,028,311
Accumulated other comprehensive income                               114,580           343,496
Total stockholders' equity                                        36,613,841        36,083,809
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $407,230,755      $410,816,505

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                               Mid-Wisconsin Financial Services, Inc.
                                         and Subsidiary
                                  Consolidated Statements of Income
                                           (Unaudited)
                                                      Three months ended                Six Months Ended
                                               June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004
Interest and Dividend Income:
  Loans, including fees                         $4,780,015       $4,061,517       $9,197,420       $8,091,031
  Securities
     Taxable                                       595,128          527,566        1,160,753        1,077,739
     Tax-exempt                                    235,710          253,762          478,384          502,505
  Other interest and dividend income                94,415           69,045          270,821          134,360
Total interest and dividend income               5,705,268        4,911,890       11,107,378        9,805,635
Interest expense:
  Deposits                                       1,350,685          964,258        2,563,459        2,002,693
  Short-term borrowings                            198,795           67,471          339,911          116,392
  Long-term borrowings                             450,539          396,198          896,126          788,863
Total interest expense                           2,000,019        1,427,927        3,799,496        2,907,948
Net interest income                              3,705,249        3,483,963        7,307,882        6,897,687
Provision for loan losses                           75,000           70,000          136,600          110,000
Net interest income after provision
  for loan losses                                3,630,249        3,413,963        7,171,282        6,787,687
Noninterest income:
  Service fees                                     240,212          208,845          416,611          406,773
  Trust service fees                               228,877          191,707          430,950          375,907
  Investment product commissions                    60,882          159,063          110,548          263,555
  Other operating income                           293,481          244,855          659,731          502,298
Total noninterest income                           823,452          804,470        1,617,840        1,548,533
Noninterest expenses:
  Salaries and employee benefits                 1,607,629        1,457,789        3,156,874        2,881,793
  Occupancy                                        327,633          309,669          673,041          641,603
  Data processing and information systems          122,586           96,862          239,273          195,786
  Purchase core deposit amortization                77,158           83,017          154,316          166,034
  Other operating expenses                         667,072          582,920        1,347,700        1,221,309
Total noninterest expenses                       2,802,078        2,530,257        5,571,204        5,106,525
Income before provision for income taxes         1,651,623        1,688,176        3,217,918        3,229,695
Provision for income taxes                         536,839          516,203        1,036,023          962,221
Net income                                      $1,114,784       $1,171,973       $2,181,895       $2,267,474
Basic earnings per share                             $0.65            $0.70            $1.28            $1.35
Diluted earnings per share                           $0.65            $0.69            $1.28            $1.34
Cash dividends declared per share                    $0.62            $0.62            $0.84            $0.84

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                                     Mid-Wisconsin Financial Services, Inc.
                                                 and Subsidiary
                            Consolidated Statement of Changes in Stockholders' Equity
                                                  June 30, 2005
                                                    (Unaudited)
                                                                                        Accumulated
                                                         Additional                        Other
                                         Common Stock      Paid-In         Retained    Comprehensive
                                            Amount         Capital         Earnings    Income (Loss)     Totals
Balance, December 31, 2004                 $170,358      $11,541,644     $24,028,311     $343,496     $36,083,809
Comprehensive Income:
Net Income                                                                 2,181,895                    2,181,895
Other comprehensive loss                                                                 (228,916)       (228,916)
Total comprehensive income                                                                              1,952,979
Stock-based compensation                                       8,058                                        8,058
Cash dividends paid, $0.84 per share                                      (1,431,005)                  (1,431,005)
Balance, June 30, 2005                     $170,358      $11,549,702     $24,779,201     $114,580     $36,613,841

  The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       Mid-Wisconsin Financial Services, Inc.
                                  and Subsidiary
                       Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                   Six months ended
                                                            June 30, 2005    June 30, 2004
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                               $2,181,895       $2,267,474
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for depreciation and net amortization          462,859          473,853
        Provision for loan losses                                136,600          110,000
        Loss on premises and equipment disposals                   1,428            1,713
        Loss on foreclosed real estate                               -              8,639
        Federal Home Loan Bank stock dividends                   (69,400)         (67,400)
        Stock-based compensation                                   8,058            7,158
        Changes in operating assets and liabilities:
        Loans held for sale                                      209,525         (228,625)
        Other assets                                            (153,199)         195,462
        Other liabilities                                       (238,406)         (26,775)
  Net cash provided by operating activities                    2,539,360        2,741,499

ITEM 1.  Financial Statements Continued:

                          Mid-Wisconsin Financial Services, Inc.
                                     and Subsidiary
                          Consolidated Statements of Cash Flows
                                       (Unaudited)
                                                                      Six months ended
                                                               June 30, 2005   June 30, 2004
  Cash flows from investing activities:
     Net decrease in interest-bearing deposits
     in other financial institutions                                  3,315         598,361
     Net decrease in federal funds sold                          16,008,863       1,092,157
     Securities available for sale:
          Proceeds from maturities                               10,835,378      12,204,637
          Payment for purchases                                 (11,631,997)    (14,461,754)
     Payment for purchase of FHLB stock                                 -           (28,500)
     Net increase in loans                                      (12,922,379)     (8,308,152)
     Capital expenditures                                        (1,729,307)       (953,714)
     Proceeds from sale of premises and equipment                       718           1,600
     Proceeds from sale of other real estate                         30,965         111,136
  Net cash provided by (used in) investing activities               595,556      (9,744,229)
  Cash flows from financing activities:
     Net decrease in deposits                                   (15,390,861)     (2,648,737)
     Net increase in short-term borrowings                       11,513,485       5,102,632
     Proceeds from issuance of long-term borrowings                    -          5,000,000
     Proceeds from stock benefit plans                                                2,668
     Cash dividends paid                                         (1,431,005)     (1,415,942)
   Net cash provided by (used in) financing activities           (5,308,381)      6,040,621
  Net decrease in cash and due from banks                        (2,173,465)       (962,109)
  Cash and due from banks at beginning                           12,566,937      13,694,114
  Cash and due from banks at end                                $10,393,472     $12,732,005
  Supplemental cash flow information:
     Cash paid during the year for:
          Interest                                               $3,655,440      $3,167,021
          Income taxes                                             $948,000        $900,000
  Noncash investing and financing activities:
          Loans transferred to other real estate                      $-              $-
          Loans charged off                                         $56,615         $13,905
          Loans made in connection with the sale of
          other real estate                                         $40,707        $150,000

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

Presented below are the calculations for basic and diluted earnings per share:


                                               Three Months Ended   Six Months Ended
                                                     June 30,            June 30,
                                                  2005      2004      2005      2004

Net income available to common stockholders     $1,115    $1,172    $2,182    $2,267
Weighted average shares outstanding              1,704     1,685     1,704     1,685
Effect of dilutive stock options outstanding         2         1         2         1
Diluted weighted average shares outstanding      1,706     1,686     1,706     1,686
Basic earnings per common share                  $0.65     $0.70     $1.28     $1.35
Diluted earnings per common share                $0.65     $0.69     $1.28     $1.34

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

The Internal Revenue Service (IRS) has audited the Company's federal income tax returns for 1999 through 2002 and has disallowed a portion of the Bank's interest deductions for such years. The IRS assessed $170,550 of additional tax and interest, which the Company has paid. The IRS' contention is that municipal bonds owned by the Bank's Nevada investment subsidiary should be treated as owned by the Bank for purposes of computing the Bank's allowable interest expense. The IRS has made this same adjustment for other Wisconsin banks and one Wisconsin bank is appealing the IRS' assessment in Tax Court. The Company will file a claim to recover the taxes and interest paid pending the outcome of the appeal.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is presented to assist in the understanding and evaluation of the Company's financial condition and results of operations for the three months and six months ended June 30, 2005 and 2004. It is intended to supplement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

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

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover credit losses within the loan portfolio and the material effect that these estimates can have on the Company's results of operations. While management's evaluation of the allowance for loan losses at June 30, 2005 considers the allowance to be adequate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

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

After problem and watch list loans are identified, management allocates a portion of the allowance for loan losses to these loans to cover management's estimate of probable loss. Management then estimates the potential loss for the remainder of the loan portfolio. Each loan type is broken into categories based on delinquency, specialty credits and rating code and a percentage of the allowance is allocated based on loan category balances. To the extent that the current allowance is sufficient or insufficient to cover management's best estimate of probable loss, management adjusts the provision for loan losses accordingly.

Results of Operations

Net income for the quarter ended June 30, 2005 totaled $1.1 million or $0.65 for basic and diluted earnings per share. Comparatively, net income for the quarter ended June 30, 2004 was $1.2 million or $0.70 for basic earnings per share and $0.69 for diluted earnings per share. Operating results for the second quarter 2005 generated an annualized return on average assets (ROA) of 1.11% and return on average equity (ROE) of 12.35%, compared to 1.23% and 13.79% for the comparable quarter in 2004. The net interest margin for the second quarter 2005 was 4.04% compared to 4.06% a year earlier.

For the six months ended June 30, 2005, net income was $2.2 million compared to $2.3 million for the same period in the prior year. Basic and diluted earnings per share were $1.28 for the first six months of 2005 compared to $1.35 for basic earnings per share and $1.34 diluted earnings per share a year earlier.

2005 quarterly earnings were affected by the additional costs incurred in the construction and third quarter 2005 opening of the new Bank branch in Rib Mountain, Wisconsin.

The following Table 1 presents quarterly summary results of operations.

Table 1: Summary Results of Operations
(dollars in thousands, except per share data)
                                                    June 30,   March 31,   December 31,   September 30,   June 30,
                                                      2005       2005          2004            2004         2004
Results of operations:
Interest income                                      $5,705     $5,402        $5,317          $5,115       $4,912
Interest expense                                      2,000      1,799         1,644           1,551        1,428
Net interest income                                   3,705      3,603         3,673           3,564        3,484
Provision for loan losses                                75         62            30              75           70
Net interest income after provision for loan
losses                                                3,630      3,541         3,643           3,489        3,414
Noninterest income                                      824        794           731             742          804
Noninterest expense                                   2,802      2,769         2,663           2,503        2,530
Income before provision for income taxes              1,652      1,566         1,711           1,728        1,688
Provision for income taxes                              537        499           651             580          516
Net income                                           $1,115     $1,067        $1,060          $1,148       $1,172
Return on average assets                               1.11%      1.05%         1.06%           1.17%        1.23%
Return on average equity                              12.35%     11.84%        11.91%          13.52%       13.79%
Equity to assets                                       8.87%      8.76%         8.80%           8.50%        8.78%
Net interest margin                                    4.04%      3.89%         4.05%           4.00%        4.06%
Average Balance Sheet
Loans net of unearned income                       $287,679   $282,065      $280,220        $275,911     $272,187
Assets                                              403,289    406,510       399,326         392,438      379,726
Deposits                                            286,147    295,349       290,011         289,556      280,249
Stockholders' equity                                 36,121     36,041        35,613          33,967       33,992
Ending Balance Sheet
Loans net of unearned income                       $297,060   $285,745      $284,141        $282,617     $277,571
Assets                                              407,231    402,508       410,817         391,686      385,509
Deposits                                            287,996    289,466       303,387         286,679      285,001
Stockholders' equity                                 36,614     36,000        36,084          35,088       33,622
Financial Condition Analysis
Total risk-based capital                              12.88%     13.19%        13.11%          12.84%       12.82%
Net charge-offs to average loans                       0.00%      0.01%         0.01%           0.04%        0.00%
Nonperforming assets to total loans                    0.50%      0.48%         0.57%           0.65%        0.69%
Efficiency ratio                                      60.14%     61.12%        58.67%          56.34%       57.06%
Stockholders' Data
Basic earnings per share                              $0.65      $0.63         $0.62           $0.68        $0.70
Diluted earnings per share                            $0.65      $0.63         $0.62           $0.68        $0.69
Book value per share                                 $21.49     $21.13        $21.18          $20.82       $19.95
Dividends per share                                   $0.62      $0.22         $0.22           $0.22        $0.62
Dividend payout ratio                                  94.7%      35.1%         48.3%           32.2%        89.2%
Average common shares outstanding-basic               1,704      1,704         1,699           1,686        1,686
Average common shares outstanding-diluted             1,706      1,706         1,701           1,687        1,686
Stock Price Information
High                                                 $35.50     $35.40        $34.00          $30.80       $30.00
Low                                                   34.00      33.10         30.80           28.50        29.00
Market price at quarter end (1)                       34.00      34.90         34.00           30.80        30.00

1) Market value at year-end represents the bid price.  The quotations reflect prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

Net Interest Income

Net interest income is the Company's principal source of revenue, accounting for 81.8% of total operating income for the second quarter of 2005, as compared to 81.3% for the same period in 2004. Net interest income represents the difference between interest earned on loans, securities, and other interest earning assets, and the interest expense associated with the deposits and borrowings that fund them. Interest rate fluctuations together with changes in volume and types of earning assets and interest bearing liabilities combine to affect total net interest income. Additionally, net interest income is impacted by the sensitivity of the balance sheet to changes in economic conditions, competition and regulatory policies.

Net interest income on a taxable equivalent basis increased $205,000, or 5.6%, from $3.6 million for the quarter ended June 30, 2004 to $3.8 million at June 30, 2005. For the comparable six month periods ending June 30, 2005 and 2004, tax adjusted net interest income increased $381,000 or 5.3%, to $7.6 million.

The net interest margin for the second quarter decreased from 4.06% at June 30, 2004 to 4.04% June 30, 2005. The decrease was attributable to a 10 basis point decrease in the interest rate spread, the net of a 59 basis point increase in the cost of interest bearing liabilities offset by a 49 basis point increase in the yield on earning assets. During the six months ended June 30, 2005, the net interest margin was 4.00% compared to 4.06% for the comparable period in 2004.

At June 30, 2004 the net interest margin peaked for the year at 4.06%. The Company was able to take advantage of the prolonged low interest rate environment by funding the balance sheet with low cost liabilities. Since June 2004 as the Federal fund rate increased for the first time in over one year and has continued a series of "measured" increases the Company's net interest margin started to shrink due to the decreasing interest rate spread as funding costs increased at a faster pace than interest earning assets. The changes in Federal funds rate have affected short-term liabilities but have yet to drive similar increases in longer-term rates resulting in a flattening yield curve. The net interest margin hit the low point of 3.89% at March 31, 2005. During the second quarter of 2005 average loans increased $8.5 million to $290.6 million from $282.1 million at March 2005. During the same time period average investments grew $2.7 million to $81.4 million. The mix of average loans and investments to average total earning assets was 97.8% at June 30, 2005 compared to 94.0% at March 31, 2005. Earning asset yields increased and were 6.14% at June 2005, 5.77% at March 2005, and 5.65% at June 2004. The increase to a higher volume of loans and investments as a percentage of the asset mix between quarters has provided a source of higher yielding assets contributing to an improved net interest margin.

The cost of interest bearing liabilities increased from 1.90% at June 2004 to 2.22% at March 2005 and 2.49% at June 2005. The Company has lagged behind competitors in increasing interest rates paid on its deposits that are not tied to an adjustable wholesale rate. Due to competitive pressures on deposit rates the Company will continue to increase deposit rates and be forced to fund the balance sheet with higher cost wholesale funds. During 2005, the Company will be challenged to control the costs of deposits and borrowings to fund the balance sheet while growing interest earning assets.

Table 2:  Quarterly Net Interest Income Analysis - Taxable Equivalent Basis
(dollars in thousands)
                                                Three months ended June 30, 2005       Three months ended June 30, 2004
                                              Average      Interest       Average     Average      Interest       Average
                                              Balance   Income/Expense   Yield/Rate   Balance   Income/Expense   Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                            $290,554         $4,789        6.59%    $274,986         $4,077        5.93%
Investment securities:
  Taxable                                      59,432            595        4.01%      53,474            528        3.95%
  Tax exempt (2)                               21,992            357        6.50%      22,873            384        6.72%
Other interest earning assets                   8,250             94        4.58%       6,546             69        4.22%
Total earning assets                         $380,228         $5,835        6.14%    $357,879         $5,058        5.65%

Cash and due from banks                       $12,071                                 $11,292
Other assets                                   13,865                                 $13,354
Allowance for loan losses                      (2,875)                                 (2,799)
Total assets                                 $403,289                                $379,726

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing demand                     $29,471            $76        1.03%     $26,688            $25        0.37%
  Savings deposits                             66,719            211        1.26%      71,204            105        0.59%
  Time deposits                               147,443          1,063        2.88%     140,868            834        2.37%
Short-term borrowings                          28,584            199        2.78%      22,042             67        1.22%
Long-term borrowings                           49,000            451        3.68%      40,329            396        3.93%
Total interest bearing liabilities           $321,217         $2,000        2.49%    $301,131         $1,428        1.90%

Demand deposits                                42,515                                  41,491
Other liabilities                               3,437                                   3,113
Stockholders' equity                           36,120                                  33,991
Total liabilities and stockholders' equity   $403,289                                $379,726

Net interest income and rate spread                           $3,835        3.65%                     $3,630        3.75%
Net interest margin                                                         4.03%                                   4.06%

   1) Non-accrual loans are included in the daily average loan balances outstanding.
   2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
   3) Interest income includes net loan fees.

Table 3:  Year-to-Date Net Interest Income Analysis - Taxable Equivalent Basis
(dollars in thousands)
                                                 Six months ended June 30, 2005         Six months ended June 30, 2004
                                              Average       Interest      Average     Average       Interest      Average
                                              Balance   Income/Expense   Yield/Rate   Balance   Income/Expense   Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                            $286,333         $9,216        6.47%    $272,542         $8,127       6.00%
Investment securities:
  Taxable                                      57,838          1,161        4.04%      52,782          1,078       4.11%
  Tax exempt (2)                               22,229            724        6.55%      23,208            761       6.59%
Other interest earning assets                  15,562            271        3.50%       7,818            134       3.45%
Total earning assets                         $381,962        $11,372        5.99%    $356,350        $10,100       5.70%

Cash and due from banks                       $11,933                                 $11,277
Other assets                                   13,863                                 $13,612
Allowance for loan losses                      (2,868)                                 (2,783)
Total assets                                 $404,890                                $378,456

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:
  Interest bearing demand                     $30,648           $139        0.91%     $27,704            $52      0.38%
  Savings deposits                             68,975            389        1.13%      72,478            216      0.60%
  Time deposits                               147,953          2,035        2.77%     140,861          1,735      2.48%
Short-term borrowings                          25,781            340        2.65%      19,792            116      1.18%
Long-term borrowings                           49,000            896        3.68%      40,164            789      3.95%
Total interest bearing liabilities           $322,357         $3,799        2.37%    $300,999         $2,908      1.94%

Demand deposits                                43,146                                  40,501
Other liabilities                               3,306                                   2,956
Stockholders' equity                           36,081                                  34,000
Total liabilities and stockholders' equity   $404,890                                $378,456

Net interest income and rate spread                           $7,573        3.62%                     $7,192      3.76%
Net interest margin                                                         4.00%                                 4.06%

   1) Non-accrual loans are included in the daily average loan balances outstanding.
   2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
   3) Interest income includes net loan fees.

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

The provision for loan losses for the six months ended June 30, 2005 was $136,600 compared to $110,000 for the comparable time period last year. Net loan charge-offs for the first six months of 2005 were $45,000 compared with a net loan recovery of $8,000 for the same period in 2004. Net charge-offs to average loans were 0.02% for the first six months of 2005. Management believes that the current provision conforms with the Company's allowance for loan loss policy and is adequate in view of the present condition of the Company's loan portfolio. However, a decline in the quality of the loan portfolio or significant charge-offs against the allowance could affect the adequacy of the allowance requiring higher provisions in the future. See additional discussion under section "Allowance for Loan Losses."

Noninterest Income

Table 4:  Noninterest Income
(dollars in thousands)
                                       Three months ended                Six months ended
                                  June 30,   June 30,   Percent   June 30,   June 30,   Percent
                                    2005       2004     Change      2005       2004     Change
Service fees                        $240       $209      14.8%      $417       $407       2.5%
Trust service fees                   229        192      19.3%       431        376      14.6%
Investment product commissions        61        159     -61.6%       111        263     -57.8%
Gains from sale of loans              83         65      27.7%       127        113      12.4%
Bank owned life insurance             39         32      21.9%        58         67     -13.4%
Other operating income               172        147      17.0%       474        322      47.2%
Total noninterest income            $824       $804       2.5%    $1,618     $1,548       4.5%

Service fees increased $31,000 for the second quarter of 2005 compared to the same period in 2004. The updated retail and commercial fee schedules became effective in the second quarter of 2005. For the six months ended June 30, 2005, service fees increased $10,000 from the comparable period in 2004.
During the first quarter 2005 service fees were $22,000 less than first quarter 2004 due to a change in the relationship with two large commercial depositors and an increase in the earnings credit paid to business deposit customers.

Trust service fees increased $37,000 for the second quarter of 2005 compared to the same period in 2004. For the six months ended June 30, 2005, trust service fees increased $55,000 from the comparable period in 2004. The increase in trust service fees is primarily the result of new product offerings, such as proprietary research, new trust accounts, an updated fee schedule that became effective in the second quarter and appreciation of the trust portfolio.

Investment product commissions consist of annuity sales, brokerage services, mutual fund sales, life insurance commissions and self-directed IRA fees. Investment product commissions decreased $98,000 between comparable quarters and for the six months ended June 30, 2005, investment products decreased $152,000. During 2005 there was a significant decrease in annuity product sales as the sales staff is transitioning from a transaction oriented business to an asset management relationship. In addition, staff has been added that will be dedicated to the sale of health, life and disability insurance.

In the second quarter and the first six months of 2005, gains from the sales of loans to the secondary market increased. Mortgage refinancing activity has begun to curtail. The typical customer is now the first-time home buyer or customer buying a different home and financing it through the secondary market to lock in a long-term interest rate. Sales of loans for the six months ended June 30, 2005 were $7.7 million compared to $7.0 million for the same period a year earlier. Fee income from the sale of loans to the secondary market increased $18,000 between comparable quarters of 2005 and 2004. For the six months ended June 30, 2005 fee income from the sale of loans to the secondary market increased $14,000 compared to the first six months of 2004.

For the first six month period ended June 30, 2005, the increase in other operating income was related to a gain on sale of stock of $86,000 in connection with a third party acquisition of Pulse (an ATM operator/provider) in which the Bank held shares.

Noninterest Expense

Table 5:  Noninterest Expense
(dollars in thousands)
                                          Three months ended               Six months ended
                                    June 30,   June 30,   Percent   June 30,   June 30,   Percent
                                      2005       2004     Change      2005       2004     Change
Salaries and employee benefits      $1,608     $1,458       10.3%   $3,157     $2,882       9.5%
Occupancy                              328        310        5.8%      673        642       4.8%
Data processing and
information systems                    122         97       25.8%      239        196      21.9%
Amortization of intangibles             77         83       -7.2%      154        166      -7.2%
Other operating expenses               667        582       14.6%    1,348      1,220      10.5%
Total noninterest expenses          $2,802     $2,530       10.8%   $5,571     $5,106       9.1%

Salaries and employee benefits increased $150,000 for the second quarter of 2005 compared to the same period in 2004. For the six months ended June 30, 2005, salaries and employee benefits increased $275,000 from the comparable period in 2004. During 2005 the Company added additional staffing in the trust and investment center department, and the new Bank branch in Rib Mountain, WI. The number of full-time equivalent employees increased to 147 at June 30, 2005 from 134 at June 30, 2004.

Data processing and information systems expenses increased due to new maintenance agreements for equipment and software programs purchased during the fourth quarter 2004 and 2005. The purchased core deposit intangible is amortized using a systematic method over an eight year period and will be fully amortized in September 2005. The Company has incurred additional occupancy expense in 2005 due to the construction of the new Rib Mountain branch. Other operating expenses increased as a result of marketing expenses related to promoting new Bank locations and an increase in legal and accounting expense, primarily the result of costs related to SEC compliance. Legal and accounting expense may be adjusted during 2005 as the SEC has extended the original compliance date of Section 404 of the Sarbanes-Oxley Act for non-accelerated filers until 2006. Offsetting these increases was a $14,000 decrease in loan servicing costs due to the recovery of legal expenses on a problem loan offset by the costs incurred during the second quarter for a nonaccrual loan.

Balance Sheet Analysis

Loans

At June 30, 2005, total loans increased $12.7 million, or 4.5% to $297.4 million from $284.7 million at December 31, 2004. The majority of the loan growth occurred during the second quarter 2005 as loans grew only $1.6 million during the first quarter 2005. Most of the recent growth has been in the commercial and real estate commercial loan portfolio, which increased $13.1 million or 9.2% during 2005. Real estate residential loans decreased $1.8 million since December 2004 as customers are financing their mortgages in the secondary market to lock in a long-term fixed rate.

Table 6:  Period End Loan Composition
(dollars in thousands)
                                 June 30,   % of     June 30,   % of   December 31,   % of
                                   2005     total      2004     total      2004       total
Commercial                       $51,510     17.3%   $44,290     15.9%   $48,205       16.9%

Real estate commercial           104,173     35.0%    94,233     33.9%    94,349       33.1%

Agricultural                      34,956     11.8%    36,147     13.0%    35,721       12.6%

Real estate construction          11,940      4.0%     9,560      3.4%     9,667        3.4%

Real estate residential           86,413     29.1%    84,597     30.4%    88,220       31.0%

Installment                        8,405      2.9%     9,303      3.3%     8,525        3.0%

Total loans (including
loans held for sale)            $297,397    100.0%  $278,130    100.0%  $284,687      100.0%

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

After problem and watch list loans are identified, management will allocate a portion of the allowance for loan losses to cover management's estimate of probable loss. Management then estimates the potential loss for the remainder of the loan portfolio. Each loan type is broken into categories based on delinquency, specialty credits and rating code and a percentage of the allowance is allocated based on loan category balances. To the extent that the current allowance is sufficient or insufficient to cover management's best estimate of probable loss, management adjusts the provision for loan losses accordingly.

Based on management's analysis of the loan portfolio risk at June 30, 2005 a provision for loan losses of $137,600 was recorded for the six months ended June 30, 2005, an increase of $27,000 compared to the same period in 2004. The provision for loan loss was increased in 2005 due to loan portfolio growth.

Table 7:  Allowance for Loan Losses and Nonperforming Assets
(dollars in thousands)
                                      At and for the     At and for the
                                     Six months ended      Year ended
                                          June 30,         December 31,
                                     2005         2004         2004
Allowance for loan losses at
beginning of year                  $2,820       $2,732       $2,732
Loans charged off                     (57)         (14)        (186)
Recoveries                             12           22           59
Provision for loan losses             137          110          215
Allowance for loan losses at
end of period                      $2,912       $2,850       $2,820
Nonperforming assets
Nonaccrual loans not
considered impaired                  $312       $1,154         $758
Impaired loans                        852          370          432
Accruing loans past due 90
days or more                           13           31           43
Restructured loans                    320          358          322
Total nonperforming loans           1,497        1,913        1,555
Other real estate owned                 0            0           72
Total nonperforming assets         $1,497       $1,913       $1,627
RATIOS
Ratio of allowance for loan
losses to net charge offs            16.2          -           22.2
Ratio of allowance for loan
losses to total loans at end of
period                               0.98%        1.02%        0.99%
Ratio of net charge-offs during
the period to average loans
outstanding                          0.02%        0.00%        0.01%
Nonperforming loans to total
loans                                0.50%        0.69%        0.55%
Nonperforming assets to total
assets                               0.37%        0.50%        0.40%

In the opinion of management, the allowance for loan losses was adequate as of June 30, 2005. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such changes on borrowers.

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

Nonperforming loans were $1.5 million at June 30, 2005 compared to $1.6 million at December 31, 2004. Nonaccrual loans represented $312,000 of nonperforming loans at June 30, 2005. Two loan credits totaling $353,000 that were classified as nonaccrual loans but not considered impaired at December 31, 2004 have been reclassified to the impaired loan category during 2005. Restructured loans were $320,000 at June 30, 2005 compared to $322,000 at December 31, 2004.

The Company did not own any other real estate at June 30, 2005. Other real estate owned represents property that the Company acquired through foreclosure or in satisfaction of debt. Other real estate owned at December 31, 2004 totaled $72,000 and consisted of two properties.

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

The following is a summary of the Company's off-balance sheet commitments, all of which were lending-related commitments:

Table 8:  Lending Related Commitments
                                  June 30, 2005   December 31, 2004
Commitments to extend credit:
     Fixed rate                       $15,541          $16,302
     Adjustable rate                   22,307           16,458
Standby and irrevocable
letters of credit-fixed rate            3,923            4,451
Credit Card Commitments                 5,747            5,208

The following table summarizes the Company's significant contractual obligations and commitments at June 30, 2005:

Table 9:  Contractual Obligations
                                       Total   < 1year   1-3 years   3-5 years   > 5 years
Long-term Federal Home Loan Bank
advances                             $49,000   $14,500    $27,000      $7,500       $-
Premises and equipment purchase
commitments                            2,000     2,000        -           -          -
Total contractual obligations        $51,000   $16,500    $27,000      $7,500       $-

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

The Bank's primary funding source is deposits. The deposit base decreased $15.4 million from December 31, 2004 to $288.0 million at June 30, 2005. Municipal entities typically carry their highest balances during year-end and first quarter of each year and have since been withdrawing their deposits. Increased competition continues to limit the Company's deposit growth. The Company will continue to attempt to attract and retain deposits through competitive pricing of deposit products and established products. Continued deposit outflow will cause the Bank to utilize alternative funding sources which may not be as liquid and potentially a more costly alternative.

The Company also relies on cash flow from its investment and loan portfolios in the form of interest and principal paydowns as a constant source of liquidity. Factors affecting the liquidity relative to loans are changes in interest rates, the economy, and competition.

The Company employs non-deposit funding sources such as corporate funds in the form of repurchase agreements, federal funds purchased, and Federal Home Loan Bank (FHLB) advances. Repurchase agreements with corporate customers totaled $30.7 million at June 30, 2005 compared with $19.2 million at December 31, 2004. Borrowings from the FHLB totaled $49.0 million at June 30, 2005 and December 31, 2004. Typically FHLB borrowings will increase in order to fund growth in the loan portfolio. The Company will borrow monies if borrowing is a less costly form of funding loans compared to the cost of acquiring deposits or if deposit growth is insufficient.

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

Table 10:  Period End Deposit Composition
(dollars in thousands)
                                 June 30,   % of     June 30,   % of   December 31,   % of
                                   2005     total      2004     total      2004       total
Non-interest bearing demand      $42,857     14.9%   $42,242     14.8%   $50,814       16.8%
Interest-bearing demand           28,737     10.0%    26,833      9.4%    34,533       11.4%
Savings deposits                  65,726     22.8%    71,133     25.0%    69,250       22.8%
Time deposits                    132,676     46.1%   124,794     43.8%   134,090       44.1%
Brokered deposits                 18,000      6.2%    19,999      7.0%    14,700        4.9%
Total                           $287,996    100.0%  $285,001    100.0%  $303,387      100.0%

Capital

Stockholders' equity at June 30, 2005 increased $530,000 to $36.6 million, compared with $36.0 million at end of year 2004. The change in equity between the two periods was primarily composed of the retention of earnings with offsetting decreases to equity from the payment of dividends and the change in unrealized gains on available for sale securities.

Cash dividends of $0.84 per common share were paid in the first six months of June 30, 2005 and 2004. Total funds utilized in the payment of dividends were $1.4 million in the first six months of 2005 and 2004.

The adequacy of the Company's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends upon a variety of factors, including asset quality, liquidity, stability of earnings, competitive forces, economic conditions and strength of management. As of June 30, 2005 the Company's capital ratios were well in excess of regulatory minimums.

The following are the Company's risk based capital ratios for the previous five quarters:

Table 11:  Capital Ratios
                                  Tier 1 Capital     Total Capital
June 30, 2005                           11.9%             12.9%
March 31, 2005                          12.2%             13.2%
December 31, 2004                       12.1%             13.1%
September 30, 2004                      11.8%             12.8%
June 30, 2004                           12.1%             13.1%

Regulatory minimum requirements          4.0%              8.0%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK

There was no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of the Company's President and Chief Executive Officer and the Chief Accounting Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon such evaluation, the President and Chief Executive Officer and the Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective in all material respects as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

The annual meeting of shareholders of the Company was held on April 26, 2005. The matters voted upon, including the number of votes cast for, against, withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

      MATTER                                                SHARES
                                                                                Broker
                                          For    Against   Withheld   Abstain   Non-Vote
1  Election of Directors
   Dr. Kim A Gowey                      1,296,887    N/A       3,615       N/A       0
   James P Hager                        1,300,452    N/A          50       N/A       0
   Brian B Hallgren                     1,300,502    N/A           0       N/A       0
2  Approval of the appointment of
   independent auditor for the year
   ending December 31, 2005             1,288,614  2,865      12,013         0       0

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

                          MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  AUGUST 15, 2005    GENE C. KNOLL
                          Gene C. Knoll, President and Chief Executive Officer
                          (Principal Executive Officer)




Date:  AUGUST 15, 2005    RHONDA R. KELLEY
                          Rhonda R. Kelley, Controller
                          (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                       to
                                    FORM 10-Q
                                       of
                     MID-WISCONSIN FINANCIAL SERVICES, INC.
                  for the quarterly period ended June 30, 2005
                  Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. <section>232.102(d))



The following exhibits are filed as part this report:

31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002