Form 10-Q
period 2005-09-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2005-11-15
CIK 785024

FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED   SEPTEMBER 30, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No  X

As of November 3, 2005, there were 1,703,577 shares of $0.10 par value common stock outstanding.

                       MID-WISCONSIN FINANCIAL SERVICES, INC.

                                     INDEX                             PAGE

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheets
                September 30, 2005 and December 31, 2004                 3

                Consolidated Statements of Income
                Three Months Ended September 30, 2005 and 2004
                And Nine Months Ended September 30, 2005 and 2004        4

                Consolidated Statements of Changes in Stockholders'
                Equity Nine Months Ended September 30, 2005              5

                Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 2005 and 2004           5-6

                Notes to Consolidated Financial Statements              7-8

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                              8-24

        Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                                       24

        Item 4. Controls and Procedures                                 24

PART II. OTHER INFORMATION

        Item 6. Exhibits                                                24

                Signatures                                              25

                Exhibit Index                                           26

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                         Mid-Wisconsin Financial Services, Inc.
                                    and Subsidiary
                             Consolidated Balance Sheets
                                                             September 30, 2005   December 31, 2004
                                                                 (Unaudited)           (Audited)
ASSETS
Cash and due from banks                                          $13,751,440          $12,566,937
Interest-bearing deposits in other financial institutions            516,523               17,482
Federal funds sold                                                   995,675           19,567,120
Securities available for sale -At fair value                      80,592,373           81,081,597
Federal Home Loan Bank stock (at cost)                             2,636,800            2,535,200
Loans held for sale                                                  774,105              546,225
Loans receivable, net of allowance for loan losses of
  $3,007,861 in 2005 and $2,820,034 in 2004                      308,595,927          281,321,188
Accrued interest receivable                                        1,797,187            1,553,887
Premises and equipment                                             8,698,131            6,185,311
Intangible assets                                                          0              231,474
Goodwill                                                             295,316              295,316
Other assets                                                       5,212,701            4,914,768
TOTAL ASSETS                                                    $423,866,178         $410,816,505
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                     $43,900,606          $50,813,737
Interest-bearing deposits                                        251,646,279          252,573,293
  Total deposits                                                 295,546,885          303,387,030
Short-term borrowings                                             39,551,599           19,216,097
Long-term borrowings                                              49,000,000           49,000,000
Accrued interest payable                                           1,445,027            1,147,527
Accrued expenses and other liabilities                             1,359,927            1,982,042
Total liabilities                                                386,903,438          374,732,696
Stockholders' equity:
  Common stock-Par value $.10 per share:
      Authorized - 6,000,000 shares
      Issued and outstanding -
      1,703,577 shares in 2005 and 2004                              170,358              170,358
Additional paid-in capital                                        11,549,702           11,541,644
Retained earnings                                                 25,548,593           24,028,311
Accumulated other comprehensive income (loss)                       (305,913)             343,496
Total stockholders' equity                                        36,962,740           36,083,809
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $423,866,178         $410,816,505

    The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                                             Mid-Wisconsin Financial Services, Inc.
                                                      and Subsidiary
                                              Consolidated Statements of Income
                                                       (Unaudited)
                                                              Three months ended                        Nine Months Ended
                                                     September 30, 2005  September 30, 2004  September 30, 2005  September 30, 2004
Interest and Dividend Income:
  Loans, including fees                                   $5,354,780          $4,212,103         $14,552,200         $12,303,134
  Securities
     Taxable                                                 577,232             562,900           1,737,985           1,640,639
     Tax-exempt                                              231,307             265,447             709,691             767,952
  Other interest and dividend income                          91,193              74,545             362,014             208,905
Total interest and dividend income                         6,254,512           5,114,995          17,361,890          14,920,630
Interest expense:
  Deposits                                                 1,619,739           1,026,238           4,183,198           3,028,931
  Short-term borrowings                                      257,972              86,755             597,883             203,147
  Long-term borrowings                                       455,490             437,976           1,351,616           1,226,839
Total interest expense                                     2,333,201           1,550,969           6,132,697           4,458,917
Net interest income                                        3,921,311           3,564,026          11,229,193          10,461,713
Provision for loan losses                                    115,000              75,000             251,600             185,000
Net interest income after provision
  for loan losses                                          3,806,311           3,489,026          10,977,593          10,276,713
Noninterest income:
  Service fees                                               247,946             222,158             664,557             628,931
  Trust service fees                                         243,317             189,817             674,267             565,724
  Investment product commissions                              67,628              88,410             178,176             351,965
  Other operating income                                     300,801             241,373             960,532             743,671
Total noninterest income                                     859,692             741,758           2,477,532           2,290,291
Noninterest expenses:
  Salaries  and employee benefits                          1,682,061           1,414,039           4,838,935           4,295,832
  Occupancy                                                  345,578             305,511           1,018,619             947,114
  Data processing and information systems                    132,782              96,596             372,055             292,382
  Purchase core deposit amortization                          77,158              83,018             231,474             249,052
  Other operating expenses                                   621,217             603,017           1,968,917           1,824,326
Total noninterest expenses                                 2,858,796           2,502,181           8,430,000           7,608,706
Income before provision for income taxes                   1,807,207           1,728,603           5,025,125           4,958,298
Provision for income taxes                                   663,028             578,347           1,699,051           1,540,568
Net income                                                $1,144,179          $1,150,256          $3,326,074          $3,417,730
Basic earnings per share                                       $0.67               $0.68               $1.95               $2.03
Diluted earnings per share                                     $0.67               $0.68               $1.95               $2.02
Cash dividends declared per share                              $0.22               $0.22               $1.06               $1.06

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                               Mid-Wisconsin Financial Services, Inc.
                                       and Subsidiary
                      Consolidated Statement of Changes in Stockholders' Equity
                                     September 30, 2005
                                        (Unaudited)
                                                                                    Accumulated
                                                          Additional                  Other
                                           Common Stock    Paid-In     Retained    Comprehensive
                                              Amount       Capital     Earnings    Income (Loss)       Totals
Balance, December 31, 2004                   $170,358    $11,541,644  $24,028,311     $343,496      $36,083,809
Comprehensive Income:
Net Income                                                              3,326,074                     3,326,074
Other comprehensive loss                                                              (649,409)        (649,409)
Total comprehensive income                                                                            2,676,665
Stock-based compensation                                       8,058                                      8,058
Cash dividends paid, $1.06 per share                                   (1,805,792)                   (1,805,792)
Balance, September 30, 2005                  $170,358    $11,549,702  $25,548,593    $(305,913)     $36,962,740

  The accompanying notes to the consolidated financial statements are an integral part of these statements.

                            Mid-Wisconsin Financial Services, Inc.
                                      and Subsidiary
                            Consolidated Statements of Cash Flows
                                       (Unaudited)
                                                                       Nine months ended
                                                             September 30, 2005  September 30, 2004
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                                   $3,326,074          $3,417,730
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for depreciation and net amortization              720,770             819,751
        Provision for loan losses                                    251,600             185,000
        Loss on premises and equipment disposals                      11,726               1,613
        Loss on foreclosed real estate                                   -                 8,639
        Federal Home Loan Bank stock dividends                      (101,600)           (100,300)
        Stock-based compensation                                       8,058               7,158
        Changes in operating assets and liabilities:
        Loans held for sale                                         (227,880)           (867,925)
        Other assets                                                (206,034)           (378,690)
        Other liabilities                                           (324,615)            612,782
  Net cash provided by operating activities                        3,458,099           3,705,758

ITEM 1.  Financial Statements Continued:

                                     Mid-Wisconsin Financial Services, Inc.
                                                and Subsidiary
                                     Consolidated Statements of Cash Flows
                                                (Unaudited)
                                                                                   Nine months ended
                                                                          September 30, 2005   September 30, 2004
  Cash flows from investing activities:
     Net increase in interest-bearing deposits in other financial
     institutions                                                                (499,041)            (378,690)
     Net (increase) decrease in federal funds sold                             18,571,445           (2,354,341)
     Securities available for sale:
          Proceeds from maturities                                             16,427,225           16,970,215
          Payment for purchases                                               (16,934,624)         (21,394,569)
     Payment for purchase of FHLB stock                                               -               (245,600)
     Net increase in loans                                                    (27,541,849)         (13,456,294)
     Capital expenditures                                                      (3,018,000)          (1,147,603)
     Proceeds from sale of premises and equipment                                     718                1,700
     Proceeds from sale of other real estate                                       30,965              111,136
  Net cash used in investing activities                                       (12,963,161)         (21,894,047)

  Cash flows from financing activities:
     Net decrease in deposits                                                  (7,840,145)            (969,882)
     Net increase in short-term borrowing                                      20,335,502           10,823,146
     Proceeds from issuance of long-term borrowings                                   -             10,000,000
     Principal payments on long-term borrowings                                       -             (5,000,000)
     Proceeds from stock benefit plans                                                -                  2,668
     Cash dividends paid                                                       (1,805,792)          (1,786,785)
   Net cash provided by financing activities                                   10,689,565           13,069,147

Net increase (decrease) in cash and due from banks                              1,184,503           (5,119,142)
Cash and due from banks at beginning                                           12,566,937           13,694,114
Cash and due from banks at end                                                $13,751,440           $8,574,972
  Supplemental cash flow information:
     Cash paid during the year for:
          Interest                                                             $5,889,124           $4,654,312
          Income taxes                                                         $1,992,148           $1,370,000
  Noncash investing and financing activities:
          Loans transferred to other real estate                                  $56,216                 $-
          Loans charged off                                                      $103,511             $117,372
          Loans made in connection with the sale of other real estate             $40,707             $150,000

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

Presented below are the calculations for basic and diluted earnings per share:

                                                Three Months Ended   Nine Months Ended
                                                   September 30,       September 30,
                                                  2005      2004      2005      2004
Net income available to common stockholders      $1,144    $1,150    $3,326    $3,418
Weighted average shares outstanding               1,704     1,686     1,704     1,685
Effect of dilutive stock options outstanding          2         1         2         1
Diluted weighted average shares outstanding       1,706     1,687     1,706     1,686
Basic earnings per common share                   $0.67     $0.68     $1.95     $2.03
Diluted earnings per common share                 $0.67     $0.68     $1.95     $2.02

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

The Internal Revenue Service (IRS) has audited the Company's federal income tax returns for 1999 through 2002 and has disallowed a portion of the Bank's interest deductions for such years. The IRS assessed $170,550 of additional tax and interest, which the Company has paid. The IRS's contention is that municipal bonds owned by the Bank's Nevada investment subsidiary should be treated as owned by the Bank for purposes of computing the Bank's allowable interest expense. The IRS has made this same adjustment for other Wisconsin banks and one Wisconsin bank is appealing the IRS's assessment in Tax Court. The Company will file a claim to recover the taxes and interest paid pending the outcome of the appeal.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

Mid-Wisconsin Financial Services, Inc. is a full-service financial services company, providing a wide variety of loan, deposit and other banking products and services to its business, individual, and municipal customers, as well as a full range of trust, investment and cash management services. The Company operates as a one bank holding company and owns Mid-Wisconsin Bank (Bank), chartered as a state bank in Wisconsin.

The following discussion and analysis is presented to assist in the understanding and evaluation of the Company's consolidated financial condition and results of operations for the three months and nine months ended September 30, 2005 and 2004. It is intended to supplement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

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

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover credit losses within the loan portfolio and the material effect that these estimates can have on the Company's results of operations. While management's evaluation of the allowance for loan losses at September 30, 2005 considers the allowance to be adequate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

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

Results of Operations

Net income for the quarter ended September 30, 2005 totaled $1.1 million or $0.67 for basic and diluted earnings per share. Comparatively, net income for the quarter ended September 30, 2004 was $1.2 million or $0.68 for basic and diluted earnings per share. Operating results for the third quarter 2005 generated an annualized return on average assets (ROA) of 1.10% and return on average equity (ROE) of 12.48%, compared to 1.17% and 13.54% for the comparable quarter in 2004. The net interest margin for the third quarter 2005 was 4.12% compared to 4.00% a year earlier.

For the nine months ended September 30, 2005, net income was $3.3 million compared to $3.4 million for the same period in the prior year. Basic and diluted earnings per share were $1.95 for the first nine months of 2005 compared to $2.03 for basic earnings per share and $2.02 diluted earnings per share a year earlier.

2005 earnings were affected by the additional overhead costs incurred in the construction and third quarter opening of the new Bank branch in Rib Mountain, Wisconsin.

The following Table 1 presents quarterly summary results of operations.

Table 1: Summary Results of Operations
(dollars in thousands, except per share data)

                                                                        Quarter Ended
                                                 September 30,  June 30,  March 31,  December 31,  September 30,
                                                      2005        2005       2005         2004           2004
Results of operations:
Interest income                                      $6,255      $5,705     $5,402       $5,317         $5,115
Interest expense                                      2,334       2,000      1,799        1,644          1,551
Net interest income                                   3,921       3,705      3,603        3,673          3,564
Provision for loan losses                               115          75         62           30             75
Net interest income after provision for loan
losses                                                3,806       3,630      3,541        3,643          3,489
Noninterest income                                      860         824        794          731            742
Noninterest expense                                   2,859       2,802      2,769        2,663          2,503
Income before provision for income taxes              1,807       1,652      1,566        1,711          1,728
Provision for income taxes                              663         537        499          651            578
Net income                                           $1,144      $1,115     $1,067       $1,060         $1,150

Return on average assets                               1.10%       1.11%      1.05%        1.06%          1.17%
Return on average equity                              12.48%      12.35%     11.84%       11.91%         13.54%
Equity to assets                                       8.71%       8.87%      8.76%        8.80%          8.50%
Net interest margin                                    4.12%       4.04%      3.89%        4.05%          4.00%
Average Balance Sheet
Loans net of unearned income                       $303,744    $287,679   $282,065     $280,220       $275,911
Assets                                              417,692     403,289    406,510      399,326        392,438
Deposits                                            296,241     286,147    295,349      290,011        289,556
Stockholders' equity                                 36,662      36,121     36,041       35,613         33,967
Ending Balance Sheet
Loans net of unearned income                       $311,604    $297,060   $285,745     $284,141       $282,617
Assets                                              423,866     407,231    402,508      410,817        391,686
Deposits                                            295,547     287,996    289,466      303,387        286,679
Stockholders' equity                                 36,963      36,614     36,000       36,084         35,088
Financial Condition Analysis
Total risk-based capital                              12.44%      12.88%     13.19%       13.11%         12.84%
Net charge-offs to average loans                       0.01%       0.00%      0.01%        0.01%          0.04%
Nonperforming assets to total loans                    0.72%       0.50%      0.48%        0.57%          0.65%
Efficiency ratio                                      58.26%      60.14%     61.12%       58.67%         56.34%
Stockholders' Data
Basic and diluted earnings per share                  $0.67        $0.65     $0.63        $0.62          $0.68
Book value per share                                 $21.70       $21.49    $21.13       $21.18         $20.82
Dividends per share                                   $0.22        $0.62     $0.22        $0.22          $0.22
Dividend payout ratio                                  32.8%        94.7%     35.1%        48.3%          32.2%
Average common shares outstanding-basic               1,704        1,704     1,704        1,699          1,686
Average common shares outstanding-diluted             1,706        1,706     1,706        1,701          1,687
Stock Price Information
High                                                 $34.00       $35.50    $35.40       $34.00         $30.80
Low                                                   33.00        34.00     33.10        30.80          28.50
Market price at quarter end (1)                       33.00        34.00     34.90        34.00          30.80

(1) Market value at year-end represents the bid price.  The quotations reflect prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

Net Interest Income

Net interest income is the Company's principal source of revenue, accounting for 82.0% of total operating income for the third quarter of 2005, as compared to 82.8% for the same period in 2004. Net interest income represents the difference between interest earned on loans, securities, and other interest earning assets, and the interest expense associated with the deposits and borrowings that fund them. Interest rate fluctuations together with changes in volume and types of earning assets and interest bearing liabilities combine to affect total net interest income. Additionally, net interest income is impacted by the sensitivity of the balance sheet to changes in economic conditions, competition and regulatory policies.

Net interest income on a taxable equivalent basis increased $347,000, or 9.4%, from $3.7 million for the quarter ended September 30, 2004 to $4.0 million at September 30, 2005. For the comparable nine month periods ending September 30, 2005 and 2004, tax adjusted net interest income increased $727,000 or 6.7%, to $11.6 million.

The net interest margin for the third quarter increased from 4.00% at September 30, 2004 to 4.12% at September 30, 2005. During the nine months ended September 30, 2005 and 2004, the net interest margin was 4.03%. For the nine months ended September 30, 2005, the interest rate spread decreased 8 basis points to 3.64% from 3.72 % when compared to the same period a year earlier. The average yield on earning assets increased 47 basis points to 6.15% from 5.68% during the nine-month period, while the average rate paid on interest-bearing liabilities increased 55 basis points to 2.51%.

The Company was able to take advantage of the prolonged low interest rate environment by funding the balance sheet with low cost liabilities. As the Federal fund target rate continued a series of "measured" increases the Company's net interest margin decreased due to the narrowing interest rate spread as funding costs increased at a faster pace than interest earning assets. The changes in the Federal funds target rate have affected short-term liabilities but have yet to drive similar increases in longer-term rates resulting in a flattening yield curve. The net interest margin hit the low point of 3.89% at March 31, 2005. During the third quarter of 2005 average loans increased $16.1 million to $306.7 million from $290.6 million at June 2005. During the same time period average investments decreased $2.7 million to $78.7 million. The mix of average loans and investments to average total earning assets was 98.1% at September 30, 2005 compared to 97.8% at June 30, 2005. Earning asset yields increased and were 6.50% at September 2005, 6.14% at June 2005, and 5.67% at September 2004. The increase to a higher volume of loans and investments as a percentage of the asset mix between quarters has provided a source of higher yielding assets contributing to an improved net interest margin.

The increase in the rates paid on interest-bearing liabilities occurred as a result of aggressive pricing from other financial institution competitors and increased costs for other wholesale funding such as federal funds purchased, cash management accounts in the form of corporate repurchase agreements and loans from the Federal Home Loan Bank used to fund the balance sheet. The Company expects that trend to continue in light of the recent Federal Reserve Board interest rate increases and competition for deposits.


Table 2:  Quarterly Net Interest Income Analysis - Taxable Equivalent Basis
(dollars in thousands)
                                               Three months ended September 30, 2005   Three months ended September 30, 2004
                                                Average      Interest       Average     Average      Interest       Average
                                                Balance   Income/Expense   Yield/Rate   Balance   Income/Expense   Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                              $306,699        $5,362         6.99%    $278,767        $4,222         6.06%
Investment securities:
  Taxable                                        57,081           577         4.04%      55,336           563         4.07%
  Tax exempt (2)                                 21,593           350         6.49%      22,643           370         6.54%
Other interest earning assets                     7,539            91         4.84%      13,412            95         2.83%
Total earning assets                           $392,912        $6,380         6.50%    $370,158        $5,250         5.67%

Cash and due from banks                         $12,698                                 $11,965
Other assets                                     15,037                                 $13,171
Allowance for loan losses                        (2,955)                                 (2,856)
Total assets                                   $417,692                                $392,438

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing demand                       $29,045           $93         1.28%     $27,012           $25         0.37%
  Savings deposits                               63,348           236         1.49%      69,200           107         0.62%
  Time deposits                                 159,781         1,291         3.23%     149,838           893         2.38%
Short-term borrowings                            32,311           258         3.19%      20,329            87         1.71%
Long-term borrowings                             49,000           455         3.72%      45,435           438         3.86%
Total interest bearing liabilities             $333,485        $2,333         2.80%    $311,814        $1,550         1.99%

Demand deposits                                  44,066                                  43,505
Other liabilities                                 3,479                                   3,152
Stockholders' equity                             36,662                                  33,967
Total liabilities and stockholders' equity     $417,692                                $392,438

Net interest income and rate spread                            $4,047         3.70%                    $3,700        3.68%
Net interest margin                                                           4.12%                                  4.00%

   (1) Non-accrual loans are included in the daily average loan balances outstanding.
   (2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
   (3) Interest income includes net loan fees.

Table 3:  Year-to-Date Net Interest Income Analysis - Taxable Equivalent Basis
(dollars in thousands)
                                               Nine months ended September 30, 2005    Nine months ended September 30, 2004
                                               Average     Interest        Average     Average      Interest       Average
                                               Balance   Income/Expense   Yield/Rate   Balance   Income/Expense   Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                             $293,196       $14,576         6.64%     $274,632       $12,350       6.01%
Investment securities:
  Taxable                                       57,583         1,738         4.03%       53,723         1,641       4.08%
  Tax exempt (2)                                22,014         1,076         6.53%       23,018         1,131       6.56%
Other interest earning assets                   12,859           362         3.76%        9,696           229       3.15%
Total earning assets                          $385,652       $17,752         6.15%     $361,069       $15,351       5.68%

Cash and due from banks                        $12,191                                  $11,508
Other assets                                    14,259                                  $13,381
Allowance for loan losses                       (2,897)                                  (2,808)
Total assets                                  $409,205                                 $383,150

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing demand                      $30,108          $232        1.03%       $27,472           $77       0.37%
  Savings deposits                              67,079           625        1.24%        71,314           323       0.61%
  Time deposits                                151,939         3,326        2.92%       143,937         2,629       2.44%
Short-term borrowings                           27,982           598        2.85%        19,972           203       1.36%
Long-term borrowings                            49,000         1,352        3.69%        41,934         1,227       3.91%
Total interest bearing liabilities            $326,108        $6,133        2.51%      $304,629        $4,459       1.96%

Demand deposits                                 43,456                                   41,509
Other liabilities                                3,364                                    3,023
Stockholders' equity                            36,277                                   33,989
Total liabilities and stockholders' equity    $409,205                                 $383,150

Net interest income and rate spread                          $11,619        3.64%                     $10,892       3.72%
Net interest margin                                                         4.03%                                   4.03%

   (1) Non-accrual loans are included in the daily average loan balances outstanding.
   (2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
   (3) Interest income includes net loan fees.

Provision for Loan Losses

The provision for loan losses is the periodic cost of providing an allowance for probable loan losses. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired loans or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. These factors include credit quality, loan growth, past loan loss experience, existing economic conditions and loss exposure by loan category. It is the Company's policy that when available information confirms specific loans, or portions thereof, including impaired loans, are uncollectible, those amounts are promptly charged-off against the allowance.

The provision for loan losses for the nine months ended September 30, 2005 was $251,600 compared to $185,000 for the comparable time period last year. Net loan charge-offs for the first nine months of 2005 were $64,000 compared with net charge-offs of $94,000 for the same period in 2004. Net charge-offs to average loans were 0.02% for the first nine months of 2005. Management believes that the current provision conforms with the Company's allowance for loan loss policy and is adequate in view of the present condition of the Company's loan portfolio. However, a decline in the quality of the loan portfolio or significant charge-offs against the allowance could affect the adequacy of the allowance requiring higher provisions in the future. See additional discussion under section "Allowance for Loan Losses."

Noninterest Income


Table 4:  Noninterest Income
(dollars in thousands)
                                                 Three months ended                        Nine months ended
                                    September 30,   September 30,   Percent   September 30,   September 30,   Percent
                                        2005            2004        Change         2005            2004       Change
Service fees                            $248            $222          11.7%        $665            $629          5.7%
Trust service fees                       243             190          27.9%         674             566         19.1%
Investment product commissions            68              88         -22.7%         178             352        -49.4%
Gains from sale of loans                  97              59          64.4%         224             173         29.5%
Bank owned life insurance                 22              23          -4.3%          80              90        -11.1%
Other operating income                   182             160          13.8%         657             480         36.9%
Total noninterest income                $860            $742          15.9%      $2,478          $2,290          8.2%

Service fees increased $26,000 during the third quarter of 2005 compared to the same period in 2004. The updated retail and commercial fee schedules became effective in the second quarter of 2005. For the nine months ended September 30, 2005, service fees increased $36,000 from the comparable period in 2004.

Trust service fees increased $53,000 for the third quarter of 2005 compared to the same period in 2004. For the nine months ended September 30, 2005, trust service fees increased $108,000 from the comparable period in 2004. The increase in trust service fees is primarily the result of new product offerings, such as proprietary research, new trust accounts, an updated fee schedule that became effective in the second quarter and appreciation of the trust portfolio.

Investment product commissions consist of annuity sales, brokerage services, mutual fund sales, life insurance commissions and self-directed IRA fees. Investment product commissions decreased $20,000 between comparable quarters and for the nine months ended September 30, 2005, investment products decreased $174,000. During 2005 there was a significant decrease in annuity product sales as the sales staff is transitioning from a transaction oriented business model to a relationship model. In addition, staff has been added that will be dedicated to the sale of health, life and disability insurance.

In the third quarter and the first nine months of 2005, gains from the sales of loans to the secondary market increased. This is attributable to expansion into new markets with larger valued real estate deals and increased new construction and/or remodeling activity in the existing Bank markets. Sales of loans for the nine months ended September 30, 2005 were $13.8 million compared to $10.2 million for the same period a year earlier. Fee income from the sale of loans to the secondary market increased $38,000 between comparable quarters of 2005 and 2004. For the nine months ended September 30, 2005 fee income from the sale of loans to the secondary market increased $51,000 compared to the first nine months of 2004.

For the nine month period ended September 30, 2005, the increase in other operating income was related to a gain on the redemption of stock of $86,000 in connection with a third party acquisition of Pulse (an ATM operator/provider) in which the Bank held shares.

Noninterest Expense


Table 5:  Noninterest Expense
(dollars in thousands)
                                                         Three months ended                        Nine months ended
                                            September 30,   September 30,   Percent   September 30,   September 30,   Percent
                                                 2005            2004       Change         2005            2004       Change
Salaries and employee benefits                 $1,682          $1,414        19.0%       $4,839          $4,296        12.6%
Occupancy                                         346             306        13.1%        1,019             947         7.6%
Data processing and information systems           133              97        37.1%          372             292        27.4%
Amortization of intangibles                        77              83        -7.2%          231             249        -7.2%
Other operating expenses                          621             603         3.0%        1,969           1,824         7.9%
Total noninterest expenses                     $2,859          $2,503        14.2%       $8,430          $7,608        10.8%

Salaries and employee benefits increased $268,000 for the third quarter of 2005 compared to the same period in 2004. For the nine months ended September 30, 2005, salaries and employee benefits increased $543,000 from the comparable period in 2004. During 2005 the Company added additional staffing in the trust and investment center department and the new Bank branch. The number of full-time equivalent employees increased to 147 at September 30, 2005 from 130 at September 30, 2004.

Data processing and information systems expenses increased due to new software and related maintenance agreements. The purchased core deposit intangible is amortized using a systematic method over an eight year period and was fully amortized in September 2005. The Company has incurred additional occupancy expense in 2005 due to the construction of the new Bank branch and increase in utility charges for all branches.

Balance Sheet Analysis

Loans

At September 30, 2005, total loans increased $27.7 million, or 9.7%, to $312.4 million from 284.7 million at December 31, 2004. Growth in the Company's loan portfolio resulted primarily in the commercial, real estate commercial and construction loan portfolio, which increased $26.2 million or 17.2% during 2005. Loan growth occurred principally as a result of the Company's expansion efforts in the Wausau and Minocqua markets and the strong economic growth in those markets.


Table 6:  Period End Loan Composition
(dollars in thousands)
                                                September 30,   % of   September 30,   % of   December 31,   % of
                                                     2005       total       2004       total      2004       total
Commercial                                         $55,403      17.7%     $44,854      15.8%     $48,205     16.9%

Real estate commercial                             110,307      35.3%      95,506      33.7%      94,349     33.1%

Agricultural                                        34,904      11.2%      36,620      12.9%      35,721     12.6%

Real estate construction                            12,754       4.1%       9,649       3.4%       9,667      3.4%

Real estate residential                             90,244      28.9%      88,145      31.1%      88,220     31.0%

Installment                                          8,766       2.8%       9,042       3.1%       8,525      3.0%

Total loans (including loans held for sale)       $312,378     100.0%    $283,816     100.0%    $284,687    100.0%

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

Based on management's analysis of the loan portfolio risk at September 30, 2005 a provision for loan losses of $251,600 was recorded for the nine months ended September 30, 2005, an increase of $66,600 compared to the same period in 2004. The provision for loan loss was increased in 2005 due to loan portfolio growth.

Table 7:  Allowance for Loan Losses and Nonperforming Assets
(dollars in thousands)

                                  At and for the     At and for the
                                 Nine months ended     Year ended
                                   September 30,       December 31,
                                    2005      2004          2004
Allowance for loan losses at
beginning of year                 $2,820    $2,732        $2,732
Loans charged off                   (104)     (117)         (186)
Recoveries                            40        23            59
Provision for loan losses            252       185           215
Allowance for loan losses at
end of period                     $3,008    $2,823        $2,820
Nonperforming assets
Nonaccrual loans not
considered impaired               $1,071    $1,085          $758
Impaired loans                       745       350           432
Accruing loans past due 90
days or more                          22        42            43
Restructured loans                   370       363           322
Total nonperforming loans          2,208     1,840         1,555
Other real estate owned               56         0            72
Total nonperforming assets        $2,264    $1,840        $1,627
RATIOS
Ratio of allowance for loan
losses to net charge offs           47.0      30.0          22.2
Ratio of allowance for loan
losses to total loans at end of
period                              0.96%     0.99%         0.99%
Ratio of net charge-offs during
the period to average loans
outstanding                         0.02%     0.03%         0.01%
Nonperforming loans to total
loans                               0.71%     0.65%         0.55%
Nonperforming assets to total
assets                              0.53%     0.47%         0.40%

In the opinion of management, the allowance for loan losses was adequate as of September 30, 2005. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such changes on borrowers.

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

Nonperforming loans were $2.2 million at September 30, 2005 compared to $1.6 million at December 31, 2004. Nonaccrual loans represented $1.1 million of nonperforming loans at September 30, 2005. Two loan credits totaling $353,000 that were classified as nonaccrual loans but not considered impaired at December 31, 2004 have been reclassified to the impaired loan category during 2005. Restructured loans were $370,000 at September 30, 2005 compared to $322,000 at December 31, 2004.

Other real estate owned, which represents property that the Company acquired through foreclosure or in satisfaction of debt, consisted of one residential property totaling $56,000. Other real estate owned at December 31, 2004 totaled $72,000 and consisted of two properties.

Deposits

Total deposits at September 30, 2005 decreased $7.9 million, or 2.6%, to $295.5 million from $303.4 million at December 31, 2004. Non-interest bearing deposits at September 30, 2005 decreased $6.9 million, or 13.6%, to $43.9 million from $50.8 million at December 31, 2004. Interest-bearing deposits at September 30, 2005 decreased $1.0 million to $251.6 million from $252.6 million at December 31, 2004. Brokered CD's totaled $19.8 million at September 30, 2005 compared to $14.7 million at December 31, 2004. The decrease in deposits from year-end is partially attributable to a reclassification of $4.0 million of deposits at December 31, 2004 to a new repurchase agreement in the form of corporate funds in January 2005.

Emphasis will continue to be placed on generating additional core deposits in 2005 through competitive deposit pricing and new product offerings. The Company may also increase brokered time deposits during the remainder of 2005 and into 2006 as an additional source of funds to provide for loan growth in the event that core deposit growth does not keep pace.

Borrowings

Federal funds purchased and corporate funds in the form of repurchase agreements at September 30, 2005 increased $20.4 million to $39.6 million from $19.2 million at December 31, 2004. Federal funds purchased increased from no funds purchased at December 31, 2004 to $14.9 million at September 30, 2005 accounting for the majority of the increase. Due to the decrease in deposits, federal funds have increased to fund loan growth which was coupled with a decrease in deposits during the quarter ended September 30, 2005. During the third quarter the Bank lost a bid on a municipal repurchase agreement resulting in the loss of $6.0 million of short term borrowings from December 31, 2004.

Federal Home Loan Bank (FHLB) advances totaled $49.0 million at September 30, 2005 and December 31, 2004. The Company had no advances maturing during the first three quarters of 2005 thus holding down the cost of borrowings during the rising interest rate environment. During the fourth quarter 2005, $12.0 million of advances yielding on average 3.34% will mature and will likely be renewed at rates averaging 4.0% to 4.83%.

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

The following is a summary of the Company's off-balance sheet commitments, all of which were lending-related commitments:

Table 8:  Lending Related Commitments
                               September 30, 2005     December 31, 2004
Commitments to extend credit:
     Fixed rate                     $14,771                $16,302
     Adjustable rate                 25,545                 16,458
Standby and irrevocable
letters of credit-fixed rate          3,389                  4,451
Credit Card Commitments               5,762                  5,208

The following table summarizes the Company's significant contractual obligations and commitments at September 30, 2005:

Table 9:  Contractual Obligations
                                      < 1year   1-3 years   3-5 years   > 5 years    Total
Federal funds purchased and
repurchase agreements                 $39,552       $-         $-           $-      $39,552
Federal Home Loan Bank advances        16,500     25,000      7,500          -       49,000
Total contractual obligations         $56,052    $25,000     $7,500         $-      $88,552

Liquidity

The Bank's Asset Liability Management process provides a unified approach to management of liquidity, capital, interest rate risk, and providing adequate funds to support the borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory, and competitive changes. The Company and the Bank have different liquidity considerations.

The Company's primary sources of funds are dividends from the Bank, and investment income, in addition to the issuance of its common stock securities. The Company manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from the Bank totaled $1.85 million for the first nine months of 2005 and will continue to be the Company's main source of long-term liquidity. The dividends from the Bank along with existing cash were sufficient to pay cash dividends to the Company's shareholders of $1.8 million in the first nine months of 2005.

The Bank meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity at the Bank is derived from deposit growth (including brokered deposits), maturing loans, the maturity of the investment portfolio, access to other funding sources, and the ability to use its loan and investment portfolios as collateral for secured borrowings and strong capital positions.

Deposit growth is typically another source of liquidity for the Bank. The deposit base decreased $7.9 million from December 31, 2004 to $295.5 million at September 30, 2005. Increased competition continues to limit the Company's deposit growth. The Company will continue to attempt to attract and retain deposits through competitive pricing of deposit products and new product offerings. Although brokered deposits are inherently less stable than locally generated core deposits, they may be used when it is appropriate as a result of market conditions in our markets as compared to the brokered markets and/or when we need to supplement local deposit generation to fund loans. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics of wholesale funding sources. Conversely, deposit outflow will cause the Bank to develop alternative sources of funds which may not be as liquid and potentially a more costly alternative.

The scheduled maturity of loans can provide a source of additional liquidity. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The Bank's liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand as a need for liquidity will cause the Company to acquire other sources of funding which could be more costly to acquire.

Short-term borrowings, which consists of federal funds purchased and securities sold under agreements to repurchase, totaled $39.6 million at September 30, 2005, compared to $19.2 million at the end of 2004. Federal funds are purchased from correspondent banks while securities sold under agreements to repurchase are obtained from a base of business and municipal customers. Borrowings from the FHLB are another source of funds. Borrowings totaled $49.0 million at September 30, 2005 and December 31, 2004.

The Bank's liquidity resources were sufficient in the first nine months of 2005 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

Management expects that deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although federal funds purchased and borrowings from the FHLB provided funds in the first nine months of 2005, management expects deposit growth to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits. In addition, the Bank may acquire additional brokered deposits as funding for short-term liquidity needs. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, federal funds sold and access to other funding sources.

In assessing liquidity, historical information such as seasonality, local economic cycles and the economy in general are considered. Management believes that, in the current economic environment, the Company's and the Bank's liquidity position is adequate. To management's knowledge, there are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Bank's or the Company's liquidity.

Capital

Stockholders' equity at September 30, 2005 increased $1.0 million to $37.0 million, compared with $36.0 million at end of year 2004. The change in equity between the two periods was primarily composed of the retention of earnings with offsetting decreases to equity from the payment of dividends and by the change in unrealized losses on available for sale securities. The change in unrealized losses on available for sale securities amounted to $649,000 for the first nine months of 2005 resulting from the effects of the increasing interest rate environment.

Cash dividends of $1.06 per common share were paid in the first nine months of 2005 and 2004. Total funds utilized in the payment of dividends were $1.8 million in 2005 and 2004.

On October 14, 2005, the Company completed a private placement of $10.0 million of floating rate trust preferred securities to an institutional investor. The trust preferred securities mature in December, 2035, and are redeemable at the Company's option beginning in December, 2010. The initial interest rate is 5.958% until December 15, 2010, when the rate will reset quarterly to the three-month LIBOR rate plus 1.43%. The trust preferred securities qualify as Tier 1 capital at the Company. The net proceeds will be used for general corporate purposes.

The adequacy of the Company's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends upon a variety of factors, including asset quality, liquidity, stability of earnings, competitive forces, economic conditions and strength of management. As of September 30, 2005 the Company's capital ratios were well in excess of regulatory minimums.

The following are the Company's risk based capital ratios for the previous five quarters:

Table 10:  Capital Ratios
                                  Tier 1 Capital       Total Capital
September 30, 2005                     11.5%                12.4%
June 30, 2005                          11.9%                12.9%
March 31, 2005                         12.2%                13.2%
December 31, 2004                      11.8%                12.8%
September 30, 2004                     12.1%                13.1%

Regulatory minimum requirements         4.0%                 8.0%

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

                               MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  NOVEMBER 15, 2005   GENE C. KNOLL
                           Gene C. Knoll, President and Chief Executive Officer
                           (Principal Executive Officer)




Date:  NOVEMBER 15, 2005   RHONDA R. KELLEY
                           Rhonda R. Kelley, Controller
                           (Principal Accounting Officer)

                                EXHIBIT INDEX
                                     to
                                  FORM 10-Q
                                     of
                    MID-WISCONSIN FINANCIAL SERVICES, INC.
               for the quarterly period ended September 30, 2005
                  Pursuant to Section 102(d) of Regulation S-T
                      (17 C.F.R. <section>232.102(d))



The following exhibits are filed as part this report:

31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002