Form 10-K
period 2005-12-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2006-03-23
CIK 785024

FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 __________

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2005

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

          For the transition period from .........to..........

                       Commission file number:  0-18542
                     MID-WISCONSIN FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)

              WISCONSIN                                06-1169935
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

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

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ( ) No (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ( ) No (X)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.          Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ( )  Accelerated filer ( )  Non-accelerated filer (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

As of March 1, 2006, 1,638,676 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2005, was approximately $54,009,850. For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated March 23, 2006 (to the extent specified herein): Part III

                      MID-WISCONSIN FINANCIAL SERVICES, INC.

                                 2005 FORM 10-K
                                TABLE OF CONTENTS

                      Description                                    Page No.

PART I
        ITEM 1.  Business                                                 3
        ITEM 1A. Risk Factors                                             6
        ITEM 1B. Unresolved Staff Comments                                9
        ITEM 2.  Properties                                               9
        ITEM 3.  Legal Proceedings                                       10
        ITEM 4.  Submission of Matters to a Vote of Security Holders     10

PART II
        ITEM 5.  Market for the Registrant's Common Equity and Related
                 Stockholder Matters                                     10
        ITEM 6.  Selected Financial Data                                 12
        ITEM 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     13
        ITEM 7A. Quantitative and Qualitative Disclosures About
                 Market Risk                                             34
        ITEM 8.  Financial Statements and Supplementary Data             34
        ITEM 9.  Changes In and Disagreements With Accountants
                 on Accounting and Financial Disclosure                  75
        ITEM 9A. Controls and Procedures                                 75
        ITEM 9B. Other Information                                       75

PART III
        ITEM 10. Directors and Executive Officers of the Registrant      75
        ITEM 11. Executive Compensation                                  76
        ITEM 12. Security Ownership of Certain Beneficial Owners
                 and Management and Related Stockholders Matters         77
        ITEM 13. Certain Relationships and Related Transactions          77
        ITEM 14. Principal Accountant Fees and Services                  77

PART IV
        ITEM 15. Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K                                     78

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are not guarantees of performance. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Mid-Wisconsin Financial Services, Inc. and its consolidated subsidiaries ("Mid-Wisconsin") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements may be identified by, among other things, expressions of beliefs or expectations that certain events may occur or are anticipated, and projections or statements of expectations.
Risks, uncertainties, and assumptions relating to forward-looking statements include changes in fiscal and monetary policies, general business and economic conditions, increased competition, changes in laws and regulation that govern Mid-Wisconsin's operations, the inability to execute expansion plans, the timely development and acceptance of new products and services, changes in customers' preferences for types and sources of financial services, unforeseen liabilities arising from current or prospective claims or litigation, and errors in the application of critical accounting policies. These and other risks, uncertainties, and assumptions are described under the caption "Risk Factors" in Item 1A of this Annual Report on Form 10-K and from time to time in our other filings with the Securities and Exchange Commission after the date of this report. Mid-Wisconsin assumes no obligation, and does not intend, to update these forward-looking statements.

GENERAL

Mid-Wisconsin is a Wisconsin corporation organized in 1986, as a registered financial holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Mid-Wisconsin's subsidiary operates under the name Mid-Wisconsin Bank (the "Bank") and has its principal office in Medford, Wisconsin. Except as may otherwise be noted, this annual report on Form 10-K describes the business of Mid-Wisconsin and the Bank as in effect on December 31, 2005.

THE BANK

The Bank was incorporated on September 1, 1890, as a state bank under the laws of Wisconsin. The Bank operates thirteen retail banking locations throughout central and northern Wisconsin serving markets in Clark, Eau Claire, Lincoln, Marathon, Oneida, Price, and Taylor counties.

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

The Trust and Investment Center offers a wide variety of fiduciary, investment management and advisory services to individuals, corporations, charitable trusts and foundations. The Bank administers pension, profit sharing and other employee benefit plans, and personal trusts and estates. The Bank also provides discount and full-service brokerage services, including the sale of fixed and variable annuities, insurance services, and mutual funds and securities.

In addition to its banking operations, the Bank owns Excel Real Estate Services, Inc ("Excel"). Excel, which commenced operations in January 2004, provides real estate appraisal and title insurance services for the Bank.

All of Mid-Wisconsin's products and services are directly or indirectly related to the business of community banking and all activity is reported as one segment of operations. All revenue, profit and loss, and total assets are reported in one segment and represent the entire operations of Mid-Wisconsin.

The Minocqua bank branch that opened in 2004 as a limited offering branch will be moving to its new full service bank facility in July 2006. Mid-Wisconsin believes opening branches in adjacent markets capitalizes on existing management and customer relationships. Mid-Wisconsin has a policy of pursuing opportunities to acquire additional bank subsidiaries or branch offices so that, at any given time, it may be engaged in some tentative or preliminary discussions for such purpose with officers, directors or principal shareholders of other holding companies or banks. There are no plans, understandings, or arrangements, written or oral, regarding other acquisitions as of the date hereof.

EMPLOYEES

As of March 1, 2006, Mid-Wisconsin and its subsidiaries had 143 full-time equivalent employees. Mid-Wisconsin considers the relationship with its employees to be good.

BANK MARKET AREA AND COMPETITION

The Bank competes for loans, deposits and financial services in all of its principal markets. Much of this competition comes from companies which are larger and have greater resources than Mid-Wisconsin. The Bank competes directly with other banks, savings associations, credit unions, finance companies, mutual funds, life insurance companies and other financial and non-financial companies. Many of these nonbank competitors offer products and services that are functionally equivalent to the products and services offered by the Bank. Competition involves efforts to obtain new deposits and interest rates paid on deposits and charged on loans, as well as other aspects of banking.

EXECUTIVE OFFICERS

The executive officers of Mid-Wisconsin as of March 1, 2006, their ages, offices and principal occupation during the last five years are set forth below.


Name                 Offices and Positions Held                             Date of Election
Dr. Kim A. Gowey     Chairman of the Board of Mid-Wisconsin                 June 2005
Age:  52
                     Dentist

James F. Melvin      Vice Chairman of the Board of Mid-Wisconsin            June 2005
Age:  56
                     Previously, Chairman of the Board of
                     Mid-Wisconsin May 2000 to June 2005

                     President of Melvin Companies

James F. Warsaw      President, Chief Executive Officer of Mid-Wisconsin    December 2005
Age:  55
                     Previously, Bank Consultant, November 2003 to
                     December 2005; Executive Vice President, Bank of Ann
                     Arbor, February 2003 to November 2003; President and
                     COO, Amcore Bank, NA, December 1998 to April 2001

Gene C. Knoll        Vice-President of Mid-Wisconsin                        December 2005
Age:  52
                     Previously, President of Mid-Wisconsin
                     October 1996 to December 2005

                     President, Chief Executive Officer of the Bank

William A. Weiland   Secretary and Treasurer of Mid-Wisconsin               May 1998
Age:  51
                     Executive Vice President of the Bank

Rhonda R. Kelley     Controller of Mid-Wisconsin                            September 1998
Age:  32

                     Controller of the Bank

All executive officers are elected annually by the board of directors at its annual meeting and hold office until the next annual meeting of the board of directors, or until their respective successors are elected and qualified.

REGULATION AND SUPERVISION

Mid-Wisconsin and the Bank are subject to regulation under both federal and state law. Mid-Wisconsin is a registered financial holding company and is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the BHCA. The Bank is subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC") and, as a Wisconsin chartered bank, by the Wisconsin Department of Financial Institutions.

The Federal Reserve Board expects a financial holding company to be a source of strength for its subsidiary banks. As such, Mid-Wisconsin may be required to take certain actions or commit certain resources to the Bank when it might otherwise choose not to do so. Under federal and state banking laws, Mid-Wisconsin and the Bank are also subject to regulations which govern Mid-Wisconsin's and the Bank's capital and reserve requirements, loans and loan policies (including the extension of credit to affiliates), deposits, dividend limitations, establishment of branch offices, mergers and other acquisitions, investments in or the conduct of other lines of business, management personnel, interlocking directors and other aspects of the operation of Mid-Wisconsin and the Bank.

Bank regulators having jurisdiction over Mid-Wisconsin and the Bank generally have the authority to impose civil fines or penalties and to impose regulatory sanctions for noncompliance with applicable banking regulations and policies. In particular, bank regulators have authority to take corrective action if Mid-Wisconsin or the Bank fails to maintain required capital levels. Information concerning Mid-Wisconsin's compliance with applicable capital requirements is set forth in Note 15 of the Notes to Consolidated Financial Statements.

In addition to changing the competitive environment in which Mid-Wisconsin operates, changes in the laws and regulations applicable to Mid-Wisconsin can increase operating costs or otherwise affect its profitability or operations. For example, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act") requires banks and other financial services companies to implement additional policies and procedures designed to address, among other things, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions and currency crimes.

Further changes with respect to permitted banking activities and other bank regulatory matters may be made or adopted in the future. Such changes may have a significant impact on Mid-Wisconsin's competitive circumstances and such changes may have a material adverse effect on Mid-Wisconsin's consolidated financial condition, liquidity or results of operations.

MONETARY POLICY

The earnings and growth of the Bank, and therefore Mid-Wisconsin, are affected by the monetary and fiscal policies of the federal government and governmental agencies. The Federal Reserve Board has a direct and indirect influence on the costs of funds used by the Bank for lending and its actions have a substantial effect on interest rates, the general availability of credit and the economy as a whole. These policies therefore affect the growth of Bank loans and deposits and the rates charged for loans and paid for deposits. Governmental and Federal Reserve Board policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. Management of Mid-Wisconsin is not able to anticipate the future impact of such policies and practices on the growth of the profitability of Mid-Wisconsin.

ITEM 1A.  RISK FACTORS

Mid-Wisconsin is subject to significant risks in the operation of its business. As a consequence, an investment in Mid-Wisconsin common stock involves a significant degree of risk. The following paragraphs describe significant risks facing Mid-Wisconsin and holders of Mid-Wisconsin common stock.
Investors should also read carefully the cautionary statement in Item 1 regarding the use of forward-looking statements in this report on Form 10-K.

CHANGES IN INTEREST RATES AS A RESULT OF THE FISCAL AND MONETARY POLICIES OF THE FEDERAL GOVERNMENT AND ITS AGENCIES MAY ADVERSELY AFFECT MID-WISCONSIN'S RESULTS OF OPERATIONS AND ITS FINANCIAL CONDITION AND LIQUIDITY.

Mid-Wisconsin's earnings are substantially dependent on net interest income, the difference between interest income earned on loans and the interest paid on deposits. The rate of interest earned on loans and paid by Mid-Wisconsin on its borrowings and interest-bearing deposits are directly affected by Federal Reserve Board policies regarding the supply of money and credit in the United States. The value of financial instruments such as municipal securities held by Mid-Wisconsin are also directly affected by these policies. In addition, the level of interest rates has a material effect on the economy and the level of loan demand, the ability of loan customers to repay loans, and the value and liquidity of collateral held to secure loans. Mid-Wisconsin's results of operations may be adversely affected and its financial condition and liquidity may suffer as a result of the effects of changes in fiscal and monetary policies.

CHANGES IN GENERAL ECONOMIC CONDITIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON MID-WISCONSIN'S BUSINESS, FINANCIAL CONDITION, LIQUIDITY, AND RESULTS OF OPERATIONS.

A deterioration in the general business and economic conditions in the United States is likely to adversely effect Mid-Wisconsin. In addition, Mid-Wisconsin is particularly subject to a decline in economic conditions in North Central Wisconsin. Economic conditions can be affected by changes in interest rates, monetary supply, the debt and equity capital markets, consumer spending, borrowing and saving habits, acts or threats of war or terrorism involving the United States, and other similar factors. An adverse change in economic conditions could have a material adverse effect on Mid-Wisconsin's business, financial condition, liquidity, and results of operations as a result of increased nonpayment of loans, a decrease in loan collateral or the credit worthiness of Bank customers, and a decline in demand for Bank products and services.

INCREASES IN COMPETITION COULD ADVERSELY AFFECT MID-WISCONSIN'S RESULTS OF OPERATIONS.

Mid-Wisconsin operates exclusively in Wisconsin and increased competition in its markets may result in reduced loans and deposits, increased costs, and deteriorating results of operations. Many competitors offer the banking services that are offered by Mid-Wisconsin in its market areas. These competitors include nation-wide, regional, and other community banks, as well as other types of financial institutions, including savings and loan associations, trust companies, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, and other financial intermediaries. Some of these competitors may be better able to offer more desirable or cost effective products to customers and so reduce Mid-Wisconsin's presence in its markets. If Mid-Wisconsin is unable to attract and retain banking customers, its loans and deposits may decline or fail to grow and its business and results of operations may be adversely affected.

CHANGES IN LAWS AND REGULATIONS COULD INCREASE COMPETITION AND MID-WISCONSIN'S OPERATING COSTS.

Banking laws, regulations, and policies are under frequent review and subject to revision. Changes to banking laws and regulatory policies could result in increased costs of operation, increase the ability of non-banks to offer competing financial services and products, permit increased competition across state borders, require additional capital, or otherwise adversely affect Mid-Wisconsin's business and competitive position. As a result of regulatory changes, Mid-Wisconsin's financial condition, liquidity, and results of operations could be adversely effected in material ways.

MID-WISCONSIN'S EFFORTS TO EXPAND ITS MARKET THROUGH ACQUISITIONS OR TO INCREASE MARKET SHARE IN ITS CURRENT MARKET MAY NOT BE SUCCESSFUL AND MAY HAVE A MATERIAL ADVERSE EFFECT ON ITS OPERATING RESULTS.

Mid-Wisconsin believes that it is important to future growth and profitability to consider expanding its market presence. This strategy may result in Mid-Wisconsin acquiring additional institutions or branch offices in new markets. It may also result in efforts to increase market share in markets currently served by Mid-Wisconsin. Difficulties in operating in a new market, or in integrating an acquired institution or branch may prevent Mid-Wisconsin from realizing targeted levels of deposits, loan volumes, and revenue, cost savings, increases in market presence, or other anticipated improvements in its business. These factors could contribute to Mid-Wisconsin not achieving the anticipated benefits of the market expansion or acquisition within the desired time frames, if at all, and adversely affect Mid-Wisconsin's operating results.

MID-WISCONSIN'S MARKET SHARE AND PROFITABILITY WILL DECLINE IF IT DOES NOT SUCCESSFULLY OFFER NEW PRODUCTS AND SERVICES AND EXPAND ITS MARKET PRESENCE.

In order to maintain its customer base and expand into new market areas, Mid-Wisconsin must offer new deposit, loan, trust, and other financial products and services at competitive pricing levels. The costs associated with new product development, including new technologies, may require Mid-Wisconsin to make substantial expenditures to modify or adapt its existing products and services. In addition, Mid-Wisconsin's success will depend in part on its ability to generate significant levels of new business in its existing markets and in identifying and penetrating markets. If Mid-Wisconsin cannot successfully introduce new products and services and expand its markets, its financial condition, liquidity, and results of operations will be adversely affected.

CHANGES IN THE USE OF BANKING SERVICES MAY REDUCE MID-WISCONSIN'S FEE INCOME AND DEPOSITS.

The level of deposits available to fund loans may decrease if consumers increase the use of nonbank service for the investment of funds traditionally held in bank accounts. Consumers of financial services can now use advances in technology to complete financial transactions, such as bill payments or fund transfers, without banks. The process of eliminating banks as intermediaries, known as disintermediation, could reduce Mid-Wisconsin's fee income and deposits. These changes could increase Mid-Wisconsin's funding costs and reduce its fee income, either of which will adversely affect Mid-Wisconsin's results of operations.

MID-WISCONSIN COMPETES IN AN INDUSTRY THAT REQUIRES CONTINUING TECHNOLOGICAL CHANGES AND IT MAY NOT HAVE THE RESOURCES TO MAKE ALL OF THE TECHNOLOGY-DRIVEN IMPROVEMENTS MANAGEMENT BELIEVES ARE APPROPRIATE OR DESIRABLE FOR ITS BUSINESS.

The financial services industry continues to undergo rapid technological changes, with frequent introductions of new technology-driven products and services and the adoption of new technologies to conduct basic banking operations. In addition to improving the ability to serve customers, the effective use of technology can increase efficiency and enable financial institutions to reduce costs. Many of Mid-Wisconsin's competitors have substantially greater resources to invest in technological improvements. The cost of implementing new technology-driven products and services or new technology to improve bank operations may be prohibitive and result in the loss of market share or increased operating costs relative to Mid-Wisconsin's competitors.

UNEXPECTED LIABILITIES RESULTING FROM CURRENT OR FUTURE CLAIMS OR CONTINGENCIES MAY HAVE A MATERIAL ADVERSE EFFECT ON MID-WISCONSIN'S BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION.

Mid-Wisconsin may be involved from time to time in a variety of litigation arising out of its business, including claims relating to various tax matters. Mid-Wisconsin's insurance may not cover all claims that may be asserted against it, and any claims asserted against Mid-Wisconsin, regardless of merit or eventual outcome, may harm Mid-Wisconsin's ability to conduct its business. In addition, Mid-Wisconsin may not be able to obtain appropriate types or levels of insurance in the future, nor may Mid-Wisconsin be able to obtain adequate replacement policies with acceptable terms, if at all. Should the ultimate judgments or settlements in any actual or threatened claims or litigation exceed Mid-Wisconsin's insurance coverage, they could have a material adverse effect on Mid-Wisconsin's business, operating results, and financial condition.

MID-WISCONSIN'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS DEPEND ON MANAGEMENT SELECTING AND APPLYING APPROPRIATE ACCOUNTING POLICIES AND METHODS. SUCH POLICIES AND METHODS, AND THE ESTIMATES MADE IN IMPLEMENTING THOSE POLICIES, MAY PROVE TO BE INCORRECT.

Mid-Wisconsin's accounting policies and methods are fundamental to how Mid-Wisconsin records and reports its financial condition and results of operations. Mid-Wisconsin's management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management's judgment as to the most appropriate manner in which to record and report Mid-Wisconsin's financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in Mid-Wisconsin's reporting materially different amounts than would have been reported under a different alternative. Information on Mid-Wisconsin's critical accounting policies is contained in this Annual Report on Form 10-K in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

MID-WISCONSIN STOCK DOES NOT HAVE A SIGNIFICANT AMOUNT OF TRADING LIQUIDITY.

There is no active public established trading market for Mid-Wisconsin stock. Low liquidity may increase the volatility of the price of Mid-Wisconsin stock and result in greater spread between the bid and ask prices as compared to more actively traded stocks. Investors may not be able to resell shares at the price or time they desire.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

Mid-Wisconsin's operations are carried out at the Bank's administrative office facility at 132 West State Street, Medford, Wisconsin.

Mid-Wisconsin owns one branch and leases it to the Bank. The Bank owns ten of the branches and leases two offices from third parties. All thirteen branches owned or leased by the Bank are in good condition and considered adequate for present and near term requirements.

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

No matters were submitted to a vote of stockholders during the fourth quarter of 2005.

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

MARKET INFORMATION

There is no active established public trading market in Mid-Wisconsin's common stock, although two regional broker-dealers act as market makers for the stock. Bid and ask quotations are published periodically in the Milwaukee Journal Sentinel and prices are quoted on the OTC Bulletin Board under the symbol "MWFS.OB". Transactions in Mid-Wisconsin's common stock are limited and sporadic.

HOLDERS

As of March 1, 2006, there were approximately 775 holders of record of Mid-Wisconsin's $.10 per share par value common stock. Some of Mid-Wisconsin's shares are held in "street" name and the number of beneficial owners of such shares is not known nor included in the foregoing number.

DIVIDEND POLICY

Dividends on Mid-Wisconsin's common stock have historically been paid in cash on a quarterly basis in March, June, September, and December, and Mid-Wisconsin expects to continue this practice for the immediate future. Mid-Wisconsin's ability to pay dividends depends upon the receipt of dividends from the Bank. Bank dividends are subject to limitation under banking laws and regulations. As of December 31, 2005, the Bank could have paid $11.9 million of additional dividends to Mid-Wisconsin without prior regulatory approval. The declaration of dividends by Mid-Wisconsin is discretionary and will depend upon operating results and financial condition, regulatory limitations, tax considerations and other factors.

MARKET PRICES AND DIVIDENDS

The following table summarizes high and low bid prices and cash dividends paid for the periods indicated. Bid prices represent the bid prices reported on the OTC Bulletin Board. The prices do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. There is no active established trading market.

               2005 Prices                      2004 Prices
Quarter  High      Low   Dividends (1)    High     Low    Dividends (1)
1st     $35.40   $33.10     $0.22        $29.00   $28.50     $0.22
2nd      35.50    34.00      0.62         30.00    29.00      0.62
3rd      34.00    33.00      0.22         30.80    28.50      0.22
4th      35.40    32.90      0.22         34.00    30.80      0.22

(1) The $.62 per share dividend declared in the second quarter of 2005 and 2004 includes a special dividend of $.40 per share.

ITEM 6.  SELECTED FINANCIAL DATA

Table 1:  Earnings Summary and Selected Financial Data
(dollars in thousands, except per share data)
Years Ended December 31,                            2005        2004        2003        2002        2001
Results of operations:
Interest income                                   $23,950     $20,238     $19,962     $21,385     $23,712
Interest expense                                    8,781       6,103       6,864       7,582      11,317
Net interest income                                15,169      14,135      13,098      13,803      12,395
Provision for loan losses                             342         215         457         625         370
Net interest income after provision for loan
losses                                             14,827      13,920      12,641      13,178      12,025
Noninterest income                                  3,312       3,021       2,981       2,676       2,425
Noninterest expenses                               11,476      10,272      10,020       9,588       9,118
Income before income taxes                          6,663       6,669       5,602       6,266       5,332
Provision for income taxes                          2,275       2,193       1,544       1,783       1,483
Net income                                         $4,388      $4,476      $4,058      $4,483      $3,849
Return on average assets                             1.06%       1.16%       1.10%       1.30%       1.18%
Return on average equity                            12.04%      13.01%      12.44%      14.56%      13.36%
Equity to assets                                     8.74%       8.78%       9.00%       8.75%       8.68%
Net interest margin                                  4.03%       4.03%       3.97%       4.43%       4.24%
Average Balance Sheet:
Loans net of unearned income                     $298,026     $276,755   $263,764    $243,597    $228,170
Assets                                            412,526      387,216    367,412     344,815     325,261
Deposits                                          295,522      285,685    280,215     257,356     250,131
Short-term borrowings                              26,615       20,525     13,177      22,095      22,700
Federal Home Loan Bank borrowings                  48,260       43,478     38,170      31,027      19,575
Stockholders' equity                               36,437       34,397     32,618      30,790      28,806
Ending Balance Sheet:
Loans net of unearned income                     $310,370     $284,141   $269,105    $254,939    $231,649
Assets                                            427,389      410,817    375,225     368,040     340,490
Deposits                                          312,653      303,387    287,649     274,492     258,401
Federal Home Loan Bank borrowings                  44,000       49,000     40,000      40,000      30,000
Subordinate debentures                             10,310            0          0           0           0
Stockholders' equity                               37,373       36,084     33,764      32,186      29,553
Financial Condition Analysis:
Total risk-based capital                            15.70%       13.11%     12.83%      12.69%      12.11%
Net charge-offs to average loans                     0.04%        0.05%      0.16%       0.21%       0.16%
Nonperforming loans to gross loans                   0.49%        0.42%      0.22%       0.85%       1.03%
Efficiency ratio                                    60.42%       57.96%     59.96%      56.05%      59.44%
Net interest income to average assets                3.68%        3.65%      3.56%       4.00%       3.81%
Noninterest income to average assets                 0.80%        0.78%      0.81%       0.78%       0.75%
Noninterest expenses to average assets               2.78%        2.65%      2.73%       2.78%       2.80%
Stockholders' Data:
Basic earnings per share                            $2.57        $2.65      $2.41       $2.65       $2.25
Diluted earnings per share                          $2.57        $2.64      $2.41       $2.65       $2.25
Book value per share                               $21.93       $21.18     $20.03      $19.11      $17.42
Dividends per share                                 $1.28        $1.28      $1.28       $1.28       $1.22
Dividend payout ratio                                49.8%        48.3%      53.1%       48.3%       54.2%
Average common shares outstanding-basic             1,704        1,689      1,685       1,692       1,707
Average common shares outstanding-diluted           1,706        1,690      1,685       1,692       1,707
Shareholders of record at year end                    780          770        773         838         818
Stock Price Information:
High                                               $35.50       $34.00     $29.00      $28.33      $26.00
Low                                                 32.90        28.50      27.25       26.00       20.12
Market Price at year end (1)                        35.40        34.00      28.50       27.25       26.00

(1) Market value at year-end represents the bid price.  The quotations reflect prices, without retail mark-up, markdown, or commissions, and may not necessarily represent actual transactions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis reviews significant factors with respect to Mid-Wisconsin's financial condition and results of operations at and for the three-year period ended December 31, 2005. This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report.

Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially from those in such forward-looking statements. A cautionary statement regarding forward-looking statements is set forth under the caption "Forward-Looking Statements" in Item 1 of this Annual Report on Form 10-K. This discussion and analysis should be considered in light of such cautionary statement and the risk factors disclosed in Item 1A of this report.

CRITICAL ACCOUNTING POLICY

The consolidated financial statements of Mid-Wisconsin are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industry in which its operates. This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.
Management believes the following policy is both important to the portrayal of Mid-Wisconsin's financial condition and requires subjective or complex judgments and, therefore, a critical accounting policy.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover credit losses within the loan portfolio and the material effect that these estimates can have on Mid-Wisconsin's results of operations. While management's evaluation of the allowance for loan losses at December 31, 2005 considers the allowance to be adequate, under adversely different conditions or assumptions, Mid-Wisconsin would need to increase the allowance.

Management reviews the adequacy of the allowance for loan losses on a quarterly basis to determine the allowance is adequate to provide for possible losses inherent in the loan portfolio as of the balance sheet date. Factors considered by management in evaluating the adequacy of the allowance for loan losses include past loan loss experience, trends in past due and nonperforming loans, specialty codes, rating codes and current economic conditions. Mid-Wisconsin has an internal risk analysis and review staff that continuously reviews loan quality and reports the results of its examinations to executive management and the Board of Directors.

Loans are initially graded when originated. They are regraded as they are renewed, become delinquent, or facts demonstrate a heightened risk of nonpayment. Loan reviews attempt to identify problem and watch list loans. Problem and watch list loans generally exhibit repeated delinquencies, managerial problems and customer's failure to provide financial information or collateral documentation.

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

OVERVIEW

From an industry and national perspective, Mid-Wisconsin's profitability, like most financial institutions, is dependent to a large extent upon net interest income. Results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses, including income taxes, non-interest income such as trust and investment sales revenue, loan servicing fees and service charge income derived from deposit accounts. Economic conditions, competition and the monetary and fiscal policies of the Federal government significantly affect financial institutions, including Mid-Wisconsin. Lending activities are also influenced by regional and local economic factors. Some specific factors may include the demand for and supply of housing, competition among lenders, interest rate conditions and prevailing market rates on competing investments, customer preferences and levels of personal income and savings in Mid-Wisconsin's market area.

In recent years Mid-Wisconsin has invested in management and branch personnel to capitalize on relationships in existing and adjacent markets. Mid-Wisconsin's planned growth into adjacent markets minimizes costs for name recognition and awareness while increasing speed in obtaining new customers from our branch delivery system. In addition Mid-Wisconsin has dedicated resources to improve asset quality. Credit quality has improved in the commercial loan portfolio as a result of improved underwriting and the addition of collection staff. The Trust and Investment group implemented a new business strategy based on relationships vs. transactions.

Along with industry-wide factors and competitive advantages, management monitors several areas of risk, trends and challenges. In the coming year Mid-Wisconsin will be challenged to maintain and grow market share in new and existing markets, retain and or improve the net interest margin in the rising rate environment, and meet regulatory requirements such as Sarbanes-Oxley Act of 2002, Section 404 "Management Reporting on Internal Controls Over Financial Reporting".

RESULTS OF OPERATIONS

Mid-Wisconsin reported net income of $4.4 million for 2005 compared to $4.5 million in 2004 and $4.1 million in 2003. Similarly, diluted earnings per share decreased to $2.57 for 2005 compared to $2.64 in 2004 and $2.41 in 2003. Return on average assets for the year ended December 31, 2005 was 1.06% compared to 1.16% in 2004 and 1.10% in 2003. The return on average equity was 12.04% for 2005 and 13.01% in 2004 and 12.44% in 2003. Cash dividends paid were $1.28 per share for the years ended 2005, 2004 and 2003.

Overall, loan growth of 9.2%, a stable net interest margin and increased noninterest income highlighted 2005 results. However, these gains were offset by increased noninterest expenses. Throughout 2005, Mid-Wisconsin incurred additional operating expenses to position itself for future growth and operating efficiencies. Contributing to these added costs was the hiring of a new holding company CEO, staff additions in the Trust and Investment department and the opening of a new full-service banking facility at Rib Mountain in September 2005.

To facilitate product offerings and future branch expansion technology enhancements were made in a new phone system, dedicated data lines, ATM operating system, and fraud detection software. Continued branch expansion in the future years will continue to increase Mid-Wisconsin's fixed overhead expense structure.

Key factors affecting current year results were:

   o Net interest income and net interest margin were impacted in 2005 by an increasing interest rate environment and a decreasing interest rate spread. During 2005, the cost of funds rose slightly more than the yield on earning assets, mainly due to competitive pressure and the flat yield curve.

   o Tax equivalent net interest income increased $983,000 or 6.7%, from $14.7 million in 2004 to $15.7 million in 2005. Tax equivalent interest income was $24.5 million for 2005, $3.7 million or 17.6%, over 2004. Interest expense increased $2.7 million or 43.9%, to $8.8 million for 2005.

   o Total loans were $310.4 million at December 31, 2005, an increase of $26.3 million or 9.2%, from December 31, 2004. Commercial and commercial real estate loans increased $21.1 million, or 14.8%, and represented 52.8% of total loans at December 31, 2005, compared to 50.2% at year-end 2004. Total deposits were $312.7 million at December 31, 2005, an increase of $9.3 million or 3.1% from year-end 2004.

   o Asset quality continued to improve in 2005. Net loan charge-offs were $134,000 in 2005, and $127,000 in 2004 compared to $426,000 in 2003.
      The provision for loan losses increased to $341,600 from $215,000 in 2004. The ratio of the allowance for loan losses to total loans was 0.97% and 0.99% at December 31, 2005 and 2004, respectively. Non-performing loans were $1.5 million at December 31, 2005 and 2004.

   o Noninterest income during 2005 increased $291,000 or 9.6% compared to 2004. The increase was attributable to increased service fees, trust service fees, gains from sales of loans and other operating income.

   o Noninterest expense was $11.5 million for 2005, a $1.2 million increase from 2004, due to increases in salaries and benefits, occupancy and technology expenses.

   o The effective tax rate was 34.1% in 2005 compared to 32.9% in 2004. Tax expense increased in 2005 due to the settlement of an income tax audit performed by the Internal Revenue Service.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. Mid-Wisconsin's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest rate risk exposure. The measurement of the market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments that reflect changes in market prices and rates can be found in Note 19 of the Notes to the Consolidated Financial Statements.

Mid-Wisconsin's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on Mid-Wisconsin's net interest income and capital, while adjusting Mid-Wisconsin's asset liability structure to obtain the maximum yield-cost spread on that structure. Mid-Wisconsin relies primarily on its asset liability structure to control interest rate risk. However, a sudden and substantial increase or decrease in interest rates may adversely impact Mid-Wisconsin's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

NET INTEREST INCOME

Net interest income represents the difference between interest earned on loans, securities and other interest-earning assets, and the interest expense associated with the deposits and borrowings that fund assets. The interest income and interest expense of financial institutions are significantly affected by general economic conditions, competition, policies of regulatory agencies, contractual maturities and repricing frequencies.

Fully taxable equivalent net interest income was $15.7 million in 2005, compared to $14.7 million in 2004 and $13.7 million in 2003. The increase in 2005 net interest income of $1.0 million was attributed to an increase in the volume of net average earning assets of $23.9 million and the interest rate environment.

The net interest margin remained unchanged at 4.03% for 2005 and 2004. The interest rate spread decreased 9 basis points to 3.62% in 2005 from 2004. During 2003 and 2004, Mid-Wisconsin's philosophy was to originate prime rate adjustable commercial loans to benefit from the repricing of the loans in a rising rate environment. As interest rates increased in 2005, the average yield on loans increased 75 bps to 6.80% from year-end 2004 resulting in a $2.2 million increase in interest income. The average rate paid on interest bearing liabilities increased 68 basis points to 2.67% in 2005 increasing interest expense $2.2 million. Interest bearing liability rates increased due to competitive deposit pricing pressures, effects of the flat yield curve and shifts in the deposit mix.

Average loans outstanding grew to $298.0 million in 2005 from $276.8 million in 2004, an increase of 7.7% compared to a 4.9% increase in 2004. The mix of average loans to average total earning assets was 76.7% in 2005, 75.8% in 2004, and 76.3% in 2003. The relationship of a higher volume of loans as a percentage of the asset mix has provided a source of higher yielding assets, which has contributed to net interest income.

Looking forward, the net interest margin is expected to continue to be under pressure during 2006 given the current nature of the yield curve and competitive forces on both sides of the balance sheet.

Table 2:  Average Balances and Interest Rates

                                                                        Years Ended December 31,
                                                     2005                         2004                         2003
                                          Average           Average    Average            Average   Average            Average
                                          Balance  Interest   Rate     Balance  Interest   Rate     Balance   Interest   Rate
                                                            (dollars in thousands)
ASSETS
Earnings Assets
  Loans (1) (2) (3)                      $298,026   $20,257   6.80%   $276,755   $16,748   6.05%   $263,764   $16,603   6.29%
Investment securities:
  Taxable                                  62,331     2,614   4.19%     58,948     2,462   4.18%     52,940     2,371   4.48%
   Tax exempt (2)                          21,775     1,418   6.51%     22,955     1,504   6.55%     23,578     1,565   6.64%
Other interest earning assets               6,675       176   2.64%      6,253        90   1.44%      5,488        56   1.02%
  Total earning assets                   $388,807   $24,465   6.29%   $364,911   $20,804   5.70%   $345,770   $20,595   5.96%
  Cash and due from banks                  12,115                       11,650                       11,317
  Allowance for loan losses                (2,937)                      (2,820)                      (2,810)
  Other assets                             14,541                       13,475                       13,135
  Total assets                           $412,526                     $387,216                     $367,412
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities
  Interest bearing demand                 $29,547      $333   1.13%    $27,444      $112   0.41%    $28,178      $182   0.65%
  Savings deposits                         66,495       947   1.42%     70,927       454   0.64%     69,895       515   0.74%
  Time deposits                           155,525     4,807   3.09%    144,808     3,555   2.45%    144,364     4,352   3.01%
Short-term borrowings                      26,615       775   2.91%     20,525       309   1.51%     13,177       151   1.15%
Federal Home Loan Bank borrowings          48,260     1,788   3.70%     43,478     1,673   3.85%     38,170     1,664   4.36%
Subordinated debenture                      2,231       131   5.87%          0         0                  0         0
Total interest bearing liabilities       $328,673    $8,781   2.67%   $307,182    $6,103   1.99%   $293,784    $6,864   2.34%
Demand deposits                            43,955                       42,507                       37,778
Other liabilities                           3,461                        3,130                        3,232
Stockholders' equity                       36,437                       34,397                       32,618
  Total liabilities and
   stockholders' equity                  $412,526                     $387,216                     $367,412
Net interest income and rate spread                 $15,684   3.62%              $14,701   3.71%              $13,731   3.62%
Net interest margin                                           4.03%                        4.03%                        3.97%

   (1) Non-accrual loans are included in the daily average loan balances outstanding.
   (2) The yield on tax-exempt loans and investment securities is computed on a tax equivalent basis using a tax rate of 34%.
   (3)  Interest income includes loan fees as follows:  2005-$462,000, 2004 - $454,000, 2003 - $381,000

Table 3: Interest Income and Expense Volume and Rate Analysis
                                           2005 Compared to 2004       2004 Compared to 2003
                                         Increase (Decrease) Due to  Increase (Decrease) Due to
                                          Volume   Rate (1)   Net     Volume   Rate (1)   Net
                                                      (dollars in thousands)
Interest income:
Loans (2)                                 $1,287    $2,222   $3,509     $817    $(672)    $145
Investment securities:
   Taxable                                   141        11      152      269     (176)      93
   Tax exempt (2)                            (77)       (9)     (86)     (41)     (21)     (62)
Other interest income                          6        80       86        8       26       34
Total earning assets                      $1,357    $2,304   $3,661   $1,053    $(843)    $210
Interest expense:
   Interest bearing demand                    $9      $212     $221      $(5)    $(65)    $(70)
   Savings deposits                          (28)      521      493        8      (69)     (61)
   Time deposits                             263       989    1,252       13     (810)    (797)
   Short-term borrowings                      92       375      467       85       73      158
Federal Home Loan Bank borrowings            184       (70)     114      231     (222)       9
  Subordinated debenture                       0       131      131        0        0        0
Total interest-bearing liabilities           520     2,158    2,678      332   (1,093)    (761)
Net interest income                         $837      $146     $983     $721     $250     $971

   (1) The change in interest due to both rate and volume has been allocated to rate.
   (2) The yield on tax-exempt loans and investment securities is computed on a tax equivalent basis using a tax rate of 34%.

Table 4: Yield on Earning Assets

                                 December 31, 2005   December 31, 2004   December 31, 2003
                                  Yield    Change     Yield    Change     Yield    Change
Yield on earning assets (1)       6.29%     0.59%      5.70%    -0.26%     5.96%   -0.80%
Effective rate on all
liabilities as a percentage of
earning assets                    2.26%     0.59%      1.67%    -0.32%     1.99%   -0.34%
Net yield on earning assets       4.03%     0.00%      4.03%     0.06%     3.97%   -0.46%

    (1) The yield on tax-exempt loans and investment securities is computed on a tax equivalent basis using a tax rate of 34%.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the periodic cost of providing an allowance for probable incurred losses. The allowance consists of specific and general components. The specific components relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The current factors, include loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, loan quality of the portfolio and collateral values.

Management believes that the current provision conforms with Mid-Wisconsin's allowance for loan loss policy and is adequate in view of the present condition of Mid-Wisconsin's loan portfolio. However, should a decline in the quality of the loan portfolio or significant charge-offs against the allowance occur higher provisions will need to be made in the future. The provision for loan losses in 2005 was $342,000 compared to $215,000 in 2004 and $456,000 in 2003.
See additional discussion relating to nonperforming loans under section, "Allowance for Loan Losses."

NONINTEREST INCOME

Noninterest income during 2005 increased $291,000 or 9.6% compared to 2004. This increase was attributable to increased service fees, trust service fees, gains from sales of loans and other operating income.

Table 5: Noninterest Income
                                       Years Ended December 31,    % Change from prior year
                                       2005      2004       2003       2005     2004
                                                      (dollars in thousands)
Service fees                           $895      $844       $824       6.0%     2.4%
Trust service fees                      908       753        708      20.6%     6.4%
Investment product commissions          261       408        420     -36.0%    -2.9%
Gains from sale of loans                303       252        392      20.2%   -35.7%
Bank owned life insurance               110       117         89      -6.0%    31.5%
Other operating income                  835       647        548      29.1%    18.1%
Total noninterest income             $3,312    $3,021     $2,981       9.6%     1.3%

Service fees increased 6.0% in 2005 due to updated retail and commercial fee schedules that became effective in the second quarter of 2005. Service fees remained relatively unchanged between 2003 and 2004.

Over the past three years trust service fees have continued to increase due to additional product offerings, new trust relationships and appreciation of the trust portfolio. In addition to these items, management updated the trust fee schedule in 2005.

Investment product commissions consist of annuity sales, brokerage services, mutual fund sales, life insurance commissions and self-directed IRA fees. During 2005, the investment department implemented a new business strategy based on client relationships vs. transactional services. As a result, annuity sales revenue declined in 2005 during this transitional time. In 2006, increased levels of income from both the trust and investment department are expected. Insurance associates have been added to the department to concentrate on the delivery of life, health, long-term care, disability
insurance and annuities.   In 2003, investment product commissions included a
$72,000, one-time commission, on bank owned life insurance ("BOLI") purchased by Mid-Wisconsin. Excluding this BOLI commission, investment product commissions increased $60,000 between 2004 and 2003 due to strong annuity sales. In 2005, gains from the sale of mortgage loans were affected by strong real estate activity for new-home purchases and market expansion. In 2004, gains from sales of loans were affected by a slowdown in refinancing activity due to higher mortgage rates than 2003. In comparison, 2003 was the high point of loan refinancing as a result of the historically low interest rate environment. Secondary market loan production was $18.8 million in 2005, $14.9 million in 2004 and $25.2 million in 2003.

Mid-Wisconsin purchased $3.0 million of BOLI during the first six months of 2003. Income derived from BOLI has been affected by the interest rate environment and increased mortality costs computed by the insurance companies.

In 2005, other operating income included a gain of $86,000 from the redemption of stock of a third party ATM operator/provider held by the Bank. In 2004, other operating income included non-recurring income from a $30,000 settlement for mold clean-up costs at one of the branches and $12,000 in restitution received from a loan customer.

NONINTEREST EXPENSE

Noninterest expense continued to increase between the years growing 11.7% during 2005, 2.5% during 2004, and 4.5% during 2003. Mid-Wisconsin anticipated additional expenses during 2005 to prepare itself for branch expansion, enhanced product offerings and operational efficiencies in future years. Mid-Wisconsin anticipates higher operational expenses in future years as investments are expected to be made in new branch facilities and personnel.
The Minocqua staff will be moving to their new full service banking facility in July 2006.

Table 6:  Noninterest Expense
                                                Years Ended December 31,   % Change from prior year
                                              2005       2004        2003        2005     2004
                                                              (dollars in thousands)
Salaries and employee benefits             $6,614      $5,847      $5,604        13.1%     4.3%
Occupancy                                   1,378       1,231       1,241        11.9%    -0.8%
Data processing and information
systems                                       524         399         413        31.3%    -3.4%
Goodwill and purchased core deposit
amortization                                  231         332         310       -30.4%     7.1%
Net realized loss on sale of securities
available for sale                              4           0           0         NM
Other operating expenses                    2,725       2,463       2,452        10.6%     0.4%
Total noninterest expense                 $11,476     $10,272     $10,020        11.7%     2.5%

Salaries and employee benefits are the largest component of noninterest expense and totaled $6.6 million in 2005, an increase of $767,000 or 13.1%, as compared to 2004. Salary expense was $5.0 million in 2005, an increase of $613,000, or 14.0%, as compared to 2004 as a result of normal salary increases and an increase in staffing during 2005. The number of full-time equivalent employees increased from 133 in 2003, 130 in 2004 to 140 in 2005, an increase of 7.7%.

During 2005, occupancy expense increased $147,000, or 11.9%, from 2004.  A new
Bank branch in Rib Mountain was opened in September 2005.   The majority of the
increase was due to $89,000 in additional premises and equipment depreciation, and increased utility expenses of $28,000. Due to increased energy costs utility expenses are anticipated to increase 20% in 2006.

Data processing and information systems increased $125,000 in 2005. To facilitate product offerings and future branch expansion, technology enhancements were made in a voice over internet phone system, dedicated data lines, new telephone banking software, ATM operating system and fraud detection software.

Goodwill is tested annually for impairment. There was no impairment of goodwill in 2005, 2004 or 2003. The purchased core deposit intangible was amortized using a systematic method over an eight-year period. The core deposit intangible was fully amortized in September 2005.

Security losses for the year ended December 31, 2005 were $4,000. There were no security gains or losses during 2004 or 2003.

Additional other operating expenses were incurred during 2005 to prepare for branch expansion and enhanced product offerings. Recruiter fees increased due to hiring a new holding company CEO. Advertising and marketing concentrated on increasing branch awareness in the new markets Mid-Wisconsin entered in 2005. Supplies expense increased as 2005 was the first full year the Bank produced the majority of customer check orders in-house instead of utilizing a third party vendor.

INCOME TAXES

Income tax expense was $2.3 million in 2005, $2.2 million in 2004 and $1.5 million in 2003. Tax expense continues to increase between the years due to the decrease in tax-exempt interest income and increased state income taxes as a result of the Wisconsin Department of Revenue (WDOR) audit during 2004. In 2005, Mid-Wisconsin incurred additional tax expense in connection with the settlement of a tax return audit by the Internal Revenue Service. Mid-Wisconsin's effective tax rate was 34.1 % in 2005, 32.9% in 2004, and 27.6% in 2003.

BALANCE SHEET ANALYSIS

LOANS

Gross loans outstanding grew to $310.4 million at December 31, 2005, a 9.2% increase from the end of 2004. This was the largest yearly increase in loans since 2002.

Table 7:  Loan Composition
                                        2005               2004               2003               2002               2001
                                           % of               % of               % of               % of               % of
                                  Amount   Total     Amount   Total     Amount   Total     Amount   Total     Amount   Total
                                                                         (dollars in thousands)
Commercial                       $55,763    18.0%   $48,252    17.0%   $47,316    17.6%   $50,204    19.7%   $44,352    19.2%
Commercial
real estate                      107,920    34.8%    94,349    33.2%    87,245    32.4%    75,577    29.7%    70,623    30.5%
Agricultural                      36,243    11.7%    35,723    12.6%    35,740    13.3%    33,578    13.2%    36,819    15.9%
Real estate
construction                      14,080     4.5%     9,667     3.4%     9,306     3.5%     8,489     3.3%     5,375     2.3%
Real estate
residential                       87,920    28.3%    87,703    30.9%    80,526    29.9%    77,167    30.3%    64,375    27.8%
Installment                        8,522     2.7%     8,525     2.9%     9,049     3.3%    10,001     3.8%    10,170     4.3%
Less:
deferred loan
fees                                  78     0.0%        78     0.0%        77     0.0%        78     0.0%        65     0.0%
Total loans                     $310,370   100.0%  $284,141   100.0%  $269,105   100.0%  $254,938   100.0%  $231,649   100.0%

Commercial and commercial real estate grew $21.1 million, or 14.8%, during 2005 and has become the key factor in loan growth during the last three years. Separate from commercial, commercial real estate and real estate construction loans other loan categories have remained relatively unchanged from $132.7 million at December 31, 2005 to $132.0 million at December 31, 2004. Mid-Wisconsin has a diverse customer base with a broad range of business opportunities within its markets that include service, retail, timber, manufacturing and resort properties. Mid-Wisconsin is developing its niche in commercial lending and will focus the majority of its resources in this type of lending during the coming years.

Agricultural loans totaled $36.2 million at the end of 2005, an increase of $520,000 since year-end 2004. Agricultural loans are made principally to farmers engaged in dairy production. In 2006, agricultural lenders will be working to provide permanent financing to the large dairy operations that have expanded into parlor milking systems. Agricultural loans have decreased as a percentage of the loan portfolio due to recent expansion into new market areas that are not agricultural dependent.

Real estate construction loans were $14.1 million at the end of 2005, up $4.4 million since year end 2004, and comprised 4.5% of the loan portfolio, an increase from 3.4% at year end 2004. Loans in this classification provide short-term financing for acquisition or development of commercial real estate, such as multi-family housing or other commercial developments. In a majority of the cases, Mid-Wisconsin retains permanent financing on these projects following completion of construction.

Real estate residential loans remained relatively unchanged between 2005 and 2004. During 2005, Mid-Wisconsin sold $18.8 million of real estate loans through the secondary market compared to $14.9 million in 2004. In 2006, management anticipates the demand for real estate loans to soften as interest rates increase. Loans in this category include conventional home mortgages, second mortgages and home equity lines.

Installment loans remained at $8.5 million between 2004 and 2005. Installment loans include short-term installment loans, automobile loans, recreational vehicle loans, credit card loans and other personal loans. Mid-Wisconsin can not stay competitive with other institutions, such as credit unions and financing companies, offering lower interest rates for these types of loans. Mid-Wisconsin has directed resources toward more profitable loan categories such as commercial and commercial real estate lending.

Table 8:  Loan Maturity Distribution and Interest Rate Sensitivity
                                         Loan Maturity
                            One Year     Over one Year      Over
                            or Less      to Five Years    Five Years
                                    (dollars in thousands)
Commercial                  $26,641         $28,577           $487
Real estate commercial       47,204          59,044          1,672
Agricultural                 19,562          14,744          1,937
Real estate construction     14,080               0              0
Real estate residential      29,371          38,078         20,451
Consumer and individual       2,966           5,307            249
  Total                    $139,824        $145,750        $24,796
Fixed rate                  $87,304         $99,109           $666
Variable rate                52,520          46,641         24,130
  Total                    $139,824        $145,750        $24,796

Mid-Wisconsin's loan portfolio is widely diversified by types of borrowers, industry groups and market areas that it serves. Significant loan concentrations are considered to exist for a financial entity when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic conditions. At December 31, 2005 no concentrations existed in Mid-Wisconsin's loan portfolio in excess of 10% of total loans.

ALLOWANCE FOR LOAN LOSSES

The loan portfolio is the primary asset subject to credit risk. To reflect this credit risk, Mid-Wisconsin sets aside an allowance for possible loan losses through periodic charges to earnings. Credit risk is controlled and monitored through the use of underwriting procedures, comprehensive loan administration and ongoing review of borrowers' outstanding loans and commitments. Asset quality administration, including early identification of problem loans and timely resolution of problems, further enhances management of credit risk and minimization of loan losses.

Table 9:  Loan Loss Experience
                                                               Years Ended December 31,
                                                   2005       2004       2003       2002       2001
                                                                (dollars in thousands)
Allowance for loan losses at
beginning of year                                $2,820     $2,732     $2,702     $2,597     $2,593
Loans charged off:
  Commercial and agricultural                        45        126        374        475        389
  Real estate residential                            90         17         11         10         21
  Installment                                        42         43         94         75         81
  Total loans charged off                           177        186        479        560        491
Recoveries on loans previously charged off:
  Commercial and agricultural                        34         47         25         32         95
  Real estate residential                             2          0         10          0         10
  Installment                                         7         12         18          8         20
  Total loans recovered                              43         59         53         40        125
Net loans charged off                               134        127        426        520        366
Provision for loan losses                           342        215        456        625        370
Allowance for loan losses at
end of year                                      $3,028     $2,820     $2,732     $2,702     $2,597
Ratio of allowance for loan
losses to net charge offs                          22.6       22.2        6.4        5.2        7.1
Ratio of allowance for loan
losses to total loans at end of
period                                             0.97%      0.99%      1.02%      1.06%      1.12%
Ratio of net charge-offs
during period to average
loans outstanding                                  0.04%      0.05%      0.16%      0.21%      0.16%

The allowance for loan losses at December 31, 2005 was $3.0 million compared with $2.8 million at the end of 2004. Loans increased 9.2% in 2005, while the allowance for loan losses as a percent of total loans decreased to 0.97% from 0.99% at December 31, 2004. Based on management's analysis of the loan portfolio during 2005, a provision of $342,000 was recorded for the year ended December 31, 2005, an increase of $127,000 compared to the same period in 2004. Net loan charge-offs of $134,000 occurred in 2005, and the ratio of net charge-offs to average loans for the period ended December 31, 2005 was 0.04% compared to 0.05% at December 31, 2004. Loans charged-off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal, accrued interest and related expenses.

The analysis of the allowance for loan losses consists of two components: (1) specific credit allocation for expected losses on specifically identified credits that require a specific reserve; and (2) general portfolio allocation based on historical loan loss experience for each loan category and adjusted for economic conditions in the markets Mid-Wisconsin operates.

The specific credit allocation of the allowance for loan losses is based on a regular analysis of loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The fair value of the loan is based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent. The general portfolio allocation component is determined statistically using an analysis of each loan type's delinquency, specialty credits and rating codes. The general portfolio allocation is performed quarterly and loss factors are updated regularly based on actual experience.

The allocation of the year-end allowance for loan losses for each of the past five years based on management's estimates of loss exposure by category of loans is shown in Table 10. The amount allocated for commercial and agricultural loans increased in 2005 due to the growth in the loan portfolio during the year and thus the change in the risk profile of the loan portfolio.

Table 10:  Allocation of the Allowance for Loan Losses
                                             As of December 31,
                                 2005     2004     2003     2002     2001
                                           (dollars in thousands)
Commercial and agricultural    $2,287   $1,862   $1,977   $1,771   $1,604
Real estate                       445      500      474      592      487
Installment                       147      160      181      189      195
Impaired Loans                     82       83       67      150      226
Unallocated                        67      215       33        0       85
     Total allowance           $3,028   $2,820   $2,732   $2,702   $2,597

In the opinion of management, the allowance for loan losses was adequate as of December 31, 2005. While management uses available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions and the impact of such changes on borrowers.

NONPERFORMING LOANS

Nonperforming loans remain a leading indicator of future loan loss potential. Nonperforming loans are defined as nonaccrual loans, impaired loans, loans 90 days or more past due but still accruing, and restructured loans. Additionally, whenever management becomes aware of facts that may adversely impact the collection of principal or interest on loans, it is Mid-Wisconsin's practice to place such loans on nonaccrual status immediately rather than waiting until the loans become 90 days past due. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Previously accrued and uncollected interest on such loans is reversed, and income is recorded only to the extent that interest payments are subsequently received and principal is collectible.

A loan is impaired when, based on current information, it is probable that collection of all amounts due in accordance with the original contractual terms of the loan agreement will not be collected. Management has determined that commercial, agricultural, and commercial real estate loans that are in nonaccrual status or have had restructured terms meet this definition. Restructured loans involve the granting of concessions to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate.

Table 11: Nonperforming Loans and Other Real Estate Owned
                                                     December 31,
                                       2005     2004     2003     2002     2001
                                                (dollars in thousands)

Nonaccrual loans                       $255     $758     $136     $417     $221

Impaired loans                          877      432      457    1,667    1,684
Accruing loans past due 90 days or
more                                     19       43       35       62       30
Restructured loans                      365      322      320       14      453
Total nonperforming loans            $1,516   $1,555     $948   $2,160   $2,388
Other real estate owned                 -         72      270      -         90
Total nonperforming assets           $1,516   $1,627   $1,218   $2,160   $2,478
Nonperforming loans to total loans     0.49%    0.55%    0.35%    0.85%    1.03%
Nonperforming assets to total
assets                                 0.35%    0.40%    0.32%    0.59%    0.73%

Nonperforming loans remained relatively unchanged at $1.5 million between December 31, 2005 and 2004. Nonaccrual loans decreased in 2005 as two loan relationships that were classified as nonaccrual at December 31, 2004 were reclassified to impaired loans during the first quarter 2005. In addition another loan was classified as impaired during the fourth quarter 2005. Management anticipates the balance of impaired loans to decrease in 2006 as one impaired commercial loan relationship is in the process of being sold by the debtor, with anticipated full recovery. An impaired agricultural loan is anticipated to be removed from the impaired loan listing in 2006 as the borrower has secured an additional guarantor on the loan and has commenced regular payments. $587,000 of the balance of impaired loans are on nonaccrual status.

The following table shows the gross interest that would have been recorded if all loans had been current throughout the year in accordance with their original terms.

Table 12:  Forgone Loan Interest
                                        Years Ended December 31,
                                        2005      2004      2003
                                         (dollars in thousands)
Interest income in accordance with
original terms                          $85       $80       $142
Interest income recognized              (12)      (13)       (30)
Reduction in interest income             73        67        112

INVESTMENT SECURITIES PORTFOLIO

The investment securities portfolio is intended to provide Mid-Wisconsin with adequate liquidity, flexible asset liability management and a source of stable income. All securities are classified as available for sale and are carried at market value. Adjustments up or down to market value at December 31, 2005 and 2004 are recorded as a separate component of equity, net of tax. Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method. Realized gains or losses on sales are based on the net proceeds and the adjusted carrying value amount of the securities sold using the specific identification method.

Table 13:  Investment Securities Portfolio at Estimated Fair Value
                                         Years Ended December 31,
                                         2005      2004      2003
                                          (dollars in thousands)
U.S. treasury securities and
obligations of U.S. government
corporations and agencies                $438      $648      $454
Mortgage-backed securities             52,277    54,039    50,018
Obligations of states and political
subdivisions                           21,470    23,743    24,859
Corporate debt securities               2,487     2,501     2,506
Equity securities                         151       151       151
           Totals                     $76,823   $81,082   $77,988

Investment securities averaged $84.1 million in 2005 compared to $81.9 million in 2004. In 2005, taxable securities comprised approximately 74.1% of the total average investments compared to 72.0% in 2004. Tax-exempt securities on average for 2005 accounted for 25.9% of the total average investments compared to 28.0% in 2004.

At December 31, 2005 Mid-Wisconsin's securities portfolio did not contain securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of stockholders' equity.

Table 14:  Investment Securities Portfolio Maturity Distribution

                                                  After           After
                                                 One But         Five but
                               Within            Within           Within           After
                              One Year         Five Years        Ten Years        Ten Years          Total
                               Amount   Yield    Amount   Yield   Amount   Yield   Amount   Yield   Amount   Yield
U.S. treasury securities
and obligations of U.S.
government corporations
and agencies                      $0       0       $438   4.00%       $0       0       $0       0     $438  4.00%
Mortgage-backed
securities                     1,735    4.12%    49,359   4.37%    1,184    5.52%       0       0  $52,278  4.39%
Obligations of states and
political subdivisions (1)     2,354    4.00%    13,251   4.39%    5,113    4.07%     751    4.99% $21,469  4.29%
Corporate debt securities          0       0         25   6.50%      100    6.52%   2,362    7.28%  $2,487  7.24%
      Total carrying value    $4,089    4.05%   $63,073   4.37%   $6,397    4.38%  $3,113    6.73% $76,672  4.45%

   (1) The yield on tax-exempt investment securities is computed on a tax equivalent basis using a tax rate of 34%.

DEPOSITS

Deposits are Mid-Wisconsin's largest source of funds. At December 31, 2005, deposits were $312.7 million, up $9.3 million or 3.1% from $303.4 million at December 31, 2004. On average, total deposits were $295.5 million for 2005, an
increase of 3.4% over 2004.   Average brokered deposits were $16.5 million in
2005 and $15.3 million in 2004. Mid-Wisconsin uses brokered deposits to provide additional funding to meet its liquidity needs. The brokered deposits were acquired at funding rates similar to Mid-Wisconsin's own market area.

Table 15: Average Deposits Distribution
                                          2005                2004                2003
                                              % of                % of                % of
                                    Amount    Total     Amount    Total     Amount    Total
                                                      (dollars in thousands)
Non-interest bearing demand        $43,955    14.9%    $42,506    14.9%    $37,778    13.5%
Interest-bearing demand             29,547    10.0%     27,444     9.6%     28,178    10.1%
Savings deposits                    66,495    22.5%     70,927    24.8%     69,895    24.9%
Time deposits                      138,993    47.0%    129,504    45.3%    133,864    47.7%
Brokered certificates of deposit    16,532     5.6%     15,304     5.4%     10,500     3.8%
Total                             $295,522   100.0%   $285,685   100.0%   $280,215   100.0%

Growth in local retail deposits has slowed during the past several years. Mid-Wisconsin's retail deposit growth is continuously influenced by competitive pressure from other financial institutions, as well as other investment opportunities available to customers. Emphasis will be placed on generating additional core deposits in 2006 through competitive pricing, and expanding existing relationships, specifically with loan customers, by cross selling additional deposit products. Mid-Wisconsin may also continue to increase brokered deposits during 2006 as an additional source of funds to provide for loan growth in the event that core deposit growth goals would not be attained.

Table 16:  Maturity Distribution of Certificates of Deposit of $100,000 or More
                                    December 31, 2005
                                 (dollars in thousands)
3 months or less                        $29,177
Over 3 months through 6 months           15,978
Over 6 months through 12 months           8,977
Over 12 months                           15,319
Total                                   $69,451

OTHER FUNDING SOURCES

Other funding sources, including short-term borrowings, Federal Home Loan Bank ("FHLB") borrowings, and subordinated debentures, were $73.9 million at December 31, 2005, an increase of $5.7 million, or 8.4%, from $68.2 million at December 31, 2004. Short-term borrowings consist of federal funds purchased, and corporate funds in the form of repurchase agreements. Average 2005 short-term borrowings were $26.7 million compared to $20.5 million in 2004. The increase of $6.2 million occurred as a result of corporate customers maintaining increased average balances and the addition of seven new corporate repurchase agreements during the year.

FHLB borrowings were $44.0 million at December 31, 2005 compared to $49.0 million at December 31, 2004. Due to the Bank's liquidity position FHLB borrowings that matured during the fourth quarter 2005 were not renewed.

Table 17:  Short Term Borrowings
                                                   December 31,
                                            2005      2004      2003
                                             (dollars in thousands)
Balance end of year                       $19,544   $19,216   $11,294
Average amounts outstanding during year   $26,615   $20,525   $13,177
Maximum month-end amounts outstanding     $39,552   $29,641   $19,495
Average interest rates on amounts
outstanding during year                      2.91%     1.51%     1.14%
Average interest rates on amounts
outstanding at end of year                   3.22%     2.11%     0.90%

In 2005, Mid-Wisconsin Statutory Trust I (the "Trust"), a Delaware Business Trust subsidiary of Mid-Wisconsin, issued $10,000,000 in trust preferred securities. The Trust used the proceeds from the offering along with Mid-Wisconsin's common ownership investment to purchase $10,310,000 of Mid-Wisconsin's subordinated debentures (the "debentures"). The trust preferred securities and the debentures mature on December 15, 2035, and have a fixed rate of 5.98% until December 15, 2010, after which they will have a floating rate of the three-month LIBOR plus 1.43%. For additional details, please make reference to the Consolidated Financial Statements and Note 10 of the accompanying Notes.

OFF-BALANCE SHEET OBLIGATIONS

As of December 31, 2005 and 2004 Mid-Wisconsin has the following commitments, which do not appear on its balance sheet:

Table 18: Commitments
                                         2005      2004
                                     (dollars in thousands)
Commitments to extend credit:
     Fixed rate                        $13,080   $16,302
     Adjustable rate                    26,859    16,458
Standby and irrevocable letters of
credit-fixed rate                        3,696     4,451
Credit card commitments                  6,105     5,208

Further discussion of these commitments is included in Note 18, "Financial Instruments with Off-Balance Sheet Risk" of the Notes to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

Mid-Wisconsin is party to various contractual obligations requiring use of funds as part of its normal operations. The table below outlines principal amounts and timing of these obligations, excluding amounts due for interest, if applicable. Most of these obligations are routinely refinanced into a similar replacement obligation. However, renewal of these obligations is dependent on Mid-Wisconsin's ability to offer competitive interest rates or availability of collateral for pledging mortgage loans or securities as in the case of advances from the FHLB.

Table 19:  Contractual Obligations
                                                  Payments due by period
                                    Total    < 1 year   1-3 years   3-5 years   > 5 years
                                                  (dollars in thousands)
Subordinated debentures            $10,310         $0         $0        $0        $10,310
Federal Home Loan Bank borrowings   44,000     24,000     20,000         0              0
Deferred director fees               1,051        136        225        48            642
Total contractual obligations      $55,361    $24,136    $20,225       $48        $10,952

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity management refers to the ability to ensure that cash is available in a timely manner to meet loan demand and depositor's needs and to service liabilities as they become due, without undue cost or risk. Mid-Wisconsin and the Bank have different liquidity considerations.

Mid-Wisconsin's primary sources of funds are dividends from the Bank, and net proceeds from borrowings and the offerings of subordinated debentures. Mid-Wisconsin manages its liquidity position to provide the funds necessary to pay dividends to its shareholders and to service debt. Dividends received from the Bank totaled $1.85 million in 2005.

The Bank meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity is derived from the maturity of the investment portfolio, maturing loans, loan payments, deposit growth, other funding sources and strong capital position.

Maturing investments have been a source of liquidity at the Bank. Proceeds from maturities totaling $22.2 million were received in 2005. $20.0 million in investments were purchased in 2005. This resulted in net cash of $2.2 million provided by investments for 2005.

The scheduled maturity of loans can provide a source of additional liquidity. The Bank has $139.8 million of loans maturing within one year, or 45.1% of total loans. Factors affecting liquidity relative to loans are loan renewals, loan origination volumes, loan prepayment rates, and maturity of existing loan portfolio. The Bank's liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand as a need for liquidity may cause Mid-Wisconsin to acquire other sources of funding which could be more costly than deposits.

Deposit growth is another source of liquidity for the Bank. Deposits provided $9.3 million of cash inflow during 2005. Mid-Wisconsin's overall average deposit base grew $9.8 million, or 3.4%, during 2005. Affecting liquidity are core deposit growth levels, certificates of deposit maturity structure and retention and diversification of wholesale funding sources. Deposit outflow would require the Bank to develop alternative funding sources which may not be as liquid and potentially more costly.

Mid-Wisconsin utilizes other funding sources in the form of corporate repurchase agreements, federal funds purchased, and FHLB advances. Repurchase agreements with corporate customers remained relatively unchanged at $19.5 million at year-end 2005 and $19.2 million at year-end 2004. Federal funds are purchased as needed from correspondent banks. FHLB advances totaled $44.0 million and $49.0 million at the end of year 2005 and 2004, respectively.

The Bank's liquidity resources were sufficient in 2005 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

Management expects that deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although repurchase agreements with corporate customers and borrowings from the FHLB provided funds in 2005, management expects deposit growth, including brokered deposits, to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, federal funds sold and portfolio investments, loan maturities and access to other funding sources.

In assessing liquidity, historical information such as seasonality, local economic cycles and the economy in general are considered along with the current ratios, and management goals. Management believes that, in the current economic environment, the Bank's liquidity position is adequate. To management's knowledge, there are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Bank's liquidity.

The composition of Mid-Wisconsin's balance sheet consists of investments in loans and securities which are primarily funded by deposits and borrowings. Each financial instrument has varying levels of sensitivity to changes in market rates of interest. The operating income and net income depends on the difference between the income received from loans, securities and other interest earning assets and the interest expense paid to obtain deposits and other liabilities.

Table 20, Interest Rate Sensitivity Gap Analysis, represents a schedule of assets and liabilities maturing over various time intervals. The table reflects a positive gap position, more assets than liabilities maturing, for the individual categories in all time frames except the 0 - 90 days and beyond five years. The cumulative gap ratio through the one-year interval is negative, more liabilities maturing than assets. Mid-Wisconsin evaluates the cumulative gap position at the one-year and two-year time frames. At those time intervals the cumulative maturity gap was between the guideline of 60% to 120%.

Table 20: Interest Rate Sensitivity Gap Analysis
                                                                        December 31, 2005
                                               0-90       91-180      181-365       1-5       Beyond
                                               Days        Days        Days        Years      5 Years       Total
                                                                      (dollars in thousands)
Earning Assets:
     Loans                                   $41,587     $39,137     $68,097     $142,877     $18,672     $310,370
     Securities                                  877       3,123       1,447       63,325       7,900      $76,672
     Other earning assets                      9,153           0           0            0           0        9,153
Total                                        $51,617     $42,260     $69,544     $206,202     $26,572     $396,195
Cumulative rate sensitive assets             $51,617     $93,877    $163,421     $369,623    $396,195
Interest-bearing liabilities:
     Interest-bearing deposits (1)           $57,946     $37,963     $32,443      $50,960     $86,969     $266,281
     Borrowings                               26,544       2,500      14,500       20,000           0       63,544
     Subordinated debentures                       0           0           0            0      10,310       10,310
Total                                        $84,490     $40,463     $46,943      $70,960     $97,279     $340,135
Cumulative interest sensitive liabilities    $84,490    $124,953    $171,896     $242,856    $340,135
Interest sensitivity gap                    $(32,873)     $1,797     $22,601     $135,242    $(70,707)
Cumulative interest sensitivity gap         $(32,873)  $(31,076)     $(8,475)    $126,767     $56,060
Cumulative ratio of rate sensitive assets
to rate sensitive liabilities                   61.1%      75.1%        95.1%       152.2%      116.5%

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

In order to limit exposure to interest rate risk, Mid-Wisconsin has developed strategies to manage its liquidity, shorten the maturities of certain interest-earning assets, and increase the effective maturities of certain interest-bearing liabilities. The origination of floating rate loans such as commercial and other prime based loans is emphasized. The vast majority of fixed rate loans mature in less than five years. The mix of floating and fixed rate assets is designed to mitigate the impact of rate changes on Mid-Wisconsin's net interest margin. Virtually all residential real estate loans fixed over three years are sold to the secondary market.

Management continually reviews its interest rate risk position through the Asset Liability Committee process.

CAPITAL

Stockholders' equity at December 31, 2005 increased $1.3 million or 3.6% to $37.4 million, compared with $36.1 million at year-end 2004. The increase in stockholders' equity in 2005 was primarily composed of the retention of earnings with an offsetting decrease from the payment of dividends. Cash dividends paid were $1.28 per share in 2005 and 2004. Stockholders' equity at year-end 2005 included $598,000 of accumulated other comprehensive loss, related to unrealized losses on securities available for sale, net of the tax effect. At December 31, 2004, stockholders' equity included $343,000 of comprehensive income related to unrealized gains on securities.

In October 2005, Mid-Wisconsin formed Mid-Wisconsin Statutory Trust I (the "Trust") as a statutory business trust organized for the sole purpose of issuing $10.0 million of trust preferred securities and investing the proceeds of $10.3 million into subordinated debentures of Mid-Wisconsin, the sole asset of the Trust. The trust preferred securities enhanced regulatory capital added liquidity, and will support future growth of Mid-Wisconsin. The common securities of the Trust are wholly-owned by Mid-Wisconsin. As of December 31, 2005, all $10.0 million of the Trust Preferred Securities qualify at Tier 1 Capital.

In December 2005, Mid-Wisconsin announced an offer to purchase up to 125,000 shares of its common stock in a tender offer at a price of $36.00 per share. Mid-Wisconsin made this offer to utilize excess capital, and support the market value of the stock. The offer expired on January 31, 2006. Mid-Wisconsin accepted 81,342 shares of its common stock for repurchase. The shares repurchased represented approximately 4.77% of the shares outstanding immediately prior to the tender offer. Following the purchase of the accepted shares, 1,622,676 shares of common stock were outstanding.

The adequacy of Mid-Wisconsin's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of December 31, 2005, 2004, and 2003, Mid-Wisconsin's Tier 1 risk-based capital ratios, total risk-based capital ratios and Tier 1 leverage ratios were well in excess of regulatory requirements. Management feels the capital structure of Mid-Wisconsin is adequate.

Table 21:  Capital Ratios

                                              At December 31,
                                       2005        2004        2003
                                   (In thousands, except per share data)
Total Stockholders' Equity           $37,373     $36,084     $33,764
Tier 1 Capital                        47,676      35,215      32,000
Total Regulatory Capital              50,704      38,035      34,732
Tier 1 to average assets                11.6%        9.1%        8.7%
Tier 1 risk-based capital ratio         14.8%       12.1%       11.8%
Total risk-based capital ratio          15.7%       13.1%       12.8%

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2005, 2004 and 2003:

Table 22:  Selected Quarterly Financial Data
                                                           2005 Quarter Ended
                                               December   September     June       March
Interest income                                 $6,588      $6,255     $5,705     $5,402
Interest expense                                 2,648       2,334      2,000      1,799
Provision for loan losses                           90         115         75         62
Income before provision for income taxes         1,638       1,807      1,652      1,566
Net income                                       1,062       1,144      1,115      1,067
Basic and diluted earnings per share             $0.62       $0.67      $0.65      $0.63

                                                           2004 Quarter Ended
                                               December   September     June       March
Interest income                                 $5,317      $5,115     $4,912     $4,894
Interest expense                                 1,644       1,551      1,428      1,480
Provision for loan losses                           30          75         70         40
Income before provision for income taxes         1,711       1,728      1,688      1,542
Net income                                       1,060       1,148      1,172      1,096
Basic earnings per share                         $0.62       $0.68      $0.70      $0.65
Diluted earnings per share                       $0.62       $0.68      $0.69      $0.65

                                                           2003 Quarter Ended
                                               December   September     June       March
Interest income                                 $4,917      $4,930     $5,023     $5,092
Interest expense                                 1,605       1,705      1,756      1,798
Provision for loan losses                           61          80        158        158
Income before provision for income taxes         1,363       1,539      1,376      1,324
Net income                                         991       1,101      1,000        966
Basic and diluted earnings per share             $0.60       $0.65      $0.59      $0.57

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is set forth in Item 6, "Selected Financial Data" and under subcaptions "Results of Operations", "Market Risk", "Net Interest Income", "Allowance for Loan Losses", "Investment Securities Portfolio", "Deposits", and "Liquidity and Interest Rate Sensitivity" under
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Mid-Wisconsin's Consolidated Financial Statements and notes to related statements thereto are set forth on the following pages.

Independent Auditor's Report


Board of Directors
Mid-Wisconsin Financial Services, Inc.
Medford, Wisconsin


We have audited the accompanying consolidated balance sheets of Mid-Wisconsin Financial Services, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Wisconsin Financial Services, Inc. and Subsidiary at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.


WIPFLI LLP
Wipfli LLP


January 13, 2006
Wausau, Wisconsin

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Consolidated Balance Sheets
December 31, 2005 and 2004
                                                                     2005           2004
Assets
Cash and due from banks                                         $14,241,926     $12,566,937
Interest-bearing deposits in other financial institutions           19,596          17,482
Federal funds sold                                                9,133,605      19,567,120
Securities available for sale - at fair value                    76,822,771      81,081,597
Loans held for sale                                                 318,900         546,225
Loans, net of allowance of $3,028,048 in 2005 and
$2,820,034 in 2004                                              307,342,034     281,321,188
Accrued interest receivable                                       1,928,159       1,553,887
Premises and equipment, net                                       9,026,908       6,185,311
Intangible assets                                                         0         231,474
Goodwill                                                            295,316         295,316
Other investments                                                 2,971,574       2,535,200
Other assets                                                      5,288,629       4,914,768
TOTAL ASSETS                                                   $427,389,418    $410,816,505

Liabilities and Stockholders' Equity
Non-interest-bearing deposits                                   $46,372,791     $50,813,737
Interest-bearing deposits                                       266,280,540     252,573,293
  Total deposits                                                312,653,331     303,387,030
Short-term borrowings                                            19,543,617      19,216,097
Federal Home Loan Bank borrowings                                44,000,000      49,000,000
Subordinated debentures                                          10,310,000               0
Accrued interest payable                                          1,720,055       1,147,527
Accrued expenses and other liabilities                            1,789,674       1,982,042
    Total liabilities                                           390,016,677     374,732,696
Stockholders' equity:
  Common stock - Par value $.10 per share:
    Authorized - 6,000,000 shares
    Issued and outstanding - 1,704,018 shares in 2005 and
    1,703,577 shares in 2004                                        170,402         170,358
  Additional paid-in capital                                     11,564,740      11,541,644
  Retained earnings                                              26,235,828      24,028,311
  Accumulated other comprehensive income (loss)                    (598,229)        343,496
    Total stockholders' equity                                   37,372,741      36,083,809
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $427,389,418    $410,816,505

See accompanying notes to consolidated financial statements.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Consolidated Statements of Income
Years Ended December 31, 2005, 2004, and 2003
                                                             2005          2004          2003
Interest and dividend income:
Loans, including fees                                   $20,224,459   $16,692,806   $16,501,158
Securities:
Taxable                                                   2,322,559     2,462,332     2,371,461
Tax-exempt                                                  936,021       992,309     1,033,170
Other                                                       466,595        90,177        55,922
Total interest and dividend income                       23,949,634    20,237,624    19,961,711
Interest expense:
Deposits                                                  6,086,393     4,121,170     5,049,375
Short-term borrowings                                       808,899       309,118       150,790
Federal Home Loan Bank borrowings                         1,753,999     1,673,152     1,663,778
Subordinated debentures                                     131,386             0             0
Total interest expense                                    8,780,677     6,103,440     6,863,943
Net interest income                                      15,168,957    14,134,184    13,097,768
Provision for loan losses                                   341,600       215,000       456,667
Net interest income after provision for loan losses      14,827,357    13,919,184    12,641,101
Noninterest income:
Service fees                                                894,658       843,513       823,942
Trust service fees                                          908,477       752,671       707,633
Investment product commissions                              261,257       408,307       420,406
Other operating income                                    1,247,497     1,016,459     1,029,388
Total noninterest income                                  3,311,889     3,020,950     2,981,369
Noninterest expenses:
Salaries and employee benefits                            6,613,645     5,846,868     5,603,896
Occupancy                                                 1,377,544     1,231,338     1,241,398
Data processing and information systems                     523,628       398,625       413,002
Purchased core deposit amortization                         231,474       332,069       310,344
Loss on sale of securities available for sale                 4,475             0             0
Other operating expenses                                  2,725,748     2,462,715     2,451,659
Total noninterest expenses                               11,476,514    10,271,615    10,020,299
Income before provision for income taxes                  6,662,732     6,668,519     5,602,171
Provision for income taxes                                2,274,636     2,192,956     1,544,236
Net income                                               $4,388,096    $4,475,563    $4,057,935
Basic earnings per share                                      $2.57         $2.65         $2.41
Diluted earnings per share                                    $2.57         $2.64         $2.41
Cash dividends declared per share                             $1.28         $1.28         $1.28

See accompanying notes to consolidated financial statements.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2005, 2004, and 2003
                                                                                               Accumulated
                                                                    Additional                    Other
                                                 Common Stock         Paid-In      Retained   Comprehensive
                                              Shares     Amount       Capital      Earnings   Income (Loss)    Totals
Balance, January 1, 2003                    1,684,475   $168,448   $10,941,600   $19,812,670   $1,263,089   $32,185,807

Comprehensive income:
Net income                                                                         4,057,935                  4,057,935
Other comprehensive loss                                                                         (357,599)     (357,599)
Total comprehensive income                                                                                    3,700,336

Proceeds from stock benefit plans               1,075        107        28,560                                   28,667
Stock-based compensation                                                 5,760                                    5,760
Cash dividends paid,
  $1.28 per share                                                                 (2,156,380)                (2,156,380)

Balance, December 31, 2003                  1,685,550    168,555    10,975,920    21,714,225      905,490    33,764,190

Comprehensive income:
Net income                                                                         4,475,563                  4,475,563
Other comprehensive loss                                                                         (561,994)     (561,994)
Total comprehensive income                                                                                    3,913,569

Issuance of common stock                       17,500      1,750       542,150                                  543,900
Proceeds from stock benefit plans                 527         53        16,416                                   16,469
Stock-based compensation                                                 7,158                                    7,158
Cash dividends paid,
  $1.28 per share                                                                 (2,161,477)                (2,161,477)

Balance, December 31, 2004                  1,703,577    170,358    11,541,644    24,028,311     343,496     36,083,809

Comprehensive income:
Net income                                                                         4,388,096                  4,388,096
Other comprehensive loss                                                                        (941,725)      (941,725)
Total comprehensive income                                                                                    3,446,371

Proceeds from stock benefit plans                 441         44         15,038                                  15,082
Stock-based compensation                                                  8,058                                   8,058
Cash dividends paid,
  $1.28 per share                                                                 (2,180,579)                (2,180,579)

Balance, December 31, 2005                  1,704,018   $170,402    $11,564,740  $26,235,828   $(598,229)   $37,372,741

See accompanying notes to consolidated financial statements.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004, and 2003
                                                                  2005         2004        2003
Increase (decrease) in cash and due from banks:
Cash flows from operating activities:
Net income                                                    $4,388,096   $4,475,563   $4,057,935
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for depreciation and net amortization                  935,527      955,972    1,062,130
Provision for loan losses                                        341,600      215,000      456,667
Provision (benefit) for deferred income taxes                   (157,536)      73,506       12,826
Loss on sale of investment securities                              4,475            0            0
(Gain) loss on premises and equipment disposals                   25,094        1,613         (542)
Loss on sale of foreclosed real estate                                 0        8,639       80,896
Federal Home Loan Bank stock dividends                          (126,374)    (135,500)    (154,100)
Stock-based compensation                                           8,058        7,158        5,760
Changes in operating assets and liabilities:
Loans held for sale                                              227,325     (215,450)     460,645
Other assets                                                    (152,752)    (452,196)     185,794
Other liabilities                                                380,160      612,782     (805,459)
Net cash provided by operating activities                      5,873,673    5,547,087    5,362,552
Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits
in other financial institutions                                  (2,114)      596,646     (594,720)
Net (increase) decrease in federal funds sold                10,433,515   (17,938,761)  10,197,422
Securities available for sale:
Proceeds from sales                                             660,175             0            0
Proceeds from maturities                                     22,174,404    21,655,284   43,798,257
Payment for purchases                                       (20,029,773)  (25,618,232) (46,133,173)
Payment for purchase of other investments                      (310,000)     (245,600)           0
Net increase in loans                                       (26,377,955)  (15,085,223) (15,696,749)
Capital expenditures                                         (3,573,160)   (1,209,663)    (760,756)
Proceeds from sale of premises and equipment                        718         1,700        1,400
Proceeds from sale of other real estate                          87,182       111,136      751,134
Purchase of bank-owned life insurance                                 0             0   (3,000,000)
Net cash used in investing activities                       (16,937,008)  (37,732,713) (11,437,185)

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2005, 2004, and 2003
                                                              2005          2004         2003
Cash flows from financing activities:
Net increase in deposits                                  $9,266,301   $15,737,722   $13,157,355
Net increase (decrease) in short-term borrowings           7,327,520     7,921,835    (6,745,255)
Proceeds from issuance of long-term borrowings                     0    20,000,000     9,000,000
Principal payments on long-term borrowings               (12,000,000)  (11,000,000)   (9,000,000)
Proceeds from issuance of subordinated
  debentures                                              10,310,000             0             0
Issuance of common stock                                           0       543,900             0
Proceeds from stock benefit plans                             15,082        16,469        28,667
Cash dividends paid                                       (2,180,579)   (2,161,477)   (2,156,380)
Net cash provided by financing activities                 12,738,324    31,058,449     4,284,387
Net increase (decrease) in cash and due from banks         1,674,989    (1,127,177)   (1,790,246)
Cash and due from banks at beginning                      12,566,937    13,694,114    15,484,360
Cash and due from banks at end                           $14,241,926   $12,566,937   $13,694,114
Supplemental cash flow information:
Cash paid during the year for:
Interest                                                  $8,208,149    $6,162,091    $6,951,992
Income taxes                                               2,596,210     1,976,000     1,608,066
Noncash investing and financing activities:
Loans transferred to other real estate                        56,216        71,672     1,549,722
Loans charged off                                            176,845       185,819       478,948
Loans made in connection with the sale of
other real estate                                             40,707       150,000       447,917

See accompanying notes to consolidated financial statements.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 1  Summary of Significant Accounting Policies

        Principal Business Activity

        Mid-Wisconsin Financial Services, Inc. (the "Company") operates as a full-service financial institution with a primary market area including, but not limited to, Clark, Marathon, Oneida, Price, and Taylor Counties, Wisconsin. It provides a variety of traditional banking products in addition to trust services, uninsured investment product sales, insurance services, and residential appraisals and title insurance services.

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

        Estimates

        The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

        Cash Equivalents

        For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks." Cash and due from banks include cash on hand and non-interest-bearing deposits at correspondent banks.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 1  Summary of Significant Accounting Policies (Continued)

        Securities

        Securities are classified as available for sale and are carried at fair value, with unrealized gains and losses reported in comprehensive income. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the terms of the securities. Declines in fair value of securities that are deemed to be other than temporary, if applicable, are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are determined using the specific-identification method.

        Loans Held for Sale

        Loans held for sale consist of the current origination of certain fixed rate mortgage loans and are recorded at the lower of aggregate cost or fair value. A gain or loss is recognized at the time of the sale reflecting the present value of the difference between the contractual interest rate of the loans sold and the yield to the investor. All loans held for sale at December 31, 2005 and 2004, have a forward sale commitment from an investor. Mortgage servicing rights are not retained.

        Loans

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest on loans is accrued and credited to income based on the unpaid principal balance. Loan-origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

        Premises, Equipment, and Depreciation

        Premises and equipment are stated at cost, net of accumulated depreciation. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of premises and equipment are reflected in income. Depreciation is computed on a straight-line method and is based on the estimated useful lives of the assets.

        Foreclosed Real Estate

        Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell. Revenue and expenses related to foreclosed real estate and changes in the valuation allowance are included in loss on foreclosed real estate.

        Goodwill and Purchased Intangibles

        The excess of cost over the net assets acquired (goodwill) is tested for impairment annually. The Company tested for impairment during the third quarter and determined there was no impairment of goodwill during 2005. No impairment expense was recognized in 2005, 2004, or 2003.

        The purchased core deposit intangible was amortized using a systematic method over an eight-year period. The Company periodically evaluated the carrying value of the intangible asset for impairment. Adjustments were recorded when the value of the asset decreased or was determined to be impaired. The purchased core deposit intangible was fully amortized in 2005.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 1  Summary of Significant Accounting Policies (Continued)

        Federal Home Loan Bank (FHLB) Stock

        As a member of the Federal Home Loan Bank system, the Company is required to hold stock in the FHLB based on the anticipated amount of FHLB borrowings to be advanced. This stock is recorded at cost, which approximates fair value. Transfer of the stock is substantially restricted. The stock is pledged as collateral for outstanding FHLB advances. The stock is evaluated for impairment on an annual basis. FHLB stock is included in the balance sheet caption "other investments."

        Income Taxes

        Deferred income taxes have been provided under the liability method. Deferred tax assets and liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. Provision (credit) for deferred taxes is the result of changes in the deferred tax asset and liability.

        Off-Balance-Sheet Financial Instruments

        In the ordinary course of business, the Company has entered into off-balance- sheet financial instruments consisting of commitments to extend credit, commitments under commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

        Rate Lock Commitments

        The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed rate commitments also considers the difference between current levels of interest rates and the committed rates. The Company's rate lock commitments were $3,063,600 at December 31, 2005.

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

        Earnings per Share

        Basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share include the potential common stock shares issuable under the stock options granted. The weighted average number of shares outstanding were 1,703,578 in 2005, 1,689,035 in 2004, and 1,684,596 in 2003. The diluted, weighted average number of shares outstanding were 1,705,882 in 2005, 1,690,012 in 2004, and 1,684,984 in 2003.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 1  Summary of Significant Accounting Policies (Continued)

        Stock-Based Compensation

        Effective January 1, 2003, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards
        (SFAS) No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company's plans vest six months after the grant date. The cost related to stock-based employee compensation included in the determination of net income is recognized over the vesting period using a straight-line method. On January 1, 2006, the Company adopted SFAS No. 123R. Since the Company adopted SFAS No. 123 in January 2003, adoption of the revised standard will have an immaterial effect on the consolidated financial statements.

        The fair value of stock options granted in 2005, 2004, and 2003 was estimated at the date of grant using the Black-Scholes methodology. The following assumptions were made in estimating the fair value for options granted for the years ended December 31:

                                                    2005      2004      2003
        Dividend yield                              4.18%     4.50%     4.70%
        Risk-free interest rate                     4.26%     4.21%     4.03%
        Weighted average expected life (years)        10        10        10
        Expected volatility                         8.88%     9.24%     9.55%

        The weighted average fair value of options at their grant date, using the assumptions shown above, was computed at $2.54 per share for options granted in 2005, $1.92 per share for options granted in 2004, and $1.63 per share for options granted in 2003.

Note 2  Cash and Due From Banks

        Cash and due from banks in the amount of $2,781,000 was restricted at December 31, 2005, to meet the reserve requirements of the Federal Reserve System.

        In the normal course of business, the Bank maintains cash and due from bank balances with correspondent banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Total uninsured balances at December 31, 2005, were approximately $3,564,000.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 3  Securities

        The amortized cost, fair value, and gross unrealized gains and losses for the Company's securities available for sale follow:

                                                       Gross       Gross
                                          Amortized Unrealized  Unrealized     Fair
                                              Cost     Gains       Losses       Value
        December 31, 2005
        U.S. Treasury securities and
        obligations of U.S. government
        corporations and agencies           $449,846        $0     $11,330     $438,516
        Mortgage-backed securities        53,467,301    11,538   1,202,031   52,276,808
        Obligations of states and
        political subdivisions            21,203,046   310,227      43,701   21,469,572
        Corporate debt securities          2,475,000    12,250           0    2,487,250
        Total debt securities             77,595,193   334,015   1,257,062   76,672,146
        Equity securities                    150,625         0           0      150,625
        Totals                           $77,745,818  $334,015  $1,257,062  $76,822,771

        December 31, 2004
        U.S. Treasury securities and
        obligations of U.S. government
        corporations and agencies           $649,771      $688      $2,233     $648,226
        Mortgage-backed securities        54,320,992   159,118     441,636   54,038,474
        Obligations of states and
        political subdivisions            22,957,014   796,318      10,310   23,743,022
        Corporate debt securities          2,475,000    26,250           0    2,501,250
        Total debt securities             80,402,777   982,374     454,179   80,930,972
        Equity securities                    150,625         0           0      150,625
        Totals                           $80,553,402  $982,374    $454,179  $81,081,597

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 3  Securities (Continued)

        The amortized cost and fair value of debt securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Amortized        Fair
           Debt Securities Available for Sale            Cost         Value
        Due in one year or less                      $2,346,571     $2,353,998
        Due after one year through five years        13,504,439     13,714,377
        Due after five years through ten years        5,173,768      5,213,476
        Due after ten years through fifteen years       753,114        751,238
        Due after fifteen years                       2,350,000      2,362,249
        Mortgage-backed securities                   53,467,301     52,276,808
        Total debt securities available for sale    $77,595,193    $76,672,146

        Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in estimated fair value.

        There were proceeds of $660,175 from the sale of a security during 2005, with $4,475 of gross realized losses. There were no sales of securities during 2004 and 2003.

        Securities with a carrying value of $42,319,735 and $48,845,064 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 3  Securities (Continued)

        The following tables show investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31:

                                               Less Than 12 Months      12 Months or More             Total
                                               Fair     Unrealized     Fair     Unrealized      Fair       Unrealized
        Description of Securities              Value      Losses       Value      Losses        Value        Losses
        2005
        U.S. Treasury obligations and
        direct obligations of U.S.
        government agencies                   $195,938     $4,063      $242,578     $7,267      $438,516      $11,330
        Mortgage-backed securities          26,486,637    395,767    24,734,796    806,264    51,221,433    1,202,031
        Obligations of states and
        political subdivisions               3,155,260     17,253     1,253,552     26,448     4,408,812       43,701
        Total temporarily impaired
        securities                         $29,837,835   $417,083   $26,230,926   $839,979   $56,068,761   $1,257,062

        2004
        U.S. Treasury obligations and
        direct obligations of U.S.
        government agencies                   $199,929        $28      $247,609     $2,205      $447,538      $2,233
        Mortgage-backed securities          25,925,274    240,599     9,196,872    201,037    35,122,146     441,636
        Obligations of states and
        political subdivisions               1,472,074      7,926       317,616      2,384     1,789,690      10,310
        Total temporarily impaired
        securities                         $27,597,277   $248,553    $9,762,097   $205,626   $37,359,374    $454,179

        At December 31, 2005, 106 debt securities have unrealized losses with aggregate depreciation of 2.19% from the Company's amortized cost.
        These unrealized losses relate principally to the increase in interest rates and are not due to changes in the financial condition of the issuer. In analyzing an issuer's financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, and industry analysts' reports. Since management has the ability to hold debt securities until maturity (or the foreseeable future for securities available for sale), no declines are deemed to be other than temporary.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 4  Loans

        The composition of loans at December 31 follows:

                                        2005           2004
        Commercial                  $55,763,335    $48,252,170
        Agricultural                 36,242,532     35,722,501
        Real estate:
        Construction                 14,080,452      9,667,490
        Commercial                  107,919,681     94,348,965
        Residential                  87,919,837     87,702,766
        Installment                   8,521,927      8,525,168
        Subtotals                   310,447,764    284,219,060
        Net deferred loan fees          (77,682)       (77,838)
        Allowance for loan losses    (3,028,048)    (2,820,034)
        Loans, net                 $307,342,034   $281,321,188

        The aggregate amount of nonaccrual loans was approximately $842,000 and $1,190,000 at December 31, 2005 and 2004, respectively. Nonaccrual loans are those that are contractually past due 90 days or more as to interest or principal payments. If nonaccrual loans had been current, approximately $98,000, $62,000, and $54,000 of interest income would have been recognized for the years ended December 31, 2005, 2004, and 2003, respectively.

        An analysis of impaired loans at December 31 follows:

                                                         2005       2004
        Impaired loans with a valuation allowance      $515,961   $431,710
        Impaired loans without a valuation allowance    361,061          0
        Total impaired loans                            877,022    431,710
        Less - Allowance for loan losses                 81,500     82,500
        Net investment in impaired loans               $795,522   $349,210

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 4  Loans (Continued)

        An analysis of impaired loans for the years ended December 31 follows:

                                                         2005       2004         2003
        Average recorded investment                   $923,279   $639,533   $1,352,165
        Interest income recognized                     $33,465     $3,237      $18,298
        Interest income recognized using cash basis    $35,002    $11,638      $17,770

        An analysis of the allowance for loan losses for the years ended December 31 follows:

                                                    2005         2004         2003
        Balance, January 1                      $2,820,034   $2,732,447   $2,701,709
        Provision charged to operating expense     341,600      215,000      456,667
        Recoveries on loans                         43,259       58,406       53,019
        Loans charged off                         (176,845)    (185,819)    (478,948)
        Balance, December 31                    $3,028,048   $2,820,034   $2,732,447

        The Bank, in the ordinary course of business, grants loans to the Company's executive officers and directors, including affiliated companies in which they are principal owners. The Bank has a policy of making loans (limited to $100,000 per individual) available to employees and executive officers at interest rates slightly below those prevailing for comparable transactions with other customers. In the opinion of management, such loans do not involve more than the normal risk of collectibility or present other unfavorable features.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 4  Loans (Continued)

        Activity in related-party loans for the years ended December 31 is summarized below:

                                             2005         2004
        Loans outstanding, January 1     $1,166,934   $1,328,535
        Changes in related parties                0       40,396
        New loans                           797,288      679,664
        Repayments                       (1,026,467)    (881,661)
        Loans outstanding, December 31     $937,755   $1,166,934

        The Company grants residential, commercial, agricultural, and consumer loans predominantly in central and northern Wisconsin. There were no significant concentrations of credit to any one debtor or industry group.

Note 5  Premises and Equipment

        Premises and equipment consist of the following at December 31:

                                               2005           2004
        Land and improvements              $1,975,440     $1,729,174
        Buildings                           8,288,812      5,997,655
        Furniture and equipment             6,010,939      5,511,223
        Total cost                         16,275,191     13,238,052
        Less - Accumulated depreciation     7,248,283      7,052,741
        Premises and equipment, net        $9,026,908     $6,185,311

        Depreciation and amortization charged to operating expense totaled $705,672 in 2005, $617,352 in 2004, and $651,006 in 2003.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 6  Intangible Assets

        The carrying values of intangible assets are summarized as follows:

                                                 2005         2004
        Purchased core deposit intangible    $2,218,437   $2,218,437
        Less - Accumulated amortization       2,218,437    1,986,963
        Totals                                       $0     $231,474

        Amortization expense for intangible assets was $231,474 in 2005, $332,069 in 2004, and $310,344 in 2003.

Note 7  Interest-Bearing Deposits

        Aggregate annual maturities of certificate and IRA accounts at December 31, 2005, are as follows:

        2006         $119,237,983
        2007           21,528,098
        2008            9,658,578
        2009           11,588,604
        Thereafter        697,364
        Total        $162,710,627

        Deposits from the Company's directors, executive officers, and affiliated companies in which they are principal owners totaled $4,421,818 and $4,038,949 at December 31, 2005 and 2004, respectively.

        Interest-bearing deposits include $69,451,194 and $60,433,115 of certificates of deposit in denominations of $100,000 or greater at December 31, 2005 and 2004, respectively.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 8  Short-Term Borrowings

        Short-term borrowings at December 31 consist of the following:

                                                           2005          2004
        Securities sold under repurchase agreements   $19,543,617   $19,216,097

        The Company pledges U.S. agency securities available for sale as collateral for repurchase agreements. The fair value of pledged securities, including accrued interest receivable, totaled $25,332,790 and $30,329,292 at December 31, 2005 and 2004, respectively.

        The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended December 31:

                                                   2005          2004          2003
        Weighted average rate at December 31         3.22%         2.11%         0.90%
        For the year:
        Highest month-end balance             $39,551,599   $29,641,428   $19,495,101
        Daily average balance                  26,614,724    20,525,726    13,177,181
        Weighted average rate                        2.91%         1.51%         1.14%

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 9  Federal Home Loan Bank Borrowings

        Federal Home Loan Bank borrowings at December 31 consist of the following:

                                                                    2005        2004
        2.39% to 4.14% fixed rate, interest payable monthly
        with principal due during 2005                                   $0  $12,000,000

        2.02% to 4.44% fixed rate, interest payable monthly
        with principal due during 2006                           17,000,000   17,000,000

        3.58% to 3.87% fixed rate, interest payable monthly
        with principal due during 2007                            7,500,000    7,500,000

        3.67% to 5.51% fixed rate, interest payable monthly
        with principal due during 2008                            5,000,000    5,000,000

        3.87% to 4.61% fixed rate, interest payable monthly
        with principal due during 2009                            7,500,000    7,500,000

        Line of credit, interest rate repriced daily, interest
        payable monthly with no maturity date                     7,000,000            0

        Totals                                                  $44,000,000  $49,000,000

        The FHLB advances are secured by FHLB stock, a comprehensive listing of one-to-four-family real estate loans, multi-family mortgage loans, municipal bonds, and mortgage-backed securities totaling approximately $52,000,000 and $77,000,000 at December 31, 2005 and 2004,
        respectively.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 10 Subordinated Debentures

        In 2005, Mid-Wisconsin Statutory Trust I (the "Trust") issued $10,000,000 in trust preferred securities. The trust preferred securities were sold in a private placement to institutional investors. The Trust used the proceeds from the offering along with the Company's common ownership investment to purchase $10,310,000 of the Company's subordinated debentures (the "debentures"). The debentures are the sole assets of the Trust.

        The trust preferred securities and the debentures mature on December 15, 2035, and have a fixed rate of 5.98% until December 15, 2010, after which they will have a floating rate of the three-month LIBOR plus 1.43%. The debentures may be called at par in part or in full on or after December 15, 2010, or within 120 days of a Special Event. The trust preferred securities are mandatorily redeemable upon the maturity or early redemption of the debentures.

        The Company has fully and unconditionally guaranteed all of the obligations of the Trust. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities, but only to the extent of funds held by the Trust. The trust preferred securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 11 Income Taxes

        The components of the income tax provision are as follows:

                                                   2005         2004         2003
        Current income tax expense:
        Federal                                 $2,051,111   $1,740,743   $1,423,837
        State                                      381,061      378,707      107,573
        Total current                            2,432,172    2,119,450    1,531,410

        Deferred income tax expense (credit):
        Federal                                   (141,305)      68,258       10,156
        State                                      (16,231)       5,248        2,670
        Total deferred                            (157,536)      73,506       12,826

        Total provision for income taxes        $2,274,636   $2,192,956   $1,544,236

        A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                                 2005                 2004               2003
                                                     Percent              Percent             Percent
                                                       of                   of                  of
                                                     Pretax               Pretax              Pretax
                                          Amount     Income    Amount     Income    Amount    Income
        Tax expense at
          statutory rate                $2,265,329    34.0   $2,267,296    34.0   $1,904,738    34.0
        Increase (decrease) in
          taxes resulting from:
          Tax-exempt interest             (295,809)   (4.4)    (356,207)   (5.3)    (407,020)   (7.3)
          State income taxes               240,788     3.6      253,410     3.8       72,760     1.3
          Bank-owned life insurance        (37,545)   (0.6)     (39,047)   (0.6)     (30,249)   (0.5)
          Other                            101,873     1.5       67,504     1.0        4,007     0.1
          Provision for income taxes    $2,274,636    34.1   $2,192,956    32.9   $1,544,236    27.6

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 11 Income Taxes (Continued)

        Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of the net deferred taxes are as follows:

                                                               2005        2004
        Deferred tax assets:
        Allowance for loan losses                            $895,009    $793,019
        Deferred compensation                                 404,849     401,441
        State net operating losses                             61,368      45,504
        Purchased deposit intangible                          388,169     355,264
        Unrealized loss on securities available for sale      324,818           0
        Totals                                              2,074,213   1,595,228
        Less - Valuation allowance                             61,368      45,504
        Total deferred tax assets                           2,012,845   1,549,724
        Deferred tax liabilities:
        Premises and equipment                                182,125     235,608
        FHLB stock                                            256,527     206,773
        Prepaid expense and other                              97,736     113,240
        Unrealized gain on securities available for sale            0     184,699
        Total deferred tax liabilities                        536,388     740,320
        Net deferred tax asset                             $1,476,457    $809,404

        Both the Company and the Bank pay state income taxes on their individual net earnings. At December 31, 2005, tax net operating losses at the Company of approximately $1,177,000 existed to offset future state taxable income. These net operating losses will begin to expire in 2006. The valuation allowance has been recognized to adjust deferred tax assets to the amount of tax net operating losses expected to be realized. If realized, the tax benefit for this item will reduce current tax expense for that period.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 11 Income Taxes (Continued)

        Contingencies

        The Internal Revenue Service (IRS) has conducted an audit of the Company's open tax returns. The Company has been assessed approximately $143,000 in taxes, interest, and penalties as a result of the IRS audit; however, this assessment is in the process of being appealed. The Company believes all tax returns were filed appropriately and, at this time, no additional tax expense has been recorded.

Note 12 Self-Funded Insurance

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

        Health care expense for 2005, 2004, and 2003 was $566,277, $464,594, and
        $426,593, respectively. A liability of $355,580 has been recognized for claims outstanding at December 31, 2005. Management believes this liability is sufficient to cover estimated claims including claims incurred but not yet reported.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 13 Retirement Plans

        The Company sponsors a defined contribution plan referred to as the Profit Sharing and 401(k) Plan. The plan is available to substantially all employees. The Company matches 100% of participant contributions to the plan up to 5% of pay deferred. Additional discretionary contributions can be authorized by the Board of Directors. Total expense associated with the plan was $432,513, $382,086, and $362,432 for the years ended December 31, 2005, 2004, and 2003, respectively.

        The Company has a nonqualified deferred directors' fee compensation plan which permits directors to defer all or a portion of their compensation into a stock equivalent account or a cash account. The benefits are payable after a director's resignation from the Board of the Company in a lump sum or in installments over a period not in excess of five years. Included in other liabilities is the estimated present value of future payments of approximately $1,017,000 and $1,026,000 at December 31, 2005 and 2004, respectively. Expense, including directors' fees, associated with this plan was approximately $199,000, $194,000, and $164,000 in 2005, 2004, and 2003, respectively.

Note 14 Stock Benefit Plans

        Employee Stock Purchase Plan

        Under the Company's Employee Stock Purchase Plan adopted during 2000, the Company is authorized to issue up to 50,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose each year to have up to 5% of their annual gross earnings withheld to purchase the Company's common stock. Stock is purchased by employees under the plan annually. The purchase price of the stock is 95% of the lower of its beginning-of-year or end-of-year market price. Approximately 23.5% of eligible employees participated in the plan during 2005. Stock issued under this plan totaled 441, 527, and 401 shares during 2005, 2004, and 2003, respectively. As of December 31, 2005, 47,564 shares of common stock remain reserved for future grants to employees under the Employee Stock Purchase Plan approved by the stockholders.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 14 Stock Benefit Plans (Continued)

        Incentive Stock Option Plan

        Under the terms of an incentive stock option plan adopted during 2000, 260,154 shares of unissued common stock are reserved for options to officers and key employees of the Company at prices not less than the fair market value of the shares at the date of the grant. Options may be exercised no earlier than six months after the grant date. These options expire ten years after the grant date.

        The following table summarizes information regarding stock options at December 31, 2005:

                                  Outstanding Options        Exercisable Options
                                       Weighted
                             Number     Average   Weighted      Number   Weighted
        Range of          Outstanding  Remaining  Average    Exercisable Average
        Exercise               at     Contractual Exercise        at     Exercise
        Prices              12/31/05      Life      Price      12/31/05    Price
        $25.50 to $33.70   15,619         7.85      $28.96      15,619     $28.96

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 14 Stock Benefit Plans (Continued)

        Incentive Stock Option Plan (Continued)

        For the years ended December 31, 2003, 2004, and 2005, activity in stock options outstanding was as follows:

                                              Weighted
                                              Average
                                 Shares        Price
        December 31, 2002         9,463       $26.61
        Options granted           3,541        28.13
        Options exercised          (674)      (26.00)
        Options forfeited        (1,592)      (26.30)

        December 31, 2003        10,738        27.19
        Options granted           3,719        29.25
        Options exercised             0
        Options forfeited        (2,011)      (27.55)

        December 31, 2004        12,446        27.75
        Options granted           3,173        33.70
        Options exercised             0
        Options forfeited             0

        December 31, 2005        15,619        28.96

        As of December 31, 2005, 244,535 shares of common stock remain reserved for future grants to officers and key employees under the incentive stock option plan approved by the stockholders.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 15 Capital Requirements

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements.

        As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 15 Capital Requirements (Continued)

        The Company and the Bank's actual capital amounts and ratios are presented in the following table:

                                                                                         To Be Well
                                                                                      Capitalized Under
                                                                 For Capital          Prompt Corrective
                                            Actual            Adequacy Purposes       Action Provisions
                                      Amount     Ratio        Amount     Ratio         Amount     Ratio
        December 31, 2005:

        Total capital (to risk-
          weighted assets):
        Consolidated               $50,704,000   15.7%   > $25,832,000   > 8.0%         N/A
        Subsidiary Bank            $37,492,000   11.7%   > $25,557,000   > 8.0%   > $31,946,000   > 10.0%

        Tier I capital (to risk-
          weighted assets):
        Consolidated               $47,676,000   14.8%   > $12,916,000   > 4.0%         N/A
        Subsidiary Bank            $34,464,000   10.8%   > $12,778,000   > 4.0%   > $19,168,000    > 6.0%

        Tier I capital (to
          average assets):
        Consolidated               $47,676,000   11.6%   > $16,502,000   > 4.0%         N/A
        Subsidiary Bank            $34,464,000    8.4%   > $16,404,000   > 4.0%   > $20,505,000    > 5.0%

        December 31, 2004:

        Total capital (to risk-
          weighted assets):
        Consolidated               $38,034,000   13.1%   > $23,215,000   > 8.0%         N/A
        Subsidiary Bank            $34,282,000   11.9%   > $23,118,000   > 8.0%   > $29,019,000   > 10.0%

        Tier I capital (to risk-
          weighted assets):
        Consolidated               $35,214,000   12.1%   > $11,608,000   > 4.0%         N/A
        Subsidiary Bank            $31,462,000   10.9%   > $11,559,000   > 4.0%   > $17,339,000    > 6.0%

        Tier I capital (to
          average assets):
        Consolidated               $35,214,000    9.1%   > $15,468,000   > 4.0%         N/A
        Subsidiary Bank            $31,462,000    8.2%   > $15,438,000   > 4.0%   > $19,297,000    > 5.0%

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 16 Restrictions on Retained Earnings

        At December 31, 2005, the Bank could have paid approximately $11,935,000 of additional dividends to the Company without prior regulatory approval. The payment of dividends is subject to the statutes governing state- chartered banks and may be further limited because of the need for the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.

Note 17 Accumulated Other Comprehensive Income (Loss)

        Comprehensive income (loss) is shown in the consolidated statements of changes in stockholders' equity. The Company's accumulated other comprehensive income (loss) is comprised of the unrealized gain or loss on securities available for sale, net of the tax effect. The following shows the activity in accumulated other comprehensive income (loss):

                                                             2005       2004        2003
        Accumulated other comprehensive
        income at beginning                                $343,496   $905,490   $1,263,089
        Activity:
        Unrealized loss on securities
        available for sale                              (1,455,717)   (862,988)    (569,678)
        Less - Reclassification adjustment for losses       (4,475)          0            0
        Net unrealized losses                           (1,451,242)   (862,988)    (569,678)
        Tax effect                                         509,517     300,994      212,079
        Other comprehensive loss                          (941,725)   (561,994)    (357,599)
        Accumulated other comprehensive
        income (loss) at end                             $(598,229)   $343,496     $905,490

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

        The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. These commitments at December 31, 2005 and 2004, are as follows:

                                                                     2005         2004
        Commitments to extend credit:
        Fixed rate                                              $13,080,009  $16,302,170
        Adjustable rate                                          26,859,262   16,458,316
        Standby and irrevocable letters of credit - Fixed rate    3,696,464    4,450,768
        Credit card commitments                                   6,104,548    5,208,320

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

        Federal Home Loan Bank Borrowings - The fair values are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 19 Fair Value of Financial Instruments (Continued)

        Subordinated Debentures - Fair value of debt is based on current rates for similar financing.

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

        The carrying value and estimated fair value of financial instruments at December 31, 2005 and 2004, were as follows:

                                                      2005                      2004
                                             Carrying     Estimated      Carrying    Estimated
                                              Amount      Fair Value      Amount     Fair Value
        Financial assets:
         Cash and short-term
          investments                      $23,395,127   $23,395,127   $32,151,539   $32,151,539
         Securities and other
          investments                       79,794,345    79,794,345    83,616,797    83,616,797
         Net loans                         307,660,934   307,907,477   281,867,413   282,082,654
         Accrued interest receivable         1,928,159     1,928,159     1,553,887     1,553,887
        Financial liabilities:
         Deposits                          312,653,331   312,054,623   303,387,030   305,709,384
         Short-term borrowings              19,543,617    19,543,617    19,216,097    19,216,097
         Federal Home Loan Bank
          borrowings                        44,000,000    43,548,039    49,000,000    49,315,780
         Subordinated debentures            10,310,000    10,310,000             0             0
         Accrued interest payable            1,720,055     1,720,055     1,147,527     1,147,527

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

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 20 Condensed Financial Information - Parent Company Only

                                     Balance Sheets
                               December 31, 2005 and 2004
                                                             2005          2004
        Assets
        Cash and due from banks                           $9,805,164    $2,519,978
        Investment in bank subsidiary                     34,161,332    32,332,388
        Investment in nonbank subsidiary                     310,000             0
        Securities available for sale - At fair value        100,000       100,000
        Premises and equipment                             3,268,167       790,011
        Other assets                                         339,418       514,660
        TOTAL ASSETS                                     $47,984,081   $36,257,037

        Liabilities and Stockholders' Equity
        Subordinated debentures                          $10,310,000            $0
        Accrued interest payable                              27,301             0
        Accrued expenses and other liabilities               274,039       173,228
        Total liabilities                                 10,611,340       173,228
        Total stockholders' equity                        37,372,741    36,083,809
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $47,984,081   $36,257,037

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 20 Condensed Financial Information - Parent Company Only (Continued)

                                 Statements of Income
                     Years Ended December 31, 2005, 2004, and 2003
                                                   2005         2004        2003
        Income:
         Dividends from subsidiary              $1,850,000   $3,850,000   $2,850,000
         Interest                                   98,447       17,296       10,725
         Rental income                              43,680            0       70,000
         Other                                      13,876        6,809       13,267
          Total income                           2,006,003    3,874,105    2,943,992

        Expenses:
         Subordinated debentures                   131,386            0            0
         Salaries and benefits                      97,983       60,819       40,307
         Other                                     271,191      152,964       99,325
          Total expenses                           500,560      213,783      139,632

        Income before credit for income
         taxes and equity in undistributed
         net income of subsidiary                1,505,443    3,660,322    2,804,360
        Credit for income taxes                   (117,150)     (64,491)     (15,591)

        Income before equity in undistributed
         net income of subsidiary                1,622,593    3,724,813    2,819,951
        Equity in undistributed net income
         of subsidiary                           2,765,503      750,750    1,237,984

        Net income                              $4,388,096   $4,475,563   $4,057,935
        </TABLE

Mid-Wisconsin Financial Services, Inc.
and Subsidiary

Notes to Consolidated Financial Statements

Note 20 Condensed Financial Information - Parent Company Only (Continued)

                                         Statements of Cash Flows
                              Years Ended December 31, 2005, 2004, and 2003
                                                               2005           2004         2003
        Increase (decrease) in cash and due from banks:

         Cash flows from operating activities:
          Net income                                       $4,388,096     $4,475,563    $4,057,935
          Adjustments to reconcile net income to
           net cash provided by operating activities:
           Provision for depreciation                          30,485              0             0
           Gain on equipment disposals                              0              0        (1,400)
           Equity in undistributed net income of
            subsidiary                                     (2,765,503)      (750,750)   (1,237,984)
           Changes in operating assets and liabilities:
            Other assets                                      254,331       (301,742)       (6,744)
            Liabilities                                        51,915        (86,050)     (104,130)
         Net cash provided by operating activities          1,959,324      3,337,021     2,707,677

         Cash flows from investing activities:
          Investment in nonbank subsidiary                   (310,000)             0             0
         Capital expenditures                             (2,508,641)      (790,011)            0
          Proceeds from sale of equipment                           0              0         1,400
         Net cash provided by (used in) investing
         activities                                        (2,818,641)      (790,011)        1,400

         Cash flows from financing activities:
          Proceeds from stock benefit plans                    15,082         16,469        28,667
          Proceeds from issuance of subordinated
           debentures                                      10,310,000              0             0
          Issuance of common stock                                  0        543,900             0
          Cash dividends paid                              (2,180,579)    (2,161,477)   (2,156,380)
         Net cash provided by (used in) financing
         activities                                         8,144,503     (1,601,108)   (2,127,713)

        Net increase in cash and due from banks             7,285,186        945,902       581,364
        Cash and due from banks at beginning                2,519,978      1,574,076       992,712

        Cash and due from banks at end                     $9,805,164     $2,519,978    $1,574,076

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-K, management, under the supervision, and with the participation, of Mid-Wisconsin's President and Chief Executive Officer and the Controller (as the chief financial officer of Mid-Wisconsin), evaluated the effectiveness of the design and operation of Mid-Wisconsin's disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Controller concluded that Mid-Wisconsin's disclosure controls and procedures were effective in all material respects.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors is incorporated in this Form 10-K by this reference to the disclosure under the caption "Proposal No. 1 - Election of Directors" in Mid-Wisconsin's 2006 Proxy Statement dated March 23, 2006 (the "2006 Proxy Statement") and continuing through such table.

Information relating to executive officers is found in Part I of this Form 10-
K.

Information relating to compliance with Section 16 of the Exchange Act is incorporated in this Form 10-K by reference to the disclosure in the 2006 Proxy Statement under the subcaption "Beneficial Ownership of Common Stock - Section 16(a) Beneficial Ownership Reporting Compliance."

CODE OF ETHICS

Mid-Wisconsin has adopted an ethics policy for all employees and a conflict of interest policy for its directors. Mid-Wisconsin has also adopted a Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers which covers Mid-Wisconsin's Chief Executive Officer, each Vice President, and the Secretary, Treasurer, and Controller (the chief financial and accounting officer). The Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers has been posted on the website of Mid-Wisconsin Bank under "Mid-Wisconsin Financial Services - Investor Relations."
See www.midwisc.com/invstrelation/invest_relation.htm. In the event Mid-Wisconsin amends or waives any provision of the Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers, Mid-Wisconsin intends to disclose such amendment or waiver at the website address where the code may also be found.

AUDIT COMMITTEE

The Board of Directors has appointed an Audit Committee in accordance with
Section 3(a) (58) (A) of the Exchange Act. Mr. Schoofs (chairman), Ms. Hemer, and Mr. Hallgren serve on the Audit Committee (Mid-Wisconsin is not a "listed issuer" as defined in SEC Rule 10A-3).

FINANCIAL EXPERT

The SEC has adopted rules which require Mid-Wisconsin to disclose whether one of the members of the Audit Committee qualifies under SEC rules as an "audit committee financial expert." Mid-Wisconsin is not required to have such an expert on its Audit Committee. Based on its review of the SEC rules, the Board does not believe that any member of the Audit Committee can be classified as an "audit committee financial expert."

Under SEC regulations, an "audit committee financial expert," must have the attributes and experience of a person who has been actively involved in the preparation, auditing, or evaluation of public company financial statements. While it may be possible to recruit a director having these specific qualifications, Mid-Wisconsin's size and geographic location make such a task difficult, and the Board believes that it is more important that directors of Mid-Wisconsin satisfy the criteria described in the 2006 Proxy Statement under "Governance of the Company - Nominations for Director - Qualifications." These criteria include an understanding of Mid-Wisconsin's market area, customer base, and scope of operations. The Board believes that it is not in the best interests of Mid-Wisconsin to nominate a director who does not possess these characteristics solely to acquire a director meeting the definition of an "audit committee financial expert" under SEC regulations.

The Audit Committee has the authority under its charter to retain or dismiss the independent auditor and to hire such other experts or legal counsel as it deems appropriate in order to fulfill its duties. The Audit Committee, and the Board of Directors as a whole, believes that the Committee has access to the financial expertise required to adequately perform its duties under its charter.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to director compensation is incorporated in this Form 10-K by this reference to the disclosure in the 2006 Proxy Statement under the subcaption "Governance of the Company - Compensation of Directors."

Information relating to the compensation of executive officers is incorporated in this Form 10-K by this reference to the disclosure in the 2006 Proxy Statement under (1) the caption "Executive Officer Compensation," through the disclosure ending at the subcaption "- Committees' Report on Executive Compensation Policies" and (2) the disclosure under the subcaption "- Committees' Report on Executive Compensation Policies - Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Information relating to security ownership of certain beneficial owners is incorporated in this Form 10-K by this reference to the disclosure in the 2006 Proxy Statement under the caption "Beneficial Ownership of Common Stock" through the table ending at the subcaption "- Section 16(a) Beneficial Ownership Reporting Compliance."

The following table sets forth, as of December 31, 2005, information with respect to compensation plans under which Mid-Wisconsin's common stock is authorized for issuance:

                                 Number of securities to be     Weighted-average      available for future issuance
                                  issued upon exercise of      exercise price of       under equity compensation
                                   outstanding  options,      outstanding options,    plans  (excluding  securities
                                   warrants and rights        warrants and rights       reflected  in column (a))
Plan Category                              (a)                        (b)                         (c)
Equity compensation
plans approved by
security holders                       15,619 (1)                  $28.96 (1)                   292,099 (2)
Equity compensation
plans not approved by
security holders (3)                   20,000                      $36.00                        20,000
Total                                  35,619                      $32.91                       312,099

   (1) Shares issuable upon exercise of options granted pursuant to the 1999 Stock Option Plan.
   (2) Includes 244,535 shares issuable under the 1999 Stock Option Plan and 47,564 shares available under Employee
       Stock Purchase Plan.  The purchase period for shares under the plan is the last business day of the fiscal year and, accordingly, there were no shares subject to option as of December 31, 2005, under the plan.
   (3) Shares issuable under employment agreement dated December 12, 2005 with James F. Warsaw.  Mr. Warsaw exercised his option to purchase 16,000 shares on February 15, 2006 and the option has lapsed as to the remaining
       4,000 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions with directors and officers is incorporated in this Form 10-K by this reference to the disclosure in the 2006 Proxy Statement under the subcaption "Governance of the Company - Certain Relationships and Related Transactions."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the fees and services of Mid-Wisconsin's principal accountant is incorporated into this Form 10-K by this reference to the disclosure in the 2006 Proxy Statement under the subcaptions "Audit Committee Report and Related Matters - Independent Auditor Fees," and "- Audit Committee Pre-Approval Policy."

                                  PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

 (1) Financial Statements

           DESCRIPTION                                                    PAGE

 Mid-Wisconsin Financial Services, Inc.
 Consolidated Financial Statements

   Independent Auditor's Report                                             35

   Consolidated Balance Sheets as of December 31, 2005 and 2004             36

   Consolidated Statements of Income for the year ended
     December 31, 2005, 2004, and 2003                                      37

   Consolidated Statements of Changes in Stockholders' Equity
     for the year ended December 31, 2005, 2004, and 2003                   38

   Consolidated Statements of Cash Flows for the year ended
     December 31, 2005, 2004, and 2003                                      39

   Notes to Consolidated Financial Statements                               41

 (2) No financial statement schedules are required by Item 8 or Item 15(d)

 (3) Exhibits Required by Item 601 of Regulation S-K:

      The following exhibits required by Item 601 of Regulation S-K are filed as part of this Form 10-K:

      3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

      3.2  Bylaws, as amended September 20, 1995 (incorporated by reference to
      Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

      4.1 Indenture dated October 14, 2005 between Mid-Wisconsin Financial Services, Inc., as issuer, and Wilmington Trust Company, as trustee, including the form of Junior Subordinated Debenture as Exhibit A thereto (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K dated October 14, 2005)

      4.2 Guarantee Agreement dated October 14, 2005, between Mid-Wisconsin Financial Services, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (incorporated by reference to Exhibit 1.2 to the Registrant's Current Report on Form 8-K dated October 14, 2005)

      4.3 Amended and Restated Declaration of Trust dated October 14, 2005, among Mid-Wisconsin Financial Services, Inc., as Sponsor, Wilmington Trust Company, Institutional and Delaware Trustees, and Administrators named thereto, including the form of Trust Preferred Securities (incorporated by reference to Exhibit 1.3 to the Registrant's Current Report on Form 8-K dated October 14, 2005)

      10.1* Mid-Wisconsin Financial Services, Inc. Directors' Deferred Compensation Plan as last amended May 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005)

      10.2* Mid-Wisconsin Financial Services, Inc. 2005 Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on 10-Q for the quarterly period ended March 31, 2005)

      10.3* Director Retirement Benefit Policy (incorporated by reference to
      Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

      10.4* Executive Officer Bonus Program - Gene C. Knoll (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 19, 2005)

      10.5 Mid-Wisconsin Financial Services, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)

      10.6* Mid-Wisconsin Financial Services, Inc. 1999 Stock Option Plan, as amended January 18, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 18, 2006)

      10.7* Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

      10.8* Executive Officer Bonus Program - William A. Weiland (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated January 19, 2005)

      10.9* Employment Agreement - James F. Warsaw (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 12, 2005)

      10.10* Mid-Wisconsin Financial Services, Inc. 2005 Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005)

      10.11* Form of Stock Option Agreement

      21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit
      21.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

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

(b) Exhibits

    See Item 15(a) (3)

(c) Financial Schedules

    Not applicable

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2006.

                                          MID-WISCONSIN FINANCIAL SERVICES, INC.

                                            KIM A. GOWEY
                                            Kim A. Gowey, Chairman of the Board

                                            WILLIAM A. WEILAND
                                            William A. Weiland, Secretary and
                                            Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 23, 2006, and in the capacities indicated.

JAMES F. MELVIN                             JAMES F. WARSAW
James F. Melvin, Vice Chairman of the       James F. Warsaw, President and Chief
Board, and a Director                       Executive Officer
                                            (Principal Executive Officer and a
                                            Director)

GENE C. KNOLL                               JAMES P. HAGER
Gene C. Knoll, Vice-President of the        James P. Hager, Director
Company and a Director

KURT D. MERTENS                             KATHRYN M. HEMER
Kurt D. Mertens, Director                   Kathryn M. Hemer, Director

ROBERT J. SCHOOFS                           BRIAN B. HALLGREN
Robert J. Schoofs, Director                 Brian B. Hallgren, Director

NORMAN A. HATLESTAD                         RHONDA R. KELLEY
Norman A. Hatlestad, Director               Rhonda R. Kelley, Controller
                                            (Principal Financial and Accounting
                                            Officer)

                                EXHIBIT INDEX<dagger>
                                      to
                                   FORM 10-K
                                      of
                     MID-WISCONSIN FINANCIAL SERVICES, INC.
                     for the period ended December 31, 2005
                  Pursuant to Section 102(d) of Regulation S-T
                      (17 C.F.R. <section>232.102(d))

10.11 Form of Stock Option Agreement

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