Form 10-Q
period 2006-03-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2006-05-15
CIK 785024

FORM 10-Q
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 2006

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from          to

                        Commission file number 0-18542
                    MID-WISCONSIN FINANCIAL SERVICES, INC.
              (Exact name of registrant as specified in its charter)

            WISCONSIN                                06-1169935
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

                            132 West State Street
                              Medford, WI  54451
              (Address of principal executive offices) (Zip Code)
      Registrant's telephone number, including area code:  715-748-8300

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

As of May 3, 2006 there were 1,638,676 shares of $0.10 par value common stock outstanding.

                     MID-WISCONSIN FINANCIAL SERVICES, INC.

                              TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION                                       PAGE

        Item 1.  Financial Statements:

                 Consolidated Balance Sheets
                 March 31, 2006 and December 31, 2005                  3

                 Consolidated Statements of Income
                 Three Months Ended March 31, 2006 and 2005            4

                 Consolidated Statements of Changes in
                 Stockholders' Equity
                 Three Months Ended March 31, 2006                     5


                 Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 2006 and 2005           5-6

                 Notes to Consolidated Financial Statements           7-8

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations        8-21


        Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                     22


        Item 4.  Controls and Procedures                               22

PART II OTHER INFORMATION

        Item 1A. Risk Factors                                          22

        Item 2.  Changes in Securities and Use of Proceeds             22

        Item 6.  Exhibits                                              23

                 Signatures                                            23

                 Exhibit Index                                         24

                          PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                     Mid-Wisconsin Financial Services, Inc.
                               and Subsidiary
                        Consolidated Balance Sheets
                                                               March 31, 2006  December 31, 2005
                                                                 (Unaudited)        (Audited)
ASSETS
Cash and due from banks                                          $11,179,525       $14,241,926
Interest-bearing deposits in other financial institutions             39,168            19,596
Federal funds sold                                                 3,403,153         9,133,605
Securities available for sale - at fair value                     77,398,156        76,822,771
Loans held for sale                                                  631,600           318,900
Loans receivable, net of allowance of
  $3,106,011 in 2006 and $3,028,048 in 2005                      311,810,298       307,342,034
Accrued interest receivable                                        1,995,219         1,928,159
Premises and equipment, net                                        9,062,923         9,026,908
Goodwill                                                             295,316           295,316
Other investments                                                  2,971,574         2,971,574
Other assets                                                       5,717,402         5,288,629
TOTAL ASSETS                                                    $424,504,334      $427,389,418
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                     $41,236,943       $46,372,791
Interest-bearing deposits                                        274,041,588       266,280,540
  Total deposits                                                 315,278,531       312,653,331
Short-term borrowings                                             23,156,264        19,543,617
Federal Home Loan Bank borrowings                                 37,000,000        44,000,000
Subordinated debentures                                           10,310,000        10,310,000
Accrued interest payable                                           1,704,397         1,720,055
Accrued expenses and other liabilities                             1,734,190         1,789,674
Total liabilities                                                389,183,382       390,016,677
Stockholders' equity:
  Common stock-Par value $.10 per share:
      Authorized - 6,000,000 shares
      Issued and outstanding -
      1,638,676 shares in 2006 and 1,704,018 shares 2005             163,868           170,402
Additional paid-in capital                                        11,592,704        11,564,740
Retained earnings                                                 24,523,368        26,235,828
Accumulated other comprehensive loss                                (958,988)         (598,229)
Total stockholders' equity                                        35,320,952        37,372,741
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $424,504,334      $427,389,418

    The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                        Mid-Wisconsin Financial Services, Inc.
                                  and Subsidiary
                         Consolidated Statements of Income
                                  (Unaudited)
                                                            March 31, 2006  March 31, 2005
Interest and dividend income:
  Loans, including fees                                       $5,785,356       $4,417,405
  Securities:
     Taxable                                                     581,576          637,090
     Tax-exempt                                                  228,510          242,674
  Other                                                          113,452          104,941
Total interest and dividend income                             6,708,894        5,402,110
Interest expense:
  Deposits                                                     2,167,990        1,212,774
  Short-term borrowings                                          259,655          141,116
  Federal Home Loan Bank borrowings                              345,513          445,587
  Subordinated Debentures                                        153,567                0
Total interest expense                                         2,926,725        1,799,477
Net interest income                                            3,782,169        3,602,633
Provision for loan losses                                        124,950           61,600
Net interest income after provision for loan losses            3,657,219        3,541,033
Noninterest income:
  Service fees                                                   216,900          176,399
  Trust service fees                                             232,819          202,073
  Investment product commissions                                  97,783           49,666
  Other operating income                                         263,585          366,250
Total noninterest income                                         811,087          794,388
Noninterest expenses:
  Salaries and employee benefits                               1,709,689        1,549,245
  Occupancy                                                      415,040          345,408
  Data processing and information systems                        160,990          116,687
  Purchased core deposit amortization                                  0           77,158
  Other operating expenses                                       671,810          680,628
Total noninterest expenses                                     2,957,529        2,769,126
Income before provision for income taxes                       1,510,777        1,566,295
Provision for income taxes                                       494,862          499,184
Net income                                                    $1,015,915       $1,067,111
Basic earnings per share                                           $0.61            $0.63
Diluted earnings per share                                         $0.61            $0.63
Cash dividends declared per share                                  $0.22            $0.22

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                                   Mid-Wisconsin Financial Services, Inc.
                                             and Subsidiary
                          Consolidated Statement of Changes in Stockholders' Equity
                                             March 31, 2006
                                               (Unaudited)
                                                                                        Accumulated
                                                         Additional                        Other
                                          Common Stock     Paid-In         Retained    Comprehensive
                                             Amount        Capital         Earnings         Loss           Totals
Balance, December 31, 2005                  $170,402     $11,564,740     $26,235,828     $(598,229)     $37,372,741
Comprehensive Income:
Net Income                                                                 1,015,915                      1,015,915
Other comprehensive loss                                                                  (360,759)        (360,759)
Total comprehensive income                                                                                  655,156
Issuance of common stock                       1,600         574,400                                        576,000
Repurchase of common stock
returned to unissued                          (8,134)       (552,312)     (2,367,866)                    (2,928,312)
Stock-based compensation                                       5,876                                          5,876
Cash dividends paid, $0.22 per share                                        (360,509)                      (360,509)
Balance, March 31, 2006                     $163,868     $11,592,704     $24,523,368     $(958,988)     $35,320,952

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      Mid-Wisconsin Financial Services, Inc.
                                and Subsidiary
                      Consolidated Statements of Cash Flows
                                 (Unaudited)
                                                                  Three months ended
                                                            March 31, 2006   March 31, 2005
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                                $1,015,915       $1,067,111
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for depreciation and net amortization           220,724          247,071
        Provision for loan losses                                 124,950           61,600
        Loss on premises and equipment disposals                      159            1,358
        Federal Home Loan Bank stock dividends                          0          (34,800)
        Stock-based compensation                                    5,876            4,029
        Changes in operating assets and liabilities:
        Loans held for sale                                      (312,700)           2,525
        Other assets                                             (261,326)         142,971
        Other liabilities                                         (71,142)        (387,585)
  Net cash provided by operating activities                       722,456        1,104,280

ITEM 1.  Financial Statements Continued:

                        Mid-Wisconsin Financial Services, Inc.
                                  and Subsidiary
                        Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                        Three months ended
                                                                   March 31, 2006  March 31, 2005
  Cash flows from investing activities:
     Net (increase) decrease in interest-bearing deposits
      in other financial institutions                                    (19,572)          1,955
     Net decrease in federal funds sold                                5,730,452      10,774,693
     Securities available for sale:
          Proceeds from maturities                                     4,606,427       4,607,731
          Payment for purchases                                       (5,747,602)     (8,466,873)
     Net increase in loans                                            (4,632,214)     (1,604,214)
     Capital expenditures                                               (247,374)       (774,035)
     Proceeds from sale of other real estate                                   0          30,965
  Net cash provided by (used in) investing activities                   (309,883)      4,570,222
  Cash flows from financing activities:
     Net increase (decrease) in deposits                               2,625,200     (13,921,387)
     Net increase in short-term borrowing                              3,612,647       6,083,602
     Principal payments on Federal Home Loan Bank borrowings          (7,000,000)              0
     Issuance of common stock                                            576,000               0
     Payment for repurchase of common stock                           (2,928,312)              0
     Cash dividends paid                                                (360,509)       (374,787)
   Net cash used in financing activities                              (3,474,974)     (8,212,572)
Net decrease in cash and due from banks                               (3,062,401)     (2,538,070)
Cash and due from banks at beginning                                  14,241,926      12,566,937
Cash and due from banks at end                                       $11,179,525     $10,028,867
  Supplemental cash flow information:                                     2006            2005
     Cash paid during the year for:
          Interest                                                    $2,942,383      $1,794,960
          Income taxes                                                   $85,000        $195,000
  Noncash investing and financing activities:
          Loans transferred to other real estate                         $39,000              $0
          Loans charged off                                              $53,497         $44,607
          Loans made in connection with the sale of
          other real estate                                                   $0         $40,707

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      MID-WISCONSIN FINANCIAL SERVICES, INC.
                                 and Subsidiary
                    Notes to Consolidated Financial Statements

Note 1 - General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Mid-Wisconsin Financial Services, Inc.'s and Subsidiary ("Mid-Wisconsin") financial position, results of its operations, changes in stockholders' equity and cash flows for the periods presented, and all such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and balances are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in Mid-Wisconsin's Annual Report on Form 10-K, for the year ended December 31, 2005, should be referred to in connection with the reading of these unaudited interim financial statements.

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

Presented below are the calculations for basic and diluted earnings per share:

                                           Three Months Ended March 31,
                                                2006      2005
                                       (In thousands, except per share data)
Net income                                     $1,016    $1,067
Weighted average common shares outstanding      1,662     1,704
Dilutive effect of stock options                    3         2
Diluted weighted average shares outstanding     1,665     1,706
Basic earnings per share                        $0.61     $0.63
Diluted earnings per share                      $0.61     $0.63

Note 3 - Income Taxes

The Internal Revenue Service ("IRS") has conducted an audit of Mid-Wisconsin's open tax returns. Mid-Wisconsin has been assessed approximately $143,000 in taxes, interest and penalties as a result of the IRS audit. Mid-Wisconsin believes all tax returns were filed appropriately and, at this time, no additional tax expense has been recorded. This assessment is in the process of being appealed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

Mid-Wisconsin Financial Services, Inc. is a full-service financial services company, providing a wide variety of loan, deposit and other banking products and services to its business, individual, and municipal customers, as well as a full range of trust, investment and cash management services. Mid-Wisconsin operates as a one bank holding company and owns Mid-Wisconsin Bank ("Bank"), chartered as a state bank in Wisconsin.

The following discussion and analysis is presented to assist in the understanding and evaluation of Mid-Wisconsin's consolidated financial condition and results of operations for the three months ended March 31, 2006 and 2005. It is intended to supplement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

Forward-looking statements have been made in this document that are subject to risks and uncertainties. While Mid-Wisconsin believes that these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include those described under the caption "Forward-Looking Statements" in Item 1 of Mid-Wisconsin's Form 10-K for the year ended December 31, 2005 (the "2005 Form 10-K") and, from time to time, in Mid-Wisconsin's other filings with the Securities and Exchange Commission. Additional risk factors relating to an investment in Mid-Wisconsin common stock are described under Item 1A of the 2005 Form 10-K. Mid-Wisconsin does not intend to update forward-looking statements.

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

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover credit losses within the loan portfolio and the material effect that these estimates can have on Mid-Wisconsin's results of operations. While management's evaluation of the allowance for loan losses at March 31, 2006 considers the allowance to be adequate, under adversely different conditions or assumptions, Mid-Wisconsin would need to increase the allowance.

Management reviews the adequacy of the allowance for loan losses on a quarterly basis to determine the allowance is adequate to provide for possible losses inherent in the loan portfolio as of the balance sheet date. Factors considered by management in evaluating the adequacy of the allowance for loan losses include past loan loss experience, trends in past due and nonperforming loans, risk rating codes and current economic conditions. Mid-Wisconsin has an internal risk analysis and review staff that continuously reviews loan quality and reports the results of its examinations to executive management and the Board of Directors.

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

Results of Operations

Mid-Wisconsin reported first quarter net income of $1.0 million, or $0.61 per diluted share compared to $1.1 million, or $0.63 per diluted share for the first quarter of 2005. Return on average assets for the quarter ended March 31, 2006 was .96% compared to 1.05% for the same period in 2005. Return on equity for the first quarter 2006 was 11.32% versus 11.84% for the quarter ended March 31, 2005. Cash dividends paid were $0.22 per share for the first quarters ended 2006 and 2005.

Key factors affecting current quarter results were:

   o Net interest income and net interest margin were negatively impacted by sagging loan demand, a flat yield curve, and rising costs of deposits.

   o Tax equivalent net interest income was $3.8 million at March 31, 2006 compared to $3.6 million for the same period a year ago. A $1.2 million, or 21.8%, increase in tax equivalent interest income was offset by an $1.1 million increase in interest expense.

   o Total loans were $315.5 million at March 31, 2006, an increase of $4.9 million or 1.6%, from December 31, 2005. Total deposits were $315.3 million at March 31, 2006, an increase of $2.6 million from year-end 2005.

   o Noninterest income during the first quarter 2006 increased $17,000 or 2.1% compared to first quarter 2005. The increase was attributable to increased service fees, and trust service and investments fees.

   o Noninterest expense was $3.0 million at March 31, 2006, an $188,000 increase from first quarter 2005, due to increases in salaries and benefits, and occupancy and data processing expenses.

The following Table 1 presents quarterly summary results of operations.

Table 1: Summary Results of Operations
(dollars in thousands, except per share data)
                                                                                     Quarter Ended
                                                          March 31,   December 31,   September 30,   June 30,   March 31,
                                                             2006          2005             2005        2005        2005
Results of operations:
Interest income                                             $6,709        $6,588           $6,255      $5,705      $5,402
Interest expense                                             2,927         2,648            2,334       2,000       1,799
Net interest income                                          3,782         3,940            3,921       3,705       3,603
Provision for loan losses                                      125            90              115          75          62
Net interest income after provision for loan losses          3,657         3,850            3,806       3,630       3,541
Noninterest income                                             811           834              860         824         794
Noninterest expenses                                         2,957         3,046            2,859       2,802       2,769
Income before provision for income taxes                     1,511         1,638            1,807       1,652       1,566
Provision for income taxes                                     495           576              663         537         499
Net income                                                  $1,016        $1,062           $1,144      $1,115      $1,067
Return on average assets                                      0.96%         1.01%            1.10%       1.11%       1.05%
Return on average equity                                     11.32%        11.51%           12.48%      12.35%      11.84%
Equity to assets                                              8.39%         8.67%            8.71%       8.87%       8.76%
Net interest margin                                           3.79%         4.08%            4.12%       4.04%       3.89%
Average Balance Sheet
Loans net of unearned income                              $314,212      $312,358         $303,744    $287,679    $282,065
Assets                                                     424,717       422,381          417,692     403,289     406,510
Deposits                                                   312,082       304,246          296,241     286,147     295,349
Short-term borrowings                                       25,584        22,559           32,311      28,584      22,947
Federal Home Loan Bank borrowings                           37,233        46,065           49,000      49,000      49,000
Stockholders' equity                                        35,906        36,909           36,662      36,121      36,041
Ending Balance Sheet
Loans net of unearned income                              $314,916      $310,370         $311,604    $297,060    $285,745
Assets                                                     424,504       427,389          423,866     407,231     402,508
Deposits                                                   315,279       312,653          295,547     287,996     289,466
Federal Home Loan Bank borrowings                           37,000        44,000           49,000      49,000      49,000
Subordinated debentures                                     10,310        10,310                0           0           0
Stockholders' equity                                        35,321        37,373           36,963      36,614      36,000
Financial Condition Analysis
Total risk-based capital                                     14.98%        12.59%           12.44%      12.88%      13.19%
Net charge-offs to average loans                              0.01%         0.02%            0.01%       0.00%       0.01%
Nonperforming assets to gross loans                           0.61%         0.49%            0.72%       0.50%       0.48%
Efficiency ratio                                             62.68%        62.18%           58.26%      60.14%      61.12%
Net interest income to average assets                         0.89%         0.93%            0.94%       0.92%       0.89%
Noninterest income to average assets                          0.19%         0.20%            0.21%       0.20%       0.20%
Noninterest expenses to average assets                        0.70%         0.71%            0.67%       0.69%       0.69%
Stockholders' Data
Basic and diluted earnings per share                         $0.61         $0.62            $0.67       $0.65       $0.63
Book value per share                                        $21.55        $21.93           $21.70      $21.49      $21.13
Dividends per share                                          $0.22         $0.22            $0.22       $0.62       $0.22
Dividend payout ratio                                         35.5%         35.3%            32.8%       94.7%       35.1%
Average common shares outstanding-basic                      1,662         1,704            1,704       1,704       1,704
Average common shares outstanding-diluted                    1,665         1,706            1,706       1,706       1,706
Stock Price Information
High                                                        $37.00        $35.40           $34.00      $35.50      $35.40
Low                                                          35.40         32.90            33.00       34.00       33.10
Market price at quarter end (1)                              36.50         35.40            33.00       34.00       34.90

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

Fully taxable equivalent net interest income remained relatively unchanged at $3.8 million for the quarters ended March 31, 2006 and 2005, respectively. Historically loan demand is soft during the first quarter of the year. This coupled with rising deposit costs resulted in a contraction of the net interest margin to 3.79% for the first quarter 2006 compared to 4.08% for the fourth quarter 2005 and 3.89% for the first quarter March 2005. Loan growth is expected to pick up in the second and third quarter of 2006 and should have a positive impact on the net interest margin.

However, Mid-Wisconsin is experiencing a migration of deposits from the lower cost deposit categories into higher yielding money market accounts and upward repricing of certificates of deposits. Money market accounts and certificates of deposit represented 18.4% and 51.1% of total deposits at March 31, 2006 compared to 15.4% and 51.9%, respectively at December 31, 2005.

Looking forward, the net interest margin is expected to continue to be under pressure during 2006 given the current nature of the yield curve and competitive forces on both sides of the balance sheet.

Table 2:  Quarterly Net Interest Income Analysis - Taxable Equivalent Basis
(dollars in thousands)
                                                Three months ended March 31, 2006      Three months ended March 31, 2005
                                              Average      Interest       Average     Average      Interest       Average
                                              Balance   Income/Expense   Yield/Rate   Balance   Income/Expense   Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                             $314,212        $5,793         7.37%    $282,065        $4,426         6.28%
Investment securities:
  Taxable                                       55,267           582         4.21%      56,227           566         4.02%
  Tax exempt (2)                                21,315           229         4.29%      22,468           368         6.55%
Other interest earning assets                    9,471           112         4.75%      22,956           175         3.06%
Total earning assets                          $400,265        $6,716         6.71%    $383,716        $5,535         5.77%
Cash and due from banks                        $11,889                                 $11,793
Other assets                                    15,615                                 $13,862
Allowance for loan losses                       (3,052)                                 (2,861)
Total assets                                  $424,717                                $406,510

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing demand                      $31,140          $143         1.83%     $31,838           $63         0.79%
  Savings deposits                              77,745           495         2.55%      71,255           179         1.00%
  Time deposits                                161,323         1,529         3.79%     148,470           970         2.61%
Short-term borrowings                           25,584           260         4.06%      22,948           141         2.46%
Long-term borrowings                            37,233           346         3.71%      49,000           446         3.64%
Subordinated debentures                         10,310           154         5.96%           0             0         0.00%
Total interest bearing liabilities            $343,335        $2,926         3.41%    $323,510        $1,799         2.22%

Demand deposits                                 41,874                                  43,785
Other liabilities                                3,602                                   3,173
Stockholders' equity                            35,906                                  36,041
Total liabilities and stockholders' equity    $424,717                                $406,510

Net interest income and rate spread                           $3,790         3.30%                    $3,736         3.55%
Net interest margin                                                          3.79%                                   3.89%

   (1) Non-accrual loans are included in the daily average loan balances outstanding.
   (2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
   (3) Interest income includes net loan fees.

Provision for Loan Losses

The provision for loan losses is the periodic cost of providing an allowance for probable incurred losses. The allowance consists of specific and general components. The specific components relate to loans that are individually classified as impaired loans or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The current factors include loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, loan quality of the portfolio and collateral values.

Management believes that the current provision conforms with Mid-Wisconsin's allowance for loan loss policy and is adequate in view of the present condition of Mid-Wisconsin's loan portfolio. However, should a decline in the quality of the loan portfolio or significant charge-offs against the allowance occur higher provisions will need to be made in the future. The provision for loan losses for the first quarter 2006 was $125,000 compared to $62,000 for the comparable time period last year. See additional discussion relating to nonperforming loans under section "Allowance for Loan Losses."

Noninterest Income

Table 3:  Noninterest Income
(dollars in thousands)
                                       Three months ended
                                      March 31,   March 31,   Percent
                                        2006        2005      Change
Service fees                            $217        $176       23.3%
Trust service fees                       233         202       15.3%
Investment product commissions            98          50       96.0%
Gains from sale of loans                  61          67       -9.0%
Bank owned life insurance                 31          28       10.7%
Other operating income                   171         271      -36.9%
Total noninterest income                $811        $794        2.1%

Service fees increased $41,000 between comparable quarters due to increased non-sufficient fund fee income.

The Trust and Investment department recently completed a restructuring process that was intended to improve services and increase fee income in the future. The first part of the process involved implementing a new business strategy based on client relationships vs. transactional services, which resulted in lower investment fees during 2005. Insurance associates were added to concentrate on the delivery of life, health, long-term care, disability insurance and annuities. In the first quarter of 2006, the Trust and Investment Department transitioned to a new trade name, Mid-Wisconsin Wealth Management. Also, a new retail brokerage platform was selected to expand investment options for customers. The Bank is beginning to realize the benefits of the restructuring process as non-interest income generated from this group increased $79,000 during the first quarter 2006 due to appreciation of the trust portfolio and income derived from the sale of annuity and life insurance commission products.

Other operating income for the prior year quarter ended March 31, 2005 included the following special items:
   o A gain of $78,000 on the redemption of Pulse ATM stock, a third party ATM provider held by the Bank.
   o Recovery of $20,000 of interest from a loan charged-off in prior years.

Noninterest Expense

During 2005, Mid-Wisconsin took on additional expenses to prepare itself for future branch expansions, enhanced product offerings and operational efficiencies in future years. The Bank will be opening its 13th full service branch in Minocqua, Wisconsin in July 2006.

Table 4:  Noninterest Expense
(dollars in thousands)
                                           Three months ended
                                          March 31,   March 31,   Percent
                                            2006        2005      Change
Salaries and employee benefits            $1,710      $1,549       10.4%
Occupancy                                    415         345       20.3%
Data processing and information systems      161         117       37.6%
Amortization of intangibles                    0          77        nm
Other operating expenses                     671         681       -1.5%
Total noninterest expenses                $2,957      $2,769        6.8%

During 2005, salaries and employee benefits increased steadily during the year as additional staff was added in the Wealth Management Department and the new Rib Mountain, Wisconsin, bank branch. The number of full-time equivalent employees increased to 150 at March 31, 2006 from 138 at March 31, 2005. During the first quarter 2006, a third party independent underwriter was engaged to evaluate the level of reserves supporting the self-funded health insurance plan which resulted in a one time reversal of expense of $140,000. The net effect of this item was an increase in net after tax earnings of $84,000, or $0.05 per share.

Occupancy expense increased between the comparable quarters due to the opening of a new Bank branch in Rib Mountain in September 2005. Due to increasing energy costs, utility expense has increased over 30% during the first quarter 2006 compared to the same quarter last year.

Data processing expense increased during the first quarter 2006 due to technology enhancements purchased during 2005. A voice over internet phone system, dedicated data lines, new telephone banking software, ATM operating system and fraud detection software were purchased to facilitate product offerings and future branch expansion.

BALANCE SHEET ANALYSIS

Loans

Gross loans outstanding grew to $314.9 million at March 31, 2006, a modest 1.5% increase from year-end 2005. Loan growth was below expectations due to first quarter seasonality and a large paydown received from a commercial borrower. Loan demand continues to be concentrated in the commercial, commercial real estate and real estate construction loans. The real estate residential, agricultural and installment portfolios have remained stagnant, consistent with recent quarters.

Table 5:  Period End Loan Composition
(dollars in thousands)
                                March 31,   % of   December 31,   % of
                                   2006     total      2005       total
Commercial                       $57,162     18.2%   $55,706       18.0%
Commercial real estate           108,740     34.5%   107,920       34.8%
Agricultural                      36,113     11.5%    36,242       11.7%
Real estate construction          16,534      5.3%    14,080        4.5%
Real estate residential           87,680     27.8%    87,900       28.3%
Installment                        8,687      2.7%     8,522        2.7%
Total loans                     $314,916    100.0%  $310,370      100.0%

Allowance for Loan Losses

The loan portfolio is the primary asset subject to credit risk. To account for this risk, Mid-Wisconsin sets aside an allowance for possible loans losses through periodic charges to earnings. Credit risk is controlled and monitored through the use of underwriting procedures, comprehensive loan administration, and ongoing review of borrowers' outstanding loans and commitments. Asset quality administration, including early identification of problem loans and timely resolution of problems, further enhances management of credit risk and minimization of loan losses.

The allowance for loan losses at March 31, 2006 was $3.1 million compared with $3.0 million at the end of 2005. Loans increased 1.5% in 2006, while the allowance for loan losses as a percent of total loans increased to 0.99% from 0.97% at December 31, 2005. Based on management's analysis of the loan portfolio during 2006, a provision of $125,000 was recorded for the first quarter 2006, an increase of $63,000 compared to the same quarter in 2005. Net loan charge-offs totaled $47,000 during the first quarter 2006, and the ratio of net charge-offs to average loans was consistent at 0.01% for the periods ended March 31, 2006 and 2005. Loans charged-off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal, accrued interest and related expenses.

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

Table 6:  Loan Loss Experience
(dollars in thousands)
                                         At and for the     At and for the
                                       Three months ended     Year ended
                                             March 31,        December 31,
                                        2006         2005         2005
Allowance for loan losses at
beginning of year                      $3,028       $2,820       $2,820
Loans charged off                         (54)         (45)        (177)
Recoveries                                  7            4           43
Provision for loan losses                 125           62          342
Allowance for loan losses at
end of period                          $3,106       $2,841       $3,028
Nonperforming assets
Nonaccrual loans not
considered impaired                      $676         $170         $255
Impaired loans                            641          854          877
Accruing loans past due 90
days or more                                4           16           19
Restructured loans                        554          320          365
Total nonperforming loans               1,875        1,360        1,516
Other real estate owned                    39            0            0
Total nonperforming assets             $1,914       $1,360       $1,516
RATIOS
Ratio of allowance for loan
losses to net charge offs                66.1         69.3         22.6
Ratio of allowance for loan
losses to total loans at end of
period                                   0.99%        0.99%        0.97%
Ratio of net charge-offs during
the period to average loans
outstanding                              0.01%        0.01%        0.04%
Nonperforming loans to total
loans                                    0.60%        0.48%        0.49%
Nonperforming assets to total
assets                                   0.45%        0.34%        0.35%

In the opinion of management, the allowance for loan losses was adequate as of March 31, 2006. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such changes on borrowers.

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

Nonperforming loans increased to $1.9 million at March 31, 2006 from $1.5 million at December 31, 2005. Nonaccrual loans increased to $676,000 during the first quarter 2006 due to one commercial loan customer. Impaired loans decreased from year-end as an agricultural loan was removed from the impaired list as it has commenced regular payments. Restructured loans were $554,000 at March 31, 2006 compared to $365,000 at December 31, 2005.

Other real estate owned, which represents property that Mid-Wisconsin acquired through foreclosure or in satisfaction of debt, consisted of one residential property totaling $39,000.

Deposits

Deposits are Mid-Wisconsin's largest source of funds. At March 31, 2006, deposits were $315.3 million, up $2.7 million from year end 2005. Brokered deposits totaled $19.5 million at March 31, 2006 and December 31, 2005. Mid-Wisconsin uses brokered deposits to provide additional funding to meet its liquidity needs. The brokered deposits were acquired at funding rates similar to Mid-Wisconsin's own market area.

Growth in local retail deposits has slowed during the past several years. Mid-Wisconsin's retail deposit growth is continuously influenced by competitive pressure from other financial institutions, as well as other investment opportunities available to customers. Emphasis will be placed on generating additional core deposits in 2006 through new product offerings, competitive pricing, and expanding existing relationships, specifically with loan customers, by cross selling additional deposit products. Mid-Wisconsin may also continue to increase brokered deposits during 2006 as an additional source of funds to provide for loan growth in the event that core deposit growth goals would not be attained.

Other Funding Sources

Other funding sources including short-term borrowings, Federal Home Loan Bank ("FHLB") borrowings, and subordinated debentures were $70.5 million at March 31, 2006, a $3.4 million decrease from year end 2005. Short-term borrowings increased $3.7 million during the first quarter 2006. Due to the Bank's liquidity position $7.0 million of FHLB borrowings that matured during the first quarter were not renewed.

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

Off-Balance Sheet Obligations

As of March 31, 2006 and December 31, 2005, Mid-Wisconsin has the following commitments, which do not appear on its balance sheet:

Table 7: Commitments
                                   March 31, 2006       December 31, 2005
Commitments to extend credit:
     Fixed rate                        $13,090                 $13,080
     Adjustable rate                    31,426                  26,859
Standby and irrevocable letters
of credit-fixed rate                     3,827                   3,696
Credit Card Commitments                  6,036                   6,105

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

Table 8:  Contractual Obligations
                                      Total    < 1year   1-3 years   3-5 years   > 5 years
Federal Home Loan Bank borrowings    $37,000   $17,000    $12,500      $7,500          $0
Subordinated debentures               10,310       -          -           -        10,310
Total contractual obligations        $47,310   $17,000    $12,500      $7,500     $10,310

Liquidity

Liquidity management refers to the ability to ensure that cash is available in a timely manner to meet loan demand and depositor's needs and to service liabilities as they become due, without undue cost or risk. Mid-Wisconsin and the Bank have different liquidity considerations.

Mid-Wisconsin's primary sources of funds are dividends from the Bank, and net proceeds from borrowings and the offerings of subordinated debentures. Mid-Wisconsin manages its liquidity position to provide the funds necessary to pay dividends to its shareholders and to service debt. Dividends received from the Bank totaled $250,000 in the first quarter 2006.

The Bank meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity is derived from the maturity of the investment portfolio, maturing loans, loan payments, deposit growth, borrowings and strong capital position.

Cash payments from the investment portfolio have been a source of liquidity at the Bank. Proceeds from maturities totaling $4.6 million were received in the first quarter 2006. $5.7 million in investments were purchased during 2006. This resulted in a net cash outflow of $1.1 million used by investments for 2006.

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

Deposit growth is another source of liquidity for the Bank. Deposits provided $2.6 million of cash inflow during the first quarter 2006. Affecting liquidity are core deposit growth levels, certificates of deposit maturity structure and retention and diversification of wholesale funding sources. Deposit outflow would require the Bank to develop alternative funding sources which may not be as liquid and potentially more costly.

Mid-Wisconsin utilizes other funding sources in the form of corporate repurchase agreements, federal funds purchased, and FHLB advances. Repurchase agreements with corporate customers increased to $23.2 million at March 31, 2006 from $19.5 million at year-end 2005. Federal funds are purchased as needed from correspondent banks. FHLB advances totaled $37.0 million at March 31, 2006 and $44.0 million at the end of year 2006.

Management believes the Bank's liquidity resources will be sufficient in 2006 to fund the growth in loans and investments and meet other cash needs when necessary.

Management expects that deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, and a strong capital position. Although repurchase agreements with corporate customers and borrowings from the FHLB provided funds in 2006, management expects deposit growth, including brokered deposits, to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, federal funds sold and portfolio investments, loan maturities and access to other funding sources.

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

Capital

Stockholders' equity at March 31, 2006 was $35.3 million compared to $37.4 million at December 31, 2005. The decrease in stockholders' equity in 2006 was mainly due to the stock tender offer completed in the first quarter, and payment of dividends with an offsetting increase from the retention of retained earnings and issuance of common stock. Cash dividends paid were $0.22 per share in the first quarter 2006 and 2005. Stockholders' equity at March 31, 2006 included $959,000 of accumulated other comprehensive loss, related to unrealized losses on securities available for sale, net of the tax effect. At December 31, 2005, stockholders' equity included $598,000 of comprehensive loss related to unrealized losses on securities.

In October 2005, Mid-Wisconsin formed Mid-Wisconsin Statutory Trust I (the "Trust") as a statutory business trust organized for the sole purpose of issuing $10.0 million of trust preferred securities and investing the proceeds of $10.3 million into subordinated debentures of Mid-Wisconsin, the sole asset of the Trust. The trust preferred securities enhanced regulatory capital, added liquidity, and will support future growth of Mid-Wisconsin. The common securities of the Trust are wholly-owned by Mid-Wisconsin. As of March 31, 2006, all $10.0 million of the Trust Preferred Securities qualify at Tier 1 Capital.

In December 2005, Mid-Wisconsin announced an offer to purchase up to 125,000 shares of its common stock in a tender offer at a price of $36.00 per share. Mid-Wisconsin made this offer to utilize excess capital, and to provide liquidity for shareholders. The offer expired on January 31, 2006. Mid-Wisconsin accepted 81,342 shares of its common stock for repurchase. The shares repurchased represented approximately 4.77% of the shares outstanding immediately prior to the tender offer. Following the purchase of the accepted shares, 1,622,676 shares of common stock were outstanding.

The adequacy of Mid-Wisconsin's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. Management feels the capital structure of Mid-Wisconsin is adequate. The following are Mid-Wisconsin's risk based capital ratios for the previous five quarters:

Table 9:  Capital Ratios
                                  Tier 1 Capital   Total Capital
March 31, 2006                         14.0%           15.0%
December 31, 2005                      14.8%           15.7%
September 30, 2005                     11.5%           12.4%
June 30, 2005                          11.9%           12.9%
March 31, 2005                         12.2%           13.2%

Regulatory minimum requirements         4.0%            8.0%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

There was no material change in the information provided in response to Item 7A of Mid-Wisconsin's Form 10-K for the year ended December 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of Mid-Wisconsin's President and Chief Executive Officer and the Chief Accounting Officer, evaluated the effectiveness of the design and operation of Mid-Wisconsin's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon such evaluation, the President and Chief Executive Officer and the Chief Accounting Officer concluded that Mid-Wisconsin's disclosure controls and procedures were effective in all material respects as of the end of the period covered by this report. There was no change in Mid-Wisconsin's internal control over financial reporting during the fiscal quarter covered by this report that materially affected, or is reasonably likely to materially affect, Mid-Wisconsin's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  RISK FACTORS

In addition to the other information set forth in this report, this report should be considered in light of the risk factors discussed in Item 1A. "Risk Factors" in Mid-Wisconsin's 2005 Form 10-K, which could materially affect its business, financial condition, or future results of operations. The risks described in the 2005 Form 10-K are not the only risks facing Mid-Wisconsin. Additional risks and uncertainties not currently known to Mid-Wisconsin or that it currently deems to be immaterial also may materially adversely affect Mid-Wisconsin's business, financial condition, and/or operating results.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                                                                         Maximum Number
                                                   Total Number of       of Shares That
                    Total Number   Average Price   Shares Purchased as   May Yet Be
                    of Shares      Paid Per        Part of Publicly      Purchased Under
                    Purchased      Share           Announced Plan        the Plan
Period                 (a)              (b)             (c)(1)                (d)(1)
January 2006              0               $0                 0                   0
February 2006        81,342           $36.00            81,342                   0
March 2006                0               $0                 0                   0
Total                81,342           $36.00            81,342                   0

(1) On December 15, 2005, Mid-Wisconsin announced an offer to purchase up to 125,000 shares of its common stock in a tender offer at a price of $36.00 per share. The offer expired on January 31, 2006. Mid-Wisconsin accepted 81,342 shares of its common stock for repurchase.

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

     MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  MAY 15, 2006       JAMES F. WARSAW
                          James F. Warsaw, President and Chief Executive Officer
                          (Principal Executive Officer)




Date:  MAY 15, 2006       RHONDA R. KELLEY
                          Rhonda R. Kelley, Controller
                          (Principal Accounting Officer)

                                EXHIBIT INDEX
                                     to
                                  FORM 10-Q
                                     of
                    MID-WISCONSIN FINANCIAL SERVICES, INC.
                 for the quarterly period ended March 31, 2006
                 Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. <section>232.102(d))



The following exhibits are filed as part this report:

31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002