Form 10-Q
period 2006-06-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2006-08-15
CIK 785024

FORM 10-Q
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended June 30, 2006

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

As of August 3, 2006 there were 1,638,676 shares of $0.10 par value common stock outstanding.

                     MID-WISCONSIN FINANCIAL SERVICES, INC.

                               TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION                                            PAGE

        Item 1.  Financial Statements:

                 Consolidated Balance Sheets
                 June 30, 2006 and December 31, 2005                       3

                 Consolidated Statements of Income
                 Three Months Ended June 30, 2006 and 2005
                 And Six Months Ended June 30, 2006 and 2005               4

                 Consolidated Statements of Changes in
                 Stockholders' Equity
                 Six Months Ended June 30, 2006                            5

                 Consolidated Statements of Cash Flows
                 Six Months Ended June 30, 2006 and 2005                  5-6

                 Notes to Consolidated Financial Statements               7-8

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            8-22


        Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                              23


        Item 4.  Controls and Procedures                                  23

PART II OTHER INFORMATION

        Item 1A. Risk Factors                                             23

        Item 4.  Submission of Matters to Vote of Security Holders        23

        Item 6.  Exhibits                                                 24

                 Signatures                                               24

                 Exhibit Index                                            25

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                    Mid-Wisconsin Financial Services, Inc.
                               and Subsidiary
                        Consolidated Balance Sheets
                                                                June 30, 2006   December 31, 2005
                                                                 (Unaudited)         (Audited)
ASSETS
Cash and due from banks                                          $13,436,707       $14,241,926
Interest-bearing deposits in other financial institutions             16,490            19,596
Federal funds sold                                                 2,497,669         9,133,605
Securities available for sale - at fair value                     78,568,603        76,822,771
Loans held for sale                                                  111,000           318,900
Loans receivable, net of allowance of
  $3,215,865 in 2006 and $3,028,048 in 2005                      326,407,004       307,342,034
Accrued interest receivable                                        2,058,044         1,928,159
Premises and equipment, net                                        9,021,118         9,026,908
Goodwill                                                             295,316           295,316
Other investments - at cost                                        2,742,633         2,971,574
Other assets                                                       6,032,148         5,288,629
TOTAL ASSETS                                                    $441,186,732      $427,389,418
LIABILITIES AND STOCKHOLDERS' EQUITY
Non-interest-bearing deposits                                    $43,425,528       $46,372,791
Interest-bearing deposits                                        285,896,360       266,280,540
  Total deposits                                                 329,321,888       312,653,331
Short-term borrowings                                             26,412,645        19,543,617
Federal Home Loan Bank borrowings                                 37,000,000        44,000,000
Subordinated debentures                                           10,310,000        10,310,000
Accrued interest payable                                           1,755,472         1,720,055
Accrued expenses and other liabilities                             1,493,639         1,789,674
Total liabilities                                                406,293,644       390,016,677
Stockholders' equity:
  Common stock-Par value $.10 per share:
   Authorized - 6,000,000 shares
   Issued and outstanding -
   1,638,676 shares at June 30, 2006 and 1,704,018 shares at
   December 31, 2005                                                 163,868           170,402
Additional paid-in capital                                        11,598,113        11,564,740
Retained earnings                                                 24,492,787        26,235,828
Accumulated other comprehensive loss                              (1,361,680)         (598,229)
Total stockholders' equity                                        34,893,088        37,372,741
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $441,186,732      $427,389,418

   Book Value Per Share                                               $21.29            $21.93

    The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                          Mid-Wisconsin Financial Services, Inc.
                                     and Subsidiary
                           Consolidated Statements of Income
                                      (Unaudited)
                                                  Three Months Ended              Six Months Ended
                                             June 30, 2006   June 30, 2005   June 30, 2006   June 30, 2005
Interest and dividend income:
  Loans, including fees                        $6,244,673      $4,780,015     $12,030,029      $9,197,420
  Securities
     Taxable                                      605,918         523,663       1,187,494       1,160,753
     Tax-exempt                                   220,827         235,710         449,337         478,384
  Other interest and dividend income               90,161         165,880         203,613         270,821
Total interest and dividend income              7,161,579       5,705,268      13,870,473      11,107,378
Interest expense:
  Deposits                                      2,499,256       1,350,685       4,667,246       2,563,459
  Short-term borrowings                           310,267         198,795         567,309         339,911
  Federal Home Loan Bank borrowings               359,444         450,539         707,570         896,126
  Subordinated debentures                         153,568               0         307,135               0
Total interest expense                          3,322,535       2,000,019       6,249,260       3,799,496
Net interest income                             3,839,044       3,705,249       7,621,213       7,307,882
Provision for loan losses                         124,950          75,000         249,900         136,600
Net interest income after provision
  for loan losses                               3,714,094       3,630,249       7,371,313       7,171,282
Non-interest income:
  Service fees                                    238,199         240,212         455,099         416,611
  Trust service fees                              229,171         228,877         461,990         430,950
  Investment product commissions                   73,064          60,882         170,847         110,548
  Other operating income                          331,796         293,481         595,381         659,731
Total non-interest income                         872,230         823,452       1,683,317       1,617,840
Non-interest expenses:
  Salaries and employee benefits                1,894,879       1,607,629       3,604,568       3,156,874
  Occupancy                                       419,925         327,633         834,965         673,041
  Data processing and information systems         180,567         122,586         341,557         239,273
  Purchased core deposit amortization                   0          77,158               0         154,316
  Other operating expenses                        629,598         667,072       1,301,408       1,347,700
Total non-interest expenses                     3,124,969       2,802,078       6,082,498       5,571,204
Income before provision for income taxes        1,461,355       1,651,623       2,972,132       3,217,918
Provision for income taxes                        475,957         536,839         970,819       1,036,023
Net income                                       $985,398      $1,114,784      $2,001,313      $2,181,895
Basic earnings per share                            $0.60           $0.65           $1.21           $1.28
Diluted earnings per share                          $0.60           $0.65           $1.21           $1.28
Cash dividends declared per share                   $0.62           $0.62           $0.84           $0.84

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                                      Mid-Wisconsin Financial Services, Inc.
                                                 and Subsidiary
                            Consolidated Statement of Changes in Stockholders' Equity
                                                 June 30, 2006
                                                  (Unaudited)
                                                                                             Accumulated
                                                                Additional                       Other
                                            Common Stock          Paid-In        Retained    Comprehensive
                                         Shares      Amount       Capital        Earnings         Loss         Totals
Balance, December 31, 2005             1,704,018    $170,402    $11,564,740    $26,235,828     $(598,229)    $37,372,741
Comprehensive Income:
  Net Income                                                                     2,001,313                     2,001,313
  Other comprehensive loss                                                                      (763,451)       (763,451)
    Total comprehensive income                                                                                 1,237,862
Issuance of common stock                  16,000       1,600        574,400                                      576,000
Repurchase of common stock
returned to unissued                     (81,342)     (8,134)      (552,312)    (2,367,866)                   (2,928,312)
Stock-based compensation                                             11,285                                       11,285
Cash dividends paid, $0.84 per share                                            (1,376,488)                   (1,376,488)
Balance, June 30, 2006                 1,638,676    $163,868    $11,598,113    $24,492,787   $(1,361,680)    $34,893,088

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

                    Mid-Wisconsin Financial Services, Inc.
                               and Subsidiary
                    Consolidated Statements of Cash Flows
                                (Unaudited)
                                                                 Six months ended
                                                           June 30, 2006   June 30, 2005
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                              $2,001,313      $2,181,895
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for depreciation and net amortization         401,917         462,859
        Provision for loan losses                               249,900         136,600
        Loss on premises and equipment disposals                 10,396           1,428
        Federal Home Loan Bank stock dividends                        0         (69,400)
        Stock-based compensation                                 11,285           8,058
        Changes in operating assets and liabilities:
        Loans held for sale                                     207,900         209,525
        Other assets                                           (422,185)       (153,199)
        Other liabilities                                      (260,618)       (238,406)
  Net cash provided by operating activities                   2,199,908       2,539,360

ITEM 1.  Financial Statements Continued:

                       Mid-Wisconsin Financial Services, Inc.
                                  and Subsidiary
                       Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                          Six months ended
                                                                    June 30, 2006   June 30, 2005
     Net decrease in interest-bearing deposits
     in other financial institutions                                       3,106           3,315
     Net decrease in federal funds sold                                6,635,936      16,008,863
     Securities available for sale:
          Proceeds from maturities                                     9,923,024      10,835,378
          Payment for purchases                                      (12,828,349)    (11,631,997)
     Net increase in loans                                           (19,353,870)    (12,922,379)
     Capital expenditures                                               (422,700)     (1,729,307)
     Federal Home Loan Bank stock redemption                             228,941               0
     Proceeds from sale of premises and equipment                              0             718
     Proceeds from sale of other real estate                                   0          30,965
  Net cash provided by (used in) investing activities                (15,813,912)        595,556
  Cash flows from financing activities:
     Net increase (decrease) in deposits                              16,668,557     (15,390,861)
     Net increase in short-term borrowings                             6,869,028      11,513,485
     Principal payments on Federal Home Loan Bank borrowings          (9,500,000)              0
     Proceeds from issuance of Federal Home Loan Bank borrowings       2,500,000               0
     Issuance of common stock                                            576,000               0
     Payment for repurchase of common stock                           (2,928,312)              0
     Cash dividends paid                                              (1,376,488)     (1,431,005)
   Net cash provided by (used in) financing activities                12,808,785      (5,308,381)
Net decrease in cash and due from banks                                 (805,219)     (2,173,465)
Cash and due from banks at beginning                                  14,241,926      12,566,937
Cash and due from banks at end                                       $13,436,707     $10,393,472
  Supplemental cash flow information:
     Cash paid during the year for:
          Interest                                                    $6,213,843      $3,655,440
          Income taxes                                                $1,083,000        $948,000
  Noncash investing and financing activities:
          Loans transferred to other real estate                         $39,000              $0
          Loans charged off                                              $70,568         $56,615
          Loans made in connection with the sale of
          other real estate                                                   $0         $40,707

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

Presented below are the calculations for basic and diluted earnings per share:

                                                Three Months Ended  Six Months Ended
                                                     June 30,            June 30,
                                                  2006      2005      2006      2005
                                                 (In thousands, except per share data)
Net income available to common stockholders       $985    $1,115    $2,001    $2,182
Weighted average shares outstanding              1,639     1,704     1,650     1,704
Effect of dilutive stock options outstanding         3         2         3         2
Diluted weighted average shares outstanding      1,642     1,706     1,653     1,706
Basic earnings per common share                  $0.60     $0.65     $1.21     $1.28
Diluted earnings per common share                $0.60     $0.65     $1.21     $1.28

Note 3 - Income Taxes

The Internal Revenue Service ("IRS") has conducted an audit of Mid-Wisconsin's 1999-2002 tax returns. In July 2005, Mid-Wisconsin paid approximately
$143,000 in taxes, interest and penalties as a result of the IRS audit. Mid-Wisconsin believes all tax returns were filed appropriately and, at this time, no additional tax expense has been recorded. This assessment is in the process of being appealed.

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

The following discussion and analysis is presented to assist in the understanding and evaluation of Mid-Wisconsin's consolidated financial condition and results of operations for the three months and six months ended June 30, 2006 and 2005. It is intended to supplement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

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

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover credit losses within the loan portfolio and the material effect that these estimates can have on Mid-Wisconsin's results of operations. The evaluation of the allowance for loan losses at June 30, 2006 considers the allowance to be adequate. Under adversely different conditions or assumptions, Mid-Wisconsin would need to increase the allowance.

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

Results of Operations

Mid-Wisconsin reported second quarter net income of $985,000, or $0.60 per diluted share compared to $1.1 million, or $0.65 per diluted share for the second quarter of 2005. Return on average assets for the quarter ended June 30, 2006 was .92% compared to 1.11% for the same period in 2005. Return on equity for the second quarter 2006 was 11.24% versus 12.35% for the quarter ended June 30, 2005. Cash dividends paid were $0.62 per share for the second quarters ended 2006 and 2005.

For the six months ended June 30, 2006, net income was $2.0 million compared to $2.2 million for the same period one year ago. Diluted earnings per share were $1.21 at June 30, 2006 compared to $1.28 diluted earnings per share a year earlier.

Key factors affecting the current quarter results were:

   o Despite the cost of funds rising faster than the yield on assets, the net interest margin has held steady at 3.90% at March 31, 2006 and 3.92% at June 30, 2006 due to the mix of earning assets. Tax equivalent net interest income was $3.9 million for the quarter ended June 30, 2006 compared to $3.7 million for the same period a year ago.

   o Total loans were $329.6 million at June 30, 2006, an increase of $19.2 million or 6.2%, from December 31, 2005. Total deposits were $329.3 million at June 30, 2006, an increase of $16.7 million from year-end 2005. Credit quality remains excellent and is presently not a concern. Mid-Wisconsin has retained strong credit quality with nonperforming assets to total assets of 0.43%. Net loan charge-offs during the second quarter were $15,000 and $62,000 year-to-date.

   o Non-interest income increased 5.8% during second quarter 2006 compared to second quarter 2005 driven by gains in investment product commissions, gains from the sale of loans and increased ATM fees.

   o Non-interest expense was $3.1 million at June 30, 2006, a $323,000 increase from second quarter 2005, due to corporate growth and branching initiatives. These expenses will continue throughout the second half of 2006. The Bank opened its 13{th} full service branch in Minocqua, Wisconsin in June 2006.

The following Table 1 presents quarterly summary results of operations.

Table 1: Summary Results of Operations
(dollars in thousands, except per share data)
                                                                                     Quarter Ended
                                                               June 30,   March 31,   December 31,   September 30,   June 30,
                                                                  2006        2006           2005            2005       2005
Results of operations:
Interest income                                                 $7,162      $6,709         $6,588          $6,255     $5,705
Interest expense                                                 3,323       2,927          2,648           2,334      2,000
Net interest income                                              3,839       3,782          3,940           3,921      3,705
Provision for loan losses                                          125         125             90             115         75
Net interest income after provision for loan losses              3,714       3,657          3,850           3,806      3,630
Non-interest income                                                872         811            834             860        824
Non-interest expenses                                            3,125       2,957          3,046           2,859      2,802
Income before provision for income taxes                         1,461       1,511          1,638           1,807      1,652
Provision for income taxes                                         476         495            576             663        537
Net income                                                        $985      $1,016         $1,062          $1,144     $1,115

Return on average assets                                          0.92%       0.96%          1.01%           1.10%      1.11%
Return on average equity                                         11.24%      11.32%         11.51%          12.48%     12.35%
Equity to assets                                                  8.11%       8.39%          8.67%           8.71%      8.87%
Net interest margin                                               3.92%       3.90%          4.08%           4.12%      4.03%
Average Balance Sheet
Loans net of unearned income                                  $320,854    $314,212       $312,358        $303,744   $287,679
Assets                                                         428,843     424,717        422,381         417,692    403,289
Deposits                                                       315,421     312,082        304,246         296,241    286,147
Short-term borrowings                                           26,923      25,584         22,559          32,311     28,584
Federal Home Loan Bank borrowings                               37,000      37,233         46,065          49,000     49,000
Stockholders' equity                                            35,046      35,906         36,909          36,662     36,121
Ending Balance Sheet
Loans net of unearned income                                  $329,623    $314,916       $310,370        $311,604   $297,060
Assets                                                         441,187     424,504        427,389         423,866    407,231
Deposits                                                       329,322     315,279        312,653         295,547    287,996
Federal Home Loan Bank borrowings                               37,000      37,000         44,000          49,000     49,000
Subordinated debentures                                         10,310      10,310         10,310               0          0
Stockholders' equity                                            34,893      35,321         37,373          36,963     36,614
Financial Condition Analysis
Total risk-based capital                                         14.43%      14.98%         12.59%          12.44%     12.88%
Net charge-offs to average loans                                  0.00%       0.01%          0.02%           0.01%      0.00%
Nonperforming assets to gross loans                               0.58%       0.61%          0.49%           0.72%      0.50%
Efficiency ratio                                                 64.60%      62.68%         62.18%          58.26%     60.14%
Net interest income to average assets                             0.90%       0.89%          0.93%           0.94%      0.92%
Non-interest income to average assets                             0.20%       0.19%          0.20%           0.21%      0.20%
Non-interest expenses to average assets                           0.73%       0.70%          0.71%           0.67%      0.69%
Stockholders' Data
Basic and diluted earnings per share                             $0.60       $0.61          $0.62           $0.67      $0.65
Book value per share                                            $21.29      $21.55         $21.93          $21.70     $21.49
Dividends per share                                              $0.62       $0.22          $0.22           $0.22      $0.62
Dividend payout ratio                                            103.1%       35.5%          35.3%           32.8%      94.7%
Average common shares outstanding-basic                          1,639       1,662          1,704           1,704      1,704
Average common shares outstanding-diluted                        1,642       1,665          1,706           1,706      1,706
Stock Price Information
High                                                            $36.50      $37.00         $35.40          $34.00     $35.50
Low                                                              36.00       35.40          32.90           33.00      34.00
Market price at quarter end (1)                                  36.00       36.50          35.40           33.00      34.00

(1) Market value price represents the bid price.  The quotations reflect prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

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

The net interest margin has shown stability over the first half of 2006 ranging between 3.90% to 4.08% over the past three quarters. Fully taxable equivalent net interest income remained relatively unchanged at $3.9 million for the first and second quarters of 2006. Loan yields in the quarter ended June 30, 2006 was 7.80% compared to 6.59% a year ago, an increase of 121 basis points. The rate paid on interest-bearing liabilities was 3.83% during the second quarter 2006 compared to 2.49% a year ago, an increase of 134 basis points.

The sustained flattening of the yield curve coupled with tightening loan spreads and a shift in funding towards higher cost deposits and borrowings could offset improvements in loan yields and put further pressure on the net interest margin during the second half of 2006.

Table 2:  Quarterly Net Interest Income Analysis - Taxable Equivalent Basis
(dollars in thousands)
                                                 Three months ended June 30, 2006         Three months ended June 30, 2005
                                               Average      Interest        Average      Average      Interest       Average
                                               Balance   Income/Expense   Yield/Rate     Balance   Income/Expense   Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                             $320,854       $6,257          7.80%      $290,554        $4,789          6.59%
Investment securities:
  Taxable                                       56,125          606          4.32%        59,432           595          4.01%
  Tax exempt (2)                                20,681          335          6.47%        21,992           357          6.50%
Other interest earning assets                    6,788           90          5.31%         8,250            94          4.58%
Total earning assets                          $404,448       $7,288          7.21%      $380,228        $5,835          6.14%

Cash and due from banks                        $12,043                                   $12,071
Other assets                                    15,508                                    13,865
Allowance for loan losses                       (3,156)                                   (2,875)
Total assets                                  $428,843                                  $403,289

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing demand                      $29,985         $161          2.15%       $29,471           $76          1.03%
  Savings deposits                              83,635          650          3.11%        66,719           211          1.26%
  Time deposits                                159,213        1,689          4.24%       147,443         1,063          2.88%
Short-term borrowings                           26,923          310          4.61%        28,584           199          2.78%
FHLB borrowings                                 37,000          359          3.89%        49,000           451          3.68%
Subordinated debenture                          10,310          154          5.96%             0             0
Total interest bearing liabilities            $347,066       $3,323          3.83%      $321,217        $2,000          2.49%

Demand deposits                                 42,588                                    42,515
Other liabilities                                4,143                                     3,437
Stockholders' equity                            35,046                                    36,120
Total liabilities and stockholders' equity    $428,843                                  $403,289

Net interest income and rate spread                          $3,965          3.38%                      $3,835          3.65%
Net interest margin                                                          3.92%                                      4.03%

   (1) Non-accrual loans are included in the daily average loan balances outstanding.
   (2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
   (3) Interest income includes net loan fees.

Table 3:  Year-to-Date Net Interest Income Analysis - Taxable Equivalent Basis
(dollars in thousands)
                                                  Six months ended June 30, 2006           Six months ended June 30, 2005
                                                Average       Interest       Average      Average      Interest        Average
                                                Balance   Income/Expense   Yield/Rate     Balance   Income/Expense   Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                              $317,551       $12,050         7.63%      $286,333         $9,216        6.47%
Investment securities:
  Taxable                                        55,698         1,188         4.29%        57,838          1,161        4.04%
  Tax exempt (2)                                 20,996           680         6.52%        22,229            724        6.55%
Other interest earning assets                     8,121           204         5.05%        15,562            271        3.50%
Total earning assets                           $402,366       $14,122         7.06%      $381,962        $11,372        5.99%

Cash and due from banks                         $11,966                                   $11,933
Other assets                                     15,565                                   $13,863
Allowance for loan losses                        (3,104)                                   (2,868)
Total assets                                   $426,793                                  $404,890

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing demand                       $30,559          $304         2.00%       $30,648           $139        0.91%
  Savings deposits                               80,706         1,145         2.85%        68,975            389        1.13%
  Time deposits                                 160,262         3,218         4.04%       147,953          2,035        2.77%
Short-term borrowings                            26,257           567         4.34%        25,781            340        2.65%
Long-term borrowings                             37,116           708         3.84%        49,000            896        3.68%
Subordinated debentures                          10,310           307         5.99%             0              0
Total interest bearing liabilities             $345,210        $6,249         3.64%      $322,357         $3,799        2.37%

Demand deposits                                  42,234                                    43,146
Other liabilities                                 3,874                                     3,306
Stockholders' equity                             35,474                                    36,081
Total liabilities and stockholders' equity     $426,792                                  $404,890

Net interest income and rate spread                            $7,873         3.42%                       $7,573        3.62%
Net interest margin                                                           3.95%                                     4.00%

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

Management believes that the current provision conforms with Mid-Wisconsin's allowance for loan loss policy and is adequate in view of the present condition of Mid-Wisconsin's loan portfolio. However, should a decline in the quality of the loan portfolio or significant charge-offs against the allowance occur higher provisions will need to be made in the future. The provision for loan losses for the second quarter 2006 was $124,950 compared to $75,000 for the comparable time period last year. Year-to-date the provision for loan losses was $249,900 compared to $136,600 for the six months ended June 30, 2005.
Loans increased 6.2% in 2006, while the allowance for loan losses as a percent of total loans remained constant at 0.98% at June 30, 2006 and 0.97% at December 31, 2005. See additional discussion relating to nonperforming loans under section "Allowance for Loan Losses."

Non-interest Income

Table 4:  Non-interest Income
(dollars in thousands)
                                       Three months ended                 Six months ended
                                  June 30,   June 30,   Percent     June 30,   June 30,   Percent
                                    2006       2005     Change         2006       2005    Change
Service fees                        $238       $240       -0.8%        $455       $417       9.1%
Trust service fees                   229        229        0.0%         462        431       7.2%
Investment product commissions        73         61       19.7%         171        111      54.1%
Gains from sale of loans              94         83       13.3%         155        127      22.0%
Bank owned life insurance             29         39      -25.6%          60         58       3.4%
Other operating income               209        172       21.5%         380        474     -19.8%
Total non-interest income           $872       $824        5.8%      $1,683     $1,618       4.0%

The Trust and Investment department has completed a restructuring process that was intended to improve services and increase fee income in the future. The first part of the process involved implementing a new business strategy based on client relationships vs. transactional services, which resulted in lower investment fees during 2005. Insurance associates were added to concentrate on the delivery of life, health, long-term care, disability insurance and annuities. In the first quarter of 2006, the Trust and Investment Department transitioned to a new trade name, Mid-Wisconsin Wealth Management. Also, a new retail brokerage platform was selected to expand investment options for customers. The Bank is beginning to realize the benefits of the restructuring process as non-interest income generated from this group increased $12,000 during the second quarter 2006 and $91,000 for the first half of 2006 due to appreciation of the trust portfolio and income derived from the sale of annuity and life insurance commission products.

Gains from the sales of loans to the secondary market were strong during the first half of 2006 as fees increased $28,000 or 22.0% over 2005. During the second half of 2006 this trend is not anticipated to continue as housing starts and sales of existing homes has slowed and the Bank introduced a new 7 year fixed rate loan product that is intended to keep loans on the books instead of being sold to the secondary loan market.

Other operating income for 2005 included a gain on sale of stock of $86,000 in connection with a third-party acquisition of Pulse (an ATM operator/provider) in which the Bank held an ownership interest. Also in 2005, the Bank recovered $20,000 of interest from a loan charged-off in prior years. The remainder of the increase in 2006 operating income resulted from increased interchange income due to the Bank driving its own network of ATMs using software that interacts directly with the core processing system.

Mid-Wisconsin rolled out an overdraft protection program during the third quarter 2006 intended to increase service fees.

Non-interest Expense

As anticipated non-interest expenses due to corporate growth and branching initiatives will increase the levels of overhead throughout 2006.

Table 5:  Non-interest Expense
(dollars in thousands)
                                       Three months ended                 Six months ended
                                  June 30,   June 30,   Percent     June 30,   June 30,   Percent
                                    2006       2005     Change        2006       2005     Change
Salaries and employee benefits    $1,895     $1,608       17.8%     $3,604     $3,157       14.2%
Occupancy                            420        328       28.0%        835        673       24.1%
Data processing and
information systems                  181        122       48.4%        342        239       43.1%
Amortization of intangibles            0         77     -100.0%          0        154     -100.0%
Other operating expenses             629        667       -5.7%      1,301      1,348       -3.5%
Total non-interest expenses       $3,125     $2,802       11.5%     $6,082     $5,571        9.2%

During 2006, salaries and employee benefits increased steadily as additional staff was added in the Wealth Management Department, two new full-service bank branches, and the addition of a holding company CEO. The number of full-time equivalent employees increased to 155 at June 30, 2006 from 147 at June 30, 2005. During the first quarter 2006, a third party independent underwriter was engaged to evaluate the level of reserves supporting the self-funded health insurance plan which resulted in a one time reversal of expense of $140,000. The net effect of this item was an increase in net after tax earnings of $84,000, or $0.05 per share.

Occupancy expense increased $162,000 during the first half of 2006 compared to the same period in 2005 as a result of increased depreciation, rent expense, and utility costs, due in part to the opening of the Rib Mountain branch in September 2005 and the Minocqua branch in June 2006. Data processing expense increased during 2006 due to technology enhancements and upgrades purchased during 2005 to facilitate product offerings and future branch expansion.

BALANCE SHEET ANALYSIS

Loans

Growth has been especially robust on the loan front during the first half of 2006 as gross loans grew to $329.6 million at June 30, 2006, a 6.2% increase from year-end 2005. Strong loan growth has been exhibited in commercial, commercial real estate and real estate construction loans. Although loan pipelines appear healthy going into the second half of 2006 it appears loan pricing will be very competitive and the residential real estate loans will slow down due to fewer housing starts and slow home sales in our markets.

Table 6:  Period End Loan Composition
(dollars in thousands)
                             June 30,   % of   December 31,   % of
                               2006    total       2005      total
Commercial                   $61,641    18.7%    $55,706      18.0%
Commercial real estate       113,799    34.5%    107,920      34.8%
Agricultural                  38,213    11.6%     36,242      11.7%
Real estate construction      16,597     5.0%     14,080       4.5%
Real estate residential       90,291    27.4%     87,900      28.3%
Installment                    9,082     2.7%      8,522       2.7%
Total loans                 $329,623   100.0%   $310,370     100.0%

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

The allowance for loan losses at June 30, 2006 was $3.2 million compared to $3.0 million at the end of 2005. Mid-Wisconsin has retained strong credit quality with nonperforming assets to assets of 0.43%. Net loan charge-offs during the second quarter were $15,000 and $62,000 year-to-date.

Table 7:  Loan Loss Experience
(dollars in thousands)
                                            June 30,       December 31,
                                         2006      2005        2005
Allowance for loan losses at
beginning of year                       $3,028    $2,820      $2,820
Loans charged off                          (71)      (57)       (177)
Recoveries                                   9        12          43
Provision for loan losses                  250       137         342
Allowance for loan losses at
end of period                           $3,216    $2,912      $3,028
Nonperforming assets
 Nonaccrual loans not
 considered impaired                      $857      $312        $255
 Impaired loans                            442       852         877
 Accruing loans past due 90
 days or more                                8        13          19
 Restructured loans                        554       320         365
Total nonperforming loans                1,861     1,497       1,516
 Other real estate owned                    39         0           0
Total nonperforming assets              $1,900    $1,497      $1,516
RATIOS
Ratio of allowance for loan
losses to net charge offs                 51.9      16.2        22.6
Ratio of allowance for loan
losses to total loans at end of
period                                    0.98%     0.98%       0.97%
Ratio of net charge-offs to
average loans outstanding                 0.02%     0.02%       0.04%
Nonperforming loans to total
Loans                                     0.56%     0.50%       0.49%
Nonperforming assets to total
Assets                                    0.43%     0.37%       0.35%

In the opinion of management, the allowance for loan losses was adequate as of June 30, 2006. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such changes on borrowers.

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

Nonperforming loans increased to $1.9 million at June 30, 2006 from $1.5 million at December 31, 2005. Nonaccrual loans increased to $857,000 from year-end due to one commercial loan customer. Impaired loans decreased since year-end as an agricultural loan was removed from the impaired list as it has commenced regular payments and a commercial credit was paid-off. Restructured loans were $554,000 at June 30, 2006 compared to $365,000 at December 31, 2005.

Other real estate owned, which represents property that Mid-Wisconsin acquired through foreclosure or in satisfaction of debt, consisted of one residential property totaling $39,000.

Deposits

Deposits are Mid-Wisconsin's largest source of funds. At June 30, 2006, deposits were $329.3 million, up $16.6 million from year-end 2005. Deposit growth primarily came from higher cost money market accounts and brokered deposits. Brokered deposits totaled $26.2 million at June 30, 2006 and $19.5 million December 31, 2005. Mid-Wisconsin utilizes brokered deposits to provide additional funding to meet its liquidity needs. The brokered deposits were acquired at funding rates similar to Mid-Wisconsin's own market area.

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

Other Funding Sources

Other funding sources including short-term borrowings, Federal Home Loan Bank ("FHLB") borrowings, and subordinated debentures remained constant at $73.7 million at June 30, 2006 from year-end 2005. Short-term borrowings increased $6.9 million during 2006. Due to the Bank's liquidity position $7.0 million of FHLB borrowings that matured during the first quarter were not renewed.

In 2005, Mid-Wisconsin Statutory Trust I (the "Trust"), a Delaware Business Trust subsidiary of Mid-Wisconsin, issued $10,000,000 in trust preferred securities. The Trust used the proceeds from the offering along with Mid-Wisconsin's common ownership investment to purchase $10,310,000 of Mid-Wisconsin's subordinated debentures (the "debentures"). The trust preferred securities and the debentures mature on December 15, 2035, and have a fixed rate of 5.98% until December 15, 2010, after which they will have a floating rate equal to the three-month LIBOR rate plus 1.43%.

Off-Balance Sheet Obligations

As of June 30, 2006 and December 31, 2005, Mid-Wisconsin has the following commitments, which do not appear on its balance sheet:

Table 8: Commitments
                                    June 30, 2006   December 31, 2005
Commitments to extend credit:
     Fixed rate                         $18,683           $13,080
     Adjustable rate                     28,188            26,859
Standby and irrevocable letters
of credit-fixed rate                      4,474             3,696
Credit Card Commitments                   6,011             6,105

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

Table 9:  Contractual Obligations
                                  Total   < 1year   1-3 years   3-5 years   > 5 years
Federal Home Loan Bank
borrowings                      $37,000   $19,500    $12,500      $5,000          $0
Subordinated debentures          10,310         0          0           0      10,310
Total contractual obligations   $47,310   $19,500    $12,500      $5,000     $10,310

Liquidity

Liquidity management refers to the ability to ensure that cash is available in a timely manner to meet loan demand and depositor's needs and to service liabilities as they become due, without undue cost or risk. Mid-Wisconsin and the Bank have different liquidity considerations.

Mid-Wisconsin's primary sources of funds are dividends from the Bank, and net proceeds from borrowings and the offerings of subordinated debentures. Mid-Wisconsin manages its liquidity position to provide the funds necessary to pay dividends to its shareholders and to service debt. Dividends received from the Bank totaled $250,000 in 2006.

The Bank meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity is derived from the maturity of the investment portfolio, maturing loans, loan payments, deposit growth, borrowings and strong capital position.

Cash payments from the investment portfolio have been a source of liquidity at the Bank. Proceeds from maturities totaling $9.9 million were received in 2006. $12.8 million in investments were purchased during 2006. This resulted in a net cash outflow of $2.9 million in 2006.

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

Deposit growth is another source of liquidity for the Bank. Deposits provided $16.7 million of cash inflow during 2006. Affecting liquidity are core deposit growth levels, certificates of deposit maturity structure and retention and diversification of wholesale funding sources. Deposit outflow would require the Bank to develop alternative funding sources which may not be as liquid and potentially more costly.

Mid-Wisconsin utilizes other funding sources in the form of corporate repurchase agreements, federal funds purchased, and FHLB advances. Repurchase agreements with corporate customers increased to $26.4 million at June 30, 2006 from $19.5 million at year-end 2005. Federal funds are purchased as needed from correspondent banks. FHLB advances totaled $37.0 million at June 30, 2006 and $44.0 million at the end of year 2005.

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

Capital

Stockholders' equity at June 30, 2006 was $34.9 million compared to $37.4 million at December 31, 2005. The decrease in stockholders' equity in 2006 was mainly due to the stock tender offer completed in the first quarter, and payment of dividends with an offsetting increase from the retention of retained earnings and issuance of common stock. Cash dividends paid were $0.84 per share in 2006 and 2005. Stockholders' equity at June 30, 2006 included $1.4 million of accumulated other comprehensive loss, related to unrealized losses on securities available for sale, net of the tax effect. At December 31, 2005, stockholders' equity included $598,000 of accumulated other comprehensive loss related to unrealized losses on securities.

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

The adequacy of Mid-Wisconsin's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. Management feels the capital structure of Mid-Wisconsin is adequate. The following are Mid-Wisconsin's risk based capital ratios for the previous five quarters:

Table 10:  Mid-Wisconsin Capital Ratios
                                  Tier 1 Capital     Total Capital
June 30, 2006                          13.5%               14.4%
March 31, 2006                         14.0%               15.0%
December 31, 2005                      14.8%               15.7%
September 30, 2005                     11.5%               12.4%
June 30, 2005                          11.9%               12.9%

Regulatory minimum requirements         4.0%                8.0%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

There was no material change in the information provided in response to Item 7A of Mid-Wisconsin's Form 10-K for the year ended December 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of Mid-Wisconsin's President and Chief Executive Officer and the Chief Accounting Officer, evaluated the effectiveness of the design and operation of Mid-Wisconsin's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, such evaluation, the President and Chief Executive Officer and the Chief Accounting Officer concluded that Mid-Wisconsin's disclosure controls and procedures were effective. There was no change in Mid-Wisconsin's internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, Mid-Wisconsin's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

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

ITEM 4. SUBMISSIONS OF MATTERS TO VOTE OF SECURITIES HOLDERS

The annual meeting of shareholders of Mid-Wisconsin was held on April 25, 2006. The matters voted upon, including the number of votes cast for, against, withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

         MATTER                                                   SHARES
                                                                                     Broker
                                                For    Against  Withheld  Abstain   Non-Vote
1  Election of Directors
     Kathryn M. Hemer                       1,078,285    n/a     10,000      n/a        0
     Kurt D. Mertens                        1,087,655    n/a      6,832      n/a        0
     James F. Warsaw                        1,081,456    n/a        630      n/a        0
2  Approval of the appointment of
   independent auditor for the year
   ending December 31, 2006                 1,288,614   2,865    12,013        0        0

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

     MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  AUGUST 15, 2006   JAMES F. WARSAW
                         James F. Warsaw, President and Chief Executive Officer
                         (Principal Executive Officer)


Date:  AUGUST 15, 2006   RHONDA R. KELLEY
                         Rhonda R. Kelley, Controller
                         (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                      to
                                   FORM 10-Q
                                      of
                     MID-WISCONSIN FINANCIAL SERVICES, INC.
                  for the quarterly period ended June 30, 2006
                  Pursuant to Section 102(d) of Regulation S-T
                       (17 C.F.R. <section>232.102(d))



The following exhibits are filed as part this report:

31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002