Form 10-Q
period 2006-09-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2006-11-14
CIK 785024

FORM 10-Q
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended September 30, 2006

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
   Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ]

As of November 1, 2006 there were 1,638,676 shares of $0.10 par value common stock outstanding.

                    MID-WISCONSIN FINANCIAL SERVICES, INC.

                               TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                           PAGE

         Item 1.   Financial Statements:

                   Consolidated Balance Sheets
                   September 30, 2006 and December 31, 2005                3

                   Consolidated Statements of Income
                   Three Months Ended September 30, 2006 and 2005
                   And Nine Months Ended September 30, 2006 and 2005       4

                   Consolidated Statements of Changes in
                   Stockholders' Equity
                   Nine Months Ended September 30, 2006                    5

                   Consolidated Statements of Cash Flows
                   Nine Months Ended September 30, 2006 and 2005          5-6

                   Notes to Consolidated Financial Statements             7-8

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition
                   and Results of Operations                              8-24


         Item 3.   Quantitative and Qualitative Disclosures
                   About Market Risk                                      25


         Item 4.   Controls and Procedures                                25

PART II  OTHER INFORMATION

         Item 1A.  Risk Factors                                           25

         Item 6.   Exhibits                                               26

                   Signatures                                             26

                   Exhibit Index                                          26

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                           Mid-Wisconsin Financial Services, Inc.
                                     and Subsidiary
                              Consolidated Balance Sheets
                                                         September 30, 2006       December 31, 2005
                                                             (Unaudited)              (Audited)
ASSETS
Cash and due from banks                                       $11,748,997             $14,241,926
Interest-bearing deposits in other financial institutions          16,150                  19,596
Federal funds sold                                              5,230,309               9,133,605
Securities available for sale - at fair value                  80,510,386              76,822,771
Loans held for sale                                               197,599                 318,900
Loans receivable, net of allowance of
  $3,458,639 in 2006 and $3,028,048 in 2005                   338,504,891             307,342,034
Accrued interest receivable                                     2,372,251               1,928,159
Premises and equipment, net                                     9,136,257               9,026,908
Goodwill                                                          295,316                 295,316
Other investments - at cost                                     2,742,633               2,971,574
Other assets                                                    5,604,026               5,288,629
TOTAL ASSETS                                                 $456,358,815            $427,389,418
LIABILITIES AND STOCKHOLDERS' EQUITY
Non-interest-bearing deposits                                 $53,557,159             $46,372,791
Interest-bearing deposits                                     305,040,575             266,280,540
  Total deposits                                              358,597,734             312,653,331
Short-term borrowings                                          15,237,606              19,543,617
Federal Home Loan Bank borrowings                              32,500,000              44,000,000
Subordinated debentures                                        10,310,000              10,310,000
Accrued interest payable                                        1,859,116               1,720,055
Accrued expenses and other liabilities                          1,633,950               1,789,674
Total liabilities                                             420,138,406             390,016,677
Stockholders' equity:
  Common stock-Par value $.10 per share:
   Authorized - 6,000,000 shares
   Issued and outstanding -
   1,638,676 shares at September 30, 2006 and 1,704,018
   shares at December 31, 2005                                    163,868                 170,402
Additional paid-in capital                                     11,603,362              11,564,740
Retained earnings                                              25,054,060              26,235,828
Accumulated other comprehensive loss                             (600,880)               (598,229)
Total stockholders' equity                                     36,220,410              37,372,741
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $456,358,815            $427,389,418

   Book Value Per Share                                            $22.10                  $21.93

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                                   Mid-Wisconsin Financial Services, Inc.
                                             and Subsidiary
                                   Consolidated Statements of Income
                                              (Unaudited)
                                                      Three Months Ended                        Nine Months Ended
                                            September 30, 2006   September 30, 2005   September 30, 2006   September 30, 2005
Interest and dividend income:
  Loans, including fees                          $6,743,694           $5,354,780          $18,773,723          $14,552,200
  Securities
     Taxable                                        638,639              577,232           1,826,133             1,737,985
     Tax-exempt                                     224,588              231,307             673,925               709,691
  Other interest and dividend income                137,145               91,193             340,758               362,014
Total interest and dividend income                7,744,066            6,254,512          21,614,539            17,361,890
Interest expense:
  Deposits                                        3,131,380            1,619,739           7,798,626             4,183,198
  Short-term borrowings                             170,893              257,972             738,202               597,883
  Federal Home Loan Bank borrowings                 375,197              455,490           1,082,767             1,351,616
  Subordinated debentures                           153,567                    0             460,702                     0
Total interest expense                            3,831,037            2,333,201          10,080,297             6,132,697
Net interest income                               3,913,029            3,921,311          11,534,242            11,229,193
Provision for loan losses                           133,300              115,000             383,200               251,600
Net interest income after provision
  for loan losses                                 3,779,729            3,806,311          11,151,042            10,977,593
Non-interest income:
  Service fees                                      316,898              247,946             771,997               664,557
  Trust service fees                                222,842              243,317             684,832               674,267
  Investment product commissions                     85,899               67,628             256,746               178,176
  Other operating income                            234,445              300,801             829,826               960,532
Total non-interest income                           860,084              859,692           2,543,401             2,477,532
Non-interest expenses:
  Salaries and employee benefits                  1,963,932            1,682,061           5,568,500             4,838,935
  Occupancy                                         437,083              345,578           1,272,048             1,018,619
  Data processing and information systems           182,663              132,782             524,220               372,055
  Purchased core deposit amortization                     0               77,158                   0               231,474
  Other operating expenses                          695,960              621,217           1,997,368             1,968,917
Total non-interest expenses                       3,279,638            2,858,796           9,362,136             8,430,000
Income before provision for income taxes          1,360,175            1,807,207           4,332,307             5,025,125
Provision for income taxes                          438,394              663,028           1,409,213             1,699,051
Net income                                         $921,781           $1,144,179          $2,923,094            $3,326,074
Basic earnings per share                              $0.56                $0.67               $1.77                 $1.95
Diluted earnings per share                            $0.56                $0.67               $1.77                 $1.95
Cash dividends declared per share                     $0.22                $0.22               $1.06                 $1.06

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                                Mid-Wisconsin Financial Services, Inc.
                                         and Subsidiary
                      Consolidated Statement of Changes in Stockholders' Equity
                                       September 30, 2006
                                          (Unaudited)
                                                                                                 Accumulated
                                                                  Additional                        Other
                                            Common Stock            Paid-In         Retained    Comprehensive
                                         Shares        Amount       Capital         Earnings         Loss          Totals
Balance, December 31, 2005             1,704,018     $170,402     $11,564,740     $26,235,828     $(598,229)     $37,372,741
Comprehensive Income:
  Net Income                                                                        2,923,094                      2,923,094
  Other comprehensive loss                                                                           (2,651)          (2,651)
    Total comprehensive income                                                                                     2,920,443
Issuance of common stock                  16,000        1,600         574,400                                        576,000
Repurchase of common stock
returned to unissued                     (81,342)      (8,134)       (552,312)     (2,367,866)                    (2,928,312)
Stock-based compensation                                               16,534                                         16,534
Cash dividends paid, $1.06 per share                               (1,736,996)                                    (1,736,996)
Balance, September 30, 2006            1,638,676     $163,868     $11,603,362     $25,054,060     $(600,880)     $36,220,410

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

                          Mid-Wisconsin Financial Services, Inc.
                                     and Subsidiary
                          Consolidated Statements of Cash Flows
                                      (Unaudited)
                                                                     Nine months ended
                                                           September 30, 2006   September 30, 2005
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                                 $2,923,094           $3,326,074
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for depreciation and net amortization            618,786              720,770
        Provision for loan losses                                  383,200              251,600
        Loss on premises and equipment disposals                    10,396               11,726
        Loss on foreclosed real estate                              14,000                    0
        Federal Home Loan Bank stock dividends                           0             (101,600)
        Stock-based compensation                                    16,534                8,058
        Changes in operating assets and liabilities:
        Loans held for sale                                        121,301             (227,880)
        Other assets                                              (735,436)            (206,034)
        Other liabilities                                          (16,664)            (324,615)
  Net cash provided by operating activities                      3,335,211            3,458,099

ITEM 1.  Financial Statements Continued:

                                      Mid-Wisconsin Financial Services, Inc.
                                                and Subsidiary
                                      Consolidated Statements of Cash Flows
                                                  (Unaudited)
                                                                                       Nine months ended
                                                                        September 30, 2006            September 30, 2005
Cash flows from investing activities:
  Net (increase) decrease in interest-bearing deposits in other
  financial institutions                                                          3,446                      (499,041)
  Net decrease in federal funds sold                                          3,903,296                    18,571,445
  Securities available for sale:
    Proceeds from maturities                                                 14,206,690                    16,427,225
    Payment for purchases                                                   (17,875,295)                  (16,934,624)
  Federal Home Loan Bank stock redemption                                       228,941                             0
  Net increase in loans                                                     (31,585,057)                  (27,541,849)
  Capital expenditures                                                         (759,245)                   (3,018,000)
  Proceeds from sale of premises and equipment                                        0                           718
  Proceeds from sale of other real estate                                             0                        30,965
 Net cash used in investing activities                                      (31,877,224)                  (12,963,161)

 Cash flows from financing activities:
   Net increase (decrease) in deposits                                       45,944,403                    (7,840,145)
   Net increase (decrease) in short-term borrowing                           (4,306,011)                   20,335,502
   Principal payments on Federal Home Loan Bank borrowings                  (16,000,000)                            0
   Proceeds from Federal Home Loan Bank borrowings                            4,500,000                             0
   Issuance of common stock                                                     576,000                             0
   Payment for repurchase of common stock                                    (2,928,312)                            0
   Cash dividends paid                                                       (1,736,996)                   (1,805,792)
  Net cash provided by financing activities                                  26,049,084                    10,689,565

Net increase (decrease) in cash and due from banks                           (2,492,929)                    1,184,503
Cash and due from banks at beginning                                         14,241,926                    12,566,937
Cash and due from banks at end                                              $11,748,997                   $13,751,440
  Supplemental cash flow information:
    Cash paid during the year for:
      Interest                                                               $9,941,236                    $5,889,124
      Income taxes                                                           $1,400,000                    $1,992,148
  Noncash investing and financing activities:
       Loans transferred to other real estate                                   $39,000                       $56,216
       Loans charged off                                                        $74,155                      $103,511
       Loans made in connection with the sale of other real estate                   $0                       $40,707

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

Presented below are the calculations for basic and diluted earnings per share:

                                                    Three Months Ended       Nine Months Ended
                                                       September 30,           September 30,
                                                     2006        2005         2006         2005
                                                       (In thousands, except per share data)
Net income available to common stockholders         $922       $1,144       $2,923       $3,326
Weighted average shares outstanding                1,644        1,704        1,650        1,704
Effect of dilutive stock options outstanding           5            2            4            2
Diluted weighted average shares outstanding        1,649        1,706        1,654        1,706
Basic earnings per common share                    $0.56        $0.67        $1.77        $1.95
Diluted earnings per common share                  $0.56        $0.67        $1.77        $1.95

Note 3 - Loan Composition

                           September 30,   % of   December 31,   % of
                               2006        total      2005       total
                                        (dollars in thousands)
Commercial                    $56,211      16.4%     $55,706     18.0%
Commercial real estate        119,882      35.1%     107,920     34.8%
Agricultural                   42,524      12.4%      36,242     11.7%
Real estate construction       18,525       5.4%      14,080      4.5%
Real estate residential        95,462      27.9%      87,900     28.3%
Installment                     9,359       2.8%       8,522      2.7%
Total loans                  $341,963     100.0%    $310,370    100.0%

Note 4 - Deposit Composition

                                 September 30,    % of   December 31,   % of
                                      2006        total      2005       total
                                             (dollars in thousands)
Non-interest bearing demand         $53,557       14.9%     $46,373     14.8%
Interest-bearing demand              27,967        7.8%      30,016      9.6%
Savings deposits                    103,927       29.0%      73,840     23.6%
Time deposits                       146,913       41.0%     142,924     45.7%
Brokered deposits                    26,234        7.3%      19,500      6.3%
Total                              $358,598      100.0%    $312,653    100.0%

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

The following discussion and analysis is presented to assist in the understanding and evaluation of Mid-Wisconsin's consolidated financial condition and results of operations for the three months and nine months ended September 30, 2006 and 2005. It is intended to supplement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

Forward-looking statements made in this document are subject to risks and uncertainties. While Mid-Wisconsin believes that these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include those described under the caption "Forward-Looking Statements" in Item 1 of Mid-Wisconsin's Form 10-K for the year ended December 31, 2005 (the "2005 Form 10-K") and, from time to time, in Mid-Wisconsin's other filings with the Securities and Exchange Commission. Additional risk factors relating to an investment in Mid-Wisconsin common stock are described under Item 1A of the 2005 Form 10-K. Mid-Wisconsin does not intend to update forward-looking statements.

Critical Accounting Policy

The consolidated financial statements of Mid-Wisconsin are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industry in which its operates. This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.
Management believes the following policy is both important to the portrayal of Mid-Wisconsin's financial condition and requires subjective or complex judgments and, therefore, is a critical accounting policy.

Allowance for Loan Losses
Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover credit losses within the loan portfolio and the material effect that these estimates can have on Mid-Wisconsin's results of operations. The evaluation of the allowance for loan losses at September 30, 2006 results in management's conclusion that the allowance is adequate. Under adversely different conditions or assumptions, Mid-Wisconsin would need to increase the allowance.

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

New Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN48"). The new statement clarifies the accounting for uncertainty in income taxes recognized in the consolidated financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". This Interpretation prescribes the recognition threshold and measurement for the recognition in the financial statements of a tax position taken or expected to be taken in a tax return. FIN 48 clarifies that an enterprise should recognize the financial statement effects of a tax position when that position will more likely than not be sustained by a tax authority upon examination. We are in the process of evaluating the impact of this new pronouncement on our consolidated financial statements for 2006.

Results of Operations - Highlights in the Quarter

Mid-Wisconsin Financial Services, Inc. reported 2006 third quarter net income of $922,000, or $0.56 per diluted share, compared to $1.1 million, or $0.67 per diluted share for the third quarter of 2005. Net income was $2.9 million or $1.77 per diluted share for the nine months ended September 30, 2006 compared to $3.3 million or $1.95 per fully diluted share for the same period in 2005.

Key factors affecting the current quarter results were:

   O Average loans for the third quarter of 2006 increased to $336.1 million or 9.6% above the average for the third quarter of 2005. Average loans for the nine month period ended September 30, 2006 were $323.8 million an increase of 10.4% over the comparable 2005 figure.

   O Average deposits for the third quarter of 2006 were $346.8 million or an increase of 17.1% over the related 2005 third quarter amount. The increase was primarily in the higher cost Premier Money Market savings which averaged $42.3 million for the third quarter in 2006 compared to $.3 million for the related quarter in 2005. Year-to-date average deposits of $324.9 million as of September 30, 2006 increased $32.3 million compared to the related nine-month period of 2005 due to growth in higher yielding time deposits and in the Premier Money Market account.

   O The overall rate earned on interest-earning assets was 7.36% for the third quarter of 2006 compared with 6.44% earned in the comparable third quarter of 2005. While the overall rate earned on interest-earning assets increased .92% in the three-month quarterly comparison, the overall rate paid on interest-bearing liabilities increased 1.38% during the same period. For the first nine months of 2006, the overall rate earned on interest-earning assets was 7.18% versus the 6.15% recorded in the related 2005 period. This increase of 1.13% in the yield on interest-earning assets was offset by a 1.32% increase in the overall rate paid on interest-bearing liabilities in a nine-month comparison of rates.

   O On a taxable-equivalent basis, net interest income of $4.0 million for the third quarter of 2006 was the same as that earned in the third quarter of 2005. The increase in interest income for the quarter due to positive loan rate and volume variances was offset by the increased rates paid on deposits and growth in higher cost deposit accounts. Net interest income on a taxable-equivalent basis was $11.9 million for the nine months ended September 30, 2006, an increase of $.3 million compared to the related 2005 period.

   O Loan quality remained strong as the Company had net recoveries of $.1 million for the third quarter of 2006. On a year-to-date basis, net recoveries of $48,000 were recorded in 2006 compared with net charge-offs of $64,000 for the nine months of 2005.

   O Non-interest expense of $3.3 million for the third quarter of 2006 increased $.4 million over the comparable 2005 third quarter amount. The increase was primarily due to additional costs related to branch expansion and information technology expenses. For the nine months ended September 30, 2006, non-interest expense was $9.4 million compared with $8.4 in the related 2005 period. This increase was attributable to higher salaries and benefits due to additional staffing, additional occupancy costs and higher information technology expenses.

The following Table 1 presents quarterly summary results of operations.

Table 1: Summary Results of Operations
(dollars in thousands, except per share data)
                                                                      Quarter Ended
                                              September 30,   June 30,   March 31,   December 31,   September 30,
                                                   2006         2006        2006          2005           2005
Results of operations:
Interest income                                  $7,744        $7,162      $6,709       $6,588         $6,255
Interest expense                                  3,831         3,323       2,927        2,648          2,334
Net interest income                               3,913         3,839       3,782        3,940          3,921
Provision for loan losses                           133           125         125           90            115
Net interest income after
provision for loan losses                         3,780         3,714       3,657        3,850          3,806
Non-interest income                                 860           872         811          834            860
Non-interest expenses                             3,280         3,125       2,957        3,046          2,859
Income before provision for
income taxes                                      1,360         1,461       1,511        1,638          1,807
Provision for income taxes                          438           476         495          576            663
Net income                                         $922          $985      $1,016       $1,062         $1,144

Return on average assets                           0.82%         0.92%       0.96%        1.01%          1.10%
Return on average equity                          10.45%        11.24%      11.32%       11.51%         12.48%
Equity to assets                                   7.81%         8.11%       8.39%        8.67%          8.71%
Net interest margin                                3.78%         3.92%       3.90%        4.08%          4.12%
Average Balance Sheet
Loans net of unearned income                   $336,119      $320,854    $314,212     $312,358       $303,744
Assets                                          448,084       428,843     424,717      422,381        417,692
Deposits                                        346,786       315,421     312,082      304,246        296,241
Short-term borrowings                            17,330        26,923      25,584       22,559         32,311
Federal Home Loan Bank borrowings                34,359        37,000      37,233       46,065         49,000
Stockholders' equity                             35,286        35,046      35,906       36,909         36,662
Ending Balance Sheet
Loans net of unearned income                   $341,964      $329,623    $314,916     $310,370       $311,604
Assets                                          456,359       441,187     424,504      427,389        423,866
Deposits                                        358,598       329,322     315,279      312,653        295,547
Federal Home Loan Bank borrowings                32,500        37,000      37,000       44,000         49,000
Subordinated debentures                          10,310        10,310      10,310       10,310              0
Stockholders' equity                             36,220        34,893      35,321       37,373         36,963
Financial Condition Analysis
Total risk-based capital                          14.26%        14.43%      14.98%      12.59%          12.44%
Net charge-offs to average loans                   0.00%         0.00%       0.01%       0.02%           0.01%
Nonperforming assets to gross loans                0.53%         0.58%       0.61%       0.49%           0.72%
Efficiency ratio                                  66.94%        64.60%      62.68%      62.18%          58.26%
Net interest income to average assets              0.87%         0.90%       0.89%       0.93%           0.94%
Non-interest income to average assets              0.19%         0.20%       0.19%       0.20%           0.21%
Non-interest expenses to average assets            0.73%         0.73%       0.70%       0.71%           0.67%
Stockholders' Data
Basic and diluted earnings per share              $0.56         $0.60       $0.61       $0.62           $0.67
Book value per share                             $22.10        $21.29      $21.55      $21.93          $21.70
Dividends per share                               $0.22         $0.62       $0.22       $0.22           $0.22
Dividend payout ratio                              39.1%        103.1%       35.5%       35.3%           32.8%
Average common shares outstanding-basic           1,639         1,639       1,662       1,704           1,704
Average common shares outstanding-diluted         1,644         1,642       1,665       1,706           1,706
Stock Price Information
High                                             $38.25        $36.50      $37.00      $35.40          $34.00
Low                                               36.00         36.00       35.40       32.90           33.00
Market price at quarter end (1)                   37.75         36.00       36.50       35.40           33.00

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

Table 2:  Quarterly Net Interest Income Analysis - Taxable Equivalent Basis
(dollars in thousands)
                                               Three months ended September 30, 2006    Three months ended September 30, 2005
                                                Average      Interest       Average     Average     Interest        Average
                                                Balance   Income/Expense   Yield/Rate   Balance   Income/Expense   Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                              $336,119         $6,754        7.97%     $306,699        $5,362        6.94%
Investment securities:
  Taxable                                        57,188            639        4.43%       57,081           577        4.01%
  Tax exempt (2)                                 20,995            340        6.43%       21,593           350        6.44%
Other interest earning assets                     9,930            137        5.48%        7,539            91        4.80%
Total earning assets                           $424,232         $7,870        7.36%     $392,912        $6,380        6.44%

Cash and due from banks                         $11,362                                  $12,698
Other assets                                     15,800                                  $15,037
Allowance for loan losses                        (3,310)                                  (2,955)
Total assets                                   $448,084                                 $417,692

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing demand                       $30,551           $183       2.38%       $29,045           $93        1.26%
  Savings deposits                               94,246            848       3.57%        63,348           236        1.48%
  Time deposits                                 178,550          2,100       4.67%       159,781         1,291        3.21%
Short-term borrowings                            17,330            171       3.91%        32,311           258        3.17%
Long-term borrowings                             34,359            375       4.33%        49,000           455        3.69%
Subordinated debenture                           10,310            154       5.98%             0             0        0.00%
Total interest bearing liabilities             $365,346         $3,831       4.16%      $333,485        $2,333        2.78%

Demand deposits                                  43,439                                   44,066
Other liabilities                                 4,013                                    3,479
Stockholders' equity                             35,286                                   36,662
Total liabilities and stockholders' equity     $448,084                                 $417,692

Net interest income and rate spread                             $4,039       3.20%                      $4,047       3.66%
Net interest margin                                                          3.78%                                   4.09%

   (1) Non-accrual loans are included in the daily average loan balances outstanding.
   (2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
   (3) Interest income includes net loan fees.

Table 3:  Quarterly Interest Income and Expense Volume and Rate Analysis
(dollars in thousands)
                                           2006 compared to 2005
                                         Increase (Decrease) Due to
                                      Volume          Rate         Net
Interest Income:
  Loans                                 $515          $879       $1,393
Investment securities:
  Taxable                                  1            60           62
  Tax exempt                             (10)           (1)         (10)
Other interest income                     29            17           46
Total earning assets                     535           956        1,490

Interest Expense:
  Interest bearing demand                  5            86           91
  Savings deposits                       115           497          612
  Time deposits                          152           657          809
  Short-term borrowings                 (120)           32          (87)
  Long-term borrowings                  (136)           55          (80)
  Subordinated debentures                  0           154          154
Total interest-bearing liabilities        16         1,481        1,498
Net Interest Income                     $519         $(525)         $(8)

For the three month periods ended September 30, 2006 and 2005, net interest income on a taxable-equivalent basis was $4.0 million. The change in net interest margin due to increased loan rates and volume was offset by the added volume and higher cost of deposits incurred during the period and an unfavorable yield curve. The net interest margin percentage for the three months ended September 30, 2006 decreased to 3.78% from 4.09% for the comparable 2005 period.

Table 4:  Year-to-Date Net Interest Income Analysis - Taxable Equivalent Basis
(dollars in thousands)
                                                      Nine months ended September 30, 2006   Nine months ended September 30, 2005
                                                     Average      Interest       Average     Average     Interest        Average
                                                     Balance   Income/Expense   Yield/Rate   Balance   Income/Expense   Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                                   $323,809        $18,805         7.76%   $293,196        $14,576         6.65%
Investment securities:
  Taxable                                             56,200          1,826         4.34%     57,583          1,738         4.04%
  Tax exempt (2)                                      20,996          1,020         6.49%     22,014          1,076         6.53%
Other interest earning assets                          8,731            341         5.22%     12,859            362         3.76%
Total earning assets                                $409,736        $21,991         7.18%   $385,652        $17,752         6.15%

Cash and due from banks                              $11,763                                 $12,191
Other assets                                          15,643                                 $14,259
Allowance for loan losses                             (3,174)                                 (2,897)
Total assets                                        $433,968                                $409,205

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing demand                            $30,556          $487          2.13%    $30,108           $232         1.03%
  Savings deposits                                    85,269         1,993          3.12%     67,079            625         1.25%
  Time deposits                                      166,425         5,318          4.27%    151,939          3,326         2.93%
Short-term borrowings                                 23,249           738          4.24%     27,982            598         2.86%
Long-term borrowings                                  36,187         1,083          4.00%     49,000          1,352         3.69%
Subordinated debentures                               10,310           461          5.98%          0              0
Total interest bearing liabilities                  $351,996       $10,080          3.83%   $326,108         $6,133         2.51%

Demand deposits                                       42,640                                  43,456
Other liabilities                                      3,921                                   3,364
Stockholders' equity                                  35,411                                  36,277
Total liabilities and stockholders' equity          $433,968                                $409,205

Net interest income and rate spread                                $11,911          3.35%                   $11,619         3.64%
Net interest margin                                                                 3.89%                                   4.03%

   (1) Non-accrual loans are included in the daily average loan balances outstanding.
   (2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
   (3) Interest income includes net loan fees.

Table 5:  Year-to-Date Interest Income and Expense Volume and Rate Analysis
(dollars in thousands)
                                          2006 compared to 2005
                                        Increase (Decrease) Due to
                                       Volume       Rate        Net
Interest Income:
  Loans                                $1,523      $2,706      $4,229
Investment securities:
  Taxable                                 (42)        129          88
  Tax exempt                              (49)         (7)        (56)
Other interest income                    (116)         95         (21)
Total earning assets                    1,316       2,924       4,239

Interest Expense:
  Interest bearing demand                  $4        $251        $255
  Savings deposits                        170       1,198       1,368
  Time deposits                           317       1,675       1,992
  Short-term borrowings                  (101)        241         140
  Long-term borrowings                   (354)         85        (269)
  Subordinated debentures                   0         461         461
Total interest-bearing liabilities         36       3,912       3,947
Net Interest Income                    $1,280       $(988)       $292

For the nine months ended September 30, 2006 and 2005, net interest income grew $.3 million to $11.9 million or 2.5% above the prior year figure. Average interest-earning assets increased 6.2% between periods due to higher loan growth which was partially offset by a reduction in the investment portfolio balances. Average loans for the nine months ended September 30, 2006 were $323.8 million or a 10.4% increase over the related 2005 balance of $293.2 million. While volumes have increased, loan pricing pressures have decreased the spread on new and existing loans. Average deposits for the first nine months of 2006 increased $32.3 million to $324.9 million compared with $292.6 million for the comparable 2005 figure. Also, deposits migrated from lower cost savings deposits and transaction accounts into higher yielding accounts. The balance in the higher yielding Premier Money Market account has grown to $52 million at September 30, 2006 compared with $4 million at September 30, 2005. Interest related to the issuance of Trust Preferred Subordinated Debentures also increased the overall rate paid on interest-bearing liabilities. For the nine months ended September 30, 2006 and 2005, the overall net interest margin was 3.89% and 4.03%, respectively.

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

Management believes that the current provision conforms to Mid-Wisconsin's allowance for loan loss policy and is adequate in view of the present condition of Mid-Wisconsin's loan portfolio. However, should a decline in the quality of the loan portfolio or significant charge-offs against the allowance occur higher provisions will need to be made in the future. The provision for loan losses for the third quarter 2006 was $133,000 compared to $115,000 for the comparable period last year. The year-to-date provision for loan losses was $383,000 compared to $252,000 for the nine months ended September 30, 2005.
The allowance for loan losses to total loans increased slightly to 1.01% at September 30, 2006 compared with 0.98% at June 30, 2006 and 0.99% at September 30, 2005. See additional discussion relating to nonperforming loans under section "Allowance for Loan Losses."

Non-interest Income

Table 6:  Non-interest Income
(dollars in thousands)
                                                Three months ended                     Nine months ended
                                     September 30,   September 30,   Percent   September 30,   September 30,   Percent
                                          2006            2005       Change         2006            2005       Change
Service fees                              $317            $248         27.8%        $772            $665         16.1%
Trust service fees                         223             243         -8.2%         684             674          1.5%
Investment product commissions              86              68         26.5%         257             178         44.4%
Gains from sale of loans                    35              97        -63.9%         190             224        -15.2%
Bank owned life insurance                   19              22        -13.6%          79              80         -1.3%
Other operating income                     180             182         -1.1%         561             657        -14.6%
Total noninterest income                  $860            $860          0.0%      $2,543          $2,478          2.6%

Service fees have increased $69,000 during the third quarter 2006 compared to third quarter 2005 due to the introduction of a new overdraft protection program in July 2006.

The Trust and Investment department completed a restructuring process which involved implementing a new business strategy based on client relationships vs. transactional services which resulted in lower investment fees during 2005. Insurance associates were added to concentrate on the delivery of life, health, long-term care, disability insurance and annuities. In the first quarter of 2006, the Trust and Investment Department transitioned to a new trade name, Mid-Wisconsin Wealth Management. Also, a new retail brokerage platform was selected to expand investment options for customers. Non-interest income generated from this group remained approximately the same in a comparison of third quarter revenue amounts for 2006 and 2005, and increased $89,000 during 2006 on a year-to-date basis over the comparable 2005 figure due to appreciation of the trust portfolio and additional income derived from the sale of annuity and life insurance commission products.

Housing starts and sales of existing homes has slowed during 2006. The Bank has realized a decrease in fees from the sale of real estate loans to the secondary market for the third quarter 2006 and year-to-date.

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

Table 7:  Non-interest Expense
(dollars in thousands)
                                             Three months ended                     Nine months ended
                                  September 30,  September 30,  Percent  September 30,  September 30,     Percent
(dollars in thousands)                 2006           2005      Change        2006           2005         Change
Salaries and employee benefits       $1,964          $1,682       16.8%      $5,569         $4,839          15.1%
Occupancy                               437             346       26.3%       1,272          1,019          24.8%
Data processing and
information systems                     183             133       37.6%         524            372          40.9%
Amortization of intangibles               0              77     -100.0%           0            231        -100.0%
Other operating expenses                696             621       12.1%       1,997          1,969           1.4%
Total noninterest expenses           $3,280          $2,859       14.7%      $9,362         $8,430          11.1%

During 2006, salaries and employee benefits increased as additional staff was added in the Wealth Management Department, two new full-service bank branches were fully staffed, and a holding company CEO was added. The number of full-time equivalent employees increased to 179 at September 30, 2006 from 147 at September 30, 2005. During the first quarter 2006, the level of reserves supporting the self-funded health insurance plan was decreased which resulted in a one time reversal of expense of $140,000. The net effect of this item was an increase in net after tax earnings of $84,000, or $0.05 per share.

Occupancy expense increased $253,000 during 2006 compared to the same period in 2005 as a result of increased depreciation, rent expense, and utility costs, due in part to the opening of the Rib Mountain branch in September 2005 and the Minocqua branch in June 2006. Data processing expense increased during 2006 due to technology enhancements and upgrades purchased to facilitate product offerings and future branch expansion.

BALANCE SHEET ANALYSIS

Loans

The growth in loans at September 30, 2006 of $31.6 million or 10.2% since year-end 2005 has been exhibited primarily in the commercial real estate, real estate construction and agricultural loan categories. Residential real estate balances have also increased during the same nine month period comparison due to the introduction of a seven-year fixed rate product and a reduction of sales of mortgages to the secondary market. Although commercial and commercial real estate pipelines appear healthy for the fourth quarter, competitive pricing pressures have narrowed rates and spreads thereby adding pressure on the overall net interest margin. Repricing of loans has resulted in more fixed rate loans compared with the variable rate loans recorded in the past which has impacted the overall interest sensitivity of Mid-Wisconsin. Finally, the growth in residential real estate loans is expected to slow due to fewer housing starts and fewer home sales in our markets.

Allowance for Loan Losses

The loan portfolio is the primary asset subject to credit risk. To account for this risk, Mid-Wisconsin sets aside an allowance for possible loan losses through periodic charges to earnings. Credit risk is controlled and monitored through the use of underwriting procedures, comprehensive loan administration, and ongoing review of borrowers' outstanding loans and commitments. Asset quality administration, including early identification of problem loans and timely resolution of problems, further enhances management of credit risk and minimization of loan losses.

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

The allowance for loan losses at September 30, 2006 was $3.5 million compared to $3.0 million at December 31, 2005.

Table 8:  Loan Loss Experience
(dollars in thousands)
                                          September 30,           December 31,
                                        2006        2005              2005
Allowance for loan losses at
beginning of year                      $3,028      $2,820            $2,820
Loans charged off                         (74)       (104)             (177)
Recoveries                                122          40                43
Provision for loan losses                 383         252               342
Allowance for loan losses at
end of period                          $3,459      $3,008            $3,028
Nonperforming assets
  Nonaccrual loans not
  considered impaired                  $1,072      $1,071              $255
  Impaired loans                          145         745               877
  Accruing loans past due 90
  days or more                             21          22                19
  Restructured loans                      548         370               365
Total nonperforming loans               1,786       2,208             1,516
  Other real estate owned                  25          56                 0
Total nonperforming assets             $1,811      $2,264            $1,516
RATIOS
Ratio of allowance for loan
losses to net charge offs                 0.0        30.0              22.6
Ratio of allowance for loan
losses to total loans at end of
period      1                             .01%        0.99%            0.97%
Ratio of net charge-offs to
average loans outstanding               -0.01%        0.03%            0.04%
Nonperforming loans to total
loans                                    0.52%        0.65%            0.49%
Nonperforming assets to total
assets                                   0.40%        0.47%            0.35%

In the opinion of management, the allowance for loan losses was adequate as of September 30, 2006. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such changes on borrowers.

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

Nonperforming loans decreased to $1.8 million compared to $1.9 million at June 30, 2006 and $2.2 million at September 30, 2005. Nonaccrual loans were $1.1 million at September 30, 2006 and 2005 compared with $.9 million at June 30, 2006. Impaired loans decreased $.3 million during the quarter and were $.6 million less than the September 30, 2005 figure. Restructured loans remained approximately the same at $.6 million at September 30 and June 30, 2006. The ratio of non-performing loans to total loans improved to .52% at September 30, 2006 compared with .56% at June 30, 2006 and .65% at September 30, 2005 as credit quality remained strong.

Deposits

Deposits are Mid-Wisconsin's largest source of funds and have funded the loan growth experienced during 2006. At September 30, 2006, deposits were $358.6 million, up $45.9 million from year-end 2005. Average deposits for the quarters ended September 30, 2006 and 2005 were $346.8 million and $296.2 million, respectively. Deposit growth primarily came from the higher cost Premier Money Market accounts and an increase in time deposits. The opening of the branches in Minocqua and Wausau as well as existing markets have all contributed towards the increase in deposits.

Table 9:  Average Deposit Composition
(dollars in thousands)
                                       Three Months Ended                            Nine Months Ended
                                 September 30,   September 30,                 September 30,   September 30,
                                      2006            2005       Change             2006            2005       Change
Non-interest bearing demand         $43,439         $44,066      $(627)           $42,640         $43,456       $(816)
Interest-bearing demand              30,551          29,045      1,506             30,556          30,108         448
Savings deposits                     94,247          63,349     30,898             85,269          67,079      18,190
Time deposits                       152,315         140,356     11,959            145,169         136,494       8,675
Brokered deposits                    26,234          19,425      6,809             21,256          15,445       5,811
Total                              $346,786        $296,241    $50,545           $324,890        $292,582     $32,308

Mid-Wisconsin's retail deposit growth is continuously influenced by competitive pressure from other financial institutions, as well as other investment opportunities available to customers. Emphasis continues to be placed on generating additional core deposits through new product offerings and expanding existing relationships, specifically with loan customers, by cross selling additional deposit products. Mid-Wisconsin may also continue to increase brokered deposits during 2006 as an additional source of funds to provide for loan growth in the event that core deposit growth goals would not be attained.

Other Funding Sources

Other funding sources including short-term borrowings, Federal Home Loan Bank ("FHLB") borrowings, and subordinated debentures decreased $15.8 million to $58.0 million at September 30, 2006 compared to $73.8 million at year-end 2005. Due to the Bank's liquidity position and the overall increase in core deposit growth, $11.5 million of FHLB borrowings were not renewed.

In 2005, Mid-Wisconsin Statutory Trust I (the "Trust"), a Delaware Business Trust subsidiary of Mid-Wisconsin, issued $10.0 million in trust preferred securities. The Trust used the proceeds from the offering along with Mid-Wisconsin's common ownership investment to purchase $10.3 million of Mid-Wisconsin's subordinated debentures (the "debentures"). The trust preferred securities and the debentures mature on December 15, 2035, and have a fixed rate of 5.98% until December 15, 2010, after which they will have a floating rate equal to the three-month LIBOR rate plus 1.43%.

Off-Balance Sheet Obligations

As of September 30, 2006 and December 31, 2005, Mid-Wisconsin has the following commitments, which do not appear on its balance sheet:

Table 10: Commitments
(dollars in thousands)
                                 September 30, 2006   December 31, 2005
Commitments to extend credit:
     Fixed rate                        $18,446             $13,080
     Adjustable rate                    27,268              26,859
Standby and irrevocable letters
of credit-fixed rate                     4,134               3,696
Credit Card Commitments                  5,754               6,105

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

Table 11:  Contractual Obligations
(dollars in thousands)
                                   Total    < 1year     1-3 years     3-5 years     > 5 years
Federal Home Loan Bank
borrowings                        $32,500   $20,000       $12,500        $-             $-
Subordinated debentures            10,310       -             -           -           10,310
Total contractual obligations     $42,810   $20,000       $12,500        $-          $10,310

Liquidity

Liquidity management refers to the ability to ensure that cash is available in a timely manner to meet loan demand and depositor's needs and to service liabilities as they become due, without undue cost or risk. Mid-Wisconsin and the Bank have different liquidity considerations.

Mid-Wisconsin's primary sources of funds are dividends from the Bank, and net proceeds from borrowings and the offerings of subordinated debentures. Mid-Wisconsin manages its liquidity position to provide the funds necessary to pay dividends to its shareholders and to service debt. Dividends received from the Bank totaled $500,000 in 2006.

The Bank meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity is derived from the maturity of the investment portfolio, maturing loans, loan payments, deposit growth, borrowings and strong capital position.

The main source of funding for the $31.6 million growth in the loan portfolio during the first nine months of 2006 was the $45.9 million increase in deposits during the comparable period.

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

Management believes the Bank's liquidity resources will be sufficient in 2006 to fund the growth in loans and meet other cash needs when necessary. Management expects that deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with its earnings base, and a strong capital position. Shorter-term liquidity needs, if necessary, will be derived primarily from growth in short-term borrowings and FHLB advances and access to other funding sources.

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

Capital

Stockholders' equity at September 30, 2006 was $36.2 million compared to $37.4 million at December 31, 2005. The decrease in stockholders' equity in 2006 was due primarily to the stock tender offer completed in the first quarter, and payment of dividends with an offsetting increase from the retention of retained earnings and issuance of common stock. Cash dividends paid were $1.06 per share in 2006 and 2005. Stockholders' equity at September 30, 2006 included $.6 million of accumulated other comprehensive loss, related to unrealized losses on securities available for sale, net of the tax effect. At December 31, 2005, stockholders' equity included $.6 million of accumulated other comprehensive loss related to unrealized losses on securities.

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

The adequacy of Mid-Wisconsin's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. Management feels the capital structure of Mid-Wisconsin is adequate. The following are Mid-Wisconsin's risk based capital ratios for the previous five quarters:

Table 12:  Mid-Wisconsin Capital Ratios
                                      Tier 1 Capital    Total Capital
September 30, 2006                          13.3%             14.3%
June 30, 2006                               13.5%             14.4%
March 31, 2006                              14.0%             15.0%
December 31, 2005                           14.8%             15.7%
September 30, 2005                          11.5%             12.4%

Regulatory minimum requirements              4.0%              8.0%

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

In designing and evaluating the disclosure controls and procedures, management of Mid-Wisconsin recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that the disclosure of controls and procedures provide reasonable assurance of achieving its control objectives.

There were no changes in the internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

                              MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  NOVEMBER 14, 2006      JAMES F. WARSAW
                              James F. Warsaw, President and
                              Chief Executive Officer
                              (Principal Executive Officer)


Date:  NOVEMBER 14, 2006      PAUL H. EWIG
                              Paul H. Ewig, Chief Financial Officer
                              (Principal Financial and Accounting Officer)



                                 EXHIBIT INDEX
                                       to
                                   FORM 10-Q
                                       of
                    MID-WISCONSIN FINANCIAL SERVICES, INC.
              for the quarterly period ended September 30, 2006
                Pursuant to Section 102(d) of Regulation S-T
                       (17 C.F.R. <section>232.102(d))



The following exhibits are filed as part this report:

31.1    Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
        2002
31.2    Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
        2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002