Form 10-K
period 2006-12-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2007-03-23
CIK 785024

FORM 10-K

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  __________

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 2006

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from ................to............

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                            Yes [ ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                            Yes [ ]     No [X]

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
 Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

As of March 1, 2007, 1,639,907 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2006, was approximately $54,160,236. For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement dated March 23, 2007 (to the extent specified herein): Part III

                    MID-WISCONSIN FINANCIAL SERVICES, INC.

                                2006 FORM 10-K
                               TABLE OF CONTENTS


                      Description                                 Page No.

PART I
           ITEM 1.   Business                                          3
           ITEM 1A.  Risk Factors                                      7
           ITEM 1B.  Unresolved Staff Comments                        11
           ITEM 2.   Properties                                       11
           ITEM 3.   Legal Proceedings                                11
           ITEM 4.   Submission of Matters to a Vote of
                     Security Holders                                 12

PART II
           ITEM 5.   Market for the Registrant's Common Equity
                     and Related Stockholder Matters                  12
           ITEM 6.   Selected Financial Data                          15
           ITEM 7.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations    16
           ITEM 7A.  Quantitative and Qualitative Disclosures
                     About Market Risk39
           ITEM 8.   Financial Statements and Supplementary Data      39
           ITEM 9.   Changes In and Disagreements With Accountants
                     on Accounting and Financial Disclosure           74
           ITEM 9A.  Controls and Procedures                          74
           ITEM 9B.  Other Information                                74

PART III
           ITEM 10.  Directors and Executive Officers of the
                     Registrant                                       74
           ITEM 11.  Executive Compensation                           75
           ITEM 12.  Security Ownership of Certain Beneficial
                     Owners and Management and Related
                     Stockholders Matters                             76
           ITEM 13.  Certain Relationships and Related Transactions   76
           ITEM 14.  Principal Accountant Fees and Services           76

PART IV
           ITEM 15.  Exhibits, Financial Statement Schedules,
                     and Reports on Form 8-K                          77

                                    PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management's view as of any subsequent date. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements may be identified by, among other things, expressions of beliefs or expectations that certain events may occur or are anticipated, and projections or statements of expectations.
Risks, uncertainties, and assumptions relating to forward-looking statements include changes in fiscal and monetary policies, general business and economic conditions, increased competition, changes in laws and regulation that govern our operations, the inability to execute expansion plans, the timely development and acceptance of new products and services, changes in customers' preferences for types and sources of financial services, unforeseen liabilities arising from current or prospective claims or litigation, and errors in the application of critical accounting policies. These and other risks, uncertainties, and assumptions are described under the caption "Risk Factors" in Item 1A of this Annual Report on Form 10-K and from time to time in our other filings with the Securities and Exchange Commission after the date of this report. We specifically disclaim any obligation to update factors or to publicly announce the results of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments.

GENERAL

Our subsidiary operates under the name Mid-Wisconsin Bank (the "Bank") and has its principal office in Medford, Wisconsin. We, as the sole shareholder of the Bank, are a bank holding company. As a bank holding company organized as a Wisconsin corporation in 1986, we are registered with, and are subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Except as may otherwise be noted, this annual report on Form 10-K describes our business and that of the Bank in effect on December 31, 2006.

THE BANK

The Bank was incorporated on September 1, 1890, as a state bank under the laws of Wisconsin. The Bank operates thirteen retail banking locations throughout central and northern Wisconsin serving markets in Clark, Eau Claire, Lincoln, Marathon, Oneida, Price, and Taylor counties. In April 2007, the Bank will open an office in Vilas county.

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

The Wealth Management area offers a wide variety of fiduciary, investment management and advisory services to individuals, corporations, charitable trusts and foundations through its trust, brokerage, insurance and private client banking areas. The Bank also administers pension, profit sharing and other employee benefit plans, and personal trusts and estates. The Bank provides discount and full-service brokerage services, including the sale of fixed and variable annuities, insurance services, mutual funds and securities.

In addition to its banking operations, the Bank owns Excel Real Estate Services, Inc. ("Excel"). Excel, which commenced operations in January 2004, provides real estate appraisal and title insurance services for the Bank.

All of our products and services are directly or indirectly related to the business of community banking and all activity is reported as one segment of operations. All revenue, profit and loss, and total assets are reported in one segment and represent our entire operations.

In April 2007, the Bank will open a full-service facility in Eagle River, Wisconsin. We believe opening branches in adjacent markets capitalizes on existing management and customer relationships. We have a policy of pursuing opportunities to acquire additional bank subsidiaries or branch offices so that, at any given time, we may be engaged in some tentative or preliminary discussions for such purpose with officers, directors or principal shareholders of other holding companies or banks. There are no plans, understandings, or arrangements, written or oral, regarding acquisitions as of the date hereof.

EMPLOYEES

As of December 31, 2006, we employed 145 full-time equivalent employees. Also, we consider the relationship with our employees to be good.

BANK MARKET AREA AND COMPETITION

The Bank competes for loans, deposits and financial services in all of its principal markets. Much of this competition comes from companies which are larger and have greater resources. The Bank competes directly with other banks, savings associations, credit unions, finance companies, mutual funds, life insurance companies, and other financial and non-financial companies. Many of these nonbank competitors offer products and services that are functionally equivalent to the products and services offered by the Bank. Competition involves efforts to obtain new deposits and interest rates paid on deposits and charged on loans, as well as other aspects of banking.

EXECUTIVE OFFICERS

The executive officers of Mid-Wisconsin as of March 1, 2007, their ages, offices and principal occupation during the last five years are set forth below.

     NAME            OFFICES AND POSITIONS HELD                 DATE OF ELECTION

James F. Warsaw     President, Chief Executive Officer             December 2005
Age: 56             of Mid-Wisconsin and Bank

                    Previously, Bank Consultant, November 2003 to December 2005; Executive Vice President, Bank of Ann Arbor, February 2003 to November 2003; President and COO, Amcore Bank, NA, December 1998 to April 2001


Paul H. Ewig        Chief Financial Officer of Mid-Wisconsin       October 2006
Age:  55            and Bank

                    Previously, Financial Services Consultant
                    September 2003-October 2006; Chief
                    Financial Officer Marshall & Ilsley Trust
                    Company April 1997-August 2003 and also Chief Operating Officer August 2002-August 2003.


Gene C. Knoll       Vice President of Mid-Wisconsin and Chief      December 2005
Age:  53            Credit Officer of the Bank

                    Previously, President of Mid-Wisconsin
                    October 1996 to December 2005


John W. Lohre       Vice President of Mid-Wisconsin and            February 2007
Age:  59            President of Wealth Management Services
                    Group-Bank

                    Previously, Vice President, Port Washington
                    State Bank May 2001 to February 2007


Scot G. Thompson    Vice President of Mid-Wisconsin and Regional   February 2007
Age:  44            President of Bank-Eastern Region

                    Previously, Vice President of M&I Bank
                    November 2001 to February 2007


William A. Weiland  Secretary and Treasurer of Mid-Wisconsin       May 1998
Age:  52            and Regional President of Bank-Central Region


All executive officers are elected annually by the board of directors at the annual meeting and hold office until the next annual meeting of the board of directors, or until their respective successors are elected and qualified.

REGULATION AND SUPERVISION

Financial institutions, bank holding companies and their affiliates are subject to regulation under both federal and state law. As a registered financial holding company, we are subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the BHCA. The Bank is subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC") and, as a Wisconsin chartered bank, by the Wisconsin Department of Financial Institutions.

The Federal Reserve Board expects a financial holding company to be a source of strength for its subsidiary banks. As such, we may be required to take certain actions or commit certain resources to the Bank when we might otherwise choose not to do so. Under federal and state banking laws, holding companies and banks are also subject to regulations which govern capital and reserve requirements, loans and loan policies (including the extension of credit to affiliates), deposits, dividend limitations, establishment of branch offices, mergers and other acquisitions, investments in or the conduct of other lines of business, management personnel, interlocking directors and other aspects of the operation of the holding company and Bank.

Bank regulators, having jurisdiction over our holding company and Bank, generally have the authority to impose civil fines or penalties and to impose regulatory sanctions for noncompliance with applicable banking regulations and policies. In particular, bank regulators have authority to take corrective action if we or the Bank fail to maintain required capital levels. Information concerning our compliance with applicable capital requirements is set forth in
Note 16 of the Notes to Consolidated Financial Statements. Our ability to pay dividends to our stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve Board applicable to bank holding companies. Policies of the Federal Reserve Board caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve Board also possesses the enforcement powers over bank holding companies to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among those powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

In addition to the competitive environment, changes in the laws and regulations can increase operating costs or otherwise affect our profitability or operations. For example, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act") requires banks and other financial services companies to implement additional policies and procedures designed to address, among other things, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions and currency crimes.

Further changes with respect to permitted banking activities and other bank regulatory matters may be made or adopted in the future. Such changes may have a significant impact on our competitive circumstances and such changes may have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

MONETARY POLICY

Our earnings and growth are affected by the monetary and fiscal policies of the federal government and other governmental agencies. The Federal Reserve Board has a direct and indirect influence on the costs of funds used by the Bank for lending and its actions have a substantial effect on interest rates, the general availability of credit and the economy as a whole. These policies therefore affect the growth of Bank loans and deposits and the rates charged for loans and paid for deposits. Governmental and Federal Reserve Board policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. We are not able to anticipate the future impact of such policies and practices on our growth and profitability.

AVAILABLE INFORMATION

Our website is www.midwisc.com. We have made available on this website our annual reports on Form 10-K as soon as reasonably practical after we electronically file or furnish the information to the SEC.

ITEM 1A.  RISK FACTORS

We are subject to significant risks in the operation of our business. As a consequence, an investment in our common stock involves a significant degree of risk. The following paragraphs describe significant risks we and holders of our common stock face. You should read carefully and consider the following risks and uncertainties because they could materially and adversely affect our business, liquidity, financial condition, results of operation, and prospects. You should also read carefully the cautionary statement in Item 1 regarding the use of forward-looking statements in this report on Form 10-K.

CHANGES IN INTEREST RATES MAY REDUCE OUR PROFITABILITY.

Our earnings are substantially dependent on net interest income which is the difference between interest income earned on loans and investments less the amount of interest paid on deposits and borrowings. The rate of interest earned on loans, and paid on borrowings and interest-bearing deposits are directly affected by Federal Reserve Board policies regarding the supply of money and credit in the United States. The value of financial instruments, such as investment securities held by the Bank, are also directly affected by these policies. In addition, the level of interest rates has a material effect on the economy and the level of loan demand, the ability of loan customers to repay loans, and the value and liquidity of collateral held to secure loans. Our results of operations may be adversely affected, and our financial condition and liquidity may suffer as a result of the effects of changes in fiscal and monetary policies.

OUR ALLOWANCE FOR LOAN LOSSES MAY PROVE TO BE INSUFFICIENT TO ABSORB LOSSES IN OUR LOAN PORTFOLIO.

All financial institutions maintain an allowance for loans losses to provide for loans in the portfolio that may not be repaid in their entirety. We believe that as of the balance sheet date, the reserve is adequate to absorb periodic losses inherent in our portfolio. However, the allowance may not be adequate to absorb actual losses that may occur in the future, thereby materially adversely impacting the results of operation.

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio, ratings assigned to commercial loans, and the volume of delinquent or criticized loans. In addition, we use information about specific borrower situations including their financial position and estimated collateral values, to estimate the risk and the amount of potential loss for loans to those borrowers. Finally, we also consider many qualitative factors including general and economic business conditions, agricultural reports, climate change, the impact of competition on our underwriting terms, general current market collateral valuations, and other factors which may be subjective in nature. Our estimates of risk and amount of potential loss are complicated by the significant uncertainties surrounding our borrowers' abilities to successfully execute their business models through possible changing economic environments, competitive challenges, and other factors. Accordingly, actual losses may vary from our current estimates because of the degree of uncertainty and susceptibility of these factors.

As a community bank, our loan portfolio is comprised primarily of commercial, agricultural, and commercial real estate loans. These loans are larger in size and generally are viewed as having more risk of default than first lien residential real estate loans. Larger commercial loans can cause greater volatility in reported credit quality performance measures, such as total impaired loans or nonperforming assets. The possible deterioration in the financial condition of any one or a few of these borrowers may cause a significant increase in uncollectible loans that could have an adverse impact on our results of operation and financial condition.

OUR BUSINESS IS IMPACTED BY GENERAL ECONOMIC CONDITIONS AND THE LOCAL ECONOMY IN WHICH WE OPERATE.

A deterioration in the general business and economic conditions in the United States is likely to adversely affect our results of operation. In addition, our success is particularly dependent on the economic conditions in North Central Wisconsin where substantially all of our loans are originated. Economic conditions can be affected by changes in interest rates, monetary supply, the debt and equity capital markets, consumer spending, the agricultural economy, borrowing and saving habits, acts or threats of war or terrorism involving the United States, and other similar factors. Adverse changes in the North Central Wisconsin economy may also impair our ability to gather deposits, impede demand for new loans and could cause other negative effects on our business, including an increase in the nonpayment of loans, a decrease in loan collateral values, a reduction in the credit worthiness of customers, and a decline in demand for our products and services. An adverse change in economic conditions could have a material effect on our overall business, financial condition, liquidity, and results of operations.

INCREASES IN COMPETITION COULD ADVERSELY AFFECT OUR GROWTH AND PROFITABILITY.

We operate exclusively in Wisconsin and increased competition within our markets may result in reduced demand for loans and deposits, increased costs, and make it more difficult to recruit and retain talented people. Many competitors offer similar banking services in our market areas. These competitors include nation-wide, regional, and other community banks, as well as other types of financial institutions, including savings and loan associations, trust companies, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, and other financial intermediaries. Some of these competitors may be better able to offer more desirable or cost-effective products to customers thereby increasing the potential for loss of market share. We have observed that the competition in our marketplace for commercial loans has resulted in more competitive pricing and credit structure as well as intense competition for skilled commercial lending personnel. Significant discounting of interest rates on loans negatively impacts net interest income and overall results of operation. Less stringent credit policies may subject an institution to higher losses from lending activities. If we are unable to attract and retain banking customers, present and future results of operations may be adversely affected.

CHANGES IN LAWS AND REGULATIONS COULD INCREASE COMPETITION AND OPERATING COSTS.

Banking laws, regulations, and policies are under frequent review and subject to revision. Changes to banking laws and regulatory policies could result in increased costs of operation, increase the ability of non-banks to offer competing financial services and products, permit increased competition across state borders, require additional capital, or otherwise adversely affect our business and competitive position. The added costs of compliance with Sarbanes-Oxley regulations will begin impacting the organization in 2007. As a result of regulatory changes, our financial condition, liquidity, and results of operations could be adversely affected in material ways.

WE MAY NOT BE ABLE TO EXECUTE OUR GROWTH STRATEGY

We believe that it is important to future growth and profitability to consider expanding our market presence. This strategy may result in acquiring additional institutions or branch offices in new markets. It may also result in efforts to increase share in markets currently served by expanding the number of branches. Any significant increase to expand market share requires access to the capital markets which, due to our low trading volume, may be difficult to place at the desired price. Also, difficulties in operating in a new market, or in integrating an acquired institution or branch may prevent us from realizing targeted levels of deposit and loan volumes, revenue, cost savings, increases in market presence, or other anticipated improvements in our business. These factors could contribute to not achieving the anticipated benefits of the market expansion or acquisition within the desired time frames, if at all, and thus, adversely affect our operating results.

WE MAY BE UNABLE TO COST EFFECTIVELY FUND ASSET GROWTH WITH DEPOSITS.

The markets that we serve have generated faster loan growth than deposit growth from customers. Without the availability of sources of funds outside of our markets, we may not be able to execute our planned growth strategies. At December 31{, }2006, the Bank and Company had available liquidity through excess pre-approved overnight federal funds borrowing lines with corresponding banks, FHLB borrowings, and a revolving credit line totaling $33.7 million. Additionally, deposits can be purchased from brokers or other sources to fund asset growth. These alternative sources are more expensive than in-market deposit generation and thereby could impact future results of operation and liquidity.

OUR MARKET SHARE AND PROFITABILITY WILL DECLINE IF WE DO NOT SUCCESSFULLY OFFER NEW PRODUCTS AND SERVICES AND EXPAND OUR MARKET PRESENCE.

In order to maintain our customer base and expand into new market areas, we must continually offer new deposit, loan, trust, and other financial products and services at competitive pricing levels. The costs associated with new product development, including new technologies, may require us to make substantial expenditures to modify or adapt our existing products and services. In addition, our success will depend in part on the ability to generate significant levels of new business in existing markets, and in identifying and penetrating new markets. If we cannot successfully introduce new products and services and expand our markets, our financial condition, liquidity, and results of operations will be adversely affected.

WE COMPETE IN AN INDUSTRY THAT REQUIRES CONTINUING TECHNOLOGICAL CHANGES AND WE MAY NOT HAVE THE RESOURCES TO MAKE ALL OF THE TECHNOLOGY-DRIVEN IMPROVEMENTS FOR OUR BUSINESS.

The financial services industry continues to undergo rapid change, with frequent introductions of new technology-driven products and services, and the adoption of new technologies to conduct basic banking operations. In addition to improving the ability to serve customers, the effective use of technology can increase efficiency and enable financial institutions to reduce costs.
Many of our competitors have substantially greater resources to invest in such improvements. Upgrades in technology to efficiently and effectively deliver such new products as merchant capture of check items and remote branch capture will require significant expenditures in 2007. Also, the possible need to upgrade our core banking system would require significant expenditures and resources to implement. The cost of implementing new products and services or new technology to improve operations may be prohibitive and result in a loss of market share or increased operating costs relative to our competitors.

WE ARE SUBJECT TO CERTAIN OPERATIONAL RISKS, INCLUDING BUT NOT LIMITED TO, DATA PROCESSING FAILURES AND ERRORS, AND CUSTOMER OR CONSUMER FRAUD.

Misconduct from our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. Employee fraud, errors, and employee and customer misconduct could subject us to financial losses and result in regulatory scrutiny that could seriously harm our reputation. It is not always possible to prevent or detect employee errors or misconduct, and the precautions we take may not be effective in all cases. We have designed an effective system of internal controls and procedures designed to reduce and mitigate the risk of loss from employee or customer fraud or misconduct. Also, we have insurance to mitigate against certain data processing errors, trust errors and omissions, and customer or employee fraud. If our controls fail to prevent and detect such an occurrence, it could have a material adverse impact on our business, reputation, financial condition, and results of operation.

WE ARE SUBJECT TO SECURITY RISKS RELATING TO INTERNET BANKING ACTIVITIES THAT COULD DAMAGE OUR REPUTATION AND OUR BUSINESS.

Security breaches in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our various internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business.

OUR BUSINESS STRATEGY IS DEPENDENT ON OUR ABILITY TO ATTRACT, DEVELOP, AND RETAIN HIGHLY SKILLED AND EXPERIENCED PERSONNEL.

Our competitive strategy is to have highly-skilled lenders serve each of our commercial customers by adding value to the relationship. Competition for experienced personnel is intense and the small markets we serve can be a deterrent in attracting potential candidates. Our inability to recruit and retain skilled commercial loan officers poses a significant risk to retaining and growing our customer base. We strive to minimize turnover for lenders and provide stability to the customer relationship. Therefore, we cannot assure you that we will be able to attract or retain such personnel or prevent them from competing against us should we lose their services.

The need to attract and retain experienced technology personnel in an ever-changing environment will be key to our growth plans. With the need to constantly expand the services available to customers to compete with larger institutions, our staff is critical to product development, execution and delivery. Without continual investments in staff and new technology, future results of operation and our financial condition will be impacted.

OUR STOCK DOES NOT HAVE A SIGNIFICANT AMOUNT OF TRADING LIQUIDITY.

There is no active public established trading market for our stock. Therefore, low liquidity may increase the volatility of the price of our stock and result in a greater spread between the bid and ask prices as compared to more actively-traded stocks. Investors may not be able to resell shares at the price or time they desire.

Also, with the low trading volume, the ability to raise additional capital through issuance of new stock may become more difficult since there is not an active, established public market for our stock. This may impact our future liquidity and capital positions, as well as our overall financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

Our operations are carried out at the Bank's administrative office facility at 132 West State Street, Medford, Wisconsin.

We own one branch in Rib Mountain and lease the premises back to the Bank. The Bank owns ten of the branches and leases two offices from third parties. Also, the new branch in Eagle River, which is expected to open in April 2007, is a leased facility. All branches owned or leased by the Bank are in good condition and considered adequate for present and near-term requirements.



     BRANCH             ADDRESS                                      SQUARE FEET

 Medford-Plaza       134 South 8th Street, Medford, WI  54451             20,000
 Medford-Corporate   132 W. State Street, Medford, WI  54451              15,900
 Rib Mountain        3845 Rib Mountain Drive, Wausau, WI  54401           13,000
 Colby               101 South First Street, Colby, WI  54421              8,767
 Neillsville         500 West Street, Neillsville, WI  54456               7,560
 Minocqua            8744 Highway 51 N, Suite 4, Minocqua, WI  54548       4,500
 Rhinelander         2170 Lincoln Street, Rhinelander, WI  54501           4,285
 Phillips            864 N Lake Avenue, Phillips, WI  54555                4,285
 Abbotsford          119 North First Street, Abbotsford, WI  54405         2,986
 Weston/Schofield    7403 Stone Ridge Drive, Weston, WI  54476             2,500
 Rib Lake            717 McComb Avenue, Rib Lake, WI  54470                2,112
 Eagle River         325 West Pine Street, Eagle River, WI  54521          2,053
 Lake Tomahawk       7241 Bradley St, Lake Tomahawk, WI  54539             1,887
 Fairchild           111 N Front Street, Fairchild, WI  54741              1,040

ITEM 3.   LEGAL PROCEEDINGS

The Bank engages in legal actions and proceedings, both as plaintiffs and defendants, from time to time in the ordinary course of business. In some instances, such actions and proceedings involve substantial claims for compensatory or punitive damages or involve claims for an unspecified amount of damages. There are, however, presently no proceedings pending or contemplated which, in our opinion, would have a material adverse effect on our or the Bank's operations, liquidity or consolidated financial condition.

We are not a party to any pending legal proceedings before any court, administrative agency or other tribunal. Further, we are not aware of any litigation which is threatened against us in any court, administrative agency or other tribunal.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2006.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

MARKET INFORMATION

There is no active established public trading market in our common stock, although two regional broker-dealers act as market makers for the stock. Bid and ask quotations are published periodically in the Milwaukee Journal Sentinel and prices are quoted on the OTC Bulletin Board under the symbol "MWFS.OB". Transactions in our common stock are limited and sporadic.

HOLDERS

As of March 1, 2007, there were approximately 786 holders of record of our $.10 per share par value common stock. Some of our shares are held in "street" name and the number of beneficial owners of such shares is not known nor included in the foregoing number.

DIVIDEND POLICY

Dividends on our common stock have historically been paid in cash on a quarterly basis in March, June, September, and December, and we expect to continue this practice for the immediate future. Our ability to pay dividends depends in part upon the receipt of dividends from the Bank and these dividends are subject to limitation under banking laws and regulations. As of December 31, 2006, the Bank could have paid $11.3 million of additional dividends to the holding company without prior regulatory approval. Our declaration of dividends to our shareholders is discretionary and will depend upon operating results and financial condition, regulatory limitations, tax considerations, and other factors. We are also prohibited from paying dividends on our common stock if we fail to make distributions or required payments on the trust preferred securities.

STOCK BUY-BACK

During the first quarter of 2006, we repurchased 81,342 shares of common stock at a tender offer price of $36.00 per share. We currently do not have a Board of Director authorized share repurchase program.

MARKET PRICES AND DIVIDENDS

The following table summarizes high and low bid prices and cash dividends paid for the periods indicated. Bid prices represent the bid prices reported on the OTC Bulletin Board. The prices do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.


            2006 Prices                              2005 Prices
Quarter   High     Low   Dividends (1)   Quarter   High      Low   Dividends (1)
  1st    $37.00  $35.40     $0.22          1st    $35.40   $33.10     $0.22
  2nd     36.50   36.00      0.62          2nd     35.50    34.00      0.62
  3rd     38.25   36.00      0.22          3rd     34.00    33.00      0.22
  4th     37.90   37.50      0.22          4th     35.40    32.90      0.22

(1) The $.62 per share dividend declared in the second quarter of 2006 and 2005 includes a special dividend of $.40 per share.

Stock Performance Graph

The following graph and table compares the yearly percentage change in the cumulative total shareholder return of our common stock for the five year period beginning December 31, 2001 with the Hemscott (formerly CoreData) Midwest Regional Bank Stock Index, Hemscott's NASDAQ Market Value Index, and the Hemscott Russell 2000 Index. The Russell 2000 index includes the 2000 smallest securities in the Russell 3000 Index (which consists of the 3,000 largest companies whose stock is traded in U.S. markets, based on market capitalization). The companies represented on the Russell 2000 Index had a $1.25 billion dollar weighted-average market capitalization as of January 31, 2007. Our stock, along with 61 other Midwest financial institutions, is included in the Hemscott Midwest Regional Bank Stock Index. Some of these companies are comparable in size to our company, while many are significantly larger, including multi-billion dollar regional bank holding companies.

The graph and table assume that the value of an initial investment in our common stock and each index on December 31, 2001 was $100 and that all dividends were reinvested. The prices do not reflect retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

STOCK PERFORMANCE

[Stock Price Performance Graph deleted pursuant to Rule 304(d) of Regulation S-
T. Data reported in the graph is also reported in the following tabular form in the proxy statement delivered to shareholders.]

                          2001     2002     2003     2004     2005     2006
Mid-Wisconsin Financial  100.00   111.23   123.82   153.75   162.33   183.18
Regional-Midwest Banks   100.00    95.70   123.04   131.19   125.96   146.02
NASDAQ Market Index      100.00    69.75   104.88   113.70   116.19   128.12

ITEM 6.  SELECTED FINANCIAL DATA

Table 1:  Earnings Summary and Selected Financial Data
(dollars in thousands, except per share data)
Years Ended December 31,                          2006         2005         2004         2003         2002
Results of operations:
Interest income                                 $29,619      $23,950      $20,238      $19,962      $21,385
Interest expense                                 14,052        8,781        6,103        6,864        7,582
Net interest income                              15,567       15,169       14,135       13,098       13,803
Provision for loan losses                         5,133          342          215          457          625
Net interest income after provision
for loan losses                                  10,434       14,827       13,920       12,641       13,178
Noninterest income                                3,448        3,312        3,021        2,981        2,676
Noninterest expenses                             12,746       11,476       10,272       10,020        9,588
Income before income taxes                        1,136        6,663        6,669        5,602        6,266
Provision for income taxes                           41        2,275        2,193        1,544        1,783
Net income                                       $1,095       $4,388       $4,476       $4,058       $4,483
Return on average assets                           0.25%        1.06%        1.16%        1.10%        1.30%
Return on average equity                           3.07%       12.04%       13.01%       12.44%       14.56%
Equity to assets                                   7.41%        8.74%        8.78%        9.00%        8.75%
Net interest margin                                3.83%        4.03%        4.03%        3.97%        4.43%
Average Balance Sheet:
Loans net of unearned income                   $330,490     $298,026     $276,755     $263,764     $243,597
Assets                                          440,865      412,526      387,216      367,412      344,815
Deposits                                        332,955      295,522      285,685      280,215      257,356
Short-term borrowings                            21,890       26,615       20,525       13,177       22,095
Federal Home Loan Bank borrowings                35,993       48,260       43,478       38,170       31,027
Stockholders' equity                             35,642       36,437       34,397       32,618       30,790
Ending Balance Sheet:
Loans net of unearned income                   $351,447     $310,370     $284,141     $269,105     $254,939
Assets                                          460,651      427,389      410,817      375,225      368,040
Deposits                                        342,253      312,653      303,387      287,649      274,492
Federal Home Loan Bank borrowings                38,428       44,000       49,000       40,000       40,000
Subordinated debentures                          10,310       10,310            0            0            0
Stockholders' equity                             34,133       37,373       36,084       33,764       32,186
Financial Condition Analysis:
Total risk-based capital                          13.65%       15.70%       13.11%       12.83%       12.69%
Net charge-offs to average loans                  -0.01%        0.04%        0.05%        0.16%        0.21%
Nonperforming loans to gross loans                 2.03%        0.49%        0.42%        0.22%        0.85%
Efficiency ratio (1)                              65.68%       60.42%       57.96%       59.96%       56.05%
Net interest income to average assets (1)          3.62%        3.80%        3.80%        3.74%        4.18%
Noninterest income to average assets               0.78%        0.80%        0.78%        0.81%        0.78%
Noninterest expenses to average assets             2.89%        2.78%        2.65%        2.73%        2.78%
Stockholders' Data:
Basic earnings per share                          $0.67        $2.57        $2.65        $2.41        $2.65
Diluted earnings per share                        $0.66        $2.57        $2.64        $2.41        $2.65
Book value per share                             $20.82       $21.93       $21.18       $20.03       $19.11
Dividends per share                               $1.28        $1.28        $1.28        $1.28        $1.28
Dividend payout ratio                             191.0%        49.8%        48.3%        53.1%        48.3%
Average common shares outstanding-basic           1,644        1,704        1,689        1,685        1,692
Average common shares outstanding-diluted         1,648        1,706        1,690        1,685        1,692
Shareholders of record at year end                  782          780          770          773          838
Stock Price Information: (2)
High                                             $38.25       $35.50       $34.00       $29.00       $28.33
Low                                               35.40        32.90        28.50        27.25        26.00
Market Price at year end                          37.90        35.40        34.00        28.50        27.25

  (1) Fully taxable equivalent basis, assuming a Federal tax rate of 35% and excluding disallowed interest expense
  (2) Bid Price

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCAL
CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis reviews significant factors with respect to our financial condition at December 31, 2006 and 2005 and results of operations at and for the three-year period ended December 31, 2006. This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report.

Our discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially from those in such forward-looking statements. A cautionary statement regarding forward-looking statements is set forth under the caption "Forward-Looking Statements" in Item 1 of this Annual Report on Form 10-K. This discussion and analysis should be considered in light of such cautionary statement and the risk factors disclosed elsewhere in this report.

CRITICAL ACCOUNTING POLICY

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industry in which we operate. This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We believe the following policy is both important to the portrayal of our financial condition and requires subjective or complex judgments and, therefore, a critical accounting policy.

We consider the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover credit losses within the loan portfolio and the material effect that these estimates can have on our results of operations.

We review the adequacy of the allowance for loan losses on a quarterly basis to determine if the allowance is adequate to provide for possible losses inherent in the loan portfolio as of the balance sheet date. Factors considered in evaluating the adequacy of the allowance for loan losses include past loan loss experience, trends in past due and nonperforming loans, specialty codes, rating codes, and current economic conditions. We have an internal risk analysis and review staff that continuously reviews loan quality and reports the results of its examinations to executive management and the Board of Directors. For 2006, the Bank performed additional work in the loan area and retained outside consultants to evaluate the accuracy of risk grades assigned to the credits reviewed, complete financial and documentation checklists, and to provide feedback on the observed credit administration practices. Based on the internal and external reviews performed, we believe that the allowance for loan losses is adequate as of December 31, 2006. While our evaluation of the allowance for loan losses at December 31, 2006 considered the allowance to be adequate, under adversely different conditions or assumptions, we would need to increase the allowance.

Loans are initially graded when originated. They are regraded as they are renewed, become delinquent, or facts demonstrate a heightened risk of nonpayment. Loan reviews attempt to identify problem and watch list loans. Problem and watch list loans generally exhibit repeated delinquencies, managerial problems, and the customer's failure to provide financial information or collateral documentation on a timely basis.

After problem and watch list loans are identified, we allocate a portion of the allowance for loan loss to cover estimates of probable loss. We then estimate the potential loss for the remainder of the loan portfolio. Each loan type is broken into categories based on delinquency, specialty credits and rating code, and a percentage of the allowance is allocated based on loan category balances. To the extent that the current allowance is sufficient or insufficient to cover our best estimate of probable loss, we adjust the provision for loan losses accordingly.

OVERVIEW

From an industry and national perspective, our profitability, like most financial institutions, is dependent to a large extent upon net interest income. Results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy, and other operating expenses, including income taxes, non-interest income such as trust and investment sales revenue, loan servicing fees, and service charge income derived from deposit accounts. Economic conditions, competition, and the monetary and fiscal policies of the Federal government, significantly affect the results of operations for all financial institutions. Lending activities are also influenced by regional and local economic factors. Some specific factors may include the demand for and supply of housing, competition among lenders, agricultural conditions, interest rate conditions, and prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our markets.

In recent years we have invested in management personnel and additional branch staff to capitalize on relationships in existing and adjacent markets. Our planned growth into adjacent markets minimizes costs for name recognition and awareness while increasing speed in obtaining new customers from our branch delivery system. In addition, we have dedicated resources to improve asset quality. The Wealth Management Services Group has been strengthened by the hiring of a new department head in February 2007.

Along with industry-wide factors and competitive advantages, we monitor several areas of risk, trends, and challenges. In the coming year, we will be challenged to maintain and grow market share in new and existing markets, retain and improve the net interest margin in an inverted yield curve environment, and meet regulatory requirements such as Sarbanes-Oxley Act of 2002, Section 404 "Management Reporting on Internal Controls Over Financial Reporting." With the addition of experienced personnel, we are better poised to meet the challenges ahead while continuing to provide exceptional service and value to customers.

All information included with Management's Discussion and Analysis of Financial Condition and Results of Operations are shown in thousands of dollars.

RESULTS OF OPERATIONS

We reported 2006 net income of $1.1 million, or $0.66 per diluted share, compared to $4.4 million, or $2.57 per diluted share for 2005. Key factors affecting the current year results were:

   o 2006 results were impacted by the recording of a specific $4.6 million provision for loan loss or $2.75 million on an after-tax basis related to loans made by the Bank to a business entity and its owners. The effect of providing the additional loan loss expense was a reduction of $1.67 per share on a diluted basis. Excluding the impact of the additional provision for loan losses, net income for 2006 would have been $3.8 million or $2.33 per diluted share.

   o Nonperforming assets, which include nonaccrual, impaired and restructured loans, and other real estate at December 31, 2006, included $5.1 million in loans to the impaired borrower described above. In 2007, additional buyback of loan participations and other loans from other financial institutions increased the overall exposure to this borrower to $11.4 million. The assets of the borrower were surrendered to the Bank in February 2007. See additional discussion in the Impaired Loan and Nonperforming Assets section of this Management's Discussion and Analysis.

   o Average loans for 2006 increased to $330.5 million or 11% above the average for 2005. Growth was primarily in real estate residential loans with the introduction of a new 7-year fixed-rate loan product, and in the real estate construction category.

   o Average deposits for 2006 were $333.0 million or an increase of 13% over the related 2005 amount. The increase was primarily in the higher cost Premier Money Market savings which averaged $36.2 million for 2006 compared to $2.2 million for 2005.

   o The overall rate earned on interest-earning assets was 7.20% for 2006 compared with 6.29% earned in 2005. While the overall rate earned on interest-earning assets increased .91% in a year-to-year comparison, the overall rate paid on interest-bearing liabilities increased 1.26% during the same period.

   o On a taxable-equivalent basis, net interest income was $16.0 million for 2006 compared with $15.7 million in 2005. The $.3 million increase in net interest income was due to positive loan rate and volume variances which were offset by increased rates paid on deposits and growth in higher cost deposit accounts.

   o For 2006, we had net loan recoveries of $23 compared with net charge-offs of $134 for 2005. As described earlier, the loan to the impaired borrower described above resulted in a $4.6 million loan charge-off in February 2007.

   o Non-interest income for 2006 increased 4% over the previous year amounts. Service charge income increased 24% over 2005 levels due to the introduction of an Overdraft Protection Program. The increased fees offset the impact of the 2005 gain of $86 from the redemption of stock of a third-party ATM operator/provider held by the Bank.

   o Non-interest expense of $12.7 million for 2006 increased $1.3 million or 11% over the comparable 2005 amount. The increase was primarily due to additional costs related to hiring of corporate staff, additional expenses related to branch expansion, and an increase in information technology expenses.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. Management actively monitors and manages our interest rate risk exposure. The measurement of the market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments that reflect changes in market prices and rates can be found in Note 19 of the Notes to the Consolidated Financial Statements.

Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while adjusting the asset liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on our asset liability structure to control interest rate risk. However, a sudden and substantial increase or decrease in interest rates may adversely impact earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

NET INTEREST INCOME

Net interest income represents the difference between interest earned on loans, securities and other interest-earning assets, and the interest expense associated with the deposits and borrowings that fund assets. The interest income and interest expense of financial institutions are significantly affected by general economic conditions, competition, policies of regulatory agencies, contractual maturities, and repricing frequencies.

We review our consolidated average balances, our yield on average interest-earning assets, and the costs of average interest-bearing liabilities. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Because we review net interest income on a taxable-equivalent basis, the analysis contains certain non-GAAP financial measures. In these non-GAAP measures, interest income and net interest income are adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming a tax rate of 35% and adjusting for the disallowance of interest. This assumed rate may differ from our actual effective income tax rate. In addition, the earning asset yield, net interest margin, and the net interest rate spread are adjusted to a fully taxable-equivalent basis. We believe that these measures and ratios present a more meaningful measure of the performance of interest-earning assets because they provide better basis for comparison of net interest income regardless of the mix between taxable and tax-exempt instruments.

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005
For 2006, net interest income grew $.3 million to $16.0 million or 2% above the prior year figure. Average interest-earning assets increased $28.2 million or 7% between periods due to higher loan growth which was partially offset by a reduction in the investment portfolio balances. Average loans for 2006 were $330.5 million or an 11% increase over the related 2005 balance of $298.0 million. While volumes have increased, loan pricing pressures have decreased the spread on new and existing loans. Average deposits for 2006 increased $37.5 million to $333.0 million compared with $295.5 million for 2005. Also, deposits migrated from lower cost savings deposits and transaction accounts into higher yielding accounts. The balance in the higher yielding Premier Money Market account grew to $43 million at year-end 2006 compared with $14 million at December 31, 2005. Interest related to the issuance of Trust Preferred Subordinated Debentures also increased the overall rate paid on interest-bearing liabilities. For the years 2006 and 2005, the overall net interest margin was 3.83% and 4.03%, respectively.

The overall rate earned on assets increased 91 basis points during 2006 to 7.20%. The rate paid on interest-bearing liabilities increased 126 basis points to 3.93% in 2006. The positive effect on net interest income in 2006 of improving loan yields and increased loan volume was offset by the higher cost of funds. While yields on loans increased, competitive pressures did not allow for maintaining the current spread over cost of funds as loans repriced throughout the year. Demand deposits and NOW account balances, two of the low-cost deposit accounts, were flat in a year-over-year comparison. The increase in rates paid on savings products and time deposits increased faster than the rates earned on assets, thereby reducing the rate spread and net interest margin percentage. Yields on taxable investments increased 21 basis points in a year-over-year comparison.

For 2007, we expect the margin pressures to continue as more loan growth is expected to be funded with more costly brokered deposits and other wholesale borrowings.

Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004
Fully taxable equivalent net interest income was $15.7 million in 2005 compared to $14.7 million in 2004. The increase in net interest income of $1.0 million during 2005 was attributable to an increase in the volume of net average earning assets of $23.9 million and the interest rate environment. The net interest margin remained unchanged at 4.03% for 2005 and 2004. The interest rate spread decreased 9 basis points to 3.62% in 2005 from 2004. During 2003 and 2004, our philosophy was to originate prime rate adjustable commercial loans to benefit from the repricing of the loans in a rising rate environment. As interest rates increased in 2005, the average yield on loans increased 75 basis points to 6.80% from year-end 2004 resulting in a $2.2 million increase in interest income. The average rate paid on interest-bearing liabilities increased 68 basis points to 2.67% in 2005 increasing interest expense $2.2 million. Interest bearing liability rates increased due to competitive deposit pricing pressures, effects of the flat yield curve and shifts in the deposit mix.

Average loans outstanding grew to $298.0 million in 2005 from $276.8 million in 2004, an increase of 8% compared to a 5% increase in 2004. The mix of average loans to average total earning assets was 77% in 2005, 76% in 2004 and 2003. The relationship of a higher volume of loans as a percentage of the asset mix has provided a source of higher yielding assets, which has contributed to net interest income.

Table 2:  Average Balances and Interest Rates
                                                                       Years Ended December 31,
                                                    2006                         2005                         2004
                                         Average           Average    Average           Average    Average           Average
                                         Balance  Interest   Rate     Balance  Interest   Rate     Balance  Interest   Rate
ASSETS
Earnings Assets
 Loans (1), (2), (3)                    $330,490   $25,809   7.81%   $298,026   $20,257   6.80%   $276,755   $16,748   6.05%
Investment securities:
 Taxable                                  56,783     2,501   4.40%     62,331     2,614   4.19%     58,948     2,462   4.18%
 Tax exempt (2)                           21,225     1,247   5.88%     21,775     1,418   6.51%     22,955     1,504   6.55%
Other interest earning assets              8,520       454   5.33%      6,675       176   2.64%      6,253        90   1.44%
 Total earning assets                   $417,018   $30,011   7.20%   $388,807   $24,465   6.29%   $364,911   $20,804   5.70%

 Cash and due from banks                  11,250                       12,115                       11,650
 Allowance for loan losses                (3,260)                      (2,937)                      (2,820)
 Other assets                             15,857                       14,541                       13,475
 Total assets                           $440,865                     $412,526                     $387,216

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities
 Interest bearing demand                 $30,077      $643   2.14%    $29,547      $333   1.13%    $27,444      $112   0.41%
 Savings deposits                         89,457     2,890   3.23%     66,495       947   1.42%     70,927       454   0.64%
 Time deposits                           169,807     7,500   4.42%    155,525     4,807   3.09%    144,808     3,555   2.45%
Short-term borrowings                     21,890       945   4.32%     26,615       775   2.91%     20,525       309   1.51%
Federal Home Loan Bank
borrowings                                35,993     1,460   4.06%     48,260     1,788   3.70%     43,478     1,673   3.85%
Subordinated debenture                    10,310       614   5.98%      2,231       131   5.87%          0         0
Total interest bearing liabilities      $357,534   $14,052   3.93%   $328,673    $8,781   2.67%   $307,182    $6,103   1.99%

Demand deposits                           43,615                       43,955                       42,507
Other liabilities                          4,074                        3,461                        3,130
Stockholders' equity                      35,642                       36,437                       34,397
 Total liabilities and
 stockholders' equity                   $440,865                     $412,526                     $387,216
Net interest income and rate
spread                                             $15,959   3.27%              $15,684   3.62%              $14,701   3.71%
Net interest margin                                          3.83%                        4.03%                        4.03%

   (1) Non-accrual loans are included in the daily average loan balances outstanding.
   (2) The yield on tax-exempt loans and investment securities is computed on a tax equivalent basis using a Federal tax rate of 35%
       and excluding disallowed interest expense.
   (3) Interest income includes loan fees as follows:  2006-$512; 2005-$462; and 2004-$454

Table 3: Interest Income and Expense Volume and Rate Analysis
                                      2006 Compared to 2005         2005 Compared to 2004
                                   Increase (Decrease) Due to    Increase (Decrease) Due to
                                      Volume  Rate (1)    Net      Volume  Rate (1)    Net
Interest income:
Loans (2)                             $2,208   $3,344   $5,552     $1,287   $2,222   $3,509
Investment securities:
 Taxable                                (232)     119     (113)       141       11      152
 Tax exempt (2)                          (36)    (135)    (171)       (77)      (9)     (86)
Other interest income                     49      229      278          6       80       86
Total earning assets                  $1,989   $3,557   $5,546     $1,357   $2,304   $3,661

Interest expense:
 Interest bearing demand                  $6     $304     $310         $9     $212     $221
 Savings deposits                        326    1,617    1,943        (28)     521      493
 Time deposits                           441    2,252    2,693        263      989    1,252
 Short term borrowings                  (137)     307      170         92      375      466
 Federal Home Loan Bank
 borrowings                             (454)     126     (328)       184      (70)     115
 Subordinated debenture                  474        9      483          0      131      131
Total interest-bearing liabilities       656    4,615    5,271        520    2,158    2,678
Net interest income                   $1,333  $(1,058)    $275       $837     $146     $983

   (1) The change in interest due to both rate and volume has been allocated to rate.
   (2) The yield on tax-exempt loans and investment securities is computed on a tax equivalent basis using a tax rate of 35% adjusted for the disallowance of interest expense.

Table 4: Yield on Earning Assets
                                     December 31, 2006  December 31, 2005  December 31, 2004
                                       Yield  Change      Yield  Change      Yield  Change
Yield on earning assets (1)            7.20%   0.91%      6.29%   0.59%      5.70%  -0.26%

Effective rate on all liabilities
as a percentage of earning assets      3.37%   1.11%      2.26%   0.59%      1.67%  -0.32%

Net yield on earning assets            3.83%  -0.20%      4.03%   0.00%      4.03%   0.06%

(1) The yield on tax-exempt loans and investment securities is computed on a tax equivalent basis using a tax rate of 35% and adjusted for the disallowance of interest expense.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the periodic cost of providing an allowance for probable incurred losses. The allowance consists of specific and general components. The specific components relate to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The current factors include loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, loan quality of the portfolio, and collateral values.

We believe that the current provision conforms to our allowance for loan loss policy and is adequate in view of the present condition of the loan portfolio. However, should a decline in the quality of the loan portfolio or significant charge-offs against the allowance occur, higher provisions will need to be made in the future. The provision for loan losses in 2006 was $5.1 million which included a specific $4.6 million related to an impaired borrower, compared to $342 in 2005 and $215 in 2004. See additional discussion relating to Impaired Loans and Nonperforming Assets under section, "Allowance for Loan Losses."

NONINTEREST INCOME

Noninterest income during 2006 increased $136 compared to growth of $291 in 2005. The 2006 increase was attributable to increased service fees due to the introduction of the overdraft protection program for consumers.

Table 5: Noninterest Income
                                  Years Ended December 31,     % Change
                                   2006     2005     2004     2006  2005
Service fees                     $1,111     $895     $844      24%    6%
Trust service fees                  917      908      753       1%   21%
Investment product commissions      334      261      408      28%  -36%
Gains from sale of loans            234      303      252     -23%   20%
Bank owned life insurance           109      110      117      -1%   -6%
Other operating income              743      835      647     -11%   29%
Total noninterest income         $3,448   $3,312   $3,021       4%   10%

Service fees to commercial customers during 2006 approximated the amount earned in 2005. The introduction of a new overdraft protection program in July 2006 was the principal reason for the increased fee income. Service fee income increased $51 in 2005 due to updated retail and commercial fee schedules that became effective in the second quarter of 2005.

The Wealth Management Services Group includes trust, brokerage and private client banking services. Income from the group increased $82 in 2006 due to appreciation of the trust portfolio, additional income from 401(k) advisory business, and additional income derived from the sale of annuity and life insurance commission products. Also, a new retail brokerage platform was selected to expand investment options for customers. In 2005, an internal restructuring process occurred which involved implementing a new business strategy based on client relationships vs. transactional services which resulted in lower investment fees during 2005. Insurance associates were added to concentrate on the delivery of life, health, long-term care, disability insurance and annuities. Over the past three years trust service fees have continued to increase due to additional product offerings, new trust relationships and appreciation of the trust portfolio.

Housing starts and sales of existing homes slowed during 2006. The Bank realized a decrease in fees from the sale of real estate loans to the secondary market in 2006. Also, with the popularity of the 7-year, fixed rate residential loan product which we retain on our books, the level of loan sales to the secondary market decreased during 2006. In 2005, gains from the sale of mortgage loans were affected by strong real estate activity for new-home purchases and market expansion. Secondary market loan production was $13.4 million in 2006, $18.8 million in 2005 and $14.9 million in 2004.

Other operating income for 2005 included a gain on sale of stock of $86 in connection with a third-party ATM operator/provider in which the Bank held an ownership interest. The remainder of the increase in 2005 operating income resulted from increased interchange income due to the Bank driving its own network of ATMs using software that interacts directly with the core processing system.

NONINTEREST EXPENSE

Noninterest expense continued to increase between the years growing 11% in
2006, 12% during 2005, and 3% during 2004.   We anticipate higher operational
expenses in future years as continued investments are expected to be made in new branch facilities, personnel, technology enhancements, system upgrades, and compliance with Sarbanes-Oxley. The Eagle River branch is expected to open in April 2007.

Table 6:  Noninterest Expense
                                         Years Ended December 31,     % Change
                                         2006      2005      2004    2006   2005
Salaries and employee benefits         $7,372    $6,614    $5,847     11%    13%
Occupancy and equipment                 1,681     1,378     1,231     22%    12%
Data processing and information
systems                                   734       524       399     40%    31%
Goodwill and purchased core deposit
amortization                               -        231       332   -100%   -30%
Other operating expenses                2,959     2,729     2,463      8%    11%
Total noninterest expense             $12,746   $11,476   $10,272     11%    12%

Salaries and employee benefits comprise approximately 58% of total noninterest expense for each of the years presented above. The number of full-time equivalent employees increased from 130 in 2004 to 140 in 2005, and 145 at December 31, 2006. During 2006, salaries and employee benefits increased as additional staff was added in the Wealth Management Department, two new full-service bank branches were fully staffed, and a holding company CEO and CFO were added. Salary expense in 2006 increased 18% or $.9 million due to the increases in staff and normal salary increases. During 2005, salary expense increased 14% above the 2004 figure. Employee benefit expense represented 20% of total salary expense in 2006 compared with 25% in 2005. This reduction is due to lower expenses associated with the health plan in 2006.

Occupancy and equipment expense increased $303 during 2006 compared with 2005 as a result of increased depreciation, rent expense, and utility costs, due in part to the opening of the Rib Mountain branch in September 2005 and the Minocqua branch in June 2006. During 2005, occupancy expense increased $147 or 12%, from 2004 due to the opening of the Rib Mountain branch. The majority of the 2005 increase was due to $89 in additional premises and equipment depreciation, and increased utility expenses of $28.

Data processing expense increased $210 during 2006 due to technology enhancements and upgrades purchased to facilitate product offerings and future branch expansion. Also, telephone-related costs increased $130 during 2006 due to late 2005 enhancements to support voice over internet phone system, dedicated data lines, new telephone banking software, ATM operating system and fraud detection software. 2005 expenses increased $125 over 2004 amounts due to a partial year impact of the upgrades mentioned above.

Other operating expenses increased $230 in 2006 due primarily to legal, consulting, and additional training costs incurred as a result of the impaired borrower described in Note 6 to the Consolidated Financial Statements. Also, loss on sale of other real estate was $23 in 2006. Other operating expenses during 2005 were impacted as a result of the preparation for branch expansion and enhanced product offerings. Also, recruiter fees increased in 2005 due to hiring a new holding company CEO. Advertising and marketing concentrated on increasing branch awareness in the new markets we entered in 2005. Supplies expense increased as 2005 was the first full year the Bank produced the majority of customer check orders in-house instead of utilizing a third party vendor.

INCOME TAXES

Income tax expense was $41 in 2006, $2.3 million in 2005, and $2.2 million in 2004. The reduction in pretax income resulting from the recording of a $4.6 million specific provision for loan losses impacted 2006 tax expense. Tax expense had increased between 2005 and 2004 due to the decrease in tax-exempt interest income after disallowance for interest expense, and increased state income taxes as a result of the Wisconsin Department of Revenue (WDOR) audit during 2004. In 2005, we incurred additional tax expense in connection with the settlement of a tax return audit by the Internal Revenue Service. Our effective tax rates were 3.6% in 2006, 34.1% in 2005, and 32.9% in 2004.

BALANCE SHEET ANALYSIS

LOANS

Gross loans grew 13% in 2006 to $351.4 million at December 31, 2006 compared to $310.4 million and $284.1 million at December 31, 2005 and 2004, respectively.

Table 7:  Loan Composition
                       2006              2005              2004              2003              2002
                            % of              % of             % of             % of             % of
                  Amount   Total    Amount   Total    Amount   Total    Amount   Total    Amount   Total
Commercial       $61,859    18%    $55,763    18%    $48,252    17%    $47,316    18%    $50,204    20%
Commercial
real estate      113,738    32%    107,920    35%     94,349    33%     87,245    32%     75,577    30%
Agricultural      42,936    12%     36,243    12%     35,723    13%     35,740    13%     33,578    13%
Real estate
construction      26,105     7%     14,080     5%      9,667     3%      9,306     3%      8,489     3%
Real estate
residential       97,711    28%     87,920    28%     87,703    31%     80,526    30%     77,167    30%
Installment        9,179     3%      8,522     3%      8,525     3%      9,049     3%     10,001     4%
Less:
deferred loan
fees                  81     0%         78     0%         78     0%         77     0%         78     0%
Total loans     $351,447   100%   $310,370   100%   $284,141   100%   $269,105   100%   $254,938   100%

The growth in loans during 2006 of $41.0 million has been exhibited primarily in the commercial, commercial real estate, real estate construction, and agricultural loan categories. Residential real estate balances have also increased due to the introduction of a seven-year fixed rate product and a reduction of sales of mortgages to the secondary market. Although commercial and commercial real estate pipelines appear healthy, competitive pricing pressures have narrowed rates and spreads thereby adding pressure on the overall net interest margin. Repricing of loans has resulted in more fixed rate loans compared with the variable rate loans recorded in the past which has impacted our overall interest sensitivity.

Commercial and commercial real estate loans grew $11.9 million or 7% in 2006, and $21.1 million or 15% during 2005. We have added resources in developing a niche in commercial lending and we expect this area to continue its strong growth. We have a diverse customer base with a broad range of business opportunities within our markets that include service, retail, timber, manufacturing, and resort properties.

Agricultural loans increased to $42.9 million at December 31, 2006, an increase of $6.7 million in the year. The increase resulted from providing permanent financing to large dairy operations that have expanded into parlor milking systems. Agricultural loans are made principally to farmers engaged in dairy production.

Real estate construction loans were $26.1 million at the end of 2006, up $12.0 million since year- end 2005 and up $16.4 million from year-end 2004 amounts. Loans in this classification provide short-term financing for acquisition or development of commercial real estate, such as multi-family housing or other commercial developments. In a majority of the cases, we retain permanent financing on these projects following completion of construction.

Real estate residential loans, with the introduction of a 7-year fixed interest rate loan, were $97.7 million at December 31, 2006, or a $9.8 million increase from the prior year end. During 2006, we sold $13.4 million of real estate loans through the secondary market compared to $18.8 million in 2005. In 2006, the demand for real estate loans softened as interest rates increased. We anticipate that 2007 levels will be higher due the opening of the Eagle River branch. Loans in this category include conventional home mortgages, second mortgages, and home equity lines.

Installment loans grew $.6 million in 2006 to $9.2 million outstanding as of December 31, 2006. Installment loans include short-term installment loans, automobile loans, recreational vehicle loans, credit card loans, and other personal loans. We have directed resources toward more profitable loan categories such as commercial and commercial real estate lending.

Table 8:  Loan Maturity Distribution
                                      Loan Maturity
                           One Year    Over one Year     Over
                           or Less     to Five Years   Five Years
Commercial                  $29,097        $29,861        $2,820
Real estate commercial       50,404         60,841         2,493
Agricultural                 19,364         18,198         5,374
Real estate construction     15,887          6,584         3,634
Real estate residential      30,427         32,662        34,622
Consumer and individual       2,649          6,282           248
         Total             $147,828       $154,428       $49,191
Fixed rate                 $112,350       $117,365       $40,336
Variable rate                35,478         37,063         8,855
         Total             $147,828       $154,428       $49,191

Our loan portfolio is widely diversified by types of borrowers, industry groups and market areas that it serves. Significant loan concentrations are considered to exist for a financial entity when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic conditions. At December 31, 2006, total loans to any group of customers engaged in similar activities and having similar economic characteristics were 12% of total loans for both the dairy industry and the commercial retail industry.

ALLOWANCE FOR LOAN LOSSES

The loan portfolio is the primary asset subject to credit risk. To reflect this credit risk, the Bank sets aside an allowance for possible loan losses through periodic charges to earnings. Credit risk is controlled and monitored through the use of underwriting procedures, comprehensive loan administration, and ongoing review of borrowers' outstanding loans and commitments. Asset quality administration, including early identification of problem loans and timely resolution of problems, further enhances management of credit risk and minimization of loan losses.

Table 9:  Loan Loss Experience
                                                         Years Ended December 31,
                                                 2006        2005        2004        2003
Allowance for loan losses at
beginning of year                              $3,028      $2,820      $2,732      $2,702
Loans charged off:
 Commercial and agricultural                       83          45         126         374
 Real estate residential                           11          90          17          11
 Installment                                       18          42          43          94
 Total loans charged off                          112         177         186         479
Recoveries on loans previously charged off:
 Commercial and agricultural                      117          34          47          25
 Real estate residential                            2           2           0          10
 Installment                                       16           7          12          18
 Total loans recovered                            135          43          59          53
Net loans charged off (recoveries)                (23)        134         127         426
Provision for loan losses                       5,133         342         215         456

Allowance for loan losses at end of
year                                           $8,184      $3,028      $2,820      $2,732

Ratio of allowance for loan losses to
net charge-offs                                   NM         22.6        22.2         6.4

Ratio of allowance for loan losses to
total loans at end of period                     2.33%       0.97%       0.99%       1.02%

Ratio of net charge-offs during
period to average loans outstanding             -0.01%       0.04%       0.05%       0.16%

The allowance for loan losses at December 31, 2006 was impacted by the special reserve of $4.6 million as explained in the discussion below under the caption Impaired Loans and Nonperforming Assets. Without the special reserve, the allowance for loan losses would have been $3.6 million or 1.02% of loans at December 31, 2006, compared with 0.97% in 2005. Net loan recoveries of $23 occurred in 2006 compared with net charge-offs of $134 in 2005. Loans charged-off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses. As explained earlier, 2007 charge-offs will be impacted by the $4.6 million write-off related to the impaired borrower.

The analysis of the allowance for loan losses consists of two components: (1) specific credit allocation for expected losses on specifically identified credits that require a specific reserve; and (2) general portfolio allocation based on historical loan loss experience for each loan category and adjusted for economic conditions in the markets we operate in.

The specific credit allocation of the allowance for loan losses is based on a regular analysis of loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The fair value of the loan is based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent. The general portfolio allocation component is determined statistically using an analysis of each loan type's delinquency, specialty credits, and rating codes. The general portfolio allocation is performed quarterly and loss factors are updated regularly based on actual experience.

The allocation of the year-end allowance for loan losses for each of the past five years based on our estimate of loss exposure by category of loans is shown in Table 10. The amount allocated for commercial and agricultural loans increased in 2006 due to the growth in the loan portfolio during the year, the increase due to charge-offs, thereby causing a change in the risk profile of these categories within the loan portfolio. See Impaired Loan and Nonperforming Assets caption below for a discussion of the $4.6 million reserve.

Table 10:  Allocation of the Allowance for Loan Losses
                                             As of December 31,
                                    2006       2005       2004       2003
   Commercial and agricultural    $2,678     $2,287     $1,862     $1,977
   Real estate                       523        445        500        474
   Installment                       154        147        160        181
   Impaired Loans                  4,627         82         83         67
   Unallocated                       202         67        215         33
     Total allowance              $8,184     $3,028     $2,820     $2,732

The Bank performed additional work in the loan review area as well as retained outside consultants to evaluate the accuracy of risk grades assigned to credits reviewed, complete financial and documentation checklists, and to provide feedback on the observed credit administration policies. Based on these internal and external reviews performed, we believe that the allowance for loan losses was adequate as of December 31, 2006. While we use available information to recognize losses on loans, future adjustments may be necessary based on changes in economic conditions and the impact of such changes on borrowers.

IMPAIRED LOANS AND NONPERFORMING ASSETS

Nonperforming loans remain a leading indicator of future loan loss potential. Additionally, whenever management becomes aware of facts that may adversely impact the collection of principal or interest on loans, it is our practice to place such loans on nonaccrual status immediately rather than waiting until the loans become 90 days past due. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Previously accrued and uncollected interest on such loans is reversed, and income is recorded only to the extent that interest payments are subsequently received and principal is collectible.

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

Table 11: Nonperforming Loans and Other Real Estate Owned
                                                   As of December 31,
                                      2006       2005       2004     2003       2002
Nonaccrual loans                    $6,486       $255       $758     $136       $417
Other impaired loans                   161        877        432      457      1,667
Accruing loans past due 90 days or
more                                     4         19         43       35         62
Restructured loans                     473        365        322      320         14
Total impaired  loans               $7,124     $1,516     $1,555     $948     $2,160
Other real estate owned                130         -          72      270         -
Total nonperforming assets          $7,254     $1,516     $1,627   $1,218     $2,160
Impaired loans to total loans         2.03%      0.49%      0.55%    0.35%      0.85%
Nonperforming assets to total
assets                                1.58%      0.35%      0.40%    0.32%      0.59%

Impaired loans described above include $5.1 million in loans to a business entity and its owners. A specific allowance for loan loss of $4.6 million related to this borrower was established and contemplated the potential repurchase of loan participations as of December 31, 2006. In February 2007, the Bank bought back certain loan participations of $4.5 million related to this impaired borrower relationship. Additionally, the Company bought out the first mortgage on secured properties related to this same borrower of $1.8 million. With the repurchase of these loans, the total amount of indebtedness related to this impaired borrower relationship totals $11.4 million, of which a specific allowance for loan loss reserve of $4.6 million was recorded as of December 31, 2006. The borrower has surrendered the properties and collateral involved in the transaction over to the Bank and a loan charge-off of $4.6 million was recorded in 2007.

The analysis of impaired loans after buyback of loan participations follows:


Total impaired loans at December 31, 2006              $7,124
Buyback of loan participations                          6,265
Less-specific allowance for loan losses                (4,626)
Net investment in impaired loans after buyback         $8,763

The properties and collateral received in the surrender of assets were valued at estimated resale value. Our cash expenditures, including legal and accounting fees, associated with the impairment charge are not expected to be material although the actual amount of such expenditure will depend upon the manner in which our collection efforts are structured and the expediency in selling these assets.

Table 12:  Forgone Loan Interest
                                         Years Ended December 31,
                                         2006      2005      2004
 Interest income in accordance with
 original terms                          $142       $85       $80
 Interest income recognized               (31)      (12)      (13)
 Reduction in interest income             111        73        67

INVESTMENT SECURITIES PORTFOLIO

The investment securities portfolio is intended to provide the Bank with adequate liquidity, flexible asset liability management, and a source of stable income. All securities are classified as available for sale and are carried at market value. Adjustments up or down to fair value at December 31, 2006, and 2005 are recorded as a separate component of equity, net of tax. Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method. Realized gains or losses on sales are based on the net proceeds and the adjusted carrying value amount of the securities sold using the specific identification method.

Table 13:  Investment Securities Portfolio at Estimated Fair Value
                                           Years Ended December 31,
                                         2006        2005        2004
U.S. treasury securities
and obligations of U.S. government
corporations and agencies                $439        $438        $648
Mortgage-backed securities             56,381      52,277      54,039
Obligations of states and political
subdivisions                           23,115      21,470      23,743
Corporate debt securities               2,386       2,487       2,501
Subtotal                               82,321      76,672      80,931
Equity securities                         151         151         151
       Totals                         $82,472     $76,823     $81,082

Investment securities averaged $78.0 million in 2006 compared with $84.1 million in 2005. With the increase in loans during 2006, the levels of the investment portfolio were reduced. Also, the yields on securities with required maturity terms were not favorable during 2006. With the inverted yield curve, the attractiveness of the investment portfolio declined during 2006. Tax-exempt securities on average for 2006 accounted for 27% of the total average investments compared to 26% in 2005.

At December 31, 2006, the securities portfolio did not contain securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of stockholders' equity.

Table 14:  Investment Securities Portfolio Maturity Distribution
                                                 After                After
                                                One But              Five but
                             Within              Within               Within              After
                            One Year           Five Years           Ten Years           Ten Years           Total
                             Amount    Yield     Amount     Yield     Amount    Yield     Amount    Yield   Amount   Yield
U.S. treasury securities
and obligations of U.S.
government corporations
and agencies                     $0       0      $439       4.00%         $0       0          $0        0     $439    4.00%
Mortgage-backed
securities                      255    5.93%   55,567       4.72%        559    6.49%          0        0  $56,381    4.74%
Obligations of states and
political subdivisions        4,416    4.06%   10,720       4.11%      7,452    4.14%        527    5.50%  $23,115    4.14%
Corporate debt securities     1,000    8.37%    1,386       8.28%                                           $2,386    8.32%
   Total carrying value      $5,671    4.90%  $68,112       4.69%     $8,011    4.30%       $527    5.50%  $82,321    4.67%

DEPOSITS

At December 31, 2006, deposits were $342.3 million, up 9% or $29.6 million from year-end 2005. On average, total deposits increased 13% over 2005. While the lower cost funds such as demand deposits, NOW accounts and money market accounts did not grow at a double-digit pace, growth did occur in the higher cost time deposits and with the Premier Money Market account.

Table 15: Average Deposits Distribution
                                        2006              2005              2004
                                             % of              % of              % of
                                   Amount   Total    Amount   Total    Amount   Total
Non-interest bearing demand       $43,615    13%    $43,955    15%    $42,506    15%
Interest-bearing demand            30,077     9%     29,547    10%     27,444    10%
Savings deposits                   89,457    27%     66,495    22%     70,927    25%
Time deposits                     147,291    44%    138,993    47%    129,504    45%
Brokered certificates of deposit   22,516     7%     16,532     6%     15,304     5%
Total                            $332,956   100%   $295,522    99%   $285,685   100%

The retail markets we serve are continuously influenced by economic conditions, competitive pressure from other financial institutions, and other out-of-market investment opportunities available to customers. Emphasis was placed on generating additional core deposits in 2006 and through competitive pricing and the introduction of the Premier Money Market account, double-digit growth was achieved. The higher cost paid on deposits impacted our overall net interest margin in 2006 as interest expense grew faster than the income generated from loans and investments. For 2007, we will continue to increase brokered deposits as an alternative source of funds to support loan growth. Our 2007 goals for the consumer and commercial lending lines of businesses include a focus on expanding existing relationships and ensuring that new loan customers have deposit and loan relationships with us.

Table 16:  Maturity Distribution of Certificates of Deposit of $100,000 or More
                                    December 31, 2006   December 31, 2005
3 months or less                         $17,781             $29,177
Over 3 months through 6 months            24,920              15,978
Over 6 months through 12 months           15,885               8,977
Over 12 months                            15,350              15,319
Total                                    $73,936             $69,451

OTHER FUNDING SOURCES

Other funding sources, including short-term borrowings, Federal Home Loan Bank ("FHLB") borrowings, and subordinated debentures, were $80.0 million at December 31, 2006 compared with $73.9 million at December 31, 2005, an increase of 8% or $6.1 million. Short-term borrowings consist of federal funds purchased and corporate funds in the form of repurchase agreements. Average 2006 short-term borrowings were $21.9 million compared to $26.6 million in 2005. FHLB borrowings averaged $36.0 in 2006 or $12.3 million below the 2005 level of borrowings. The success of raising core deposits in the Premier Money Market account allowed us to reduce our dependency on wholesale funds for 2006. We anticipate having to increase our wholesale funding through brokered deposits, short-term borrowings, or additional FHLB advances in 2007 to fund loan growth.

Table 17:  Short Term Borrowings
                                                   December 31,
                                            2006        2005        2004
Balance end of year                       $31,281     $19,544     $19,216
Average amounts outstanding during year   $21,890     $26,615     $20,525
Maximum month-end amounts outstanding     $36,166     $39,552     $29,641
Average interest rates on amounts
outstanding during year                      4.31%       2.91%       1.51%
Average interest rates on amounts
outstanding at end of year                   5.00%       3.22%       2.11%

In 2005, Mid-Wisconsin Statutory Trust I (the "Trust"), a Delaware Business Trust subsidiary of Mid-Wisconsin, issued $10 million in trust preferred securities. The Trust used the proceeds from the offering along with Mid-Wisconsin's common ownership investment to purchase $10.3 million of Mid-Wisconsin's subordinated debentures (the "debentures"). The trust preferred securities and the debentures mature on December 15, 2035, and have a fixed rate of 5.98% until December 15, 2010, after which they will have a floating rate of the three-month LIBOR plus 1.43%. For additional details, please make reference to the Consolidated Financial Statements and Note 10 of the accompanying Notes.

OFF-BALANCE SHEET OBLIGATIONS

As of December 31, 2006 and 2005, we have the following commitments, which do not appear on our balance sheet:

Table 18: Commitments
                                        2006         2005
Commitments to extend credit:
 Fixed rate                           $26,281      $13,080
 Adjustable rate                       29,899       26,859
Standby and irrevocable letters of
credit-fixed rate                       4,307        3,696
Credit card commitments                 5,669        6,105

Further discussion of these commitments is included in Note 18, "Financial Instruments with Off-Balance Sheet Risk" of the Notes to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

We are party to various contractual obligations requiring use of funds as part of our normal operations. The table below outlines principal amounts and timing of these obligations, excluding amounts due for interest, if applicable. Most of these obligations are routinely refinanced into a similar replacement obligation. However, renewal of these obligations is dependent on our ability to offer competitive interest rates or availability of collateral for pledging purposes supporting advances from the FHLB.

Table 19:  Contractual Obligations
                                                        Payments due by period
                                         Total   < 1 year   1-3 years   3-5 years   > 5 years
Subordinated debentures                 $10,310       $0          $0          $0     $10,310
Federal Home Loan Bank borrowings        38,428    7,500      23,367       7,561           0
Total long-term borrowing obligations   $48,738   $7,500     $23,367      $7,561     $10,310


                                                    December 31,
                                            2006        2005        2004
Federal Home Loan Bank borrowings
Balance end of year                       $38,428     $44,000     $49,000
Average amounts outstanding during year   $35,993     $48,260     $43,478
Maximum month-end amounts outstanding     $38,428     $49,000     $50,000
Average interest rates on amounts
outstanding during year                      4.06%       3.71%       3.85%
Average interest rates on amounts
outstanding at end of year                   4.45%       3.84%       3.64%

Also, we have liabilities due directors for services rendered with various payment terms depending on their anticipated retirement date or their election of payout terms following retirement. The total liability at December 31, 2006 for current and retired directors is $1.1 million.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity management refers to the ability to ensure that cash is available in a timely manner to meet loan demand and depositors' needs, and to service liabilities as they become due without undue cost or risk. Our holding company and Bank have different liquidity considerations.

The primary source of funds for the holding company are dividends from the Bank, proceeds from issuance of stock, and net proceeds from borrowings and the offerings of subordinated debentures. The cash is used to provide for payments of dividends to shareholders, purchase of assets, payment of salaries, benefits and other related expenses, and to make interest payments on its debt. Dividends received from the Bank totaled $.5 million in 2006.

The Bank meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity is derived from the maturity of the investment portfolio, maturing loans, loan payments, deposit growth, other funding sources, and a well-capitalized capital position.

Maturing investments can be a source of liquidity at the Bank. Proceeds from maturities totaling $19.2 million were received in 2006 while investment purchases totaled $24.8 million. The increase in investments was made to maintain sufficient collateral for pledging purposes. The weighted average maturity of our investment portfolio was three years as of December 31, 2006.

The scheduled maturity of loans can also provide a source of additional liquidity. The Bank has $147.8 million of loans maturing within one year, or 42% of total loans. Factors affecting liquidity relative to loans are loan renewals, loan origination volumes, loan prepayment rates, and maturity of existing loan portfolio. The Bank's liquidity position is influenced by changes in interest rates, economic conditions, and competition. Conversely, loan demand as a need for liquidity may cause us to acquire other sources of funding which could be more costly than deposits.

Deposit growth is another source of liquidity for the Bank. Deposits provided $29.6 million of cash inflow during 2006. The overall average deposit base grew $37 million or 13% during 2006 due to the significant impact of offering of the new Premier Money Market product. Affecting liquidity are core deposit growth levels, certificates of deposit maturity structure, and retention and diversification of wholesale funding sources. Deposit outflows would require the Bank to develop alternative funding sources which may not be as liquid and potentially more costly.

Other funding sources for the Bank are in the form of corporate repurchase agreements, federal funds purchased, and FHLB advances. Repurchase agreements with corporate customers declined from $19.5 million at year-end 2005 to $13.7 million at year-end 2006, a decrease of 30%. Federal funds are purchased from correspondent banks as needed for liquidity. At year-end 2006, the Bank held $17.5 million in Federal funds purchased compared with zero at December 31, 2005. FHLB advances totaled $44.0 million and $38.4 million at December 31, 2005 and 2006, respectively.

The Bank's liquidity resources were sufficient in 2006 to fund the growth in loans and investments, and to meet other cash needs when necessary.

Management expects that deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. We expect deposit growth, including brokered deposits, to be a reliable funding source in the future. Branch expansion efforts and marketing efforts will aid in attracting and retaining core deposits. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, federal funds sold, portfolio investments, loan maturities, and access to other funding sources.

In assessing liquidity, historical information such as seasonality, local economic cycles, and the economy in general are considered along with the current ratios and management goals. We believe that in the current economic environment, as consumers take advantage of multiple financial service providers, there will be an increased reliance on wholesale funding sources to meet liquidity needs. Additionally, we believe that loan growth will rise faster than the ability to raise in-market deposits. Despite adding additional branches, the increased growth will be funded with more out-of-market deposits and wholesale borrowings.

The composition of the Bank's balance sheet consists of investments in loans and securities which are primarily funded by deposits and borrowings. Each financial instrument has varying levels of sensitivity to changes in market rates of interest. The operating income and net income depends on the difference between the income received from loans, securities, and other interest-earning assets and the interest expense paid to obtain deposits and other liabilities.

At year-end 2006, 77% of the loans were fixed rate compared with 60% at year-end 2005. Throughout 2006, as interest rates edged higher, consumers and commercial customers gravitated toward locking in fixed-interest rate loans. To respond to consumer demand, the Bank offered a 7-year fixed rate balloon residential real estate loan product and closed 2006 with $27 million in balances for these accounts. On the deposit side, the Premier Money Market product was introduced in the 4{th} quarter of 2005 and pays a variable interest rate. By the end of 2006, depositors had invested $43 million into this new money market product. As of year-end 2006, 30% of liabilities were variable rate compared to 27% at the end of 2005. Offering the fixed-rate residential real estate loan product and the change into more fixed rate loans in the commercial lending portfolio coupled with an increase in variable rate liabilities resulted in the mismatch of maturing assets and liabilities. To manage the maturity mismatch and limit exposure to interest rate risk, we acquired longer-term, fixed-rate brokered CD's and FHLB advances.

Table 20, Interest Rate Sensitivity Gap Analysis, represents a schedule of assets and liabilities maturing over various time intervals. The table reflects a positive gap position, more assets than liabilities maturing, for the individual categories in all time frames except the 0 - 90 days and beyond five years. The cumulative gap ratio through the one-year interval is negative, more liabilities maturing than assets. We evaluate the cumulative gap position at the one-year and two-year time frames. At those time intervals the cumulative maturity gap was between the guideline of 60% to 120%.

Table 20: Interest Rate Sensitivity Gap Analysis
                                                                     December 31, 2006
                                              0-90       91-180      181-365      1-5       Beyond
                                              Days        Days        Days       Years      5 Years      Total
Earning Assets:
  Loans                                     $49,604     $41,914     $68,734    $150,853     $40,342    $351,447
  Securities                                  1,865       1,941       2,998      68,922       6,746     $82,472
  Other earning assets                          391           0           0           0           0         391
Total                                       $51,860     $43,855     $71,732    $219,775     $47,088    $434,310
Cumulative rate sensitive assets            $51,860     $95,715    $167,447    $387,222    $434,310
Interest-bearing liabilities:
  Interest-bearing deposits (1)             $49,225     $50,053     $39,951     $41,995    $113,336    $294,560
  Borrowings                                 31,260       2,521       5,000      25,928       5,000      69,709
  Subordinated debentures                         0           0           0           0      10,310      10,310
Total                                       $80,485     $52,574     $44,951     $67,923    $128,646    $374,579
Cumulative interest sensitive liabilities   $80,485    $133,059    $178,010    $245,933    $374,579
Interest sensitivity gap                   $(28,625)    $(8,719)    $26,781    $151,852    $(81,558)
Cumulative interest sensitivity gap        $(28,625)   $(37,344)   $(10,563)   $141,289     $59,731
Cumulative ratio of rate sensitive assets
to rate sensitive liabilities                  64.4%       71.9%       94.1%      157.5%      115.9%

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

In order to limit exposure to interest rate risk, we monitor the liquidity and gap analysis on a monthly basis and adjust pricing, term and product offerings when necessary to stay within our guidelines and maximize effectiveness of asset/liability management.

 We also estimate the effect a sudden change in interest rates could have on expected net interest income through income simulation. The simulation is run using the prime rate as the base with the assumption of rates increasing or decreasing 200 basis points. All rates are increased or decreased proportionally to the change in prime rate. The simulation assumes a static mix of assets and liabilities. As a result of the simulation, over a 12-month time period ending December 2007, net interest income is estimated to decline 1.7% if rates increase 200 basis points. In a down 200 basis point rate environment assumption, net interest income is estimated to increase 1.7% during the same period. These results are based solely on the modeled changes in the market rates and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve and changes in spreads between key market rates. These results also do not include any management action to mitigate potential income variances within the modeled process. We realize actual net interest income is largely impacted by the allocation of assets, liabilities and product mix. The simulation results are one indicator of interest rate risk.

Management continually reviews its interest rate risk position through our Asset/Liability Committee process.

CAPITAL

Stockholders' equity at December 31, 2006 was $34.1 million, a reduction of $3.3 million from the year-end 2005 value of $37.4 million. The decrease in stockholders' equity in 2006 was due primarily to the impact of the stock buyback which reduced equity by $2.9 million and dividends to shareholders in excess of earnings for the year. Cash dividends paid were $1.28 per share in 2006 and 2005. Cash dividends in 2006 totaled $2.1 million compared with net income of $1.1 million. Stockholders' equity at year-end 2006 included $547 of accumulated other comprehensive loss related to unrealized losses on securities available for sale, net of the tax effect. At December 31, 2005, stockholders' equity included $598 of accumulated other comprehensive loss related to unrealized losses on securities.

In December 2005, we announced an offer to purchase up to 125,000 shares of our common stock in a tender offer at a price of $36.00 per share. The offer expired on January 31, 2006. We accepted 81,342 shares of common stock for repurchase. The shares repurchased represented approximately 4.77% of the shares outstanding immediately prior to the tender offer.

In 2005, we formed Mid-Wisconsin Statutory Trust I (the "Trust") as a statutory business trust organized for the sole purpose of issuing $10.0 million of trust preferred securities and investing the proceeds of $10.3 million into our subordinated debentures, the sole asset of the Trust. The trust preferred securities enhanced regulatory capital added liquidity, and will support future growth. The common securities of the Trust are wholly-owned by us. As of December 31, 2006, all $10.0 million of the Trust Preferred Securities qualify at Tier 1 Capital for regulatory purposes.

Table 21:  Capital
                                               At December 31,
                                   2006        2005        2004      Minimum
HOLDING COMPANY

Total Stockholders' Equity       $34,133     $37,373     $36,084
Tier 1 Capital                    44,385      47,676      35,215
Total Regulatory Capital          48,911      50,704      38,035
Tier 1 to average assets             9.6%       11.6%        9.1%       5.0%
Tier 1 risk-based capital ratio     12.4%       14.8%       12.1%       4.0%
Total risk-based capital ratio      13.7%       15.7%       13.1%       8.0%

                                               At December 31,
                                   2006        2005        2004       Minimum
BANK

Total Stockholders' Equity       $35,408     $34,161     $32,332
Tier 1 Capital                    35,660      34,464      31,463
Total Regulatory Capital          40,138      37,492      34,283
Tier 1 to average assets             7.8%        8.4%        8.2%       5.0%
Tier 1 risk-based capital ratio     10.1%       10.8%       10.9%       6.0%
Total risk-based capital ratio      11.3%       11.7%       11.9%      10.0%

The adequacy of our capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of December 31, 2006, 2005, and 2004, the holding company and Bank Tier 1 risk-based capital ratios, total risk-based capital ratios and Tier 1 leverage ratios were well in excess of regulatory requirements. It is the goal of management and the Board to ensure that our capital structure continues to meet regulatory guidelines required to qualify as a well-capitalized institution at the Bank and holding company.

Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2006, 2005 and 2004:

Table 22:  Selected Quarterly Financial Data
                                                      2006 Quarter Ended
                                          December    September     June        March
Interest income                            $8,004      $7,744      $7,162      $6,709
Interest expense                            3,971       3,831       3,323       2,927
Provision for loan losses                   4,750         133         125         125
Income before provision for income taxes   (3,196)      1,360       1,461       1,511
Net income                                 (1,828)        922         985       1,016
Basic earnings per share                   $(1.10)      $0.56       $0.60       $0.61
Diluted earnings per share                 $(1.11)      $0.56       $0.60       $0.61

                                                      2005 Quarter Ended
                                          December    September     June        March
Interest income                            $6,588      $6,255      $5,705      $5,402
Interest expense                            2,648       2,334       2,000       1,799
Provision for loan losses                      90         115          75          62
Income before provision for income taxes    1,638       1,807       1,652       1,566
Net income                                  1,062       1,144       1,115       1,067
Basic and diluted earnings per share        $0.62       $0.67       $0.65       $0.63

                                                      2004 Quarter Ended
                                          December    September     June        March
Interest income                            $5,317      $5,115      $4,912      $4,894
Interest expense                            1,644       1,551       1,428       1,480
Provision for loan losses                      30          75          70          40
Income before provision for income taxes    1,711       1,728       1,688       1,542
Net income                                  1,060       1,148       1,172       1,096
Basic earnings per share                    $0.62       $0.68       $0.70       $0.65
Diluted earnings per share                  $0.62       $0.68       $0.69       $0.65

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is set forth in Item 6, "Selected Financial Data" and under sub-captions "Results of Operations", "Market Risk", "Net Interest Income", "Allowance for Loan Losses", "Investment Securities Portfolio", "Deposits", and "Liquidity and Interest Rate Sensitivity" under
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and notes to related statements thereto are set forth on the following pages.

Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Mid-Wisconsin Financial Services, Inc.
Medford, Wisconsin


We have audited the accompanying consolidated balance sheets of Mid-Wisconsin Financial Services, Inc. and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Wisconsin Financial Services, Inc. and Subsidiary at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States.



Wipfli LLP


February 20, 2007
Wausau, Wisconsin

                 Mid-Wisconsin Financial Services, Inc. and Subsidiary

                             Consolidated Balance Sheets
                              December 31, 2006 and 2005
                              ($000's except share data)
                                                                           2006            2005
Assets

Cash and due from banks                                                  $12,111          $14,242
Interest-bearing deposits in other financial institutions                     22               20
Federal funds sold                                                           369            9,134
Securities available for sale - at fair value                             82,472           76,823
Loans held for sale                                                          216              319
Loans, net of unamortized loan fees of ($81 in 2006 and $78 in 2005)     351,447          310,370
Less: Allowance for loan losses                                           (8,184)          (3,028)
Net loans                                                                343,263          307,342
Accrued interest receivable                                                2,474            1,928
Premises and equipment, net                                                9,332            9,027
Goodwill                                                                     295              295
Other investments - at cost                                                2,616            2,971
Other assets                                                               7,481            5,288
Total Assets                                                            $460,651         $427,389

Liabilities and Stockholders' Equity

Non-interest-bearing deposits                                            $47,693           $46,373
Interest-bearing deposits                                                294,560           266,280
  Total deposits                                                         342,253           312,653

Short-term borrowings                                                     31,281            19,544
Federal Home Loan Bank borrowings                                         38,428            44,000
Subordinated debentures                                                   10,310            10,310
Accrued interest payable                                                   2,180             1,720
Accrued expenses and other liabilities                                     2,066             1,789
  Total Liabilities                                                      426,518           390,016

Stockholders' equity:
  Common stock - Par value $.10 per share:
   Authorized - 6,000,000 shares
   Issued and outstanding -  1,639,674 shares in 2006 and
   1,704,018 shares in 2005                                                  164               170
  Additional paid-in capital                                              11,651            11,565
  Retained earnings                                                       22,865            26,236
  Accumulated other comprehensive loss                                      (547)             (598)
  Total Stockholders' Equity                                              34,133            37,373
Total Liabilities and Stockholders' Equity                              $460,651          $427,389

The accompanying notes are an integral part of the Consolidated Financial Statements.

            Mid-Wisconsin Financial Services, Inc and Subsidiary

                     Consolidated Statements of Income
              Years Ended December 31, 2006, 2005, and 2004
                         ($000's except share data)
                                                       2006     2005     2004
Interest and dividend income:
   Loans, including fees                             $25,758  $20,224  $16,693
   Securities:
     Taxable                                           2,501    2,323    2,463
     Tax-exempt                                          906      936      992
   Other                                                 454      467       90
        Total interest and dividend income            29,619   23,950   20,238

Interest expense:
   Deposits                                           11,033    6,087    4,121
   Short-term borrowings                                 945      809      309
   Federal Home Loan Bank borrowings                   1,460    1,754    1,673
   Subordinated debentures                               614      131        0
        Total interest expense                        14,052    8,781    6,103

Net interest income                                   15,567   15,169   14,135
Provision for loan losses                              5,133      342      215
Net interest income after provision for loan losses   10,434   14,827   13,920

Noninterest income:
   Service fees                                        1,111      895      844
   Trust service fees                                    917      909      753
   Investment product commissions                        334      261      408
   Other operating income                              1,086    1,247    1,016
       Total noninterest income                        3,448    3,312    3,021

Noninterest expenses:
   Salaries and employee benefits                      7,372    6,614    5,847
   Occupancy                                           1,681    1,377    1,231
   Data processing and information systems               734      524      398
   Purchased core deposit amortization                     0      231      332
   Loss on sale of securities available for sale           0        4        0
   Other operating expenses                            2,959    2,726    2,464
       Total noninterest expenses                     12,746   11,476   10,272

Income before provision for income taxes               1,136    6,664    6,669
Provision for income taxes                                41    2,275    2,193
Net income                                            $1,095   $4,388   $4,476

Net Income per Common Share:
Basic earnings per share                               $0.67    $2.57    $2.65
Diluted earnings per share                             $0.66    $2.57    $2.64

The accompanying notes are an integral part of the Consolidated Financial Statements.

                     Mid-Wisconsin Financial Services, Inc. and Subsidiary

                  Consolidated Statements of Changes in Stockholders' Equity
                        Years Ended December 31, 2006, 2005, and 2004
                                  ($000's except share data)
                                                                                  Accumulated
                                                           Additional                Other
                                          Common Stock       Paid-In   Retained   Comprehensive
                                         Shares     Amount   Capital   Earnings   Income (Loss)   Totals
Balance, January 1, 2004                1,685,550    $169    $10,976    $21,713         $906      $33,764

Comprehensive income:
Net income                                                                4,476                     4,476
Other comprehensive loss                                                                (562)        (562)
Total comprehensive income                                                                          3,914

Issuance of common stock                   17,500       1        543                                  544
Proceeds from stock benefit plans             527                 16                                   16
Stock-based compensation                                           7                                    7
Cash dividends paid, $1.28 per share                                     (2,161)                   (2,161)

Balance, December 31, 2004              1,703,577     170     11,542     24,028          344       36,084

Comprehensive income:
Net income                                                                4,388                     4,388
Other comprehensive loss                                                                (942)        (942)
Total comprehensive income                                                                          3,446

Proceeds from stock benefit plans             441                15                                    15
Stock-based compensation                                          8                                     8
Cash dividends paid, $1.28 per share                                     (2,180)                   (2,180)

Balance, December 31, 2005              1,704,018     170    11,565      26,236         (598)      37,373

Comprehensive income:
Net income                                                                1,095                     1,095
Other comprehensive income                                                                51           51
Total comprehensive income                                                                          1,146

Repurchase of common stock                (81,342)     (8)     (552)     (2,368)                   (2,928)
Proceeds from sale of stock                16,000       2       574                                   576
Proceeds from stock purchase plans            998                34                                    34
Stock-based compensation                                         30                                    30
Cash dividends paid, $1.28 per share                                     (2,098)                   (2,098)

Balance, December 31, 2006              1,639,674    $164   $11,651     $22,865        ($547)     $34,133

The accompanying notes are an integral part of the Consolidated Financial Statements.

                     Mid-Wisconsin Financial Services, Inc. and Subsidiary

                             Consolidated Statements of Cash Flows
                        Years Ended December 31, 2006, 2005, and 2004
                                            ($000's)
                                                                 2006        2005       2004
Increase (decrease) in cash and due from banks:
Cash flows from operating activities:
      Net income                                                $1,095      $4,388      $4,476
      Adjustments to reconcile net income to net cash
      provided by operating activities:
            Provision for depreciation and net amortization        847         936         956
            Provision for loan losses                            5,133         342         215
            Provision (benefit) for deferred income taxes       (2,009)       (157)         73
            Loss on sale of securities available for sale            0           4           0
            Loss on premises and equipment disposals                10          25           1
            Loss on sale of foreclosed real estate                  23           0           8
            FHLB stock dividends                                     0        (126)       (135)
            Stock-based compensation                                30           8           7
            Changes in operating assets and liabilities:
               Loans held for sale                                 103         227        (215)
               Other assets                                       (631)       (153)       (452)
               Other liabilities                                   736         380         613

Net cash provided by operating activities                        5,337       5,874       5,547

Cash flows from investing activities:
      Net (increase) decrease in interest-bearing deposits
      in other financial institutions                               (2)         (2)        597
      Net (increase) decrease in federal funds sold              8,765      10,434     (17,939)
      Securities available for sale:
            Proceeds from sales                                      0         660           0
            Proceeds from maturities                            19,237      22,174      21,655
            Payment for purchases                              (24,786)    (20,030)    (25,618)
      Payment for purchase of other investments                      0        (310)       (246)
      Federal Home Loan Bank stock redemption                      356           0           0
      Net increase in loans                                    (41,223)    (26,378)    (15,085)
      Capital expenditures                                      (1,180)     (3,573)     (1,210)
      Proceeds from sale of premises and equipment                   0           1           2
      Proceeds from sale of other real estate                       16          87         111

Net cash used in investing activities                          (38,817)    (16,937)    (37,733)

                     Mid-Wisconsin Financial Services, Inc. and Subsidiary

                       Consolidated Statements of Cash Flows (Continued)
                         Years Ended December 31, 2006, 2005, and 2004
                                            ($000's)
                                                                 2006       2005        2004
Cash flows from financing activities:
      Net increase in deposits                                 $29,600     $9,266     $15,738
      Net increase in short-term borrowings                     11,737      7,327       7,922
      Proceeds from issuance of FHLB borrowings                 25,428          0      20,000
      Principal payments on FHLB borrowings                    (31,000)   (12,000)    (11,000)
      Proceeds from issuance of subordinated debentures              0     10,310           0
      Payment for repurchase of common stock                    (2,928)         0           0
      Issuance of common stock                                     576          0         544
      Proceeds from stock benefit plans                             34         15          16
      Cash dividends paid                                       (2,098)    (2,180)     (2,161)

Net cash provided by financing activities                       31,349     12,738      31,059

Net increase (decrease) in cash and due from banks              (2,131)     1,675      (1,127)
Cash and due from banks at beginning                            14,242     12,567      13,694

Cash and due from banks at end                                 $12,111    $14,242     $12,567

Supplemental cash flow information:

Cash paid during the year for:
Interest                                                       $13,592     $8,208      $6,162
Income taxes                                                     1,923      2,596       1,976

Noncash investing and financing activities:

Loans transferred to other real estate                           $169         $56         $72
Loans charged-off                                                 112         177         186
Loans made in connection with the sale
  of other real estate                                              0          41         150

The accompanying notes are an integral part of the Consolidated Financial Statements.

        Mid-Wisconsin Financial Services, Inc. and Subsidiary

            Notes to Consolidated Financial Statements
            December 31, 2006, 2005, and 2004 ($000's except share data)

Note 1- Summary of Significant Accounting Policies

Principal Business Activity
Mid-Wisconsin Financial Services, Inc. (the "Company") operates as a full-service financial institution with a primary market area including, but not limited to, Clark, Eau Claire, Lincoln, Marathon, Oneida, Price, and Taylor Counties, Wisconsin. It provides a variety of traditional banking product sales, insurance services, and residential appraisals and title insurance services.

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

The Company also owns Mid-Wisconsin Statutory Trust 1 ("Trust"), a wholly owned subsidiary that is a variable interest entity because the Company is not the primary beneficiary and, as a result, is not consolidated. The Trust is a qualifying special-purpose entity established for the sole purpose of issuing trust preferred securities. The proceeds from the issuance were used by the Trust to purchase subordinated debentures of the Company, which is the sole asset of the Trust. Liabilities on the consolidated balance sheets include the subordinated debentures related to the Trust, as more fully described in Note 11.

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

            December 31, 2006, 2005, and 2004 ($000's except share data)

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

Loans Held for Sale
Loans held for sale consist of the current origination of certain fixed rate mortgage loans and are recorded at the lower of aggregate cost or fair value. A gain or loss is recognized at the time of the sale reflecting the present value of the difference between the contractual interest rate of the loans sold and the yield to the investor. All loans held for sale at December 31, 2006 and 2005, have a forward sale commitment from an investor. Mortgage servicing rights are not retained.

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

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication the borrower may be unable to make payments as they become due. When loans are placed on nonaccrual or charged off, all unpaid accrued interest is reversed against interest income. The interest on these loans is subsequently accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses
The allowance for loan losses is established through a provision for loan losses charged to expense as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

            December 31, 2006, 2005, and 2004 ($000's except share data)

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

Foreclosed Real Estate
Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell. Revenue and expenses related to foreclosed real estate and changes in the valuation allowance are included in loss on sale of foreclosed real estate.

            December 31, 2006, 2005, and 2004 ($000's except share data)

Goodwill and Purchased Intangibles
The excess of cost over the net assets acquired (goodwill) is tested for impairment annually. The Company tested for impairment during the fourth quarter and determined there was no impairment of goodwill during 2006. No impairment expense for goodwill was recognized in 2006, 2005, or 2004.

The purchased core deposit intangible was amortized using a systematic method over an eight-year period. The Company periodically evaluated the carrying value of the intangible asset for impairment. Adjustments were recorded when the value of the asset decreased or was determined to be impaired. The purchased core deposit intangible was fully amortized in 2005.

Federal Home Loan Bank (FHLB) Stock
As a member of the Federal Home Loan Bank system, the Company is required to hold stock in the FHLB based on the anticipated amount of FHLB borrowings to be advanced. This stock is substantially restricted. The stock is pledged as collateral for outstanding FHLB advances. The stock is evaluated for impairment on an annual basis. FHLB stock is included in the balance sheet caption "other investments."

Income Taxes
Deferred income taxes have been provided under the liability method. Deferred tax assets and liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. Provision (credit) for deferred taxes is the result of changes in the deferred tax assets and liabilities.

Off-Balance Sheet Financial Instruments
In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Rate Lock Commitments
The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed rate commitments also considers the difference between current levels of interest rates and the committed rates. The Company's rate lock commitments were $3,446 and $3,064 at December 31, 2006 and 2005, respectively.

            December 31, 2006, 2005, and 2004 ($000's except share data)

Segment Information
The Company, through a branch network of its banking subsidiary, provides a full range of consumer and commercial banking services to individuals, businesses, and farms in north central Wisconsin. These services include demand, time, and savings deposits; safe deposit services; credit cards; notary services; night depository; money orders, traveler's checks, and cashier's checks; savings bonds; secured and unsecured consumer, commercial, and real estate loans; ATM processing; cash management; online banking; and trust and financial planning.

While the Company's management monitors the revenue streams of various Company products and services, operations are managed and financial performance is evaluated on a companywide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

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

Stock-Based Compensation
The Company accounts for employee stock compensation plans using the fair value based method of accounting. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is also the vesting period.

New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48). The new statement clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards
(SFAS) No. 109, Accounting for Income Taxes. This interpretation prescribes the recognition threshold and measurement for the recognition in the financial statements of a tax position taken or expected to be taken in a tax return. FIN 48 clarifies that an enterprise should recognize the financial statement effects of a tax position when that position will more likely than not be sustained by a tax authority upon examination. The new pronouncement is effective for fiscal years beginning after December 15, 2006. The Company believes the adoption of this interpretation will not have a significant effect on the consolidated financial statements of the Company.

            December 31, 2006, 2005, and 2004 ($000's except share data)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company believes the adoption of this statement will not have a significant effect on the consolidated financial statements of the Company.

Note 2- Earnings per Share

The following presents a reconciliation of the numerators and denominators of the basic and diluted per share computations (dollars and shares in thousands except per share data):

                                               Year Ended December 31, 2006
                                                          Weighted
                                                           Average        Per
                                             Income         Shares       Share
                                           (Numerator)   (Denominator)   Amount
Basic earnings per share:
   Income available to common shareholders    $1,095           1,644      $0.67

Effect of dilutive securities:
  Stock options                                    0               4

Diluted earnings per share:
  Income available to common shareholders     $1,095           1,648      $0.66

                                               Year Ended December 31, 2005
                                                          Weighted
                                                           Average        Per
                                             Income         Shares       Share
                                           (Numerator)   (Denominator)   Amount
Basic earnings per share:
   Income available to common shareholders    $4,388           1,703      $2.57

Effect of dilutive securities:
   Stock options                                   0               3

Diluted earnings per share:
   Income available to common shareholders    $4,388           1,706      $2.57

                                               Year Ended December 31, 2004
                                                          Weighted
                                                           Average        Per
                                             Income         Shares       Share
                                           (Numerator)   (Denominator)   Amount
Basic earnings per share:
   Income available to common shareholders    $4,476           1,689      $2.65

Effect of dilutive securities:
   Stock options                                   0               1

Diluted earnings per share:
   Income available to common shareholders    $4,476           1,690      $2.64

            December 31, 2006, 2005, and 2004 ($000's except share data)

Note 3- Cash and Due From Banks

Cash and due from banks in the amount of $259 and $2,781 was restricted at December 31, 2006 and 2005, respectively, to meet the reserve requirements of the Federal Reserve System.

In the normal course of business, the Bank maintains cash and due from bank balances with correspondent banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Total uninsured balances at December 31, 2006 and 2005, were approximately $130 and $3,564, respectively.

Note 4- Securities

The amortized cost, fair value, and gross unrealized gains and losses for the Company's securities available for sale follow:

                                                  Gross       Gross
                                   Amortized   Unrealized   Unrealized   Fair
                                      Cost        Gains       Losses     Value
December 31, 2006

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies             $450           $0         $11        $439
Mortgage-backed securities          57,373           91       1,083       56,381
Obligations of states and
political subdivisions              22,963          186          34       23,115
Corporate debt securities            2,375           11           0        2,386

Total debt securities               83,161          288       1,128       82,321
Equity securities                      151            0           0          151

Totals                             $83,312         $288      $1,128      $82,472

December 31, 2005

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies             $450           $0         $11         $439
Mortgage-backed securities          53,467           12       1,202       52,277
Obligations of states and
political subdivisions              21,203          310          44       21,469
Corporate debt securities            2,475           12           0        2,487

Total debt securities               77,595          334       1,257       76,672
Equity securities                      151            0           0          151

Totals                             $77,746         $334      $1,257      $76,823

            December 31, 2006, 2005, and 2004 ($000's except share data)

The amortized cost and fair value of debt securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in estimated fair value.

                                                 Amortized           Fair
Debt Securities Available for Sale                  Cost             Value
Due in one year or less                            $5,410            $5,416
Due after one year through five years              12,448            12,545
Due after five years through ten years              7,403             7,452
Due after ten years through fifteen years             527               527
Mortgage-backed securities                         57,373            56,381

Total debt securities available for sale          $83,161           $82,321

There were no sales of securities during 2006 and 2004. There were proceeds of $660 from the sale of a security during 2005, with $4 of gross realized losses.

Securities with a carrying value of $47,355 and $42,319 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

The following tables show investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31:

                                    Less Than 12 Months    12 Months or More          Total
                                     Fair   Unrealized    Fair     Unrealized    Fair    Unrealized
Description of Securities            Value    Losses      Value      Losses      Value     Losses
2006
U.S. Treasury obligations and
 direct obligations of U.S.
government agencies                     $0       $0        $439        $11        $439       $11
Mortgage-backed securities           4,486       16      39,572      1,067      44,058      1,083
Obligations of states and
political subdivisions               2,547        3       3,051         31       5,598         34

Total temporarily impaired
securities                          $7,033      $19     $43,062     $1,109     $50,095     $1,128
2005
U.S. Treasury obligations and
 direct obligations of U.S.
government agencies                   $196       $4        $243         $7        $439        $11
Mortgage-backed securities          26,487      396      24,734        806      51,221      1,202
Obligations of states and
political subdivisions               3,155       17       1,254         27       4,409         44

Total temporarily impaired
securities                         $29,838     $417     $26,231       $840     $56,069     $1,257

            December 31, 2006, 2005, and 2004 ($000's except share data)

At December 31, 2006, 112 debt securities have unrealized losses with aggregate depreciation of 2.20% from the Company's amortized cost. These unrealized losses relate principally to the increase in interest rates and are not due to changes in the financial condition of the issuer. In analyzing an issuer's financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, and industry analysts' reports. Since the Company has the ability to hold debt securities until maturity (or the foreseeable future for securities available for sale), no declines are deemed to be other than temporary.

Note 5- Loans

The composition of loans at December 31 is as follows:

                                      2006              2005
Commercial                          $61,778           $55,763
Agricultural                         42,936            36,243
Real estate:
  Construction                       26,105            14,080
  Commercial                        113,738           107,842
  Residential                        97,711            87,920
Installment                           9,179             8,522

Total loans                        $351,447          $310,370

Commercial and agricultural loans, and commercial mortgages are evaluated for the adequacy of repayment sources at the time of loan approval and are regularly reviewed for possible deterioration in the ability of the borrower to repay the loan.

The Company evaluates the credit risk of each commercial and agricultural customer on an individual basis and, where appropriate, collateral is obtained. Collateral varies by type of loan and individual loan customer and may include accounts receivable, inventory, real estate, equipment, deposits, personal and government guarantees, and general security agreements. The Company's access to collateral is dependent upon the type of collateral obtained.

The Company's residential real estate lending policies require all loans to have viable repayment sources. Residential real estate loans are evaluated for the adequacy of repayment sources at the time of approval, using such factors as credit scores, debt-to-income ratios, and collateral values.

The Company's loans are concentrated predominantly in central and northern Wisconsin. At December 31, 2006, total loans to any group of customers engaged in similar activities and having similar economic characteristics were 12% of total loans for both the dairy industry and the commercial retail industry.

            December 31, 2006, 2005, and 2004 ($000's except share data)

The Bank, in the ordinary course of business, grants loans to the Company's executive officers and directors, including affiliated companies in which they are principal owners. The Bank has a policy of making loans (limited to $100,000 per individual) available to employees and executive officers at interest rates slightly below those prevailing for comparable transactions with other customers. In the opinion of management, such loans do not involve more than the normal risk of collectability or present other unfavorable features. The activity in related-party loans for the years ended December 31 is summarized below:

                                     2006          2005
Loans outstanding, January 1          $938        $1,167
New loans                            1,240           797
Repayments                          (1,116)       (1,026)

Loans outstanding, December 31      $1,062          $938

Note 6- Allowance for Loan Losses

An analysis of the allowance for loan losses for the years ended December 31 follows:

                                           2006       2005       2004
Balance, January 1                        $3,028     $2,820     $2,733
Provision charged to operating expense     5,133        342        215
Recoveries on loans                          135         43         58
Loans charged off                           (112)      (177)      (186)

Balance, December 31                      $8,184     $3,028     $2,820

The aggregate amount of nonaccrual loans was $6,486 and $842 at December 31, 2006 and 2005, respectively. Nonaccrual loans are those that are contractually past due 90 days or more as to interest or principal payments. If nonaccrual loans had been current, approximately$295, $98, and $62 of interest income would have been recognized for the years ended December 31, 2006, 2005, and 2004, respectively.

            December 31, 2006, 2005, and 2004 ($000's except share data)

An analysis of impaired loans at December 31 follows:

                                               2006      2005
Impaired loans with a valuation allowance     $5,573     $516
Impaired loans without a valuation allowance   1,551      361

Total impaired loans                           7,124      877
Less - specific allowance for loan losses      4,626       81

Net investment in impaired loans              $2,498     $796

                                               2006      2005     2004
Average recorded investment                   $1,020     $923     $640

Interest income recognized                      $142      $33       $3

Interest income recognized using cash basis      $31      $35      $12

Impaired loans described above include $5.1 million in loans to a business entity and its owners. A specific allowance for loan loss of $4.6 million related to this borrower was established and contemplated the potential repurchase of loan participations. In February 2007, the Bank bought back certain loan participations of $4.5 million related to this impaired borrower relationship. In addition, the Company bought out the first mortgage on secured properties related to this same borrower of $1.8 million. With the repurchase of these loans, the total amount of indebtedness related to this impaired borrower relationship totals $11.4 million. The borrower has surrendered the properties and collateral involved in the transaction over to the Bank and a loan charge-off of $4.6 million was recorded in 2007.

The analysis of impaired loans, assuming the buyback of loan participations, at December 31 follows:


Total impaired loans at December 31, 2006                  $7,124
Buyback of loan participations                              6,265
Less - specific allowance for loan losses                  (4,626)

Net investment in impaired loans after buyback             $8,763

            December 31, 2006, 2005, and 2004 ($000's except share data)

Note 7- Premises and Equipment

Premises and equipment consist of the following at December 31:

                                    2006              2005
Land and Improvements              $2,018            $1,975
Buildings                           8,681             8,289
Furniture and equipment             6,171             6,011

Total cost                         16,870            16,275
Less - Accumulated depreciation     7,538             7,248

Premises and equipments, net       $9,332            $9,027

Depreciation and amortization charged to operating expense totaled $864 in 2006, $706 in 2005, and $617 in 2004.

Note 8- Interest-Bearing Deposits

The composition of interest-bearing deposits as of December 31, 2006, follows:


Interest-bearing demand deposits                     $30,581
Money market deposits                                 73,545
Other savings deposits                                22,276
IRA and retirement accounts                           32,400
Brokered deposits                                     26,724
Certificates of deposit                              109,034

Total interest-bearing deposits                     $294,560

Deposits from the Company's directors, executive officers, and affiliated companies in which they are principal owners totaled $4,987 and $4,422 at December 31, 2006 and 2005, respectively.

Interest-bearing deposits include approximately $74 million of deposits in denominations of $100,000 or greater at December 31, 2006. The scheduled maturities for IRA and retirement accounts, brokered deposits, and certificates of deposit at December 31, 2006, follows:


3 months or less                                   $45,432
Over 3 months, less than or equal to 6 months       50,053
Over 6 months, less than or equal to 12 months      35,931
2007                                               131,416

2008                                                20,467
2009                                                12,083
2010                                                 3,295
2011 and thereafter                                    897

Total                                             $168,158

            December 31, 2006, 2005, and 2004 ($000's except share data)

Note 9- Short-Term Borrowings

Short-term borrowings at December 31 consist of the following:

                                                  2006        2005
Federal funds purchased                         $17,527          $0
Securities sold under repurchase agreements      13,754      19,544

Totals                                          $31,281     $19,544

The Company pledges U.S. agency securities available for sale as collateral for repurchase agreements and other public deposits. The fair value of pledged securities totaled $27,609 and $25,333 at December 31, 2006 and 2005, respectively.

The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended December 31:

                                          2006        2005        2004
Weighted average rate at December 31       5.00%       3.22%       2.11%

For the year:
  Highest month-end balance             $36,166     $39,552     $29,641
  Daily average balance                  21,890      26,615      20,526
  Weighted average rate                    4.31%       2.91%       1.51%

            December 31, 2006, 2005, and 2004 ($000's except share data)

Note 10- Long-Term Borrowings

Federal Home Loan Bank borrowings at December 31 consist of the following:

                                                              2006        2005
2.02% to 4.44% fixed rate, interest payable monthly
with principal due during 2006                                   $0     $17,000

3.58% to 3.87% fixed rate, interest payable monthly
with principal due during 2007                                7,500       7,500

3.67% to 5.51% fixed rate, interest payable monthly
with principal due during 2008                               12,500       5,000

3.87% to 4.92% fixed rate, interest payable monthly
with principal due during 2009                               10,867       7,500

4.74% fixed rate, interest payable monthly
with principal due during 2010                                2,561           0

4.62% fixed rate, interest payable monthly
with principal due during 2011                                5,000           0

Line of credit, interest rate repriced daily, interest
payable monthly with no maturity date                             0       7,000

Totals                                                      $38,428     $44,000

The FHLB advances are secured by FHLB stock, a comprehensive listing of one-to-four-family real estate loans, multi-family mortgage loans, municipal bonds, and mortgage-backed securities totaling approximately $59,900 and $52,000 at December 31, 2006 and 2005, respectively.

In June 2006, The Company entered into a $10 million revolving credit note with another banking institution. The note is payable on June 30, 2007, and has required quarterly payments of interest at an annual rate of 1.60% plus the monthly LIBOR quoted by the Bank. No amounts were drawn on the note in 2006 and no expense was recorded for this available line of credit.

            December 31, 2006, 2005, and 2004 ($000's except share data)

Note 11- Subordinated Debentures

In 2005, Mid-Wisconsin Statutory Trust 1 (the "Trust") issued $10,000 in trust preferred securities. The trust preferred securities were sold in a private placement to institutional investors. The Trust used the proceeds from the offering along with the Company's common ownership investment to purchase $10,310 of the Company's subordinated debentures (the "debentures"). The debentures are the sole asset of the Trust.

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

Note 12- Income Taxes

The components of the income tax provision for the years ended December 31 are as follows:

                                            2006        2005        2004
Current income tax expense:
  Federal                                  $1,697      $2,051      $1,741
  State                                       353         381         379

    Total current                           2,050       2,432       2,120

Deferred income tax expense (benefit):
  Federal                                  (1,607)       (141)         68
  State                                      (402)        (16)          5

    Total deferred                         (2,009)       (157)         73

Total provision for income taxes              $41      $2,275      $2,193

            December 31, 2006, 2005, and 2004 ($000's except share data)

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                     2006                  2005                  2004
                                         Percent               Percent               Percent
                                       of Pretax             of Pretax             of Pretax
                              Amount     Income     Amount     Income     Amount     Income
Tax expense at
statutory rate                  $386      34.0%     $2,265      34.0%     $2,268      34.0%
Increase (decrease) in
 taxes resulting from:
  Tax-exempt interest           (281)    (24.7)       (296)     (4.4)       (356)     (5.3)
  State income taxes             (32)     (2.8)        241       3.6         253       3.8
  Bank-owned life
    insurance                    (37)     (3.3)        (37)     (0.6)        (39)     (0.6)
  Other                            5       0.4         102       1.5          67       1.0

Provision for income taxes       $41       3.6%     $2,275      34.1%     $2,193      32.9%

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of the net deferred taxes as of December 31 are as follows:

                                                       2006            2005
Deferred tax assets:
  Allowance for loan losses                           $2,880            $895
  Deferred compensation                                  433             405
  State net operating losses                             107              61
  Purchased deposit intangible                           330             388
  Unrealized loss on securities available for sale       294             325

Totals                                                 4,044           2,074
Less - Valuation allowance                               107              61

  Total deferred tax assets                            3,937           2,013

Deferred tax liabilities:
  Premises and equipment                                 157             182
  FHLB stock                                             215             256
  Prepaid expense and other                              110              98

  Total deferred tax liabilities                         482             536

Net deferred tax asset                                $3,455          $1,477

            December 31, 2006, 2005, and 2004 ($000's except share data)

Both the Company and the Bank pay state income taxes on their individual net earnings. At December 31, 2005, tax net operating losses at the Company of approximately $2,054 existed to offset future state taxable income. These net operating losses will begin to expire in 2009. The valuation allowance has been recognized to adjust deferred tax assets to the amount of tax net operating losses expected to be realized. If realized, the tax benefit for this item will reduce current tax expense for that period.

Note 13- Self-Funded Insurance

The Company has implemented a self-funded health care plan which provides medical benefits to employees, retirees, and their dependents. This health care cost is expensed as incurred. The health care expense is based upon actual claims paid, reinsurance premiums, administration fees, and unpaid claims at year-end. The Company buys reinsurance to cover catastrophic individual claims over $30.

Health care expense for 2006, 2005, and 2004 was $385, $566, and $464, respectively. A liability of $140 has been recognized for claims outstanding at December 31, 2006. Management believes this liability is sufficient to cover estimated claims including claims incurred but not yet reported.

Note 14- Retirement Plans

The Company sponsors a defined contribution plan referred to as the Profit Sharing and 401(k) Plan. The plan is available to substantially all employees. The Company matches 100% of participant contributions to the plan up to 5% of pay deferred. Additional discretionary contributions can be authorized by the Board of Directors. Total expense associated with the plan was $489, $433, and $382 for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company has a nonqualified deferred directors' fee compensation plan which permits directors to defer all or a portion of their compensation into a stock equivalent account or a cash account. The benefits are payable after a director's resignation from the Board of the Company in a lump-sum or in installments over a period not in excess of five years. Included in other liabilities is the estimated present value of future payments of $1,059 and $1,017 at December 31, 2006 and 2005, respectively. Expense, including directors' fees, associated with this plan was $236, $199, and $194 in 2006, 2005, and 2004, respectively.

            December 31, 2006, 2005, and 2004 ($000's except share data)

Note 15- Employee Stock Purchase, Stock Option, and Other Stock Purchase Plans

Employee Stock Purchase Plan
Under the Company's Employee Stock Purchase Plan adopted during 2000, the Company is authorized to issue up to 50,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose each year to have up to 5% of their annual gross earnings withheld to purchase the Company's common stock. Stock is purchased by employees under the plan annually. The purchase price of the stock is 95% of the lower of its beginning-of-year or end-of-year market price. The Company recognized $5 of expense associated with the issuance of 998 shares of stock in 2006 for this plan. Approximately 28% of eligible employees participated in the plan during 2006. As of December 31, 2006, 46,566 shares of common stock remain reserved for future grants to employees under the Employee Stock Purchase Plan approved by the stockholders.

Stock Option Plan
Under the terms of an incentive stock option plan adopted during 2000, 260,154 shares of unissued common stock are reserved for options to officers and key employees of the Company at prices not less than the fair market value of the shares at the date of the grant. All options granted after January 1, 2006 are nonqualified options and become exercisable over a four-year period following a one-year waiting period from the grant date. These options expire ten years after the grant date.

The fair value of stock options granted in 2006, 2005, and 2004 was estimated at the date of grant using the Black-Scholes methodology. The following assumptions were made in estimating the fair value for options granted for the years ended December 31:

                                          2006     2005     2004
Dividend yield                            3.78%    4.18%    4.50%
Risk-free interest rate                   4.27%    4.26%    4.21%
Weighted average expected life (years)       7       10       10
Expected volatility                       9.07%    8.88%    9.24%

The weighted average fair value of options at their grant date, using the assumptions shown above, was computed at $2.18 per share for options granted in 2006, $2.54 per share for options granted in 2005, and $1.92 per share for options granted in 2004. Total compensation expense of $25 was recognized during 2006. As of December 31, 2006, there was $75 total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over the next three years.

            December 31, 2006, 2005, and 2004 ($000's except share data)

The following table summarizes information regarding stock options at December 31, 2006:

                          Outstanding Options              Exercisable Options
                                  Weighted
                    Number         Average     Weighted      Number    Weighted
Range of         Outstanding      Remaining    Average     Exercisable  Average
Exercise             at          Contractual   Exercise        at       Exercise
Prices            12/31/2006        Life         Price      12/31/2006    Price
$25.50 to $38.25    46,842        9.1 years      $33.99       14,569      $28.99

The intrinsic values of all outstanding options and exercisable options as of December 31, 2006, were $183 and $130, respectively.

For the years ended December 31, 2004, 2005, and 2006, activity in stock options outstanding was as follows:

                                              Weighted
                                               Average
                              Shares            Price
December 31, 2003             10,738            $27.19
Options granted                3,719             29.25
Options exercised                  0
Options forfeited             (2,011)            27.55

December 31, 2004             12,446             27.75
Options granted                3,173             33.70
Options exercised                  0
Options forfeited                  0

December 31, 2005             15,619             28.96
Options granted               32,958             36.24
Options exercised               (994)            28.25
Options forfeited               (741)            35.83

December 31, 2006             46,842            $33.99

The intrinsic value of the incentive stock options exercised during 2006 was $10.

            December 31, 2006, 2005, and 2004 ($000's except share data)

The following is a summary of nonvested shares as of December 31, 2006, and changes during the year:

                                              Average
                             Weighted           Fair
                              Number            Value
December 31, 2005                  0
Options granted               32,958            $1,194
Options vested                     0
Options forfeited               (685)              (25)

December 31, 2006             32,273            $1,169

As of December 31, 2006, 213,312 shares of common stock remain reserved for future grants to officers and key employees under the incentive stock option plan approved by the stockholders.

Other Stock Purchase Plan
An employment agreement allowed an employee the right, which expired on February 14, 2006, to purchase 20,000 shares of stock at a price of $36.00 per share. The proceeds of $576, which represents the purchase of 16,000 shares, was received. The intrinsic value of this right was $32.

Note 16- Stockholders' Equity

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. These requirements take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum risk-based capital ratio of 8%. Of the 8% required, at least half must be comprised of core capital elements defined as "Tier I" capital. The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3% "Tier I" capital to assets while lower ranking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and "Tier 1" capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined).

            December 31, 2006, 2005, and 2004 ($000's except share data)

Management believes, as of December 31, 2006, that the Company and the Bank meet all capital adequacy requirements.

At of December 31, 2006 and 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since notification that management believes have changed the Bank's category.

The Company's risk-based capital and leverage ratios are as follows:

                                                        Risk-Based Capital Ratios
                                                      As of                   As of
                                                December 31, 2006       December 31, 2005
                                                 Amount     Ratio        Amount     Ratio
Tier I capital                                  $44,385     12.38%      $47,676     14.77%
Tier I capital adequacy minimum requirement      14,336      4.00%       12,916      4.00%

Excess                                          $30,049      8.38%      $34,760     10.77%

Total capital                                   $48,911     13.65%      $50,704     15.70%
Total capital adequacy minimum requirement       28,672      8.00%       25,832      8.00%

Excess                                          $20,239      5.65%      $24,872      7.70%

Risk-adjusted assets                           $358,404                $323,206

                                                            Leverage Ratios
                                           As of December 31, 2006       As of December 31, 2005
                                              Amount         Ratio          Amount        Ratio
Tier I capital to adjusted total assets      $44,385         9.63%         $47,676        11.56%
Minimum leverage adequacy requirement     13,840-23,067   3.00%-5.00%   12,376-20,627   3.00%-5.00%

Excess                                  $30,545-$21,318   6.63%-4.63%  35,300-$27,049   8.56%-6.56%

Adjusted average total assets               $461,344                      $412,543

The following table presents the risk-based capital ratios for the Bank as of:

                          Tier I       Total        Leverage
December 31, 2006         10.06%       11.32%         7.79%
December 31, 2005         10.79%       11.74%         8.40%

Banking subsidiaries are restricted by banking regulations from making dividend payments to shareholders above prescribed amounts and are limited in making loans and advances to the Company. At December 31, 2006, the Bank could have paid approximately $11.3 million of additional dividends to the Company without prior regulatory approval. The payment of dividends is subject to the statutes governing state-chartered banks and may be further limited because of the need for the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.

            December 31, 2006, 2005, and 2004 ($000's except share data)

In October 2006, the Company established a Dividend Reinvestment Plan which provides shareholders the opportunity to automatically reinvest their cash dividends in shares of the Company's stock effective with the first quarter dividend in 2007. In accordance with the plan, 150,000 shares of common stock are reserved. Shares issued under the plan will be either newly issued shares or shares purchased for plan participants in the open market.

Note 17- Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is shown in the consolidated statements of changes in stockholders' equity. The Company's accumulated other comprehensive income
(loss) is comprised of the unrealized gain or loss on securities available for sale, net of the tax effect. The following shows the activity in accumulated other comprehensive income (loss):

                                                  2006       2005       2004
Accumulated other comprehensive
  income (loss) at beginning                     ($598)      $344       $906

Activity:
Unrealized gain (loss) on securities
  available for sale                                82     (1,456)      (863)
Less - reclassification adjustment for losses        0         (5)         0

Net unrealized gains (losses)                       82     (1,451)      (863)
Tax effect                                         (31)       509        301

Other comprehensive income (loss)                   51       (942)      (562)

Accumulated other comprehensive
  income (loss) at end                           ($547)     ($598)      $344

            December 31, 2006, 2005, and 2004 ($000's except share data)

Note 18- Financial Instruments With Off-Balance Sheet Risk

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. These commitments at December 31, 2006 and 2005, are as follows:

                                                           2006          2005
Commitments to extend credit:
    Fixed rate                                           $26,281       $13,080
    Adjustable rate                                       29,899        26,859

Standby and irrevocable letters of credit - Fixed rate     4,307         3,696

Credit card commitments                                    5,669         6,105

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

Credit card commitments are commitments of credit issued by the Company and serviced by Elan Financial Services. These commitments are unsecured.

            December 31, 2006, 2005, and 2004 ($000's except share data)

Note 19- Fair Value of Financial Instruments

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

Federal Home Loan Bank Borrowings - The fair values are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Subordinated Debentures - Fair value of debt is based on current rates for similar financing.

Accrued Interest - The carrying amount of accrued interest approximates its fair value.

            December 31, 2006, 2005, and 2004 ($000's except share data)

Off-Balance Sheet Instruments - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the counter parties. Since this amount is immaterial, no amounts for fair value are presented.

                                       2006                      2005
                               Carrying    Estimated     Carrying    Estimated
                                Amount     Fair Value     Amount     Fair Value
Financial assets:
  Cash and short-term
    investments                $12,502       $12,502      $23,396      $23,396
  Securities and other
    investments                 85,088        85,088       79,794       79,794
  Net loans                    343,479       346,902      307,661      307,907
  Accrued interest
    receivable                   2,474         2,474        1,928        1,928

Financial liabilities:
  Deposits                     342,253       347,151      312,653      312,055
  Short-term borrowings         31,281        31,281       19,544       19,544
  Federal Home Loan Bank
    borrowings                  38,428        38,584       44,000       43,548
  Subordinated debentures       10,310        10,310       10,310       10,310
  Accrued interest payable       2,180         2,180        1,720        1,720

Limitations - Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of particular financial instruments. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment, goodwill and intangibles, and other assets and other liabilities. In addition, the tax ramifications related to the realization of the unrealized gains or losses can have a significant effect on fair value estimates and have not been considered in the estimates.

            December 31, 2006, 2005, and 2004 ($000's except share data)

Note 20- Condensed Financial Information- Parent Company Only

                              Balance Sheets
                        December 31, 2006 and 2005

                                                       2006              2005
Assets

Cash and due from banks                               $5,099            $9,805
Investment in bank subsidiary                         35,407            34,161
Investment in nonbank subsidiary                         310               310
Securities available for sale - at fair value            100               100
Premises and equipment                                 3,263             3,268
Other assets                                             646               340

TOTAL ASSETS                                         $44,825           $47,984

Liabilities and Stockholders' Equity

Subordinated debentures                              $10,310           $10,310
Accrued interest payable                                  27                27
Accrued expense and other liabilities                    355               274

Total liabilities                                     10,692            10,611

Total stockholders' equity                            34,133            37,373

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $44,825           $47,984

            December 31, 2006, 2005, and 2004 ($000's except share data)

Note 20- Condensed Financial Information- Parent Company Only (Continued)

                          Statements of Income
              Years Ended December 31, 2006, 2005, and 2004

                                                   2006       2005       2004
Income:
  Dividends from subsidiary                        $500     $1,850     $3,850
  Interest                                          259         98         17
  Management fee and service fee                     61          0          0
  Rental income                                     131         44          0
  Other                                              48         14          7

    Total income                                    999      2,006      3,874

Expenses:
  Interest on subordinated debentures               614        131          0
  Salaries and benefits                             330         98         61
  Other                                             430        271        153

    Total expenses                                1,374        500        214

Income (loss) before credit for income
 taxes and equity in undistributed
 net income of subsidiary                          (375)     1,506      3,660
Credit for income taxes                            (297)      (117)       (65)

Income (loss) before equity in undistributed
net income of subsidiary                            (78)     1,623      3,725
Equity in undistributed net income
 of subsidiary                                    1,173      2,765        751

Net income                                       $1,095     $4,388     $4,476

            December 31, 2006, 2005, and 2004 ($000's except share data)

Note 20- Condensed Financial Information- Parent Company Only (Continued)

                                  Statements of Cash Flows
                        Years Ended December 31, 2006, 2005, and 2004

                                                                 2006       2005      2004
Increase (decrease) in cash and due from banks:

  Cash flows from operating activities:
    Net income                                                 $1,095     $4,388     $4,476
    Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
     Provision for depreciation                                    99         30          0
     Stock-based compensation                                      30          8          7
     Equity in undistributed net income of
      subsidiary                                               (1,173)    (2,765)      (751)
     Changes in operating assets and liabilities:
       Other assets                                              (328)       246        (309)
       Other liabilities                                           81         52         (86)

  Net cash provided by (used in) operating activities            (196)     1,959       3,337

  Cash flows from financing activities:
    Investment in nonbank subsidiary                                0       (310)          0
    Capital expenditures                                          (94)    (2,508)       (790)

  Net cash used in investing activities                           (94)    (2,818)       (790)

  Cash flows from financing activities:
    Proceeds from stock benefit plans                              34         15          16
    Proceeds from issuance of subordinated
      debentures                                                    0     10,310           0
    Issuance of common stock                                      576          0         544
    Payment for repurchase of common stock                     (2,928)         0           0
    Cash dividends paid                                        (2,098)    (2,181)     (2,161)

  Net cash provided by (used in) financing
  activities                                                   (4,416)     8,144      (1,601)

Net increase (decrease) in cash and due from banks             (4,706)     7,285         946
Cash and due from banks at beginning                            9,805      2,520       1,574

Cash and due from banks at end                                 $5,099     $9,805      $2,520

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of our President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that the disclosure of controls and procedures provide reasonable assurance of achieving our control objectives.

There were no changes in the internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors is incorporated in this Form 10-K by this reference to the disclosure under the caption "Proposal No.1- Election of Directors - Election of Directors" in our 2007 Proxy Statement dated March 23, 2007 (the "2007 Proxy Statement").

Information relating to executive officers is found in Part I of this Form 10-
K.

Information relating to compliance with Section 16 of the Exchange Act is incorporated in this Form 10-K by reference to the disclosure in the 2007 Proxy Statement under the sub-caption "Beneficial Ownership of Common Stock - Section 16(a) Beneficial Ownership Reporting Compliance."

Code of Ethics

We have adopted an ethics policy for all employees and a conflict of interest policy for its directors. We have also adopted a Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers which covers the Chief Executive Officer, each Vice President, and the Secretary, Treasurer, and the Chief Financial Officer. The Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers has been posted on the website of the Bank under "Mid-Wisconsin Financial Services - Investor Relations." See www.midwisc.com/invstrelation/invest_relation.htm. In the event we amend or waive any provision of the Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers, we intend to disclose such amendment or waiver at the website address where the code may also be found.

Audit Committee

The Board of Directors has appointed an Audit Committee in accordance with
Section 3(a) (58) (A) of the Exchange Act. Mr. Schoofs (chairman), Ms. Hemer, Mr. Hallgren and Mr. Lundin serve on the Audit Committee (Mid-Wisconsin is not a "listed issuer" as defined in SEC Rule 10A-3).

Financial Expert

The SEC has adopted rules which require us to disclose whether one of the members of the Audit Committee qualifies under SEC rules as an "audit committee financial expert." We are not required to have such an expert on our Audit Committee. Based on its review of the SEC rules and at this time, the Board does not believe that any member of the Audit Committee can be classified as an "audit committee financial expert."

Under SEC regulations, an "audit committee financial expert" must have the attributes and experience of a person who has been actively involved in the preparation, auditing, or evaluation of public company financial statements. While it may be possible to recruit a director having these specific qualifications, our size and geographic location make such a task difficult, and the Board believes that it is more important that directors satisfy the criteria described in the 2007 Proxy Statement under "Proposal No.1-Election of Directors- Nominations for Director - Qualifications." These criteria include an understanding of our market area, customer base, and scope of operations. The Board believes that it is not in our best interests to nominate a director who does not possess these characteristics solely to acquire a director meeting the definition of an "audit committee financial expert" under SEC regulations.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to director compensation is incorporated in this Form 10-K by this reference to the disclosure in the 2007 Proxy Statement under the sub-caption "Proposal No. 1 - Election of Directors - Director Compensation for 2006."

Information relating to the compensation of executive officers is incorporated in this Form 10-K by this reference to the disclosure in the 2007 Proxy Statement under the caption "Executive Officer Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
Information relating to security ownership of certain beneficial owners is incorporated in this Form 10-K by this reference to the disclosure in the 2007 Proxy Statement under the caption "Beneficial Ownership of Common Stock" through the table ending at the sub-caption "- Section 16(a) Beneficial Ownership Reporting Compliance."

The following table sets forth, as of December 31, 2006, information with respect to compensation plans under which our common stock is authorized for issuance:

                                                                                          Number of securities remaining
                                Number of securities to         Weighted-average          available for future issuance
                              be issued upon exercise of       exercise price of         under equity compensation plans
                                 outstanding options,         outstanding options,      (excluding securities reflected in
                                 warrants and rights          warrants and rights                   column (a))
Plan Category                            (a)                          (b)                               (c)
Equity compensation
plans approved by
security holders                     46,842 (1)                 $  33.99  (1)                        409,878 (2)

   (1) Shares issuable upon exercise of options granted pursuant to the 1999 Stock Option Plan.
   (2) Includes 213,312 shares issuable under the 1999 Stock Option Plan, 150,000 shares available under the Dividend Reinvestment
       Plan and 46,566 shares available under the Employee Stock Purchase Plan.  The purchase period for shares under the Employee
       Stock Purchase Plan is the last business day of the fiscal year and, accordingly, there were no shares subject to option as
       Of December 31, 2006, under the plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions with directors and officers, and the independence of directors, is incorporated in the Form 10-K by this reference to the disclosure in the 2007 Proxy Statement under the sub-caption "Governance of the Company - The Board - Certain Relationships and Related Transactions" and "Governance of the Company - The Board- Director Independence."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the fees and services of our principal accountant is incorporated into this Form 10-K by this reference to the disclosure in the 2007 Proxy Statement under the sub-captions "Audit Committee Report and Related Matters - Independent Auditor Fees," and "- Audit Committee Pre-Approval Policy."

                                    PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report:

      (1)   Financial Statements

            DESCRIPTION                                                 PAGE

      Mid-Wisconsin Financial Services, Inc.
      Consolidated Financial Statements

        Independent Auditor's Report                                      40

        Consolidated Balance Sheets as of December 31, 2006 and 2005      41

        Consolidated Statements of Income for the year ended
          December 31, 2006, 2005, and 2004                               42

        Consolidated Statements of Changes in Stockholders' Equity
          for the year ended December 31, 2006, 2005, and 2004            43

        Consolidated Statements of Cash Flows for the year ended
          December 31, 2006, 2005, and 2004                               44

        Notes to Consolidated Financial Statements                        46

      (2)   No financial statement schedules are required by Item 8 or Item
            15(d)

      (3)   Exhibits Required by Item 601 of Regulation S-K:

      The following exhibits required by Item 601 of Regulation S-K are filed as part of this Form 10-K:

      3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

      3.2 Bylaws, as amended December 20, 2006  (incorporated by reference to
      Exhibit 5.03 to the Registrant's Current Report on Form 8-K dated December 20, 2006)

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

      10.4* Mid-Wisconsin Financial Services, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)

      10.5* Mid-Wisconsin Financial Services, Inc. 1999 Stock Option Plan, as amended December 20, 2006

      10.6* Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

      10.7* Form of Non-Qualified Stock Option Agreement

      10.8* Employment Agreement - James F. Warsaw (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 12, 2005)

      10.9* Summary of Employment Agreement for Paul H. Ewig (incorporated by reference to the Registrant's Current Report on Form 8-K dates September 27, 2006)

      10.10* 2006 Incentive Plan

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

(b)   Exhibits

      See Item 15(a) (3)

(c)   Financial Schedules

      Not applicable
<PAGE

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2007.

                                       MID-WISCONSIN FINANCIAL SERVICES, INC.


                                             JAMES F. WARSAW
                                             James F. Warsaw, President and
                                             Chief Executive Officer

                                             WILLIAM A. WEILAND
                                             William A. Weiland, Secretary and
                                             Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 23, 2007, and in the capacities indicated.


KIM A. GOWEY                                 JAMES F. WARSAW
Kim A. Gowey, Chairman of the Board,         James F. Warsaw, President and
and a Director                               Chief Executive Officer
                                             (Principal Executive Officer and a
                                             Director)

JAMES F. MELVIN                              PAUL H. EWIG
James F. Melvin, Vice Chairman of the        Paul H. Ewig
Board, and a Director                        Chief Financial Officer

JAMES P. HAGER                               BRIAN B. HALLGREN
James P. Hager, Director                     Brian B. Hallgren, Director

KATHRYN M. HEMER                             FREDERICK T. LUNDIN
Kathryn M. Hemer, Director                   Frederick T. Lundin, Director

KURT D. MERTENS                              ROBERT J. SCHOOFS
Kurt D. Mertens, Director                    Robert J. Schoofs, Director
<PAGE

                             EXHIBIT INDEX<dagger>
                                      to
                                   FORM 10-K
                                      of
                    MID-WISCONSIN FINANCIAL SERVICES, INC.
                    for the period ended December 31, 2006
                 Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. <section>232.102(d))



10.5    1999 Stock Option Plan, as amended December 20, 2006

10.7    Form of Non-Qualified Stock Option Agreement

10.10   2006 Incentive Compensation Plan

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