Form 10-Q
period 2007-03-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2007-05-10
CIK 785024

FORM 10-Q
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE   SECURITIES
EXCHANGE ACT OF 1934

      For the transition period from . . . . . . . to . . . . . . .

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

As of May 7, 2007 there were 1,639,907 shares of $0.10 par value common stock outstanding.

                    MID-WISCONSIN FINANCIAL SERVICES, INC.

                               TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                       PAGE

         Item 1.   Financial Statements:

                   Consolidated Balance Sheets
                   March 31, 2007 and December 31, 2006                3

                   Consolidated Statements of Income
                   Three Months Ended March 31, 2007 and 2006          4

                   Consolidated Statements of Changes in
                   Stockholders' Equity
                   Three Months Ended March 31, 2007                   5

                   Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2007 and 2006         5-6

                   Notes to Consolidated Financial Statements         7-9

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations      9-22

         Item 3.   Quantitative and Qualitative Disclosures
                   About Market Risk                                  22

         Item 4.   Controls and Procedures                            22

PART II  OTHER INFORMATION

         Item 1.   Legal Proceedings                                  22

         Item 1A.  Risk Factors                                       23

         Item 2.   Changes in Securities and Use of Proceeds          23

         Item 3.   Defaults Upon Senior Securities                    23

         Item 4.   Submission of Matters to a Vote of
                   Security Holders                                   23

         Item 5.   Other Information                                  23

         Item 6.   Exhibits                                           23

                   Signatures                                         24

                   Exhibit Index                                      25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                          Mid-Wisconsin Financial Services, Inc.
                                    and Subsidiary
                           Consolidated Balance Sheets ($000's)
                                                              March 31, 2007   December 31, 2006
                                                                (Unaudited)        (Audited)
ASSETS
Cash and due from banks                                             $8,046            $12,111
Interest-bearing deposits in other financial institutions               15                 22
Federal funds sold                                                   1,441                369
Securities available for sale - at fair value                       81,617             82,472
Loans held for sale                                                    810                216
Loans, net of unamortized fees                                     345,029            351,447
Less: Allowance for loan losses                                     (3,705)            (8,184)
Net loans                                                          341,324            343,263
Accrued interest receivable                                          2,569              2,474
Premises and equipment, net                                          9,226              9,332
Goodwill                                                               295                295
Other investments - at cost                                          2,616              2,616
Other assets                                                        12,404              7,481
TOTAL ASSETS                                                      $460,363           $460,651
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                       $43,924            $47,693
Interest-bearing deposits                                          317,404            294,560
  Total deposits                                                   361,328            342,253
Short-term borrowings                                               11,404             31,281
Federal Home Loan Bank borrowings                                   38,428             38,428
Subordinated debentures                                             10,310             10,310
Accrued interest payable                                             2,370              2,180
Accrued expenses and other liabilities                               1,872              2,066
Total liabilities                                                  425,712            426,518
Stockholders' equity:
  Common stock-Par value $.10 per share:
  Authorized - 6,000,000 shares
  Issued and outstanding -
  1,639,907 shares in 2007 and 1,639,674 shares in 2006                164                164
Additional paid-in capital                                          11,664             11,651
Retained earnings                                                   23,240             22,865
Accumulated other comprehensive loss                                  (417)              (547)
Total stockholders' equity                                          34,651             34,133
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $460,363           $460,651

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                         Mid-Wisconsin Financial Services, Inc.
                                   and Subsidiary
                       Consolidated Statements of Income ($000's)
                                     (Unaudited)
                                                           March 31, 2007     March 31, 2006
Interest and dividend income:
  Loans, including fees                                         $6,781             $5,785
  Securities:
     Taxable                                                       679                582
     Tax-exempt                                                    234                229
  Other                                                            105                113
Total interest and dividend income                               7,799              6,709
Interest expense:
  Deposits                                                       3,235              2,168
  Short-term borrowings                                            185                260
  Federal Home Loan Bank borrowings                                427                345
  Subordinated Debentures                                          154                154
Total interest expense                                           4,001              2,927
Net interest income                                              3,798              3,782
Provision for loan losses                                          150                125
Net interest income after provision for loan losses              3,648              3,657
Noninterest income:
  Service fees                                                     314                217
  Trust service fees                                               302                233
  Investment product commissions                                    57                 98
  Other operating income                                           274                263
Total noninterest income                                           947                811
Noninterest expenses:
  Salaries and employee benefits                                 2,041              1,709
  Occupancy                                                        480                415
  Data processing and information systems                          196                161
  Other operating expenses                                         851                672
Total noninterest expenses                                       3,568              2,957
Income before provision for income taxes                         1,027              1,511
Provision for income taxes                                         291                495
Net income                                                        $736             $1,016
Basic earnings per share                                         $0.45              $0.61
Diluted earnings per share                                       $0.45              $0.61
Cash dividends declared per share                                $0.22              $0.22

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                              Mid-Wisconsin Financial Services, Inc.
                                        and Subsidiary
                Consolidated Statement of Changes in Stockholders' Equity ($000's)
                                        March 31, 2007
                                         (Unaudited)
                                                                                     Accumulated
                                                             Additional                  Other
                                             Common Stock      Paid-In   Retained   Comprehensive
                                          Shares      Amount   Capital   Earnings        Loss        Totals
Balance, December 31, 2006              1,639,674      $164    $11,651    $22,865        $(547)      $34,133
Comprehensive Income:
   Net Income                                                                 736                        736
   Other comprehensive gain                                                                130           130
   Total comprehensive income                                                                            866
Proceeds from stock purchase plans            233                    7                                     7
Stock-based compensation                                             6                                     6
Cash dividends paid, $.22 per share                                          (361)                      (361)
Balance, March 31, 2007                 1,639,907      $164    $11,664    $23,240        $(417)      $34,651

                   Mid-Wisconsin Financial Services, Inc.
                              and Subsidiary
               Consolidated Statements of Cash Flows ($000's)
                                (Unaudited)
                                                      Three months ended March 31,
                                                           2007         2006
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                            $736        $1,016
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for depreciation and net amortization     226           221
        Provision for loan losses                           150           125
        (Gain) on premises and equipment disposals           (5)            0
        Stock-based compensation                              6             6
        Changes in operating assets and liabilities:
        Loans held for sale                                (594)         (313)
        Other assets                                       (589)         (261)
        Other liabilities                                    (4)          (71)
  Net cash provided by (used in) operating activities       (74)          723

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                          Mid-Wisconsin Financial Services, Inc.
                                     and Subsidiary
                       Consolidated Statements of Cash Flows ($000's)
                                      (Unaudited)
                                                                 Three months ended March 31,
                                                                      2007        2006
  Cash flows from investing activities:
     Net (increase) decrease in interest-bearing deposits
      in other financial institutions                                     7          (20)
     Net (increase) decrease in federal funds sold                   (1,072)       5,730
     Securities available for sale:
          Proceeds from maturities                                    3,842        4,606
          Payment for purchases                                      (2,788)      (5,747)
     Net increase in loans                                           (2,710)      (4,632)
     Capital expenditures                                              (125)        (247)
     Proceeds from sale of premises and equipment                        11            0
  Net cash used in investing activities                              (2,835)        (310)
  Cash flows from financing activities:
     Net increase in deposits                                        19,075        2,625
     Net increase (decrease) in short-term borrowing                (19,877)       3,613
     Principal payments on Federal Home Loan Bank borrowings              0       (7,000)
     Issuance of common stock                                             7          576
     Payment for repurchase of common stock                               0       (2,928)
     Cash dividends paid                                               (361)        (361)
   Net cash used in financing activities                             (1,156)      (3,475)
Net decrease in cash and due from banks                              (4,065)      (3,062)
Cash and due from banks at beginning                                 12,111       14,242
Cash and due from banks at end                                       $8,046      $11,180

                                                                      2007         2006
  Supplemental cash flow information:
     Cash paid during the year for:
          Interest                                                   $3,811       $2,942
          Income taxes                                                 $100          $85
  Noncash investing and financing activities:
          Loans transferred to other real estate                     $4,630          $39
          Loans charged off                                          $4,639          $53
          Loans made in connection with the sale of
          other real estate                                            $141          $-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     MID-WISCONSIN FINANCIAL SERVICES, INC.
                                and Subsidiary
                   Notes to Consolidated Financial Statements
                                   ($000's)
Note 1 - General

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in our Annual Report on Form 10-K, for the year ended December 31, 2006, should be referred to in connection with the reading of these unaudited interim financial statements.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Estimates that are susceptible to significant change include the determination of the allowance for loan losses, the valuation of other real estate and repossessed assets, and the valuations of investments.

Note 2 - Earnings Per Share

Basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share includes the potential common stock shares issued if outstanding stock options were exercised.

Presented below are the calculations for basic and diluted earnings per share:

                                               Three Months Ended March 31,
                                                 2007                2006
                                           (In thousands, except per share data)
Net income                                        $736              $1,016
Weighted average common shares outstanding       1,640               1,662
Dilutive effect of stock options                     2                   3
Diluted weighted average shares outstanding      1,642               1,665
Basic earnings per share                         $0.45               $0.61
Diluted earnings per share                       $0.45               $0.61

Note 3 - Loans

                          March 31,   % of    December 31,   % of
                             2007     total        2006      total
Commercial                 $54,521     16%       $61,778       18%
Commercial real estate     111,565     32%       113,738       32%
Agricultural                42,458     12%        42,936       12%
Real estate construction    28,313      8%        26,105        7%
Real estate residential     98,670     29%        97,711       28%
Installment                  9,502      3%         9,179        3%
Total loans               $345,029    100%      $351,447      100%

Note 4-  Interest-Bearing Deposits

                               March 31,   % of    December 31,   % of
                                 2007     total       2006       total
Non-interest bearing demand    $43,924      12%      $47,693       14%
Interest-bearing demand         27,046       8%       30,581        9%
Money market deposits           70,421      20%       73,545       21%
Other savings deposits          21,976       6%       22,276        7%
IRA and retirement accounts     33,110       9%       32,400        9%
Brokered deposits               51,748      14%       26,724        8%
Certificates of deposit        113,103      31%      109,034       32%
Total                         $361,328     100%     $342,253      100%

Note 5- Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN48"). The adoption of this interpretation did not have a significant effect on the financial statements.

In September 2006 and in February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements and SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities. These statements define fair value, establish a framework for measuring fair value in generally accepted accounting principles (GAAP), and expand disclosures about fair value measurements. These pronouncements will be effective for financial statements issued for fiscal years beginning after November 15, 2007. We believe the adoption of these statements will not have a significant effect on our financial statements.

In December 2006, an interagency regulatory committee revised the banking policy statement on the allowance for loan and lease losses. We are still evaluating the policy statement but we do not believe that the statement will have a significant impact on our financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

We are a full-service financial services company, providing a wide variety of loan, deposit and other banking products and services to our business, individual, and municipal customers, as well as a full range of wealth management and cash management services. We operate as a one bank holding company and own Mid-Wisconsin Bank ("Bank"), chartered as a state bank in Wisconsin.

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations for the three months ended March 31, 2007 and 2006. It is intended to supplement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

Forward-looking statements made in this document are subject to risks and uncertainties. These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management's view as of any subsequent date. Forward-looking estimates and statements involve significant risks and uncertainties and actual results may differ materially
from those presented, either expressed or implied, in this filing.   Additional
factors that may cause actual results to differ materially from those expressed in the forward-looking statements include (i) other risks and assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2006 under the headings "Forward-Looking Statements" and "Risk Factors" which factors are incorporated herein by reference, and (ii) such other factors as may be described in other filings with the Securities and Exchange Commission ("SEC"). We specifically disclaim any obligation to update factors or to publicly announce the result of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments.

Critical Accounting Policy

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industry in which its operates. This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.
Management believes the following policy is both important to the portrayal of our financial condition and requires subjective or complex judgments and, therefore, is a critical accounting policy.

We consider the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover credit losses within the loan portfolio and the material effect that these estimates can have on our results of operations. While our evaluation of the allowance for loan losses at March 31, 2007 considers the allowance to be adequate, under adversely different conditions or assumptions, we would need to increase the allowance.

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

Results of Operations

We reported first quarter net income of $.7 million, or $0.45 per diluted share compared to $1.0 million or $0.61 per diluted share for the first quarter of 2006. Return on average assets for the quarter ended March 31, 2007 was .65% compared to .96% for the same period in 2006. Return on equity for the first quarter 2007 was 8.71% versus 11.32% for the quarter ended March 31, 2006.
Cash dividends paid were $0.22 per share for the first quarters ended 2007 and 2006.

Key factors affecting current quarter results were:

   o Net interest income on a fully taxable-equivalent basis was $3.9 million in the first quarter of 2007 and 2006. The rising cost of deposits offset the increased income generated from loan growth and a positive rate variance on assets. In 2007, interest income increased 16% while interest expense on deposits increased 37%.

   o Loans totaled $345.0 million at March 31, 2007, a decrease of $6.4 million or 1.8%, from December 31, 2006. Total deposits were $361.3 million at March 31, 2007, an increase of $19.1 million from year-end 2006.

   o Net charge-offs in 2007 include the $4.6 million related to the impaired borrower described in the 2006 Annual Report of Form 10-K. Excluding this specific charge-off, other gross charge-offs totaled $39,000 for the first quarter of 2007 compared with $54,000 in the related 2006 period.

   o Nonperforming assets were $8.0 million at March 31, 2007 as compared with $7.3 million at year-end 2006 and $1.9 million at March 31, 2006. The amounts included in nonperforming assets related to the impaired borrower totaled $4.9 million and $5.1 million at March 31, 2007 and December 31, 2006, respectively.

   o Noninterest income during the first quarter 2007 increased $136,000 or 17% compared to first quarter 2006 due to additional revenue generated from the overdraft protection program and higher wealth management fees.

   o Noninterest expense increased 21% to $3.6 million at March 31, 2007. The costs associated with hiring additional and replacing personnel were one reason that salaries and wages increased to $2.0 million in 2007. Also, in 2006, a reversal of the health insurance reserve of $140,000 positively impacted the prior year results. Other operating expenses in 2007 included $117,000 of expenses associated with properties and assets that were surrendered by the impaired borrower.

   o Average stockholders' equity for the first quarter decreased 4.6% to $34.3 million from $35.9 million in the related 2006 period. The impact of the share buyback in early 2006 coupled with dividends exceeding net income in 2006 contributed to the decline.

The following Table 1 presents quarterly summary results of operations.

Table 1: Summary Results of Operations
(dollars in thousands, except per share data)
                                                                          Quarter Ended
                                                  March 31,   December 31,   September 30,   June 30,   March 31,
                                                     2007         2006            2006         2006        2006
Results of operations:
Interest income                                     $7,799       $8,004          $7,744       $7,162      $6,709
Interest expense                                     4,001        3,971           3,831        3,323       2,927
Net interest income                                  3,798        4,033           3,913        3,839       3,782
Provision for loan losses                              150        4,750             133          125         125
Net interest income after provision for loan
losses                                               3,648         (717)          3,780       3,714        3,657
Non-interest income                                    947          905             860         872          811
Non-interest expenses                                3,568        3,384           3,280       3,125        2,957
Income before provision for income taxes             1,027       (3,196)          1,360       1,461        1,511
Provision for income taxes                             291       (1,368)            438         476          495
Net income                                            $736      $(1,828)           $922        $985       $1,016

Return on average assets                              0.65%         NM             0.82%       0.92%        0.96%
Return on average equity                              8.71%         NM            10.45%      11.24%       11.32%
Equity to assets                                      7.42%        7.88%           7.81%       8.11%        8.39%
Net interest margin (1)                               3.63%        3.74%           3.78%       3.92%        3.96%
Average Balance Sheet
Loans net of unearned income                      $348,026     $346,796        $336,119    $320,854     $314,212
Assets                                             461,435      461,344         448,084     428,843      424,717
Deposits                                           358,109      356,884         346,786     315,421      312,082
Short-term borrowings                               15,917       17,858          17,330      26,923       25,584
Federal Home Loan Bank borrowings                   38,428       35,418          34,359      37,000       37,233
Stockholders' equity                                34,256       36,332          35,286      35,046       35,906
Ending Balance Sheet
Loans net of unearned income                      $345,029     $351,447        $341,964    $329,623     $314,916
Assets                                             460,363      460,651         456,359     441,187      424,504
Deposits                                           361,328      342,253         358,598     329,322      315,279
Federal Home Loan Bank borrowings                   38,428       38,428          32,500      37,000       37,000
Subordinated debentures                             10,310       10,310          10,310      10,310       10,310
Stockholders' equity                                34,651       34,133          36,220      34,893       35,321
Financial Condition Analysis
Total risk-based capital                             13.56%       13.65%          14.26%      14.43%      14.98%
Net charge-offs to average loans                      1.33%        0.01%           0.00%       0.00%       0.01%
Nonperforming assets to gross loans                   2.33%        2.03%           0.53%       0.58%       0.61%
Efficiency ratio (1)                                 73.62%       67.20%          67.10%      64.60%      62.68%
Net interest income to average assets (1)             0.84%        0.87%           0.87%       0.90%       0.89%
Non-interest income to average assets                 0.21%        0.20%           0.19%       0.20%       0.19%
Non-interest expenses to average assets               0.77%        0.73%           0.73%       0.73%       0.70%
Stockholders' Data
Diluted earnings per share                           $0.45       $(1.11)          $0.56       $0.60       $0.61
Book value per share                                $21.13       $20.82          $22.10      $21.29      $21.55
Dividends per share                                  $0.22        $0.22           $0.22       $0.62       $0.22
Dividend payout ratio                                 49.0%       -19.7%           39.1%      103.1%      35.5%
Average common shares outstanding-basic              1,640        1,639           1,639       1,639       1,662
Average common shares outstanding-diluted            1,642        1,643           1,644       1,642       1,665
Stock Price Information (2)
High                                                $38.00       $37.90          $38.25      $36.50      $37.00
Low                                                  32.15        37.75           36.00       36.00       35.40
Market price at quarter end                          34.25        37.85           37.75       36.00       36.50

(1)  Fully taxable-equivalent basis, assuming a Federal tax rate of 35% and excluding disallowed interest expense.
(2) Bid price

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

We review our consolidated average balances, our yield on average interest-earning assets, and the costs of average interest-bearing liabilities. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Because we review net interest income on a taxable-equivalent basis, the analysis contains certain non-GAAP financial measures. In these non-GAAP measures, interest income and net interest income are adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming a tax rate of 35% and adjusting for the disallowance of interest. This assumed rate may differ from our actual effective income tax rate. In addition, the earning asset yield, net interest margin, and the net interest rate spread are adjusted to a fully taxable-equivalent basis. We believe that these measures and ratios present a more meaningful measure of the performance of interest-earning assets because they provide a better basis for comparison of net interest income regardless of the mix between taxable and tax-exempt instruments.

For the first quarter 2007 and 2006, net interest income was $3.9 million. Average interest-earning assets increased $35.9 million or 9% between periods due to higher loan growth. Average loans for the first quarter of 2007 were $348.0 million or an 11% increase over the related 2006 balance of $314.2 million. While volumes have increased, loan pricing pressures have decreased the spread on new and existing loans. Average deposits for the first quarter of 2007 increased $46.0 million or 15% to $358.1 million compared with $312.1 million for the related 2006 period. Deposits migrated from lower cost savings deposits and transaction accounts into higher yielding accounts. During the first quarter of 2007, approximately $25 million in longer-term brokered deposits were added to replace short-term borrowings to improve our overall asset/liability management position. For the first quarter of 2007 and 2006, the overall net interest margin was 3.63% and 3.96%, respectively.

The overall rate earned on assets increased 52 basis points during the first quarter of 2007 to 7.35%. The rate paid on interest-bearing liabilities increased 81 basis points to 4.27% in the same period. The positive effect on net interest income in 2007 of improving loan yields and increased loan volume was offset by the higher cost of funds. Demand deposits and NOW account balances, two of the low-cost deposit accounts, were up 2.7% in a period comparison. The increase in rates paid on savings products and time deposits increased faster than the rates earned on assets, thereby reducing the rate spread and net interest margin percentage.

For the remainder of 2007, we expect the margin pressures to continue as more loan growth is expected to be funded with more costly brokered deposits and other wholesale borrowings.

Table 2:  Quarterly Net Interest Income Analysis - Taxable Equivalent Basis
(dollars in thousands)
                                              Three months ended March 31, 2007         Three months ended March 31, 2006
                                              Average      Interest       Average       Average      Interest       Average
                                              Balance   Income/Expense   Yield/Rate     Balance   Income/Expense   Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                            $348,026        $6,797          7.92%     $314,212        $5,793          7.37%
Investment securities:
  Taxable                                      58,432           679          4.71%       55,267           582          4.21%
  Tax-exempt (2)                               22,130           319          5.85%       21,315           346          6.50%
Other interest-earning assets                   7,545           105          5.64%        9,471           112          4.75%
Total earning assets                         $436,133        $7,900          7.35%     $400,265        $6,833          6.83%
Cash and due from banks                        $9,209                                   $11,889
Other assets                                   21,697                                   $15,615
Allowance for loan losses                      (5,604)                                   (3,052)
Total assets                                 $461,435                                  $424,717

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand                     $31,867          $177          2.25%      $31,140          $143          1.86%
  Savings deposits                             93,528           763          3.31%       77,745           495          2.58%
  Time deposits                               189,622         2,295          4.91%      161,323         1,529          3.84%
Short-term borrowings                          15,917           185          4.71%       25,584           260          4.12%
Federal Home Loan borrowings                   38,428           427          4.51%       37,233           346          3.77%
Subordinated debentures                        10,310           154          5.98%       10,310           154          5.98%
Total interest-bearing liabilities           $379,672        $4,001          4.27%     $343,335        $2,927          3.46%
Demand deposits                                43,092                                    41,874
Other liabilities                               4,415                                     3,602
Stockholders' equity                           34,256                                    35,906
Total liabilities and stockholders' equity   $461,435                                  $424,717

Net interest income and rate spread                          $3,899          3.08%                     $3,906          3.37%
Net interest margin                                                          3.63%                                     3.96%

   (1) Non-accrual loans are included in the daily average loan balances outstanding.
   (2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.
   (3) Interest income includes net loan fees.

                                           2007 vs 2006
                                               Due to
                                      Volume    Rate     Net
 Loans                                 $614     $390   $1,004
  Taxable investments                    33       64       97
  Nontaxable investments                 13      (40)     (27)
  Other interest income                 (23)      16       (7)
Total interest-earning assets           637      430    1,067

  Interest-bearing demand                 3       31       34
  Savings deposits                      100      168      268
  Time deposits                         268      498      766
  Short-term borrowings                 (98)      23      (75)
  FHLB borrowings                        11       70       81
  Subordinated debentures                 0        0       (0)
Total interest-bearing liabilities      284      790    1,074

Net Interest Income                    $353    ($360)     ($7)

Provision for Loan Losses

The provision for loan losses is the periodic cost of providing an allowance for probable incurred losses. The allowance consists of specific and general components. The specific components relate to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The current factors include net charge-offs, changes in the composition of the loan portfolio, delinquencies, loan quality of the portfolio, and collateral values.

We believe that the current provision conforms to our allowance for loan loss policy and is adequate in view of the present condition of the loan portfolio. However, should a decline in the quality of the loan portfolio or significant charge-offs against the allowance occur, higher provisions will need to be made in the future. The provision for loan losses in the first quarter of 2007 was $150,000 compared to $125,000 in the related 2006 period.

Noninterest Income

Noninterest income during the first quarter of 2007 increased $136,000 to $947,000 compared with $811,000 in the related 2006 period. The increase was attributable to increased service fees due to additional fees generated by the overdraft protection program for consumers.

Table 3:  Noninterest Income
(dollars in thousands)
                                        Three months ended
                                 March 31,   March 31,      Percent
(dollars in thousands)              2007        2006        Change
Service fees                        $314        $217          44.7%
Wealth management                    359         331           8.5%
Gains from sale of loans              63          61           3.3%
Bank owned life insurance             29          31          -6.5%
Other operating income               182         171           6.4%
Total non-interest income           $947        $811          16.8%

The Wealth Management Services Group includes trust, brokerage and private client banking services. Income from the group increased $28,000 to $359,000 in the first quarter of 2007 due primarily to appreciation of the managed portfolios of trust customers.

Noninterest Expense

Noninterest expense continued to increase growing 21% to $3.6 million in the first quarter of 2007 as compared to $3.0 million in the related 2006 period. We anticipate higher operational expenses in future years as continued investments are expected to be made in new branch facilities, personnel, technology enhancements, system upgrades, and compliance with Sarbanes-Oxley. The Eagle River branch opened in May 2007.

Table 4:  Noninterest Expense
(dollars in thousands)
                                                Three months ended
                                          March 31,   March 31,   Percent
                                             2007        2006     Change
Salaries and employee benefits             $2,041      $1,709      19.4%
Occupancy and equipment                       480         415      15.7%
Data processing and information systems       196         161      21.7%
Other operating expenses                      851         672      26.6%
Total noninterest expenses                 $3,568      $2,957      20.7%

Salaries and employee benefits comprise approximately 58% of total noninterest expense for each of the periods presented above. Salary and employee benefit expense increased $332,000 during the periods of which $140,000 related to the 2006 reversal of health insurance expense, and the remainder represents additional staffing principally associated with the opening of branches.

Occupancy and equipment expense increased $65,000 during the period comparison shown above as a result of increased costs of additional branches and the increased costs of renovations at other facilities.

Data processing expense increased $35,000 during the periods shown above due to additional technology enhancements, increased software maintenance costs and upgrades needed to facilitate product offerings.

Other operating expenses in 2007 include $117,000 of expenses associated with the properties and assets that were surrendered by an impaired borrower. Excluding the expenses associated with the impaired borrower, 2007 other operating expenses grew 9% over the related 2006 period. Recruitment expenses associated with hiring replacement personnel totaled $38,000 in the first quarter of 2007.

BALANCE SHEET ANALYSIS

Loans

Gross loans outstanding were $345.0 million at March 31, 2007, a decline of $6.4 million from year-end 2006. During the quarter, loans of $4.6 million that were on the books as of December 31, 2006 related to the impaired borrower were charged-off thereby accounting for 72% of the decline in loan balances between periods.

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

The allowance for loan losses at March 31, 2007 was $3.7 million compared with $8.2 million at the end of 2006. Net-charge-offs during the first quarter of 2007 included $4.6 million related to the impaired borrower. Excluding this specific charge-off, gross charge-offs totaled $39,000 for the first quarter of 2007 compared with $54,000 in the related 2006 period.

Table 6:  Loan Loss Experience
(dollars in thousands)
                                       At and for the      At and for the
                                     Three months ended      Year ended
                                           March 31,        December 31,
                                      2007         2006         2006
Allowance for loan losses at
beginning of year                    $8,184       $3,028       $3,028
Loans charged off                    (4,639)         (54)        (112)
Recoveries                               10            7          135
Provision for loan losses               150          125        5,133
Allowance for loan losses at
end of period                        $3,705       $3,106       $8,184
Nonperforming assets
  Nonaccrual loans                   $2,684         $676       $6,486
  Impaired loans                        128          641          161
  Accruing loans past due 90
  days or more                            0            4            4
  Restructured loans                    366          554          473
Total nonperforming loans             3,178        1,875        7,124
  Other real estate owned             4,630           39          130
  Other repossessed assets              228            0            0
Total nonperforming assets           $8,036       $1,914       $7,254
RATIOS
Ratio of allowance for loan
losses to net charge offs               0.8         66.1         NM
Ratio of allowance for loan
losses to total loans at end of
period                                 1.07%        0.99%        2.33%
Ratio of net charge-offs during
the period to average loans
outstanding                            1.33%        0.01%       -0.01%
Nonperforming loans to total
loans                                  0.92%        0.60%        2.03%
Nonperforming assets to total
assets                                 1.75%        0.45%        1.58%

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

In the opinion of management, the allowance for loan losses was appropriate as of March 31, 2007. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such changes on borrowers.

Impaired Loans and Other Real Estate Owned

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

Nonperforming assets increased to $8.0 million at March 31, 2007 from $7.3 million at December 31, 2006. Nonaccrual loans at December 31, 2006 of $6.5 million were reduced during the first quarter of 2007 by a $4.6 million charge-off on loans to the impaired borrower. Other real estate owned and repossessed assets of $4.8 million represent properties and other assets surrendered by the impaired borrower.

The properties and collateral received in the surrender of assets received from the impaired borrower are valued at estimated resale value. Evaluations are done on a quarterly basis and downward adjustments, if necessary, will be recorded in our financial statements.

SUBSEQUENT EVENT
An additional write-down of $600,000 or $365,000 after-tax was recorded on May 9, 2007 based on updated estimated fair market and resale values of the other real estate properties. This charge will result in an after-tax impact of $.22 per diluted share to be recorded in second quarter 2007 results. The recording of this loss and the 2006 loss disclosed in the Form 8-K filed January 22, 2007 and in Form 10-K for the year ended December 31, 2006, results in a cumulative pretax charge of $5.2 million related to this impaired borrower. Our cash expenditures, including legal and accounting fees, associated with the impairment charge cannot be reasonably predicted. However, these costs are not expected to be material although the actual amount of such expenditure will depend upon the manner in which our collection efforts are structured and the expediency in selling these assets. As of May 9, 2007, following the write-down of other real estate, $5.0 million in assets related to the impaired borrower remain on the financial statements.

Deposits

At March 31, 2007, deposits were $361.3 million, up 6% or $19.1 million from year-end 2006. On average, total deposits increased 15% over the related period in 2006. While the lower cost funds such as demand deposits, NOW accounts and money market accounts did not grow at a double-digit pace, growth did occur in the higher cost time deposits, brokered deposits and with the Premier Money Market account. Brokered deposits totaled $51.7 million at March 31, 2007 compared with $26.7 million at December 31, 2006.

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

Other Funding Sources

Other funding sources, including short-term borrowings, Federal Home Loan Bank ("FHLB") borrowings, and subordinated debentures, were $60.1 million at March 31, 2007 compared with $80.0 million at December 31, 2006, a decrease of 25% or $19.9 million. Short-term borrowings consist of federal funds purchased and corporate funds in the form of repurchase agreements were reduced as brokered deposits with longer durations were purchased to improve our overall asset/liability position. We anticipate having to increase our wholesale funding through brokered deposits, short-term borrowings, or additional FHLB advances throughout 2007 to fund expected loan growth.

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

Table 8:  Contractual Obligations
                                      Total     < 1year     1-3 years     3-5 years     > 5 years
Federal Home Loan Bank borrowings   $38,428      $8,500      $22,367        $7,561          $-
Subordinated debentures              10,310         -            -             -          10,310
Total contractual obligations       $48,738      $8,500      $22,367        $7,561       $10,310

Liquidity

Liquidity management refers to the ability to ensure that cash is available in a timely manner to meet loan demand and depositors' needs and to service liabilities as they become due without undue cost or risk. Our holding company and Bank have different liquidity considerations.

The primary source of funds for the holding company are dividends from the Bank, proceeds from issuance of stock, and net proceeds from borrowings and the offerings of subordinated debentures. The cash is used to provide for payments of dividends to shareholders, purchase of assets, payment of salaries, benefits and other related expenses, and to make interest payments on its debt. No dividends were received from the Bank in the first quarter of 2007 as compared with $250,000 in the first quarter of 2006.

The Bank meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity is derived from the maturity of the investment portfolio, maturing loans, loan payments, deposit growth, other funding sources, and a well-capitalized capital position.

Maturing investments can be a source of liquidity at the Bank. Proceeds from maturities totaling $3.8 million were received in the first quarter of 2007 while investment purchases totaled $2.8 million. The decrease in investments was due to insufficient spreads available in the marketplace due to the inverted yield curve.

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

Deposit growth is another source of liquidity for the Bank. Deposits provided $19.1 million of cash inflow during the first quarter of 2007. The purchase of $25 million in longer-term brokered deposits was the largest source of growth. Affecting liquidity are core deposit growth levels, certificates of deposit maturity structure, and retention and diversification of wholesale funding sources. Deposit outflows would require the Bank to develop alternative funding sources which may not be as liquid and potentially more costly.

Other funding sources for the Bank are in the form of corporate repurchase agreements, federal funds purchased, and FHLB advances. Short-term borrowings decreased $19.9 million in the first quarter of 2007 as longer-term brokered deposits were purchased to improve our overall asset/liability management position. FHLB advances totaled $38.4 million and remained constant during the first quarter of 2007.

We expect deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. We expect deposit growth, including brokered deposits, to be a reliable funding source in the future. Branch expansion efforts and marketing efforts will aid in attracting and retaining core deposits. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, federal funds sold, portfolio investments, loan maturities, and access to other funding sources.

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

Capital

Stockholders' equity at March 31, 2007 was $34.7 million compared to $34.1 million at December 31, 2006. The increase during 2007 was mainly due to the retention of net income earnings and offset in part by dividends paid to stockholders. Cash dividends paid were $0.22 per share in the first quarter 2007 and 2006. Stockholders' equity at March 31, 2007 included $417,000 of accumulated other comprehensive loss, related to unrealized losses on securities available for sale, net of the tax effect. At December 31, 2006, stockholders' equity included $547,000 of comprehensive loss related to unrealized losses on securities.

Table 9: Capital Ratios
Holding Company
                                At March 31,     At December 31,
                                     2007             2006           Minimum
Total Stockholders' Equity         $34,651          $34,133
Tier 1 Capital                      44,773           44,385
Total Regulatory Capital            48,573           48,911
Tier 1 to average assets               9.7%             9.6%           5.0%
Tier 1 risk-based capital ratio       12.5%            12.4%           4.0%
Total risk-based capital ratio        13.6%            13.7%           8.0%

Bank
                                At March 31,     At December 31,
                                      2007            2006           Minimum
Total Stockholders' Equity          $36,390         $35,408
Tier 1 Capital                       36,512          35,660
Total Regulatory Capital             40,217          40,138
Tier 1 to average assets                8.0%            7.8%           5.0%
Tier 1 risk-based capital ratio        10.3%           10.1%           6.0%
Total risk-based capital ratio         11.4%           11.3%           10.0%

The adequacy of our capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of March 31, 2007 and December 31, 2006, the holding company and Bank Tier 1 risk-based capital ratios, total risk-based capital ratios and Tier 1 leverage ratios were well in excess of regulatory requirements. In our Form 8-K filed on April 23, 2007, we reported that after reviewing the first quarter results and longer-term projections, the board has determined that the special dividend of $.40 per share would not be paid in 2007. The Board continually evaluates short-term and longer-term capital needs of the Corporation, and has an expressed goal of maintaining sufficient capital to remain a well-capitalized bank and bank holding company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

The information contained in this section of this quarterly report on Form 10-Q captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

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

There were no changes in the internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We have commenced a legal action in circuit court against the impaired borrower's guarantor and others seeking relief for damages. At this time, the outcome of this action cannot be estimated.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, this report should be considered in light of the risk factors discussed in Item 1A. "Risk Factors" in our 2006 Form 10-K, which could materially affect our business, financial condition, or future results of operations. The risks described in the 2006 Form 10-K are not the only uncertainties we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2.  CHANGES IN SECURITES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on April 24, 2007. The following matters were voted on at the meeting:

1. The election of three directors by common stockholders set forth below:
DIRECTOR                          FOR           AGAINST
Frederick T. Lundin           1,366,425         1,500
James F. Melvin               1,361,965         5,960
Robert J. Schoofs             1,359,739         8,186

Each of these individuals will serve on the board of directors for a three-year term or until their successor is elected or qualified.

2. The ratification of appointment of Wipfli LLP as the independent auditor for the Company for the fiscal year ending December 31, 2007. 99.53% of the common stockholders voted in favor of this resolution.

ITEM 5.  OTHER INFORMATION

None

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

                              MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  MAY 10, 2007           JAMES F. WARSAW
                              James F. Warsaw,
                              President and Chief Executive Officer
                              (Principal Executive Officer)


Date:  MAY 10, 2007           PAUL H. EWIG
                              Paul H. Ewig,
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)

                                 EXHIBIT INDEX
                                      to
                                   FORM 10-Q
                                      of
                     MID-WISCONSIN FINANCIAL SERVICES, INC.
                  for the quarterly period ended March 31, 2007
                  Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. <section>232.102(d))

The following exhibits are filed as part this report:

31.1  Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2  Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1  Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley
      Act of 2002