Form 10-Q
period 2007-06-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2007-08-03
CIK 785024

FORM 10-Q
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2007

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

As of August 1, 2007 there were 1,639,907 shares of $0.10 par value common stock outstanding.

                    MID-WISCONSIN FINANCIAL SERVICES, INC.

                               TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                          PAGE

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets
                  June 30, 2007 and December 31, 2006                     3

                  Consolidated Statements of Income
                  Three and Six Months Ended June 30, 2007 and 2006       4

                  Consolidated Statements of Changes in
                  Stockholders' Equity
                  Six Months Ended June 30, 2007                          5

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2007 and 2006                5-6

                  Notes to Consolidated Financial Statements             7-9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         10-24

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                      25

         Item 4.  Controls and Procedures                                25

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                      25

         Item 1A. Risk Factors                                           25

         Item 2.  Changes in Securities and Use of Proceeds              25

         Item 3.  Defaults Upon Senior Securities                        26

         Item 4.  Submission of Matters to a Vote of Security Holders    26

         Item 5.  Other Information                                      26

         Item 6.  Exhibits                                               26

                  Signatures                                             26

                  Exhibit Index                                          27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                         Mid-Wisconsin Financial Services, Inc.
                                   and Subsidiary
                          Consolidated Balance Sheets ($000's)
                                                                June 30, 2007   December 31, 2006
                                                                 (Unaudited)        (Audited)
ASSETS
Cash and due from banks                                              $13,108           $12,111
Interest-bearing deposits in other financial institutions                 16                22
Federal funds sold                                                     1,118               369
Securities available for sale - at fair value                         80,304            82,472
Loans held for sale                                                      316               216
Loans, net of unamortized fees                                       357,173           351,447
Less: Allowance for loan losses                                       (3,681)           (8,184)
Net loans                                                            353,492           343,263
Accrued interest receivable                                            2,580             2,474
Premises and equipment, net                                            9,477             9,332
Goodwill                                                                 295               295
Other investments - at cost                                            2,616             2,616
Other assets                                                          12,304             7,481
TOTAL ASSETS                                                        $475,626          $460,651
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                         $45,318           $47,693
Interest-bearing deposits                                            317,818           294,560
  Total deposits                                                     363,136           342,253
Short-term borrowings                                                 16,882            31,281
Long-term borrowings                                                  46,429            38,428
Subordinated debentures                                               10,310            10,310
Accrued interest payable                                               2,831             2,180
Accrued expenses and other liabilities                                 2,004             2,066
Total liabilities                                                    441,592           426,518
Stockholders' equity:
  Common stock-Par value $.10 per share:
Authorized - 6,000,000 shares
Issued and outstanding -
1,639,907 shares in 2007 and 1,639,674 shares in 2006                    164               164
Additional paid-in capital                                            11,669            11,651
Retained earnings                                                     23,176            22,865
Accumulated other comprehensive loss                                    (975)             (547)
Total stockholders' equity                                            34,034            34,133
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $475,626          $460,651

    The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                        Mid-Wisconsin Financial Services, Inc.
                                  and Subsidiary
                         Consolidated Statements of Income
                                   (Unaudited)
                                               Three Months Ended            Six Months Ended
                                          June 30, 2007  June 30, 2006  June 30, 2007  June 30, 2006
Interest and dividend income:
  Loans, including fees                       $6,968         $6,245        $13,749        $12,030
  Securities
     Taxable                                     708            606          1,387          1,188
     Tax-exempt                                  205            220            439            449
  Other interest and dividend income              85             91            190            204
Total interest and dividend income             7,966          7,162         15,765         13,871
Interest expense:
  Deposits                                     3,317          2,499          6,552          4,667
  Short-term borrowings                          263            308            448            568
  Federal Home Loan Bank borrowings              438            363            865            708
  Subordinated debentures                        153            153            307            307
Total interest expense                         4,171          3,323          8,172          6,250
Net interest income                            3,795          3,839          7,593          7,621
Provision for loan losses                        150            125            300            250
Net interest income after provision
  for loan losses                              3,645          3,714          7,293          7,371
Non-interest income:
  Service fees                                   342            238            656            455
  Trust service fees                             305            229            607            462
  Investment product commissions                 101             73            158            171
  Other operating income                         291            332            565            595
Total non-interest income                      1,039            872          1,986          1,683
Non-interest expenses:
  Salaries and employee benefits               2,209          1,895          4,250          3,604
  Occupancy                                      472            420            952            835
  Data processing and information systems        203            181            399            342
  Operation of other real estate                 631            (17)           640            (16)
  Legal and professional                         163             58            312            117
  Other operating expenses                       686            588          1,379          1,200
Total non-interest expenses                    4,364          3,125          7,932          6,082
Income before provision for income taxes         320          1,461          1,347          2,972
Provision for income taxes                        24            476            315            971
Net income                                      $296           $985         $1,032         $2,001
Basic earnings per share                       $0.18          $0.60          $0.63          $1.21
Diluted earnings per share                     $0.18          $0.60          $0.63          $1.21
Cash dividends declared per share              $0.22          $0.62          $0.44          $0.84

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                  Mid-Wisconsin Financial Services, Inc.
                           and Subsidiary
     Consolidated Statement of Changes in Stockholders' Equity ($000's)
                           June 30, 2007
                            (Unaudited)
                                                                                 Accumulated
                                                         Additional                 Other
                                        Common Stock      Paid-In    Retained   Comprehensive
                                       Shares    Amount   Capital    Earnings        Loss       Totals
Balance, December 31, 2006            1,639,674   $164    $11,651     $22,865       $(547)      $34,133
Comprehensive Income:
Net Income                                                              1,032                     1,032
Other comprehensive loss                                                             (428)         (428)
Total comprehensive income                                                                          604
Proceeds from stock purchase plans          233                 7                                     7
Stock-based compensation                                       11                                    11
Cash dividends paid, $.44 per share                                                  (721)         (721)
Balance, June 30, 2007                1,639,907   $164    $11,669     $23,176       $(975)      $34,034

                        Mid-Wisconsin Financial Services, Inc.
                                  and Subsidiary
                    Consolidated Statements of Cash Flows ($000's)
                                    (Unaudited)
                                                                       Six months ended
                                                                 June 30, 2007     June 30, 2006
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                                       $1,032            $2,001
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for depreciation and net amortization                  450               402
        Provision for loan losses                                        300               250
        Provision for valuation allowance on other real estate           540                 0
        (Gain) loss on premises and equipment disposals                   (5)               10
        Loss on disposal of other real estate                            103                 0
        Stock-based compensation                                          11                11
        Changes in operating assets and liabilities:
        Loans held for sale                                             (100)              208
        Other assets                                                    (668)             (422)
        Other liabilities                                                589              (260)
  Net cash provided by operating activities                            2,252             2,200

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                      Mid-Wisconsin Financial Services, Inc.
                               and Subsidiary
                  Consolidated Statements of Cash Flows ($000's)
                                (Unaudited)
                                                                        Six months ended
                                                                June 30, 2007     June 30, 2006
  Cash flows from investing activities:
     Net decrease in interest-bearing deposits
     in other financial institutions                                      6                 3
     Net (increase) decrease in federal funds sold                     (749)            6,636
     Securities available for sale:
          Proceeds from maturities                                    9,079             9,923
          Payment for purchases                                      (7,553)          (12,828)
     Net increase in loans                                          (15,352)          (19,354)
     Capital expenditures                                              (619)             (423)
     Federal Home Loan Bank stock redemption                              0               229
     Proceeds from sale of premises and equipment                        11                 0
     Proceeds from sale/lease of other real estate                      151                 0
  Net cash provided by (used in) investing activities               (15,026)          (15,814)
  Cash flows from financing activities:
     Net increase in deposits                                        20,883            16,668
     Net increase (decrease) in short-term borrowings               (14,399)            6,869
     Principal payments on Federal Home Loan Bank borrowings         (7,500)           (9,500)
     Proceeds from issuance of long-term borrowings                  15,501             2,500
     Issuance of common stock                                             7               576
     Payment for repurchase of common stock                               0            (2,928)
     Cash dividends paid                                               (721)           (1,376)
   Net cash provided by (used in) financing activities               13,771            12,809
Net increase (decrease) in cash and due from banks                      997              (805)
Cash and due from banks at beginning                                 12,111            14,242
Cash and due from banks at end                                      $13,108           $13,437
  Supplemental cash flow information:
     Cash paid during the year for:
          Interest                                                   $7,521            $6,214
          Income taxes                                                 $100            $1,083
Noncash investing and financing activities:
          Loans transferred to other real estate                     $4,952               $39
          Loans charged-off                                          $4,823               $71
          Loans made in connection with the sale of
          other real estate                                            $128               $-

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

Presented below are the calculations for basic and diluted earnings per share:

<CAPTION.
                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                                 2007        2006        2007        2006
                                                   (In thousands, except per share data)
Net income available to common stockholders      $296        $985      $1,032      $2,001
Weighted average shares outstanding             1,640       1,639       1,640       1,650
Effect of dilutive stock options outstanding        2           3           2           3
Diluted weighted average shares outstanding     1,642       1,642       1,642       1,653
Basic earnings per common share                 $0.18       $0.60       $0.63       $1.21
Diluted earnings per common share               $0.18       $0.60       $0.63       $1.21


Note 3 - Loans
(dollars in thousands)

                           June 30,      % of       December 31,   % of
                              2007       total          2006       total
Commercial                  $54,148        15%        $61,778        18%
Commercial real estate      114,278        32%        113,738        32%
Agricultural                 39,649        11%         42,936        12%
Real estate construction     33,244         9%         26,105         7%
Real estate residential     105,727        30%         97,711        28%
Installment                  10,127         3%          9,179         3%
Total loans                $357,173       100%       $351,447       100%

Note 4-  Interest-Bearing Deposits
(dollars in thousands)

                               June 30,  % of     December 31,  % of
                                 2007    total        2006      total
Non-interest bearing demand    $45,318     12%      $47,693       14%
Interest-bearing demand         25,229      8%       30,581        9%
Money market deposits           73,903     20%       73,545       21%
Other savings deposits          22,220      6%       22,276        7%
IRA and retirement accounts     32,387      9%       32,400        9%
Brokered deposits               54,635     15%       26,724        8%
Certificates of deposit        109,444     30%      109,034       32%
Total                         $363,136     99%     $342,253      100%

Note 5-  Other Real Estate
(dollars in thousands)

A summary of Other Real Estate, which is included in Other Assets, is as follows:

<CAPTON>
                                                   June 30,   December 31,
                                                     2007         2006
Beginning Balance                                    $130           $0
Transfer of loans at net realizable value to ORE    4,952          169
Sales/lease proceeds, net                            (151)         (16)
Loans made in sale of ORE                            (128)           0
Net loss from sale of ORE                            (103)          (9)
Provision charged to operations-net                  (540)         (14)
   Total Other Real Estate                         $4,160         $130

Changes in the valuation reserve for losses on other real estate were as follows:

                                        June 30,       December 31,
                                          2007             2006
Beginning Balance                           $0               $0
Provision charged to operations-gross      640                0
Amounts related to ORE disposed           (100)               0
Balance at end of period                  $540               $0

Note 6- Accounting Pronouncements

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

In December 2006, an interagency regulatory committee revised the banking policy statement on the allowance for loan and lease losses. We are evaluating the changes required by the policy statement on our financial position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

We are a full-service financial services company, providing a wide variety of loan, deposit and other banking products and services to our business, individual, and municipal customers, as well as a full range of wealth management and cash management services. We operate as a one bank holding company and own Mid-Wisconsin Bank ("Bank"), chartered as a state bank in Wisconsin. As of June 30, 2007, the Bank ceased operations of its title insurance subsidiary, Excel Real Estate Services, Inc. Appraisal services will continue to be provided through the Bank.

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations for the three and six months ended June 30, 2007 and 2006. It is intended to supplement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

Forward-looking statements made in this document are subject to risks and uncertainties. These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management's view as of any subsequent date. Forward-looking estimates and statements involve significant risks and uncertainties and actual results may differ materially
from those presented, either expressed or implied, in this filing.   Additional
factors that may cause actual results to differ materially from those expressed in the forward-looking statements include (i) other risks and assumptions described in Part 1 our Annual Report on Form 10-K for the year ended December 31, 2006 under the headings "Forward-Looking Statements" in Item 1, and "Risk Factors" in Item 1A, which factors are incorporated herein by reference, and
(ii) such other factors as may be described in other filings with the Securities and Exchange Commission ("SEC"). We specifically disclaim any obligation to update factors or to publicly announce the result of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments.

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

We consider the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover credit losses within the loan portfolio and the material effect that these estimates can have on our results of operations. While our evaluation of the allowance for loan losses at June 30, 2007 considers the allowance to be appropriate, under adversely different conditions or assumptions, we would need to increase the allowance.

We review the adequacy of the allowance for loan losses on a quarterly basis to determine the allowance is appropriate to provide for possible losses inherent in the loan portfolio as of the balance sheet date. Factors considered by management in evaluating the adequacy of the allowance for loan losses include past loan loss experience, trends in past due and nonperforming loans, risk rating codes and current economic conditions. We have an internal risk analysis and review staff that continuously reviews loan quality and reports the results of its examinations to executive management and the Board of Directors.

Results of Operations

We reported second quarter net income of $.3 million, or $0.18 per diluted share compared to $1.0 million or $0.60 per diluted share for the second quarter of 2006. Net income for the six months ended June 30, 2007 was $1.0 million or $.63 per diluted share as compared to $2.0 million or $1.21 per diluted share in the comparable 2006 period. As reported on Form 8-K filed May 10, 2007, the second quarter and year-to-date results for 2007 were negatively impacted by the recording of a write-down of other real estate of $.6 million or $.365 million on an after-tax basis. Return on average assets for the six months ended June 30, 2007 was .45% compared to .95% for the same period in 2006. Return on equity for the six months ended June 30, 2007 was 6.07% versus 11.37% for the same period in 2006. Cash dividends paid were $0.44 and $.84 per share for the six months ended June 30, 2007 and 2006, respectively.

Key factors affecting current quarter and year-to-date results were:

   O Net interest income on a fully taxable-equivalent basis was $3.9 million and $4.0 million in the second quarter of 2007 and 2006, respectively. The rising cost of deposits offset the increased income generated from loan growth and a positive rate variance on assets. In 2007, interest income increased 10% while interest expense on deposits increased 26%. Additionally, the reversal of interest related to loans placed in nonaccrual status negatively impacted the margin during the second quarter of 2007.

   O Net interest income on a taxable-equivalent basis for the six months ended June 30, 2007 was $7.8 million compared with $7.9 million for the related 2006 period. The $32.7 million growth in average loans in 2007 has been funded with higher-costing brokered deposits thereby narrowing the interest rate spread earned.

   O Loans totaled $357.2 million at June 30, 2007, an increase of $5.8 million or 1.6%, from December 31, 2006. Total deposits were $363.1 million at June 30, 2007, an increase of $20.9 million from year-end 2006. This growth was primarily due to an increase in the wholesale borrowing in the form of brokered deposits.

   O Net charge-offs in 2007 include the $4.6 million related to the impaired borrower described in the 2006 Annual Report of Form 10-K. Excluding this specific charge-off, other gross charge-offs totaled $203,000 and $62,000 for the six months ended June 30, 2007 and 2006, respectively.

   O Nonperforming assets were $11.7 million at June 30, 2007, $8.0 million at March 31, 2007 as compared with $7.3 million at year-end 2006. An increase in nonaccrual loans in the second quarter of 2007 primarily resulted from one commercial relationship.

   O  Noninterest income during the second quarter of 2007 increased
      $92,000 or 10% compared to first quarter 2007 due to additional revenue generated from the overdraft protection program and investment product commissions.

   O Noninterest expense increased $796,000 or 22% during the second quarter of 2007 as compared with the first quarter of 2007. The costs associated with properties and assets that were surrendered by the impaired borrower increased $622,000 during the quarter and salaries and employee benefits increased $168,000 during the same period.

   O Average stockholders' equity for the first six months of 2007 decreased $1.2 million to $34.3 million from $35.5 million in the related 2006 period. The impact of the share buyback in early 2006 coupled with dividends exceeding net income in 2006 contributed to the decline.

The following Table 1 presents quarterly summary results of operations.

Table 1: Summary Results of Operations
(dollars in thousands, except per share data)

                                                                    Quarter Ended
                                               June 30,   March 31,   December 31,   September 30,   June 30,
                                                  2007       2007         2006           2006           2006
Results of operations:
Interest income                                 $7,966     $7,799        $8,004         $7,744        $7,162
Interest expense                                 4,171      4,001         3,971          3,831         3,323
Net interest income                              3,795      3,798         4,033          3,913         3,839
Provision for loan losses                          150        150         4,750            133           125
Net interest income after provision for loan
losses                                           3,645      3,648          (717)         3,780         3,714
Non-interest income                              1,039        947           905            860           872
Non-interest expenses                            4,364      3,568         3,384          3,280         3,125
Income before provision for income taxes           320      1,027        (3,196)         1,360         1,461
Provision for income taxes                          24        291        (1,368)           438           476
Net income                                        $296       $736       $(1,828)          $922          $985

Return on average assets                          0.25%      0.65%          NM            0.82%         0.92%
Return on average equity                          3.43%      8.71%          NM           10.45%        11.24%
Equity to assets                                  7.40%      7.42%         7.88%          7.81%         8.11%
Net interest margin (1)                           3.55%      3.63%         3.74%          3.78%         3.92%
Average Balance Sheet
Loans net of unearned income                  $352,533   $348,026      $346,796       $336,119      $320,854
Assets                                         467,868    461,435       461,344        448,084       428,843
Deposits                                       357,757    358,109       356,884        346,786       315,421
Short-term borrowings                           21,628     15,917        17,858         17,330        26,923
Long-term borrowings                            38,429     38,428        35,418         34,359        37,000
Stockholders' equity                            34,629     34,256        36,332         35,286        35,046
Ending Balance Sheet
Loans net of unearned income                  $357,173   $345,029      $351,447       $341,964      $329,623
Assets                                         475,626    460,363       460,651        456,359       441,187
Deposits                                       363,136    361,328       342,253        358,598       329,322
Long-term borrowings                            46,429     38,428        38,428         32,500        37,000
Subordinated debentures                         10,310     10,310        10,310         10,310        10,310
Stockholders' equity                            34,034     34,651        34,133         36,220        34,893
Financial Condition Analysis
Total risk-based capital                         13.12%     13.56%        13.65%         14.26%        14.43%
Net charge-offs to average loans                  0.05%      1.33%         0.01%          0.00%         0.00%
Nonperforming assets to gross loans               3.29%      2.33%         2.03%          0.53%         0.58%
Efficiency ratio (1)                             88.68%     73.62%        67.20%         67.10%        64.60%
Net interest income to average assets (1)         0.83%      0.84%         0.87%          0.87%         0.90%
Non-interest income to average assets             0.22%      0.21%         0.20%          0.19%         0.20%
Non-interest expenses to average assets           0.93%      0.77%         0.73%          0.73%         0.73%
Stockholders' Data
Diluted earnings per share                       $0.18      $0.45        $(1.11)         $0.56         $0.60
Book value per share                            $20.75     $21.13        $20.82         $22.10        $21.29
Dividends per share                              $0.22      $0.22         $0.22          $0.22         $0.62
Dividend payout ratio                            122.0%      49.0%        -19.7%          39.1%        103.1%
Average common shares outstanding-basic          1,640      1,640         1,639          1,639         1,639
Average common shares outstanding-diluted        1,642      1,642         1,643          1,644         1,642
Stock Price Information (2)
High                                            $34.25     $38.00        $37.90         $38.25        $36.50
Low                                              32.00      32.15         37.75          36.00         36.00
Market price at quarter end                      32.00      34.25         37.85          37.75         36.00

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

For the second quarter 2007, net interest income on a taxable-equivalent basis was $3.9 million compared with $4.0 million in the related 2006 period. Average interest-earning assets increased $34.1 million or 8% between periods due to higher loan growth. Average loans for the second quarter of 2007 were $352.5 million or a 10% increase over the related 2006 balance of $320.9 million. The impact of an increase in nonaccrual loans and the reversal of interest related to these loans negatively impacted the margin in the second quarter of 2007. Average deposits for the second quarter of 2007 increased $42.3 million or 13% to $357.8 million compared with $315.4 million for the related 2006 period. Deposits migrated from lower cost savings deposits and transaction accounts into higher yielding accounts. For the second quarter of 2007 and 2006, the overall net interest margin was 3.55% and 3.92%, respectively.

The overall rate earned on assets increased 16 basis points during the second quarter of 2007 to 7.37%. The rate paid on interest-bearing liabilities increased 52 basis points to 4.35% in the same period. The positive effect on net interest income in 2007 of improving loan yields and increased loan volume was offset by the higher cost of funds. The increase in rates paid on savings products and time deposits increased faster than the rates earned on assets, thereby reducing the rate spread and net interest margin percentage.

For the remainder of 2007, we expect the margin pressures to continue as more loan growth is expected to be funded with more costly brokered deposits and other wholesale borrowings.

Table 2: Quarterly Net Interest Income Analysis - Taxable Equivalent Basis (dollars in thousands)

                                           Three months ended June 30, 2007     Three months ended June 30, 2006
                                         Average     Interest      Average     Average     Interest      Average
                                         Balance  Income/Expense  Yield/Rate   Balance  Income/Expense  Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                        $352,533      $6,981        7.94%     $320,854       $6,257       7.80%
Investment securities:
  Taxable                                  60,318         708        4.71%       56,125          606       4.32%
  Tax-exempt (2)                           19,403         279        5.77%      20,681          335       6.47%
Other interest earning assets               6,243          85        5.46%        6,788           90       5.31%
Total earning assets                     $438,497      $8,053        7.37%     $404,448       $7,288       7.21%

Cash and due from banks                    $9,214                               $12,043
Other assets                               23,895                                15,508
Allowance for loan losses                  (3,738)                               (3,156)
Total assets                             $467,868                              $428,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand                 $26,341        $131        1.99%      $29,985         $161       2.15%
  Savings deposits                         92,410         760        3.30%       83,635          650       3.11%
  Time deposits                           195,828       2,426        4.97%      159,213        1,689       4.24%
Short-term borrowings                      21,628         263        4.88%       26,923          308       4.61%
Long-term borrowings                       38,429         438        4.57%       37,000          362       3.89%
Subordinated debentures                    10,310         153        5.98%       10,310          153       5.98%
Total interest-bearing liabilities       $384,946      $4,171        4.35%     $347,066       $3,323       3.83%

Demand deposits                            43,178                                42,588
Other liabilities                           5,115                                 4,143
Stockholders' equity                       34,629                                35,046
Total liabilities and stockholders'
equity                                   $467,868                              $428,843

Net interest income and rate spread                    $3,882        3.02%                    $3,965       3.38%
Net interest margin                                                  3.55%                                 3.92%

(1)  Non-accrual loans are included in the daily average loan balances outstanding.
(2)  The yield on tax-exempt loans and investments is computed on a tax-equivalent basis using a Federal tax rate of 35% and excluding disallowed interest expense.
(3)  Interest income includes loan fees of $133 for 2007 and 2006.

                                               2007 vs 2006
                                                   Due to
                                        Volume       Rate       Net
  Loans                                  $616        $108      $724
  Taxable investments                      45          57       102
  Nontaxable investments                  (21)        (35)      (56)
  Other interest income                    (7)          2        (5)
Total interest-earning assets             633         132       765

  Interest-bearing demand                 (20)        (10)      (30)
  Savings deposits                         68          42       110
  Time deposits                           387         350       737
  Short-term borrowings                   (61)         16       (45)
  Long-term borrowings                     14          62        76
  Subordinated debentures                   0           0         0
Total interest-bearing liabilities        388         460       848

Net Interest Income                      $245       ($328)     ($83)

Table 3: Year-To-Date Net Interest Income Analysis - Taxable Equivalent Basis (dollars in thousands)

                                           Six months ended June 30, 2007       Six months ended June 30, 2006
                                         Average     Interest      Average     Average     Interest      Average
                                         Balance  Income/Expense  Yield/Rate   Balance   Income/Expense Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                        $350,292     $13,779        7.93%     $317,551      $12,050       7.63%
Investment securities:
  Taxable                                  59,380       1,387        4.71%       55,698        1,188       4.29%
  Tax-exempt (2)                           20,759         598        5.81%       20,996          681       6.52%
Other interest earning assets               6,890         190        5.56%        8,121          204       5.05%
Total earning assets                     $437,321     $15,954        7.36%     $402,366      $14,123       7.06%

Cash and due from banks                    $9,212                               $11,966
Other assets                               22,658                                15,565
Allowance for loan losses                  (4,666)                               (3,104)
Total assets                             $464,525                              $426,793

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing demand                 $29,089        $308        2.14%      $30,559         $304       2.00%
  Savings deposits                         92,966       1,523        3.30%       80,706        1,145       2.85%
  Time deposits                           192,742       4,721        4.94%      160,262        3,218       4.04%
Short-term borrowings                      18,787         448        4.81%       26,257          568       4.34%
Long-term borrowings                       38,429         865        4.54%       37,116          708       3.84%
Subordinated debentures                    10,310         307        5.98%       10,310          307       5.98%
Total interest bearing liabilities       $382,323      $8,172        4.31%     $345,210       $6,250       3.64%

Demand deposits                            43,150                                42,234
Other liabilities                           4,759                                 3,875
Stockholders' equity                       34,293                                35,474
Total liabilities and stockholders'
equity                                   $464,525                              $426,793
Net interest income and rate spread                    $7,782        3.05%                    $7,873       3.42%
Net interest margin                                                  3.59%                                 3.95%

(1)  Non-accrual loans are included in the daily average loan balances outstanding.
(2)  The yield on tax-exempt loans and investments is computed on a tax-equivalent basis using a Federal tax rate of 35% and excluding disallowed interest expense.
(3)  Interest income includes loan fees of $242 for 2007 and 2006.

                                               2007 vs 2006
                                                  Due to
                                        Volume       Rate       Net
  Loans                                 $1,239       $490     $1,729
  Taxable investments                       78        121        199
  Nontaxable investments                    (8)       (75)       (83)
  Other interest income                    (31)        17        (14)
Total interest-earning assets            1,278        553      1,831

  Interest-bearing demand                  (15)        19          4
  Savings deposits                         173        205        378
  Time deposits                            651        852      1,503
  Short-term borrowings                   (161)        41       (120)
  Long-term borrowings                      25        132        157
  Subordinated debentures                    0          0          0
Total interest-bearing liabilities         673      1,249      1,922

Net Interest Income                       $605      ($696)      ($91)

For the six months ended June 30, 2007, net interest income on a taxable-equivalent basis was $7.8 million compared with $7.9 million in the related 2006 period. Average interest-earning assets increased $35.0 million or 9% between periods due to higher loan growth. Average loans for the six months of 2007 were $350.3 million or a 10% increase over the related 2006 balance of $317.6 million. While volumes have increased, loan pricing pressures have decreased the spread on new and existing loans. Average deposits for the six months of 2007 increased $44.2 million or 14% to $357.9 million compared with $313.8 million for the related 2006 period. Deposits migrated from lower cost savings deposits and transaction accounts into higher yielding accounts. Also, approximately $27.9 million in brokered deposits were added to fund loan growth and to replace short-term borrowings. For the first six months of 2007 and 2006, the overall net interest margin was 3.59% and 3.95%, respectively.

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

We believe that the current provision conforms to our allowance for loan loss policy and is appropriate in view of the present condition of the loan portfolio. However, should a decline in the quality of the loan portfolio or significant charge-offs against the allowance occur, higher provisions will need to be made in the future. The provision for loan losses for the first six months of 2007 was $300,000 compared to $250,000 in the related 2006 period.

Noninterest Income

Noninterest income during the first six months of 2007 increased $.3 million to $2.0 million compared with $1.7 million in the related 2006 period. The increase was attributable to increased service fees due to additional fees generated by the overdraft protection program for consumers and improved revenue from Wealth Management.

Table 4:  Noninterest Income
(dollars in thousands)

                                       Three months ended             Six months ended
                                June 30,   June 30,   Percent   June 30,   June 30,   Percent
                                  2007       2006     Change      2007       2006     Change
Service fees                      $342       $238      43.7%      $656       $455      44.2%
Wealth management                  406        302      34.4%       765        633      20.9%
Gains from sale of loans            66         94     -29.8%       129        155     -16.8%
Bank owned life insurance           32         29      10.3%        61         60       1.7%
Other operating income             193        209      -7.7%       375        380      -1.3%
Total non-interest income       $1,039       $872      19.2%    $1,986     $1,683      18.0%

Service fee income increased 44% during a comparison of the six month periods ended June 30, 2007 and 2006 due primarily to the introduction of overdraft protection program in July 2006.

The Wealth Management Services Group includes trust, brokerage and private client banking services. Income from the group increased $132,000 or 20% above the related 2006 six-month figure due primarily to new business generated and the appreciation of the managed portfolios of trust customers.

Noninterest Expense

Noninterest expense increased 30% to $7.9 million in the first six months of 2007 as compared to $6.1 million in the related 2006 period. We anticipate higher operational expenses in future years as continued investments are expected to be made in personnel, technology enhancements, system upgrades, and compliance with Sarbanes-Oxley. While aggressive efforts to dispose of the other real estate are continuing, future adjustments to operations may be necessary based on economic conditions or a decline in the fair value of the properties (see also Note 5-Other Real Estate).

Table 5:  Noninterest Expense
(dollars in thousands)

                                                Three months ended          Six months ended
                                           June 30,  June 30,  Percent  June 30,  June 30,  Percent
                                             2007      2006    Change     2007      2006    Change
Salaries and employee benefits              $2,209    $1,895     16.6%   $4,250    $3,604     17.9%
Occupancy and equipment                       $472       420     12.4%      952       835     14.0%
Data processing and information systems       $203       181     12.2%      399       342     16.7%
Operation of other real estate                 631       (17)     NM        640       (16)     NM
Legal and professional                         163        58    181.0%      312       117    166.7%
Other operating expenses                      $686       588     16.7%    1,379     1,200     14.9%
Total non-interest expenses                 $4,364    $3,125     39.6%   $7,932    $6,082     30.4%

Salary and employee benefit expense increased $646,000 or 18% in a six-month period comparison due to higher health insurance expense of $217,000, the costs of additional staffing, and salary increases.

Occupancy and equipment expense increased $117,000 during the six-month period comparison shown above as a result of increased costs of additional branches and renovations at other facilities, and the purchase of new equipment.

Data processing expense increased $57,000 during the six-month period shown above due to additional technology enhancements, increased software maintenance costs and upgrades needed to facilitate product offerings.

Operation of other real estate expense represent costs associated with the properties that were surrendered by an impaired borrower including write-down of assets to fair value. As noted in the Form 8-K filed May 10, 2007, a write-down of $600,000 to fair value was taken in the second quarter of 2007.

Legal and professional fees in 2007 include the additional costs related to compliance with Sarbanes-Oxley and professional services incurred in connection with the impaired borrower.

Recruitment expenses associated with hiring replacement personnel totaled $38,000 in the first quarter of 2007.

BALANCE SHEET ANALYSIS

Loans

Gross loans outstanding were $357.2 million at June 30, 2007, a 1.6% increase from year-end 2006. The largest increases were in the categories of mortgage lending and commercial real estate.

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

The allowance for loan losses at June 30, 2007 was $3.7 million compared with $8.2 million at the end of 2006. Net-charge-offs during the second quarter of 2007 totaled $174,000 compared with $15,000 in the related 2006 period. For the six months ended June 30, 2007, net charge-offs were $4.8 million of which $4.6 million related to the impaired borrower. Excluding this specific charge-off, net charge-offs totaled $203,000 for the first six months of 2007 compared with $62,000 in the related 2006 period.

Table 6:  Loan Loss Experience
(dollars in thousands)

                                       At and for the     At and for the
                                      Six months ended      Year ended
                                           June 30,         December 31,
                                      2007         2006         2006
Allowance for loan losses at
beginning of year                    $8,184       $3,028       $3,028
Loans charged off                    (4,823)         (71)        (112)
Recoveries                               20            9          135
Provision for loan losses               300          250        5,133
Allowance for loan losses at
end of period                        $3,681       $3,216       $8,184
Nonperforming assets
 Nonaccrual loans                      $733         $857       $1,224
 not considered impaired
 Impaired loans                       5,566          442        5,423
 Accruing loans past due 90
 days or more                            10            8            4
 Restructured loans                   1,125          554          473
Total nonperforming loans             7,434        1,861        7,124
 Other real estate owned              4,160           39          130
 Other repossessed assets               147            0            0
Total nonperforming assets          $11,741       $1,900       $7,254
RATIOS
Ratio of allowance for loan
losses to net charge-offs               0.8         51.9          NM
Ratio of allowance for loan
losses to total loans at end of
period                                 1.03%        0.98%        2.33%
Ratio of net charge-offs during
the period to average loans
outstanding                            1.37%        0.02%       -0.01%
Nonperforming loans to total
loans                                  2.08%        0.56%        2.03%
Nonperforming assets to total
assets                                 2.47%        0.43%        1.58%

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

In the opinion of management, the allowance for loan losses is appropriate as of June 30, 2007. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such changes on borrowers, and on the value of the underlying collateral securing these credits.

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

Nonperforming assets increased to $11.8 million at June 30, 2007 from $7.3 million at December 31, 2006. During the second quarter of 2007, nonperforming assets increased $3.7 million due primarily to the placement of loans to a single borrower of $2.8 million being added to nonaccrual status. Nonaccrual loans at December 31, 2006 of $6.5 million were reduced during the first quarter of 2007 by a $4.6 million charge-off on loans to the impaired borrower described in our 2006 Annual Report on Form 10-K. As of June 30, 2007, $4.8 million in assets related to the impaired borrower remain on the financial statements and are included in nonperforming assets. Also, as of June 30, 2007, approximately 73% of the nonperforming assets relate to four customer relationships.

The properties and collateral acquired through or instead of loan foreclosure are valued at estimated resale value, less estimated selling expenses. Evaluations are done on a quarterly basis and downward adjustments, if necessary, will be recorded in our financial statements.

The recording of 2007 expenses in Other Real Estate and in Legal and Professional fees, and the 2006 loss disclosed in Form 10-K for the year ended December 31, 2006, results in a cumulative pretax charge of $5.3 million related to this impaired borrower. Our cash expenditures, including legal and accounting fees, associated with the impairment charge cannot be reasonably predicted. However, these costs are not expected to be material although the actual amount of such expenditure will depend upon the manner in which our collection efforts are structured and the expediency in selling these assets.

Deposits

At June 30, 2007, deposits were $361.1 million, up 6% or $20.9 million from year-end 2006. On average, total deposits increased 15% over the related period in 2006. While the lower cost funds such as demand deposits, NOW accounts and money market accounts did not grow at a double-digit pace, growth did occur in the higher cost time deposits, brokered deposits and with the Premier Money Market account. Brokered deposits totaled $54.6 million at June 30, 2007 compared with $26.7 million at December 31, 2006.

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

Other Funding Sources

Other funding sources, including short-term and long-term borrowings, and subordinated debentures, were $73.6 million at June 30, 2007 compared with $80.0 million at December 31, 2006, a decrease of 9% or $6.4 million. Short-term borrowings consist of federal funds purchased and corporate funds in the form of repurchase agreements were reduced as brokered deposits with longer durations were purchased to improve our overall asset/liability position. We anticipate having to increase our wholesale funding through brokered deposits, short-term borrowings, or additional long-term advances throughout 2007 to fund expected loan growth.

Contractual Obligations

We are party to various contractual obligations requiring use of funds as part of our normal operations. The table below outlines principal amounts and timing of these obligations, excluding amounts due for interest, if applicable. Most of these obligations are routinely refinanced into a similar replacement obligation. However, renewal of these obligations is dependent on our ability to obtain competitive interest rates, or availability of collateral for pledging purposes supporting long-term advances.

Table 7:  Contractual Obligations (dollars in thousands)

                                  Total    < 1year    1-3 years    3-5 years    > 5 years
Long-term borrowings            $46,429    $10,000     $18,368      $18,061         $-
Subordinated debentures          10,310        -           -            -         10,310
Total contractual obligations   $56,739    $10,000     $18,368      $18,061      $10,310

Liquidity

Liquidity management refers to the ability to ensure that cash is available in a timely manner to meet loan demand and depositors' needs and to service liabilities as they become due without undue cost or risk. Our holding company and Bank have different liquidity considerations.

The primary source of funds for the holding company are dividends from the Bank, proceeds from issuance of stock, net proceeds from borrowings and the offerings of subordinated debentures. The holding company cash is used to provide for payments of dividends to shareholders, purchase of assets, payment of salaries, benefits and other related expenses, and to make interest payments on its debt. No dividends were received from the Bank in the first six months of 2007 as compared with $250,000 in related period of 2006.

The Bank meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity is derived from the maturity of the investment portfolio, maturing loans, loan payments, deposit growth, other funding sources, and a well-capitalized capital position.

Maturing investments can be a source of liquidity at the Bank. Proceeds from maturities totaling $9.1 million were received in the first six months of 2007 while investment purchases totaled $7.6 million. The decrease in investments was due to insufficient spreads available in the marketplace due to an unfavorable yield curve.

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

Deposit growth is another source of liquidity for the Bank. Deposits provided $20.9 million of cash inflow during the first six months of 2007. The purchase of $27.9 million in longer-term brokered deposits was the largest source of growth. Affecting liquidity are core deposit growth levels, certificates of deposit maturity structure, and retention and diversification of wholesale funding sources. Deposit outflows would require the Bank to develop alternative funding sources which may not be as liquid and potentially more costly.

Other funding sources for the Bank are in the form of corporate repurchase agreements, federal funds purchased, and long-term borrowings. Short-term borrowings decreased $14.4 million during the first six months of 2007 as longer-term brokered deposits were purchased to improve our overall asset/liability management position. Long-term borrowings at June 30, 2007 increased $8.0 million from year-end 2006.

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

Capital

Stockholders' equity at June 30, 2007 was $34.0 million compared to $34.1 million at December 31, 2006. Cash dividends paid were $0.22 per share in the second quarter 2007 compared with $.62 per share in 2006. Stockholders' equity at June 30, 2007 included $975,000 of accumulated other comprehensive loss, related to unrealized losses on securities available for sale, net of the tax effect. At December 31, 2006, stockholders' equity included $547,000 of comprehensive loss related to unrealized losses on securities.

Table 8: Capital Ratios
 (dollars in thousands)

Holding Company                   At June 30,     At December 31,
                                      2007             2006         Minimum
Total Stockholders' Equity          $34,034           $34,133
Tier 1 Capital                       44,714            44,385
Total Regulatory Capital             48,395            48,911
Tier 1 to average assets                9.6%              9.6%         5.0%
Tier 1 risk-based capital ratio        12.1%             12.4%         4.0%
Total risk-based capital ratio         13.1%             13.7%         8.0%

Bank                              At June 30,     At December 31,
                                      2007             2006         Minimum
Total Stockholders' Equity          $36,263          $35,408
Tier 1 Capital                       36,943           35,660
Total Regulatory Capital             40,624           40,138

Tier 1 to average assets                8.0%             7.8%          5.0%
Tier 1 risk-based capital ratio        10.1%            10.1%          6.0%
Total risk-based capital ratio         11.1%            11.3%         10.0%

The adequacy of our capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of June 30, 2007 and December 31, 2006, the holding company and Bank Tier 1 risk-based capital ratios, total risk-based capital ratios and Tier 1 leverage ratios were well in excess of regulatory requirements. The Board continually evaluates short-term and longer-term capital needs of the Corporation, and has an expressed goal of maintaining sufficient capital to remain a well-capitalized bank and bank holding company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The information contained in this section of this quarterly report on Form 10-Q captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference. There was no material change in the information provided in response to Item 7A of our 2006 Form 10-K.

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

There were no changes in the internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Shareholder Meeting of Stockholders was held on April 24, 2007. The results of matters voted on at the meeting were disclosed in Part 2, Item 4 of the Form 10-Q dated March 31, 2007 which is incorporated herein by reference.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number                        Description

10.1  Incentive Compensation Plan for Executive Officers
31.1  Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
      2002
31.2  Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
      2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  AUGUST 3, 2007         JAMES F. WARSAW
                              James F. Warsaw
                              President and Chief Executive Officer
                              (Principal Executive Officer)


Date:  AUGUST 3, 2007         PAUL H. EWIG
                              Paul H. Ewig
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                      to
                                  FORM 10-Q
                                      of
                     MID-WISCONSIN FINANCIAL SERVICES, INC.
                  for the quarterly period ended June 30, 2007
                  Pursuant to Section 102(d) of Regulation S-T
                       (17 C.F.R. <section>232.102(d))



The following exhibits are filed as part this report:

10.1  Incentive Compensation Plan for Executive Officers
31.1  Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
      2002
31.2  Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
      2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002