Form 10-Q
period 2007-09-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2007-11-06
CIK 785024

FORM 10-Q
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 2007

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

As of November 1, 2007 there were 1,639,907 shares of $0.10 par value common stock outstanding.

                     MID-WISCONSIN FINANCIAL SERVICES, INC.
                               TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                       PAGE

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets
                  September 30, 2007 and December 31, 2006             3

                  Consolidated Statements of Income
                  Three and Nine Months Ended
                  September 30, 2007 and 2006                          4

                  Consolidated Statements of Changes
                  in Stockholders' Equity
                  Nine Months Ended September 30, 2007                 5

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2007 and 2006       5-6

                  Notes to Consolidated Financial Statements          7-9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      10-26

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                   26

         Item 4.  Controls and Procedures                             27

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                   27

         Item 1A. Risk Factors                                        27

         Item 2.  Changes in Securities and Use of Proceeds           27

         Item 3.  Defaults Upon Senior Securities                     27

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                    27

         Item 5.  Other Information                                   28

         Item 6.  Exhibits                                            28

                  Signatures                                          28

                  Exhibit Index                                       29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                             Mid-Wisconsin Financial Services, Inc.
                                         and Subsidiary
                              Consolidated Balance Sheets ($000's)
                                                         September 30, 2007  December 31, 2006
                                                             (Unaudited)        (Audited)
ASSETS
Cash and due from banks                                         $9,419            $12,111
Interest-bearing deposits in other financial institutions           32                 22
Federal funds sold                                               1,199                369
Securities available for sale - at fair value                   80,134             82,472
Loans held for sale                                              1,246                216
Loans, net of unamortized fees                                 359,166            351,447
Less: Allowance for loan losses                                 (3,615)            (8,184)
Net loans                                                      355,551            343,263
Accrued interest receivable                                      2,660              2,474
Premises and equipment, net                                      9,441              9,332
Goodwill                                                           295                295
Other investments - at cost                                      2,616              2,616
Other assets                                                    10,253              7,481
TOTAL ASSETS                                                  $472,846           $460,651
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                   $44,731            $47,693
Interest-bearing deposits                                      313,721            294,560
  Total deposits                                               358,452            342,253
Short-term borrowings                                           19,442             31,281
Long-term borrowings                                            46,429             38,428
Subordinated debentures                                         10,310             10,310
Accrued interest payable                                         2,423              2,180
Accrued expenses and other liabilities                           1,804              2,066
Total liabilities                                              438,860            426,518
Stockholders' equity:
  Common stock-Par value $.10 per share:
  Authorized - 6,000,000 shares
  Issued and outstanding -
  1,639,907 shares in 2007 and 1,639,674 shares in 2006            164                164
Additional paid-in capital                                      11,678             11,651
Retained earnings                                               22,450             22,865
Accumulated other comprehensive loss                              (306)              (547)
Total stockholders' equity                                      33,986             34,133
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $472,846           $460,651

    The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                                    Mid-Wisconsin Financial Services, Inc.
                                             and Subsidiary
                                     Consolidated Statements of Income ($000's)
                                              (Unaudited)
                                                       Three Months Ended                      Nine Months Ended
                                             September 30, 2007  September 30, 2006  September 30, 2007  September 30, 2006
Interest and dividend income:
  Loans, including fees                            $7,271               $6,744             $21,020             $18,774
  Securities
     Taxable                                          717                  638               2,104               1,826
     Tax-exempt                                       201                  225                 640                 674
  Other interest and dividend income                   86                  136                 276                 340
Total interest and dividend income                  8,275                7,743              24,040              21,614
Interest expense:
  Deposits                                          3,390                3,131               9,942               7,798
  Short-term borrowings                               187                  170                 635                 738
  Federal Home Loan Bank borrowings                   573                  375               1,438               1,083
  Subordinated debentures                             154                  154                 461                 461
Total interest expense                              4,304                3,830              12,476              10,080
Net interest income                                 3,971                3,913              11,564              11,534
Provision for loan losses                             150                  133                 450                 383
Net interest income after provision
  for loan losses                                   3,821                3,780              11,114              11,151
Non-interest income:
  Service fees                                        332                  317                 988                 772
  Trust service fees                                  307                  223                 914                 685
  Investment product commissions                       53                   85                 211                 256
  Other operating income                              337                  235                 902                 830
Total non-interest income                           1,029                  860               3,015               2,543
Non-interest expenses:
  Salaries and employee benefits                    2,265                1,965               6,515               5,569
  Occupancy                                           505                  437               1,457               1,272
  Data processing and information systems             187                  182                 586                 524
  Operation of other real estate                    1,837                   19               2,477                   3
  Legal and professional                              173                   65                 485                 182
  Other operating expenses                            647                  612               2,026               1,812
Total non-interest expenses                         5,614                3,280              13,546               9,362
Income before provision for income taxes             (764)               1,360                 583               4,332
Provision (benefit) for income taxes                 (399)                 438                 (84)              1,409
Net income                                          $(365)                $922                $667              $2,923
Basic earnings (loss) per share                    $(0.22)               $0.56               $0.41               $1.77
Diluted earnings (loss) per share                  $(0.22)               $0.56               $0.41               $1.77
Cash dividends declared per share                   $0.22                $0.22               $0.66               $1.06

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                             Mid-Wisconsin Financial Services, Inc.
                                       and Subsidiary
                  Consolidated Statement of Changes in Stockholders' Equity ($000's)
                                    September 30, 2007
                                        (Unaudited)
                                                                                        Accumulated
                                                               Additional                   Other
                                             Common Stock       Paid-In     Retained    Comprehensive
                                           Shares     Amount    Capital     Earnings         Loss         Totals
Balance, December 31, 2006               1,639,674     $164     $11,651     $22,865          $(547)      $34,133
Comprehensive Income:
   Net Income                                                                   667                          667
   Other comprehensive gain (loss)                                                             241           241
      Total comprehensive income                                                                             908
Proceeds from stock purchase plans             233                    7                                        7
Stock-based compensation                                             20                                       20
Cash dividends paid, $.66 per share                                          (1,082)                      (1,082)
Balance, September 30, 2007              1,639,907     $164     $11,678     $22,450          $(306)      $33,986

                                 Mid-Wisconsin Financial Services, Inc.
                                          and Subsidiary
                             Consolidated Statements of Cash Flows ($000's)
                                            (Unaudited)
                                                                                 Nine months ended
                                                                       September 30, 2007   September 30, 2006
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                                                $667               $2,923
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for depreciation and net amortization                         699                  619
        Provision for loan losses                                               450                  383
        Provision for valuation allowance on other real estate                2,343                    0
        (Gain) loss on premises and equipment disposals                          (5)                  10
        Loss on disposal of other real estate                                   109                   14
        Stock-based compensation                                                 20                   17
        Changes in operating assets and liabilities:
        Loans held for sale                                                  (1,030)                 121
        Other assets                                                           (689)                (735)
        Other liabilities                                                       (19)                 (17)
  Net cash provided by operating activities                                   2,545                3,335

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                           Mid-Wisconsin Financial Services, Inc.
                                      and Subsidiary
                       Consolidated Statements of Cash Flows ($000's)
                                       (Unaudited)
                                                                       Nine months ended
                                                              September 30, 2007  September 30, 2006
  Cash flows from investing activities:
     Net (increase) decrease in interest-bearing deposits
     in other financial institutions                                   (10)                  3
     Net (increase) decrease in federal funds sold                    (830)              3,903
     Securities available for sale:
          Proceeds from maturities                                  13,198              14,207
          Payment for purchases                                    (10,474)            (17,875)
     Net increase in loans                                         (17,750)            (31,585)
     Capital expenditures                                             (833)               (759)
     Federal Home Loan Bank stock redemption                             0                 229
     Proceeds from sale of premises and equipment                       11                   0
     Proceeds from sale/lease of other real estate                     165                   0
  Net cash provided by (used in) investing activities              (16,523)            (31,877)
  Cash flows from financing activities:
     Net increase in deposits                                       16,199              45,944
     Net (decrease) in short-term borrowings                       (11,839)             (4,306)
     Principal payments on Federal Home Loan Bank borrowings       (12,500)            (16,000)
     Proceeds from issuance of long-term borrowings                 20,501               4,500
     Issuance of common stock                                            7                 576
     Payment for repurchase of common stock                              0              (2,928)
     Cash dividends paid                                            (1,082)             (1,737)
   Net cash provided by (used in) financing activities              11,286              26,049
Net increase (decrease) in cash and due from banks                  (2,692)             (2,493)
Cash and due from banks at beginning                                12,111              14,242
Cash and due from banks at end                                      $9,419             $11,749
  Supplemental cash flow information:
     Cash paid during the year for:
          Interest                                                 $12,233              $9,941
          Income taxes                                                $100              $1,400
Noncash investing and financing activities:
          Loans transferred to other real estate                    $5,141                 $39
          Loans charged-off                                         $5,050                 $74
          Loans made in connection with the sale of
          other real estate                                           $128                  $-

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

Presented below are the calculations for basic and diluted earnings per share:

                                                 Three Months Ended     Nine Months Ended
                                                    September 30,         September 30,
                                                  2007       2006        2007        2006
                                                   (In thousands, except per share data)
Net income available to common stockholders      $(365)       $922        $667      $2,923
Weighted average shares outstanding              1,640       1,644       1,640       1,650
Effect of dilutive stock options outstanding         1           5           2           4
Diluted weighted average shares outstanding      1,641       1,649       1,642       1,654
Basic earnings per common share                 $(0.22)      $0.56       $0.41       $1.77
Diluted earnings per common share               $(0.22)      $0.56       $0.41       $1.77

Note 3 - Loans
(dollars in thousands)
                             September 30,   % of   December 31,   % of
                                  2007       total      2006       total
Commercial                      $43,899       12%     $61,778       18%
Commercial real estate          117,353       33%     113,738       32%
Agricultural                     41,163       11%      42,936       12%
Real estate construction         38,179       11%      26,105        7%
Real estate residential         108,316       30%      97,711       28%
Installment                      10,256        3%       9,179        3%
Total loans                    $359,166      100%    $351,447      100%

Note 4 - Deposits
(dollars in thousands)
                             September 30,   % of    December 31,   % of
                                 2007        total       2006       total
Non-interest bearing demand    $44,731        12%      $47,693       14%
Interest-bearing demand         26,266         8%       30,581        9%
Money market deposits           79,930        22%       73,545       21%
Other savings deposits          20,995         6%       22,276        7%
IRA and retirement accounts     32,963         9%       32,400        9%
Brokered deposits               52,036        15%       26,724        8%
Certificates of deposit        101,531        28%      109,034       32%

Total                         $358,452       100%     $342,253      100%

Note 5 - Other Real Estate
(dollars in thousands)


A summary of Other Real Estate, which is included in Other Assets, is as follows:

                                                  September 30,   December 31,
                                                      2007           2006
Beginning Balance                                      $130             $0
Transfer of loans at net realizable value to ORE      5,141            169
Sales/lease proceeds, net                              (166)           (16)
Loans made in sale of ORE                              (128)             0
Net loss from sale of ORE                              (109)            (9)
Provision charged to operations-net                  (2,343)           (14)
   Total Other Real Estate                           $2,525           $130

Changes in the valuation reserve for losses on other real estate were as follows:

                                         September 30,   December 31,
                                             2007           2006
Beginning Balance                               $0             $0
Provision charged to operations-gross        2,443              0
Amounts related to ORE disposed of            (100)             0
Balance at end of period                    $2,343             $0

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

In December 2006, an interagency regulatory committee revised the banking policy statement on the allowance for loan and lease losses. We are evaluating the changes required by the policy statement on our financial position. We believe the adoption of this policy statement will not have a significant effect on our financial statements.

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

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2007 and 2006. It is intended to supplement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

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

We consider the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover credit losses within the loan portfolio and the material effect that these estimates can have on our results of operations. While our evaluation of the allowance for loan losses at September 30, 2007 considers the allowance to be appropriate, under adversely different conditions or assumptions, we would need to increase the allowance.

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

We perform impairment testing on other real estate values on a quarterly basis to determine if the valuations represent the market value of the properties held. Factors including appraisals, offers to purchase, estimated selling prices and current economic conditions are all considered in determining the fair market value of these properties.

Results of Operations

We reported a third quarter net loss of $.4 million, or ($0.22) per diluted share compared to $.9 million or $0.56 per diluted share for the third quarter of 2006. Net income for the nine months ended September 30, 2007 was $.7 million or $.41 per diluted share as compared to $2.9 million or $1.77 per diluted share in the comparable 2006 period. As reported on Form 8-K filed October 5, 2007, the third quarter and year-to-date results for 2007 were negatively impacted by the recording of an additional write-down of other real estate of $1.8 million or $1.1 million on an after-tax basis. Return on average assets for the nine months ended September 30, 2007 was .19% compared to .90% for the same period in 2006. Return on equity for the nine months ended September 30, 2007 was 2.60% versus 11.04% for the same period in 2006. Cash dividends paid were $0.66 and $1.06 per share for the nine months ended September 30, 2007 and 2006, respectively.

Key factors affecting current quarter and year-to-date results were:

   o Net interest income on a fully taxable-equivalent basis was $4.0 million in the third quarter of 2007 and 2006. The rising cost of wholesale deposits offset the increased income generated from loan growth and a positive rate variance on assets. In 2007, interest income increased 6% while interest expense on all interest-bearing liabilities increased 12%.

   o Net interest income on a taxable-equivalent basis for the nine months ended September 30, 2007 was $11.8 million compared with $11.9 million for the related 2006 period. The $25.9 million growth in average loans in 2007 has been funded with higher-costing wholesale deposits thereby narrowing the interest rate spread earned. Additionally, the interest forgone on loans placed in nonaccrual status negatively impacted the margin and amounted to $.3 million for the first nine months of 2007.

   o Loans totaled $359.2 million at September 30, 2007, an increase of $7.7 million or 2.2%, from December 31, 2006. Loan participations purchased from other banks have declined by $3.4 million since December 31, 2006 as more internal loan growth has occurred. Total deposits were $358.5 million at September 30, 2007, an increase of $16.2 million from year-end 2006. This growth was due to an increase in the wholesale borrowing in the form of brokered deposits which has offset the decline in core consumer deposits.

   o Net loan charge-offs in 2007 include the $4.6 million related to the impaired borrower described in the 2006 Annual Report of Form 10-K. Excluding this specific charge-off, other gross charge-offs totaled $425,000 and $48,000 for the nine months ended September 30, 2007 and 2006, respectively.

   o Nonperforming assets were $9.6 million at September 30, 2007, $11.7 million at June 30, 2007, as compared with $7.3 million at year-end 2006. The decrease in nonperforming assets from June 30, 2007 resulted from the write-down of other real estate described earlier coupled with pay-offs of other loans.

   o Noninterest income for the first nine months of 2007 increased $.5 million or 19% compared to the related period in 2006 due to additional revenue generated from the overdraft protection program and improved trust revenue.

   o Noninterest expense increased $2.3 million or 71% during the third quarter of 2007 as compared with the related quarter in 2006. The costs associated with properties and assets that were surrendered by the impaired borrower were $1.8 million of the variance. Excluding this amount, expenses increased 16% during the quarterly comparison as salaries and employee benefits increased $.3 million during the same period.

   o Average stockholders' equity for the first nine months of 2007 decreased $1.1 million to $34.3 million from $35.4 million in the related 2006 period. The impact of the share buyback in early 2006 coupled with dividends exceeding net income in 2007 contributed to the decline.


The following Table 1 presents quarterly summary results of operations.

Table 1: Summary Results of Operations
(dollars in thousands, except per share data)
                                                                         Quarter Ended
                                               September 30,   June 30,   March 31,   December 31,   September 30,
                                                   2007          2007       2007         2006            2006
Results of operations:
Interest income                                   $8,275        $7,966      $7,799      $8,004          $7,744
Interest expense                                   4,304         4,171       4,001       3,971           3,831
Net interest income                                3,971         3,795       3,798       4,033           3,913
Provision for loan losses                            150           150         150       4,750             133
Net interest income after provision for loan
losses                                             3,821         3,645       3,648        (717)          3,780
Non-interest income                                1,029         1,039         947         905             860
Non-interest expenses                              5,614         4,364       3,568       3,384           3,280
Income before provision for income taxes            (764)          320       1,027      (3,196)          1,360
Provision for income taxes                          (399)           24         291      (1,368)            438
Net income                                         $(365)         $296        $736     $(1,828)           $922

Return on average assets                           -0.30%         0.25%       0.65%        NM            0.82%
Return on average equity                           -4.22%         3.43%       8.71%        NM           10.45%
Equity to assets                                    7.20%         7.40%       7.42%       7.88%          7.81%
Net interest margin (1)                             3.59%         3.55%       3.63%       3.74%          3.78%
Average Balance Sheet
Loans net of unearned income                    $362,062      $352,533    $348,026    $346,796       $336,119
Assets                                           477,408       467,868     461,435     461,344        448,084
Deposits                                         363,838       357,757     358,109     356,884        346,786
Short-term borrowings                             16,941        21,628      15,917      17,858         17,330
Long-term borrowings                              46,429        38,429      38,428      35,418         34,359
Stockholders' equity                              34,354        34,629      34,256      36,332         35,286
Ending Balance Sheet
Loans net of unearned income                    $359,166      $357,173    $345,029    $351,447       $341,964
Assets                                           472,846       475,626     460,363     460,651        456,359
Deposits                                         358,452       363,136     361,328     342,253        358,598
Long-term borrowings                              46,429        46,429      38,428      38,428         32,500
Subordinated debentures                           10,310        10,310      10,310      10,310         10,310
Stockholders' equity                              33,986        34,034      34,651      34,133         36,220
Financial Condition Analysis
Total risk-based capital                           12.98%        13.12%      13.56%      13.65%         14.26%
Net charge-offs to average loans                    0.06%         0.05%       1.33%       0.01%          0.00%
Nonperforming assets to gross loans                 2.69%         3.29%       2.33%       2.03%          0.53%
Efficiency ratio (1)                              110.40%        88.68%      73.62%      67.20%         67.10%
Net interest income to average assets (1)           0.85%         0.83%       0.84%       0.87%          0.87%
Non-interest income to average assets               0.22%         0.22%       0.21%       0.20%          0.19%
Non-interest expenses to average assets             1.18%         0.93%       0.77%       0.73%          0.73%
Stockholders' Data
Diluted earnings per share                        $(0.22)        $0.18       $0.45      $(1.11)         $0.56
Book value per share                              $20.72        $20.75      $21.13      $20.82         $22.10
Dividends per share                                $0.22         $0.22       $0.22       $0.22          $0.22
Dividend payout ratio                              -98.9%        122.0%      49.0%       -19.7%          39.1%
Average common shares outstanding-basic            1,640         1,640       1,640       1,639          1,639
Average common shares outstanding-diluted          1,641         1,642       1,642       1,643          1,644
Stock Price Information (2)
High                                              $32.00        $34.25      $38.00      $37.90         $38.25
Low                                                30.00         32.00       32.15       37.75          36.00
Market price at quarter end                        30.00         32.00       34.25       37.85          37.75

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

For the third quarter 2007 and 2006, net interest income on a taxable-equivalent basis was $4.0 million. Average interest-earning assets increased $23.5 million or 6% between periods due to higher loan growth. Average loans for the third quarter of 2007 were $362.1 million or an 8% increase over the related 2006 balance of $336.1 million. Average deposits for the third quarter of 2007 increased $17.1 million or 5% to $363.8 million compared with $346.8 million for the related 2006 period. Deposits migrated from lower cost savings deposits and transaction accounts into higher yielding accounts. For the third quarter of 2007 and 2006, the overall net interest margin was 3.59% and 3.78%, respectively. The net interest margin percentage for the third quarter of 2007 of 3.59% increased four basis points over the 3.55% earned in the second quarter of 2007.

The overall rate earned on assets increased five basis points to 7.41% during the third quarter of 2007 compared to 7.36% earned in the third quarter of 2006. The rate paid on interest-bearing liabilities increased 19 basis points to 4.35% in the same period. The positive effect on net interest income in 2007 of improving loan yields and increased loan volume was offset by the higher cost of funds. The increase in rates paid on savings products and time deposits increased faster than the rates earned on assets, thereby reducing the rate spread and net interest margin percentage.

Table 2: Quarterly Net Interest Income Analysis - Taxable Equivalent Basis (dollars in thousands)

                                           Three months ended September 30, 2007      Three months ended September 30, 2006
                                           Average       Interest        Average      Average       Interest        Average
                                           Balance    Income/Expense    Yield/Rate    Balance    Income/Expense    Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                         $362,062        $7,285           7.98%     $336,119         $6,754          7.97%
Investment securities:
  Taxable                                   60,450           717           4.71%       57,188            639          4.43%
  Tax exempt (2)                            18,998           272           5.67%       20,995            340          6.43%
Other interest earning assets                6,222            86           5.49%        9,930            137          5.48%
Total earning assets                      $447,732        $8,360           7.41%     $424,232         $7,870          7.36%

Cash and due from banks                     $9,846                                    $11,362
Other assets                                23,548                                     15,800
Allowance for loan losses                   (3,717)                                    (3,310)
Total assets                              $477,409                                   $448,084

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing demand                  $26,426          $126           1.89%      $30,551           $183          2.38%
  Savings deposits                          98,004           838           3.39%       94,246            848          3.57%
  Time deposits                            194,033         2,426           4.96%      178,550          2,100          4.67%
Short-term borrowings                       16,941           187           4.37%       17,330            171          3.91%
Long-term borrowings                        46,429           573           4.90%       34,359            375          4.33%
Subordinated debenture                      10,310           154           5.98%       10,310            154          5.98%
Total interest bearing liabilities        $392,143        $4,304           4.35%     $365,346         $3,831          4.16%

Demand deposits                             45,375                                     43,439
Other liabilities                            5,535                                      4,013
Stockholders' equity                        34,354                                     35,286
Total liabilities and stockholders'
equity                                    $477,409                                   $448,084

Net interest income and rate spread                       $4,056           3.06%                      $4,039          3.20%
Net interest margin                                                        3.59%                                      3.78%

                                   2007 compared to 2006
                                 Increase (Decrease) Due to
                                   Volume   Rate     Net
Interest Income:
  Loans                             $521     $10     $531
Investment securities:
  Taxable                             36      42       78
  Tax exempt                         (32)    (36)     (68)
Other interest income                (51)      0      (51)
Total earning assets                 474      16      490

Interest Expense:
  Interest bearing demand            (25)    (32)     (57)
  Savings deposits                    34     (44)     (10)
  Time deposits                      182     144      326
  Short-term borrowings               (4)     20       16
  Long-term borrowings               132      66      198
  Subordinated debentures              0       0       (0)
Total interest-bearing liabilities   319     154      473
Net Interest Income                 $155   $(138)     $17

Table 3: Year-To-Date Net Interest Income Analysis - Taxable Equivalent Basis (dollars in thousands)

                                           Nine months ended September 30, 2007    Nine months ended September 30, 2006
                                           Average      Interest       Average     Average      Interest       Average
                                           Balance   Income/Expense   Yield/Rate   Balance   Income/Expense   Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                         $354,258     $21,064           7.95%    $323,809      $18,805          7.76%
Investment securities:
  Taxable                                   59,741       2,104           4.71%      56,200        1,826          4.34%
  Tax exempt (2)                            20,166         870           5.77%      20,996        1,020          6.49%
Other interest earning assets                6,665         276           5.54%       8,731          340          5.22%
Total earning assets                      $440,830     $24,314           7.37%    $409,736      $21,991          7.18%

Cash and due from banks                     $9,426                                 $11,763
Other assets                                22,960                                  15,643
Allowance for loan losses                   (4,346)                                 (3,174)
Total assets                              $468,869                                $433,968

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing demand                  $28,192        $434           2.06%     $30,556         $487          2.13%
  Savings deposits                          94,664       2,361           3.33%      85,269        1,993          3.12%
  Time deposits                            193,177       7,147           4.95%     166,425        5,318          4.27%
Short-term borrowings                       18,165         635           4.68%      23,249          738          4.24%
Long-term borrowings                        41,125       1,438           4.68%      36,187        1,083          4.00%
Subordinated debentures                     10,310         461           5.98%      10,310          461          5.98%
Total interest bearing liabilities        $385,633     $12,476           4.33%    $351,996      $10,080          3.83%

Demand deposits                             43,904                                  42,640
Other liabilities                            5,018                                   3,921
Stockholders' equity                        34,314                                  35,411
Total liabilities and stockholders'
equity                                    $468,869                                $433,968

Net interest income and rate spread                    $11,838           3.04%                  $11,911          3.35%
Net interest margin                                                      3.59%                                   3.89%

                                     2007 compared to 2006
                                  Increase (Decrease) Due to
                                     Volume   Rate     Net
Interest Income:
  Loans                              $1,767   $492   $2,259
Investment securities:
  Taxable                               115    163      278
  Tax exempt                            (40)  (110)    (150)
Other interest income                   (81)    17      (64)
Total earning assets                  1,761    562    2,323

Interest Expense:
  Interest bearing demand              ($37)  ($16)    ($53)
  Savings deposits                      219    149      368
  Time deposits                         854    975    1,829
  Short-term borrowings                (162)    59     (103)
  Long-term borrowings                  148    207      355
  Subordinated debentures                 0      0       (0)
Total interest-bearing liabilities    1,022  1,374    2,396
Net Interest Income                    $739  $(812)    $(73)

For the nine months ended September 30, 2007, net interest income on a taxable-equivalent basis was $11.8 million compared with $11.9 million in the related 2006 period. Average interest-earning assets increased $31.1 million or 8% between periods due to higher loan growth. Average loans for the nine months of 2007 were $354.3 million or a 9% increase over the related 2006 balance of $323.8 million. While volumes have increased, loan pricing pressures have decreased the spread on new and existing loans. The impact of an increase in nonaccrual loans over September 30, 2006 levels has negatively impacted the 2007 margin by $.3 million in forgone interest income. Average deposits for the nine months of 2007 increased $35.0 million or 11% to $359.9 million compared with $324.9 million for the related 2006 period. Deposits migrated from lower cost savings deposits and transaction accounts into higher yielding accounts. Also, average brokered deposits of $50.3 million or an increase of $29.0 million over the related 2006 period, were added to fund loan growth. For the first nine months of 2007 and 2006, the overall net interest margin was 3.59% and 3.89%, respectively.

Provision for Loan Losses

The provision for loan losses is the periodic cost of providing an allowance for probable incurred losses. The allowance consists of specific and general components. The specific components relate to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The current factors include net charge-offs, changes in the composition of the loan portfolio, delinquencies, loan quality of the portfolio, collateral values and economic conditions.

We believe that the current provision conforms to our allowance for loan loss policy and is appropriate in view of the present condition of the loan portfolio. However, should a decline in the quality of the loan portfolio or significant charge-offs against the allowance occur, higher provisions will need to be made in the future. The provision for loan losses for the first nine months of 2007 was $450,000 compared to $383,000 in the related 2006 period.

Noninterest Income

Noninterest income during the first nine months of 2007 increased $.5 million to $3.0 million compared with $2.5 million in the related 2006 period. The increase was attributable to increased service fees due to additional fees generated by the overdraft protection program for consumers and improved revenue from Wealth Management.

Table 4:  Noninterest Income
(dollars in thousands)

                                             Three months ended                         Nine months ended
                                   September 30,   September 30,   Percent   September 30,   September 30,   Percent
                                       2007            2006        Change        2007            2006        Change
Service fees                           $332            $317           5%         $988            $772          28%
Trust service fees                      307             223          38%          914             684          34%
Investment product commissions           53              86         -38%          211             257         -18%
Gains from sale of loans                 68              35          94%          197             190           4%
Bank owned life insurance                19              19           0%           80              79           1%
Other operating income                  250             180          39%          625             561          11%
Total noninterest income             $1,029            $860          20%       $3,015          $2,543          19%

Service fee income increased $216,000 during a comparison of the nine month periods ended September 30, 2007 and 2006 due primarily to the introduction of overdraft protection program in July 2006.

The Wealth Management Services Group includes trust, brokerage and private client banking services. Income from the group increased $184,000 or 20% above the related 2006 nine-month figure due primarily to new business generated and the appreciation of the managed portfolios of trust customers.

Income generated on sale of mortgage loans to the secondary market increased $33,000 in a comparison of third quarter 2007 results to 2006. The hiring of additional mortgage originators to better serve customers in our markets and also, to take advantage of cross-sell opportunities has spurred the growth in gains on sale of loans and in the growth in real estate residential loans on the balance sheet.

Other operating income for the third quarter of 2007 increased $70,000 over the related 2006 period due primarily to receipt of rental income on other real estate properties which is not expected to continue.

Noninterest Expense

Noninterest expense increased 45% to $13.5 million in the first nine months of 2007 as compared to $9.4 million in the related 2006 period. Of this $4.1 million increase, $2.6 million represents expenses incurred for write-down and maintaining other real estate properties and legal fees related to the impaired borrower. We anticipate higher operational expenses in future years as continued investments are expected to be made in personnel, technology enhancements, system upgrades, and compliance with Sarbanes-Oxley. While aggressive efforts to dispose of the other real estate are continuing, future adjustments to operations may be necessary based on economic conditions or a decline in the fair value of the properties (see also Note 5-Other Real Estate).

Table 5:  Noninterest Expense
(dollars in thousands)

                                              Three months ended                        Nine months ended
                                   September 30,   September 30,   Percent   September 30,   September 30,   Percent
                                       2007            2006        Change        2007            2006        Change
Salaries and employee benefits       $2,265          $1,965          15%       $6,515          $5,569          17%
Occupancy and equipment                 505             437          16%        1,457           1,272          15%
Data processing and
information systems                     187             182           3%          586             524          12%
Operation of other real estate        1,837              19          NM         2,477               3          NM
Legal and professional                  173              65         166%          485             182         166%
Other operating expenses                647             612           6%        2,026           1,812          12%
Total non-interest expenses          $5,614          $3,280          71%      $13,546          $9,362          45%

Salary and employee benefit expense increased $946,000 in a nine-month period comparison due to higher health insurance expense of $295,000, the costs of 18 additional full-time equivalent personnel, and salary increases.

Occupancy and equipment expense increased $185,000 during the nine-month period comparison shown above as a result of increased costs of additional branches, renovations at other facilities, and the purchase of new equipment.

Data processing expense increased $62,000 during the nine-month period shown above due to additional technology enhancements, increased software maintenance costs and upgrades needed to facilitate product offerings.

Operation of other real estate expense represent costs associated with the properties that were surrendered by an impaired borrower including write-down of assets to fair value. As noted in the Form 8-K filed October 5, 2007, an impairment write-down of $1.8 million to fair value was taken in the third quarter of 2007.

Legal and professional fees in 2007 include the additional costs related to compliance with Sarbanes-Oxley and professional services incurred in connection with the impaired borrower.

BALANCE SHEET ANALYSIS

Loans

Gross loans outstanding were $359.2 million at September 30, 2007, a 2.2% increase from year-end 2006. During the third quarter of 2007, a $6.4 million commercial loan syndication was paid off. Since year-end, approximately $14 million in loans have had an early payoff or were charged-off. The largest increases in loans were in the categories of mortgage lending and real estate construction. With the additional hiring of mortgage originators, more loan volume is expected to be retained as well as sold in the secondary market. Real estate construction volume has increased due in part to lending associated with building ethanol plants.

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

The allowance for loan losses at September 30, 2007 was $3.6 million compared with $8.2 million at the end of 2006. Net-charge-offs during the third quarter of 2007 totaled $216,000 compared with $110,000 in the related 2006 period. For the nine months ended September 30, 2007, net charge-offs were $5.0 million of which $4.6 million related to the impaired borrower. Excluding this specific charge-off, net charge-offs totaled $425,000 for the first nine months of 2007 compared with $48,000 in the related 2006 period.

Table 6:  Loan Loss Experience
(dollars in thousands)

                                        At and for the    At and for the
                                     Nine months ended     Year ended
                                        September 30,      December 31,
                                     2007         2006         2006
Allowance for loan losses at
beginning of year                   $8,184       $3,028       $3,028
Loans charged off                   (5,050)         (74)        (112)
Recoveries                              31          122          135
Provision for loan losses              450          383        5,133
Allowance for loan losses at
end of period                       $3,615       $3,459       $8,184
Nonperforming assets
 Nonaccrual loans                   $1,046       $1,072       $1,224
 not considered impaired
 Impaired loans                      5,530          145        5,423
 Accruing loans past due 90
 days or more                           89           21            4
 Restructured loans                    275          548          473
Total nonperforming loans            6,940        1,786        7,124
 Other real estate owned             2,525           25          130
 Other repossessed assets              183            0            0
Total nonperforming assets          $9,648       $1,811       $7,254
RATIOS
Ratio of allowance for loan
losses to net charge-offs              0.7          -            NM
Ratio of allowance for loan
losses to total loans at end of
period                                1.01%        1.01%        2.33%
Ratio of net charge-offs during
the period to average loans
outstanding                           1.42%       -0.01%       -0.01%
Nonperforming loans to total
loans                                 1.93%        0.52%        2.03%
Nonperforming assets to total
assets                                2.04%        0.40%        1.58%

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

In the opinion of management, the allowance for loan losses is appropriate as of September 30, 2007. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such changes on borrowers, and on the value of the underlying collateral securing these credits.

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

Nonperforming assets increased to $9.6 million at September 30, 2007 from $7.3 million at December 31, 2006. During the third quarter of 2007, nonperforming assets declined by $2.1 million which was primarily due to the write-down of other real estate described earlier. Nonaccrual loans at December 31, 2006 of $6.5 million were reduced during the first quarter of 2007 by a $4.6 million charge-off on loans to the impaired borrower described in our 2006 Annual Report on Form 10-K. As of September 30, 2007, $3.0 million in assets related to the impaired borrower remain on the financial statements and are included in nonperforming assets.

The properties and collateral acquired through or instead of loan foreclosure are valued at estimated resale value, less estimated selling expenses. Evaluations are done on a quarterly basis and downward adjustments, if necessary, will be recorded in our financial statements. Overall real estate values, both residential and commercial, have declined in north central Wisconsin during the year thereby resulting in lowering real estate valuations. The largest asset in other real estate is the former car dealership of the impaired borrower. Previous valuations on that property represented fair value based on appraisal and an accepted offer to purchase which was subject to various contingencies. With the inability of the prospective buyer to satisfy the contingencies and the subsequent closing of the car dealership on September 28, 2007, new assessed values have been obtained and adjustments to fair value became necessary based on highest and best use of the properties.

Our cash expenditures, including legal and accounting fees, real estate taxes and utilities, associated with the other real estate properties cannot be reasonably predicted. However, these costs are not expected to be material although the actual amount of such expenditure will depend upon the manner in which our collection efforts are structured and the expediency in selling these assets.

Deposits

At September 30, 2007, deposits were $358.5 million, up 5% or $16.2 million from year-end 2006. On a year-to-date average basis, total deposits increased 11% over the related period in 2006. While the lower cost funds such as demand deposits, NOW accounts and money market accounts have declined, growth did occur in the higher cost brokered deposits and with the Premier Money Market account. Brokered deposits totaled $52.0 million at September 30, 2007 compared with $26.7 million at December 31, 2006.

The retail markets we serve are continuously influenced by economic conditions, competitive pressure from other financial institutions, and other out-of-market investment opportunities available to customers. Emphasis was placed on generating additional core deposits in 2006 and through competitive pricing and the introduction of the Premier Money Market account, double-digit growth was achieved. The higher cost paid on deposits impacted our overall net interest margin in 2006 as interest expense grew faster than the income generated from loans and investments. For 2007, we will continue to increase brokered deposits or short-term borrowings as an alternative source of funds to support loan growth. Our 2007 goals for the consumer and commercial lending lines of businesses include a focus on expanding existing relationships and ensuring that new loan customers have their primary deposit relationships with us.

Other Funding Sources

Other funding sources, including short-term and long-term borrowings, and subordinated debentures, were $76.2 million at September 30, 2007 compared with $80.0 million at December 31, 2006, a decrease of 5% or $3.8 million. Short-term borrowings consist of federal funds purchased and corporate funds in the form of repurchase agreements were reduced as brokered deposits with longer durations were purchased to improve our overall asset/liability position. We anticipate having to increase our wholesale funding through brokered deposits, short-term borrowings, or additional long-term advances throughout 2007 to fund expected asset growth.

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

Table 7:  Contractual Obligations (dollars in thousands)
                                  Total    < 1year    1-3 years    3-5 years    > 5 years
Long-term borrowings            $46,429    $5,000      $28,368      $13,061        $-
Subordinated debentures          10,310       -            -            -         10,310
Total contractual obligations   $56,739    $5,000      $28,368      $13,061      $10,310

Liquidity

Liquidity management refers to the ability to ensure that cash is available in a timely manner to meet loan demand and depositors' needs and to service liabilities as they become due without undue cost or risk. Our holding company and Bank have different liquidity considerations.

The primary source of funds for the holding company are dividends from the Bank, proceeds from issuance of stock, net proceeds from borrowings and the offerings of subordinated debentures. The holding company cash is used to provide for payments of dividends to shareholders, purchase of assets, payment of salaries, benefits and other related expenses, and to make interest payments on its debt. No dividends were received from the Bank in the first nine months of 2007 as compared with $250,000 in related period of 2006.

The Bank meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity is derived from the maturity of the investment portfolio, maturing loans, loan payments, deposit growth, other funding sources, and a well-capitalized capital position.

Maturing investments can be a source of liquidity at the Bank. Proceeds from maturities totaling $13.2 million were received in the first nine months of 2007 while investment purchases totaled $10.5 million. The decrease in investments was due to insufficient spreads available in the marketplace due to an unfavorable yield curve. It is expected that investment purchases will exceed maturities in the fourth quarter of 2007.

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

Deposit growth is another source of liquidity for the Bank. Deposits provided $16.2 million of cash inflow during the first nine months of 2007. The purchase of $25.3 million in longer-term brokered deposits was the largest source of growth. Affecting liquidity are core deposit growth levels, certificates of deposit maturity structure, and retention and diversification of wholesale funding sources. Deposit outflows would require the Bank to develop alternative funding sources which may not be as liquid and potentially more costly.

Other funding sources for the Bank are in the form of corporate repurchase agreements, federal funds purchased, and long-term borrowings. Short-term borrowings decreased $11.8 million during the first nine months of 2007 as longer-term brokered deposits were purchased to improve our overall asset/liability management position. Long-term borrowings at September 30, 2007 increased $8.0 million from year-end 2006.

We expect deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. We expect deposit growth, including brokered deposits, to be a reliable funding source in the future. Marketing efforts and a focus toward obtaining deposit accounts from loan customers will aid in attracting and retaining core deposits. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, federal funds sold, portfolio investments, loan maturities, and access to other funding sources.

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

Capital

Stockholders' equity at September 30, 2007 was $34.0 million compared to $34.1 million at December 31, 2006. Cash dividends paid were $0.22 per share in the third quarter 2007 and 2006. Stockholders' equity at September 30, 2007 included $306,000 of accumulated other comprehensive loss, related to unrealized losses on securities available for sale, net of the tax effect. At December 31, 2006, stockholders' equity included $547,000 of comprehensive loss related to unrealized losses on securities.

Table 8: Capital Ratios
 (dollars in thousands)

Holding Company                   At September 30,   At December 31,
                                        2007              2006          Minimum
Total Stockholders' Equity            $33,986           $34,133
Tier 1 Capital                         43,997            44,385
Total Regulatory Capital               47,612            48,911
Tier 1 to average assets                  9.2%              9.6%          5.0%
Tier 1 risk-based capital ratio          12.0%             12.4%          4.0%
Total risk-based capital ratio           13.0%             13.7%          8.0%

Bank                              At September 30,   At December 31,
                                        2007              2006          Minimum
Total Stockholders' Equity            $36,663           $35,408
Tier 1 Capital                         36,674            35,660
Total Regulatory Capital               40,289            40,138
Tier 1 to average assets                  7.7%              7.8%          5.0%
Tier 1 risk-based capital ratio          10.1%             10.1%          6.0%
Total risk-based capital ratio           11.1%             11.3%         10.0%

The adequacy of our capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of September 30, 2007 and December 31, 2006, the holding company and Bank Tier 1 risk-based capital ratios, total risk-based capital ratios and Tier 1 leverage ratios were in excess of regulatory requirements. The Board continually evaluates short-term and longer-term capital needs of the Corporation, and has an expressed goal of maintaining sufficient capital to remain a well-capitalized bank and bank holding company.

As part of that ongoing evaluation, management and the board reviews current and prospective earnings stability, asset growth, liquidity, asset quality, economic conditions in markets served, and cash flow projections in assessing the adequacy of capital needs to ensure that the bank and holding company remain well-capitalized institutions. Also, in 2006 and year-to-date 2007, dividends to shareholders have exceeded the amount of net income earned. In the Form 8-K filed on October 5, 2007, the Company announced that the fourth quarter 2007 dividend to shareholders will be forgone. Management and the board in the Form 8-K filed on October 25, 2007 stated that based on revised projections, it is anticipated that dividend payments to shareholders will resume beginning in the first quarter of 2008.

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

There were no changes in the internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

Exhibit
NUMBER                        DESCRIPTION

10.8  Amendment to Employment Agreement- James F. Warsaw
31.1  Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
      2002
31.2  Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
      2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  NOVEMBER 6, 2007             JAMES F. WARSAW
                                    James F. Warsaw
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  NOVEMBER 6, 2007             PAUL H. EWIG
                                    Paul H. Ewig
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                       to
                                   FORM 10-Q
                                       of
                     MID-WISCONSIN FINANCIAL SERVICES, INC.
               for the quarterly period ended September 30, 2007
                  Pursuant to Section 102(d) of Regulation S-T
                       (17 C.F.R. <section>232.102(d))



The following exhibits are filed as part this report:

10.8  Amendment to Employment Agreement- James F. Warsaw
31.1  Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
      2002
31.2  Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
      2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002