Form 10-K
period 2007-12-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2008-03-20
CIK 785024

FORM 10-K

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                               __________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

             For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from .................to...............

                   Commission file number:  0-18542
                MID-WISCONSIN FINANCIAL SERVICES, INC.
        (Exact name of registrant as specified in its charter)

            WISCONSIN                               06-1169935
   (State or other jurisdiction          (I.R.S.Employer Identification No.)
    of incorporation or organization)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
      Large accelerated filer [ ]    Accelerated filer         [ ]
      Non-accelerated filer   [ ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).               Yes [ ]   No [X]

As of March 1, 2008, 1,641,799 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2007, was approximately $47,965,344. For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates.

                  DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement dated March 20, 2008 (to the extent specified herein): Part III

                 MID-WISCONSIN FINANCIAL SERVICES, INC.

                             2007 FORM 10-K
                            TABLE OF CONTENTS


                      Description                                    Page No.

PART I
         ITEM 1.    Business                                              3
         ITEM 1A.   Risk Factors                                          6
         ITEM 1B.   Unresolved Staff Comments                             8
         ITEM 2.    Properties                                            9
         ITEM 3.    Legal Proceedings                                     9
         ITEM 4.    Submission of Matters to a Vote of
                    Security Holders                                     10

PART II
         ITEM 5.    Market for the Registrant's Common Equity
                    and Related Stockholder Matters                      10
         ITEM 6.    Selected Financial Data                              12
         ITEM 7.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        13
         ITEM 7A.   Quantitative and Qualitative Disclosures
                    About Market Risk                                    37
         ITEM 8.    Financial Statements and Supplementary Data          37
         ITEM 9.    Changes In and Disagreements With Accountants
                    on Accounting and Financial Disclosure               72
         ITEM 9A(T) Controls and Procedures                              72
         ITEM 9B.   Other Information                                    73

PART III
         ITEM 10.   Directors and Executive Officers of the Registrant   73
         ITEM 11.   Executive Compensation                               74
         ITEM 12.   Security Ownership of Certain Beneficial Owners
                    And Management and Related Stockholders Matters      75
         ITEM 13.   Certain Relationships and Related Transactions       75
         ITEM 14.   Principal Accounting Fees and Services               75


PART IV
         ITEM 15.   Exhibits and Financial Statement Schedules           76

                                PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management's view as of any subsequent date. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements may be identified by, among other things, expressions of beliefs or expectations that certain events may occur or are anticipated, and projections or statements of expectations.
Risks, uncertainties, and assumptions relating to forward-looking statements include lack of marketability of our stock, the adequacy of our allowance for loan losses and capital, the charge-offs or write-down of loan collateral, loan concentrations, the accuracy and completeness of information provided by our borrowers, general and economic conditions changes in interest rates, increased
competition, increased funding costs, and information security risks.   These
and other risks, uncertainties, and assumptions are described under the caption "Risk Factors" in Item 1A of this Annual Report on Form 10-K and from time to time in our other filings with the Securities and Exchange Commission after the date of this report. We specifically disclaim any obligation to update factors or to publicly announce the results of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments.

GENERAL

Our subsidiary operates under the name Mid-Wisconsin Bank (the "Bank") and has its principal office in Medford, Wisconsin. We, as the sole shareholder of the Bank, are a bank holding company. As a bank holding company organized as a Wisconsin corporation in 1986, we are registered with, and are subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Except as may otherwise be noted, this annual report on Form 10-K describes our business and that of the Bank in effect on December 31, 2007.

THE BANK

The Bank was incorporated on September 1, 1890, as a state bank under the laws of Wisconsin. The Bank operates fourteen retail banking locations throughout central and northern Wisconsin serving markets in Clark, Eau Claire, Lincoln, Marathon, Oneida, Price, Taylor and Vilas counties.

The day-to-day management of the Bank rests with its officers and board of directors. The Bank is engaged in general commercial and retail banking services, including wealth management services. The Bank serves individuals, businesses and governmental units and offers most forms of commercial and consumer lending, including lines of credit, term loans, real estate financing, mortgage lending and agricultural lending. In addition, the Bank provides a full range of personal banking services, including checking accounts, savings and time products, installment and other personal loans, as well as mortgage loans. New services are frequently added to the Bank's commercial and retail banking departments.

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

EMPLOYEES

As of December 31, 2007, we employed 159 full-time equivalent employees. We consider the relationship with our employees to be good.

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

EXECUTIVE OFFICERS

Information related to executive officers is found in Part III of this Form 10-K

The management team of Mid-Wisconsin Bank as of March 1, 2008, and their offices are set forth below.

     NAME            OFFICES AND POSITIONS HELD

James F. Warsaw      President, Chief Executive Officer

Paul H. Ewig         Chief Financial Officer

John W. Lohre        President of Wealth Management Services

Scot G. Thompson     Regional President -Eastern Region

William A. Weiland   Regional President -Central Region

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

Bank regulators, having jurisdiction over our holding company and Bank, generally have the authority to impose civil fines or penalties and to impose regulatory sanctions for noncompliance with applicable banking regulations and policies. In particular, bank regulators have authority to take corrective action if we or the Bank fail to maintain required capital levels. Information concerning our compliance with applicable capital requirements is set forth in
Note 17 of the Notes to Consolidated Financial Statements. Our ability to pay dividends to our stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve Board applicable to bank holding companies. Policies of the Federal Reserve Board caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. In addition, compliance with capital adequacy guidelines at both a bank subsidiary and a bank holding company could affect our ability to pay dividends, if our capital levels decreased. The Federal Reserve Board also possesses the enforcement powers over bank holding companies to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among those powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

In addition to the competitive environment, changes in the laws and regulations can increase operating costs or otherwise affect our profitability or operations. For example, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act") requires banks and other financial services companies to implement additional policies and procedures designed to address, among other things, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions and currency crimes. Financial institutions are also required to respond to requests for information from federal banking regulatory agencies and law enforcement agencies concerning customers and their transactions.

The Sarbanes-Oxley Act of 2002 ("SOX") addresses among other issues, director and officer responsibilities for proper corporate governance of publicly traded companies, including the establishment of audit committees, certification of financial statements, auditor independence and accounting standards, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information. Generally, SOX is intended to allow stockholders to more effectively monitor the financial performance of publicly-traded companies and their management. During 2007, we engaged consultants to assist in the documentation requirements of SOX. While companies our size received a one-year reprieve until 2008 for the independent auditor attestation of management's report on internal controls in accordance with SOX, we have enhanced our internal controls to be prepared once these regulations are fully required.

All financial institutions are required to adopt privacy policies, restrict the sharing of non-public customer data with unaffiliated parties at the customer's request, and establish procedures and practices to protect customer data from unauthorized use.

Further changes with respect to permitted banking activities and other bank regulatory matters may be made or adopted in the future. Such changes may have a significant impact on our competitive circumstances and may have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

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

OUR ALLOWANCE FOR LOAN LOSSES MAY PROVE TO BE INSUFFICIENT TO ABSORB LOSSES IN OUR LOAN PORTFOLIO THEREBY RESULTING IN A DECREASE IN EARNINGS.

All financial institutions maintain an allowance for loan losses to provide for loans in the portfolio that may not be repaid in their entirety. We believe that as of the balance sheet date, the reserve is adequate to absorb periodic losses inherent in our portfolio. However, the allowance may not be adequate to absorb actual losses that may occur in the future, thereby materially adversely impacting the results of operation.

As a community bank, our loan portfolio is comprised primarily of commercial, agricultural, and commercial real estate loans. Larger commercial loans can cause greater volatility in reported credit quality performance measures, such as total impaired loans or nonperforming assets. The possible deterioration in the financial condition of any one or a few of these borrowers may cause a significant increase in uncollectible loans that could have an adverse impact on our results of operation and financial condition. We must make assumptions and judgments about the quality and collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of assets serving as collateral for repayment of many of our loans. If our assumptions are incorrect, our allowance may be inadequate to cover losses resulting in additions to our allowance.

IF SIGNIFICANT ADDITIONS TO THE ALLOWANCE FOR LOAN LOSSES, CHARGE-OFFS OR WRITE-DOWNS OF OTHER REAL ESTATE OCCUR, OUR EARNINGS, DIVIDENDS AND CAPITAL WOULD DECREASE.

The resulting reduction in capital resulting from potential substantial increases in the allowance for loan losses, write-downs of other real estate, or other charges may have an impact of the amount of dividends paid to shareholders. We need to maintain a well-capitalized capital position for the long and short-term, and abide by regulatory guidelines concerning dividends and capital ratios. Therefore, if events occur that materially impact our financial condition, the level of dividends paid to shareholders may be affected.

A SIGNIFICANT PORTION OF OUR LENDING IS CONCENTRATED IN THE COMMERCIAL REAL ESTATE SECTOR WHICH SUBJECTS US TO MORE RISK FOR DOWNTURNS IN THE AREA.

Commercial real estate and real estate construction comprise 45% of loans outstanding as of December 31, 2007. A downturn in the local economy could negatively affect our borrowers' cash flows, increase the potential for problem loans, decrease the value of the supporting collateral, and thus have a direct impact on our financial results. Additionally, the value of properties acquired through foreclosure in the form of other real estate is assigned based on estimated fair value. In a market downturn, the ultimate selling price of foreclosed properties may be lower than expected thereby decreasing earnings.

WE RELY ON THE ACCURACY OF AND COMPLETENESS OF INFORMATION ABOUT CUSTOMERS AND COUNTERPARTIES, AND INACCURATE OR INCOMPLETE INFORMATION COULD NEGATIVELY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATION.

In deciding whether to extend credit or enter into a lending transaction with customers or counterparties, we may rely on information provided to us including financial statements and other financial information, such as appraisals from third parties. Our results of operation and financial condition could be negatively impacted to the extent we rely on financial statements that do not comply with generally accepted accounting principles, or are materially misleading.

OUR BUSINESS IS IMPACTED BY GENERAL ECONOMIC CONDITIONS AND THE LOCAL ECONOMY IN WHICH WE OPERATE.

Deterioration in the general business and economic conditions in the United States is likely to adversely affect our results of operation. In addition, our success is particularly dependent on the economic conditions in North Central Wisconsin where substantially all of our loans are originated. Economic conditions can be affected by changes in interest rates, monetary supply, the debt and equity capital markets, consumer spending, the agricultural economy, borrowing and saving habits, and other similar factors. The adverse change in economic conditions has caused, and could continue to cause a material effect on our overall business, financial condition, liquidity, and results of operations.

CHANGES IN INTEREST RATES MAY REDUCE OUR PROFITABILITY.

Our earnings are substantially dependent on net interest income which is the difference between interest income earned on loans and investments less the amount of interest paid on deposits and borrowings. The rate of interest earned on loans, and paid on borrowings and interest-bearing deposits are directly affected by Federal Reserve Board policies regarding the supply of money and credit in the United States. The value of financial instruments, such as investment securities held by the Bank, is also directly affected by these policies. In addition, the level of interest rates has a material effect on the economy, the level of loan demand, the ability of loan customers to repay loans, and the value and liquidity of collateral held to secure loans. Our results of operations may be adversely affected, and our financial condition and liquidity may suffer as a result of the effects of changes in fiscal and monetary policies.

INCREASES IN COMPETITION COULD ADVERSELY AFFECT OUR GROWTH AND PROFITABILITY.

We operate exclusively in Wisconsin and increased competition within our markets may result in reduced demand for loans and deposits, increased costs, and difficulty in recruiting and retaining talented people. Many competitors offer similar banking services in our market areas. These competitors include nation-wide, regional, and other community banks, as well as other types of financial institutions, including savings and loan associations, trust companies, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, and other financial intermediaries. Some of these competitors may be better able to offer more desirable or cost-effective products to customers thereby increasing the potential for loss of market share. We have observed that the competition in our marketplace for commercial loans has resulted in more competitive pricing and credit structure as well as intense competition for skilled commercial lending personnel.

WE MAY BE UNABLE TO COST EFFECTIVELY FUND ASSET GROWTH WITH DEPOSITS.

The markets that we serve have historically generated faster loan growth than deposit growth from customers. Without the availability of sources of funds outside of our markets, we may not be able to execute our planned growth strategies. These alternative sources may be more expensive than in-market deposit generation, and thereby could impact future results of operation and liquidity.

WE ARE SUBJECT TO UNAUTHORIZED DISCLOSURE OF SENSITIVE OR CONFIDENTIAL CLIENT OR CUSTOMER INFORMATION, WHETHER THROUGH A BREACH OF OUR COMPUTER SYSTEM OR OTHERWISE, WHICH COULD SEVERELY HARM OUR BUSINESS SECURITY RISKS AND COULD DAMAGE OUR REPUTATION AND OUR BUSINESS.

We collect, process and retain sensitive and confidential customer and client information that is required for regulatory purposes and for financial products and services. Despite our controls, security breaches, acts of vandalism, computer viruses, misplaced or lost data, human error, or other similar events can occur. Security breaches in our internet banking activities could expose us to possible liability, and damage our reputation. Any compromise of our security involving misappropriation or loss of other unauthorized disclosure of confidential information, could expose us to litigation and liability, and could deter customers from using our products and services.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

Our operations are carried out at the Bank's administrative office facility at 132 West State Street, Medford, Wisconsin.

We own one branch in Rib Mountain and lease the premises back to the Bank. The Bank owns ten of the branches and leases three offices. All branches owned or leased by the Bank are in good condition and considered adequate for present and near-term requirements.

        Branch                             Address                          Square Feet
     Medford-Plaza          134 South 8th Street, Medford, WI  54451          20,000
     Medford-Corporate      132 W. State Street, Medford, WI  54451           15,900
     Rib Mountain           3845 Rib Mountain Drive, Wausau, WI  54401        13,000
     Colby                  101 South First Street, Colby, WI  54421           8,767
     Neillsville            500 West Street, Neillsville, WI  54456            7,560
     Minocqua               8744 Highway 51 N, Suite 4, Minocqua, WI  54548    4,500
     Rhinelander            2170 Lincoln Street, Rhinelander, WI  54501        4,285
     Phillips               864 N Lake Avenue, Phillips, WI  54555             4,285
     Eagle River            325 West Pine Street, Eagle River, WI  54521       4,000
     Abbotsford             119 North First Street, Abbotsford, WI  54405      2,986
     Weston/Schofield       7403 Stone Ridge Drive, Weston, WI  54476          2,500
     Rib Lake               717 McComb Avenue, Rib Lake, WI  54470             2,112
     Lake Tomahawk          7241 Bradley St, Lake Tomahawk, WI  54539          1,887
     Fairchild              111 N Front Street, Fairchild, WI  54741           1,040

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

We have commenced a legal action in circuit court against the impaired borrower's guarantor and others seeking relief for damages. See additional discussion in the Impaired Loans and Nonperforming Assets section of this Management's Discussion and Analysis. At this time, the outcome of this action cannot be estimated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2007.

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

              2007 Prices                                 2006 Prices
Quarter     High      Low     Dividends     Quarter     High      Low     Dividends (1)
  1st      $38.00   $32.15      $0.22         1st      $37.00   $35.40      $0.22
  2nd       34.25    32.00       0.22         2nd       36.50    36.00       0.62
  3rd       32.00    30.00       0.22         3rd       38.25    36.00       0.22
  4th       30.00    19.75        -           4th       37.90    37.50       0.22

(1) The $.62 per share dividend declared in the second quarter of 2006 includes a special dividend of $.40 per share.

HOLDERS

As of February 29, 2008, there were approximately 781 holders of record of our $.10 per share par value common stock. Some of our shares are held in "street" name and the number of beneficial owners of such shares is not known nor included in the foregoing number.

Dividend Policy

Dividends on our common stock have historically been paid in cash on a quarterly basis in March, June, September, and December. However, in 2007, the fourth quarter dividend was foregone. In 2008, we have declared a first quarter dividend payable to stockholders in March. We expect to make quarterly dividend payments for the immediate future. Our ability to pay dividends depends in part upon the receipt of dividends from the Bank and these dividends are subject to limitation under banking laws and regulations. Our declaration of dividends to our shareholders is discretionary and will depend upon operating results and our overall financial condition, regulatory limitations, tax considerations, and other factors. We are also prohibited from paying dividends on our common stock if we fail to make distributions or required payments on the trust preferred securities.

We maintain a dividend reinvestment plan that enables stockholders to elect to purchase shares of our common stock in lieu receiving of cash dividends. Such shares may be newly issued shares or acquired in the market on behalf of the shareholders at their then fair market value.

STOCK BUY-BACK

During the first quarter of 2006, we repurchased 81,342 shares of common stock at a tender offer price of $36.00 per share. We currently do not have a share repurchase program authorized by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

Table 1:  Earnings Summary and Selected Financial Data
(dollars in thousands, except per share data)
Years Ended December 31,                          2007        2006        2005        2004        2003
Results of operations:
Interest income                                 $32,144     $29,619     $23,950     $20,238     $19,962
Interest expense                                 16,564      14,052       8,781       6,103       6,864
Net interest income                              15,580      15,567      15,169      14,135      13,098
Provision for loan losses                         1,140       5,133         342         215         457
Net interest income after provision for loan
losses                                           14,440      10,434      14,827      13,920      12,641
Noninterest income                                4,057       3,448       3,312       3,021       2,981
Noninterest expenses                             17,334      12,746      11,476      10,272      10,020
Income before income taxes                        1,163       1,136       6,663       6,669       5,602
Provision for income taxes                           45          41       2,275       2,193       1,544
Net income                                       $1,118      $1,095      $4,388      $4,476      $4,058
Return on average assets                           0.24%       0.25%       1.06%       1.16%       1.10%
Return on average equity                           3.25%       3.07%      12.04%      13.01%      12.44%
Equity to assets                                   7.20%       7.41%       8.74%       8.78%       9.00%
Net interest margin                                3.60%       3.83%       4.03%       4.03%       3.97%
Average Balance Sheet:
Loans net of unearned income                   $355,307    $330,490    $298,026    $276,755    $263,764
Assets                                          470,209     440,865     412,526     387,216     367,412
Deposits                                        360,101     332,955     295,522     285,685     280,215
Short-term borrowings                            17,939      21,890      26,615      20,525      13,177
Long-term borrowings                             42,462      35,993      48,260      43,478      38,170
Stockholders' equity                             34,348      35,642      36,437      34,397      32,618
Ending Balance Sheet:
Loans net of unearned income                   $357,988    $351,447    $310,370    $284,141    $269,105
Assets                                          480,359     460,651     427,389     410,817     375,225
Deposits                                        369,479     342,253     312,653     303,387     287,649
Long-term borrowings                             46,429      38,428      44,000      49,000      40,000
Subordinated debentures                          10,310      10,310      10,310           0           0
Stockholders' equity                             34,571      34,133      37,373      36,084      33,764
Financial Condition Analysis:
Total risk-based capital                          13.32%      13.65%      15.70%      13.11%      12.83%
Net charge-offs to average loans                   1.45%      -0.01%       0.04%       0.05%       0.16%
Nonperforming loans to gross loans                 1.96%       2.03%       0.49%       0.42%       0.22%
Efficiency ratio (1)                              86.71%      65.68%      60.42%      57.96%      59.96%
Net interest income to average assets (1)          3.39%       3.62%       3.80%       3.80%       3.74%
Noninterest income to average assets               0.86%       0.78%       0.80%       0.78%       0.81%
Noninterest expenses to average assets             3.69%       2.89%       2.78%       2.65%       2.73%
Stockholders' Data:
Basic earnings per share                          $0.68       $0.67       $2.57       $2.65       $2.41
Diluted earnings per share                        $0.68       $0.66       $2.57       $2.64       $2.41
Book value per share                             $21.06      $20.82      $21.93      $21.18      $20.03
Dividends per share                               $0.66       $1.28       $1.28       $1.28       $1.28
Dividend payout ratio                              96.8%      191.0%       49.8%       48.3%       53.1%
Average common shares outstanding-basic           1,640       1,644       1,704       1,689       1,685
Average common shares outstanding-diluted         1,641       1,648       1,706       1,690       1,685
Shareholders of record at year end                  780         782         780         770         773
Stock Price Information: (2)
High                                             $38.00      $38.25      $35.50      $34.00      $29.00
Low                                               19.75       35.40       32.90       28.50       27.25
Market Price at year end                          19.75       37.90       35.40       34.00       28.50

(1) Fully taxable equivalent basis, assuming a Federal tax rate of 35% and excluding disallowed interest expense
(2) Bid Price

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis reviews significant factors with respect to our financial condition at December 31, 2007 and 2006, and results of operations at and for the three-year period ended December 31, 2007. This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report.

Our discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially from those in such forward-looking statements. A cautionary statement regarding forward-looking statements is set forth under the caption "Forward-Looking Statements" in Item 1 of this Annual Report on Form 10-K. This discussion and analysis should be considered in light of such cautionary statements and the risk factors disclosed elsewhere in this report.

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

We consider the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover credit losses within the loan portfolio and the material effect that these estimates can have on our results of operations. The components of the allowance represent estimation pursuant to either Statement of Financial Accounting Standards No. ("SFAS") 5, ACCOUNTING FOR CONTINGENCIES, or SFAS 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN.

We review the adequacy of the allowance for loan losses on a quarterly basis to determine if the allowance is adequate to provide for possible losses inherent in the loan portfolio as of the balance sheet date. Factors considered in evaluating the adequacy of the allowance for loan losses include specific reserves necessary for impaired loans, past loan loss experience, trends in past due and nonperforming loans, specialty codes, rating codes, loan-to-collateral values, and current economic conditions. While our evaluation of the allowance for loan losses at December 31, 2007 considered the allowance to be adequate, under adversely different conditions or assumptions, we would need to increase the allowance.

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

After problem and watch list loans are identified, we allocate a portion of the allowance for loan loss to cover estimates of probable loss. We then estimate the potential loss for the remainder of the loan portfolio. Each loan type is broken into categories based on delinquency, specialty credits and rating code and a percentage of the allowance is allocated based on loan category balances, historical loss factors, and economic and delinquency factors applied. To the extent that the current allowance is sufficient or insufficient to cover our best estimate of probable loss, we adjust the provision for loan losses accordingly.

We also consider the accounting policy for other real estate to be a critical accounting policy because of the uncertainty in the timing of the sale of the asset, and ultimate selling price of the foreclosed properties. The fair value is based on appraised or estimated values obtained less estimated costs to sell, and adjusted based on highest and best use of the properties, or other changes. There are uncertainties as to the price we ultimately may accept on the sale of the properties, the holding costs of properties for expenses such as utilities, real estate taxes, and other ongoing expenses, and the amount of time before the properties are sold. Such uncertainties may affect future earnings.

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

Along with industry-wide factors and competitive advantages, we monitor several areas of risk, trends, and challenges. In 2008, we will be challenged with deteriorating credit quality, the workout or sale of properties obtained through foreclosure, refinancing activities, slower loan demand, and the ability to retain and improve the net interest margin.

In late 2006, we created a new position of Chief Credit Officer who is responsible for oversight of credit quality and assisting lending officers in formulating workout solutions for troubled customers. We continue to dedicate resources toward our goal of improving asset quality.

RESULTS OF OPERATIONS

We reported 2007 net income of $1.1 million, or $0.68 per diluted share, compared to $1.1 million or $0.66 per diluted share for 2006. Key factors affecting the current year results were:

   o 2007 results were impacted by impairment write-downs related to the impaired borrower described in the Impaired Loans and Nonperforming Assets section of this Management's Discussion and Analysis totaling $2.4 million or $1.465 million on an after-tax basis. 2006 results were impacted by the recording of a specific $4.6 million provision for loan loss or $2.75 million on an after-tax basis related to loans made by the Bank to the same impaired borrower. The effect of providing the additional loan loss expense was a reduction of $1.67 per share on a diluted basis in 2006.

   o We reported net income for the fourth quarter of 2007 of $451,000 or $.27 per diluted share compared to a net loss of $1.8 million or ($1.11) per diluted share in the related quarter of 2006. The 2007 fourth quarter was impacted by an improvement in the net interest margin, and a decrease in noninterest expenses compared with the second and third quarters of 2007. The fourth quarter 2007 earnings improvement was partially offset by increases in nonaccrual loans and the establishment of higher specific loan loss reserves which resulted in an increased provision for loan loss as compared to prior 2007 quarters.

   o Nonperforming assets, which include nonaccrual, impaired and restructured loans, and other real estate, were $9.3 million and $7.3 million at December 31, 2007 and 2006, respectively. Credit quality deteriorated throughout 2007 as a result of the overall weakness in the local economy. Such weakness impacts the cash flow of borrowers as well as the underlying value of the assets supporting the loans. The amount remaining on the financial statements related to the impaired borrower totals $2.8 million at December 31, 2007. See additional discussion in the Impaired Loans and Nonperforming Assets section of this Management's Discussion and Analysis.

   o Average loans for 2007 increased to $355.3 million or 8% above the average for 2006. Growth was primarily in real estate residential loans with the hiring of mortgage originators, and in the real estate construction categories.

   o Average deposits for 2007 were $360.1 million or an increase of 8% over the related 2006 amount. The increase was primarily in the brokered deposit category. Consumer deposits were stable throughout the year.

   o The overall rate earned on interest-earning assets was 7.35% for 2007 compared with 7.20% earned in 2006. While the overall rate earned on interest-earning assets increased .15% in a year-to-year comparison, the overall rate paid on interest-bearing liabilities increased .36% during the same period.

   o On a taxable-equivalent basis, net interest income was approximately $16.0 million for 2007 and 2006. In 2007, the positive loan rate and volume variances were offset by increased rates paid on deposits and growth in higher-cost deposit accounts.

   o Net loan charge-offs in 2007 of $5.1 million include $4.6 million related to the impaired borrower described earlier. Excluding this specific charge-off, other net charge-offs totaled $.5 million in 2007 compared with a net recovery of $23,000 in 2006.

   o Non-interest income for 2007 increased 18% over the previous year amounts due to additional income derived from the overdraft protection program and higher wealth management income due in part to growth in assets under management.

   o Non-interest expense of $17.3 million for 2007 increased $4.6 million over the comparable 2006 amount. The increase was primarily due to write-downs of other real estate of $2.4 million related to the impaired borrower, legal costs associated with the impaired borrower, the costs of SOX 404 compliance, costs related to hiring additional personnel and employee turnover, and a $464,000 increase in health insurance costs between years.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. Management actively monitors and manages our interest rate risk exposure. The measurement of the market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments that reflect changes in market prices and rates can be found in Note 20 of the Notes to the Consolidated Financial Statements.

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

YEAR ENDED DECEMBER 31, 2007 AS COMPARED TO YEAR ENDED DECEMBER 31, 2006
Net interest income on a taxable-equivalent basis was $16.0 million for 2007 and 2006. During 2007, the $24.8 million growth in average loans was funded with higher-costing wholesale deposits thereby narrowing the interest rate spread percentage. The net interest margin for 2007 was 3.60% compared with 3.83% in 2006. Additionally, the interest forgone on loans placed in nonaccrual status negatively impacted the margin and amounted to $.3 million for 2007. Average interest-earning assets increased $25.3 million or 6% between periods due to higher loan growth which was partially offset by a reduction in the investment portfolio balances. Average loans for 2007 were $355.3 million or an 8% increase over the related 2006 balance of $330.5 million. While volumes have increased, loan pricing pressures have decreased the spread on new and existing loans. Average deposits for 2007 increased $27.1 million to $360.1 million compared with $333.0 million for 2006. The largest increase in deposits was in brokered deposits which accounted for $30 million of the increase between periods. Overall, consumer and business deposits were relatively flat between years.

The overall rate earned on assets increased 15 basis points during 2007 to 7.35%. The rate paid on interest-bearing liabilities increased 36 basis points to 4.29% in 2007. The positive effect on net interest income in 2007 of improving loan yields and increased loan volume was offset by the higher cost of funds. While yields on loans increased, competitive pressures did not allow for maintaining the current spread over cost of funds as loans repriced throughout the year. The increase in rates paid on savings products and time deposits increased faster than the rates earned on assets, thereby reducing the rate spread and net interest margin percentage. Yields on taxable investments increased 33 basis points in a year-over-year comparison.

For 2008, we expect the margin pressures to continue as the 125 basis point interest rate cuts by the Federal Reserve in January 2008 have resulted in increased refinancing of fixed rate loans, and slower reduction in consumer time deposit rates as a result of competition.

YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO YEAR ENDED DECEMBER 31, 2005
Fully taxable-equivalent net interest income was $16.0 million in 2006 compared to $15.7 million in 2005. The increase in net interest income of $.3 million during 2006 was attributable to an increase in the volume of average earning assets of $28.2 million due to higher loan growth. While volumes increased, loan pricing pressures decreased the spread on new and existing loans. The net interest margin declined from 4.03% for 2005 to 3.83% in 2006. The interest rate spread decreased 35 basis points to 3.27% in 2006, from 3.62% in 2005. The average rate paid on interest-bearing liabilities increased 126 basis points to 3.93% in 2006 increasing overall interest expense by $5.3 million. The positive loan rate and volume variances were offset by increased rates paid on deposits and growth in higher cost deposit accounts. Interest-bearing liability rates increased due to competitive deposit pricing pressures, and the continued migration from lower-cost savings and deposit accounts into higher yielding accounts. Demand deposits and NOW account balances, two of the low-cost deposit accounts, were flat in a year-over-year comparison.

Average loans outstanding grew to $330.5 million in 2006 from $298.0 million in 2005, an increase of 11% compared to an 8% increase during 2005. The mix of average loans to average total earning assets was 79% in 2006 and 77% in 2005.

ALL REMAINING INFORMATION INCLUDED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE SHOWN IN THOUSANDS OF DOLLARS.

Table 2:  Average Balances and Interest Rates
                                                                         Years Ended December 31,
                                                     2007                           2006                           2005
                                         Average              Average   Average              Average   Average              Average
                                         Balance   Interest     Rate    Balance   Interest     Rate    Balance   Interest     Rate
ASSETS
Earnings Assets
  Loans (1), (2), (3)                   $355,307    $28,156     7.92%  $330,490    $25,809     7.81%  $298,026    $20,257     6.80%
Investment securities:
  Taxable                                 60,499      2,859     4.73%    56,783      2,501     4.40%    62,331      2,614     4.19%
  Tax-exempt (2)                          19,516      1,127     5.77%    21,225      1,247     5.88%    21,775      1,418     6.51%
Other interest-earning assets              6,957        356     5.12%     8,520        454     5.33%     6,675        176     2.64%
  Total earning assets                  $442,279    $32,498     7.35%  $417,018    $30,011     7.20%  $388,807    $24,465     6.29%

  Cash and due from banks                  9,314                         11,250                         12,115
  Allowance for loan losses               (4,178)                        (3,260)                        (2,937)
  Other assets                            22,794                         15,857                         14,541
  Total assets                          $470,209                       $440,865                       $412,526
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
  Interest-bearing demand                $27,565       $536     1.94%   $30,077       $643     2.14%   $29,547       $333     1.13%
  Savings deposits                        96,321      3,160     3.28%    89,457      2,890     3.23%    66,495        947     1.42%
  Time deposits                          191,720      9,467     4.94%   169,807      7,500     4.42%   155,525      4,807     3.09%
Short-term borrowings                     17,939        773     4.31%    21,890        945     4.32%    26,615        775     2.91%
Long-term borrowings                      42,462      2,014     4.74%    35,993      1,460     4.06%    48,260      1,788     3.70%
Subordinated debentures                   10,310        614     5.98%    10,310        614     5.98%     2,231        131     5.87%
Total interest-bearing liabilities      $386,317    $16,564     4.29%  $357,534    $14,052     3.93%  $328,673     $8,781     2.67%

Demand deposits                           44,495                         43,615                         43,955
Other liabilities                          5,049                          4,074                          3,461
Stockholders' equity                      34,348                         35,642                         36,437
  Total liabilities and
   stockholders' equity                 $470,209                       $440,865                       $412,526
Net interest income and rate spread                 $15,934     3.06%              $15,959     3.27%              $15,684     3.62%
Net interest margin                                             3.60%                          3.83%                          4.03%

   (1) Nonaccrual loans are included in the daily average loan balances outstanding.
   (2) The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a Federal tax rate of
       35% and excluding disallowed interest expense.
   (3) Interest income includes loan fees as follows:  2007- $496; 2006-$512; and 2005-$462

Table 3: Interest Income and Expense Volume and Rate Analysis
                                               2007 vs 2006                       2006 vs 2005
                                                  Due to                             Due to
                                      Volume       Rate       Net        Volume       Rate       Net
  Loans                               $1,938       $409     $2,347       $2,208      $3,344    $5,552
  Taxable investments                    164        194        358         (232)        119      (113)
  Nontaxable investments                (100)       (20)      (120)         (36)       (135)     (171)
  Other interest income                  (83)       (15)       (98)          49         229       278
Total Earning Assets                  $1,919       $568     $2,487       $1,989      $3,557    $5,546

  Interest-bearing demand               $(54)      $(53)     $(107)          $6        $304      $310
  Savings Deposits                       222         48        270          326       1,617     1,943
  Time Deposits                          969        998      1,967          441       2,252     2,693
  Short-term borrowings                 (171)        (1)      (172)        (137)        307       170
  Long-term borrowings                   263        291        554         (454)        126      (328)
  Subordinated debenture                   0          0          0          474           9       483
Total interest-bearing liabilities    $1,229     $1,283     $2,512         $656      $4,615    $5,271

Net Interest Income                     $690      $(715)      $(25)      $1,333     $(1,058)     $275

   (1) The change in interest due to both rate and volume has been allocated to rate.
   (2) The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a tax rate of 35% adjusted for the disallowance of interest expense.

Table 4: Yield on Earning Assets
                                    December 31, 2007   December 31, 2006   December 31, 2005
                                     Yield   Change      Yield   Change      Yield   Change
Yield on earning assets (1)          7.35%    0.15%      7.20%    0.91%      6.29%    0.59%

Effective rate on all
liabilities as a percentage of
earning assets                       3.75%    0.38%      3.37%    1.11%      2.26%    0.59%

Net yield on earning assets          3.60%   -0.23%      3.83%   -0.20%      4.03%    0.00%

(1) The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a tax rate of 35% and adjusted for the disallowance of interest expense.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the periodic cost of providing an allowance for probable incurred losses. The allowance consists of specific and general components. The specific components relate to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The current factors include historical net charge-offs, changes in the composition of the loan portfolio, expansion into new markets, delinquencies, loan quality of the portfolio, collateral values and various economic factors such as state unemployment rates.

We believe that the current provision for loan losses conforms to our allowance for loan loss policy and is adequate in view of the present condition of the loan portfolio. However, should a decline in the quality of the loan portfolio or significant charge-offs against the allowance occur, higher provisions will need to be made in the future. The provision for loan losses in 2007 was $1,140 compared to $5,133 in 2006 which included a specific $4,600 related to an impaired borrower, and $342 in 2005. During the fourth quarter of 2007, an increase in nonaccrual loans and the establishment of higher loan loss reserves for specific loans resulted in an increased provision for loan losses during that period. See additional discussion of the impaired borrower in the Impaired Loans and Nonperforming Assets section of this Management's Discussion and Analysis.

NONINTEREST INCOME

Noninterest income during 2007 increased $609 compared to growth of $136 in 2006. The 2007 increase was attributable to increased service fees due to the overdraft protection program for consumers, and increases in wealth management income.

Table 5: Noninterest Income
                                  Years Ended December 31,       % Change
                                   2007     2006     2005       2007   2006
Service fees                     $1,352   $1,111     $895        22%    24%
Trust service fees                1,218      917      908        33%     1%
Investment product commissions      260      334      261       -22%    28%
Gains from sale of loans            304      234      303        30%   -23%
Bank owned life insurance           111      109      110         2%    -1%
Other operating income              812      743      835         9%   -11%
Total noninterest income         $4,057   $3,448   $3,312        18%     4%

Service fees from commercial customers during 2007 approximated the amount earned in 2006 and 2005. The overdraft protection program increase was the principal reason for the additional fee income in 2007 and 2006.

The Wealth Management Services Group includes trust and brokerage services. Income from the group increased $227 in 2007 and $82 in 2006 due to appreciation of the trust portfolio, and additional new business trust revenue. Over the past three years, trust service fees have continued to increase due to additional product offerings, new trust relationships and appreciation of the trust portfolio. With turnover in personnel, investment product commissions declined to $260 in 2007.

During 2007, the Bank formed a mortgage loan origination unit with the hiring of four individuals and the identification of six internal staff. This unit will now provide focus on the consumer real estate market and allow us to expand our market share in this loan segment. Gains on sale of loans represent income derived from loan sales to the secondary market. In 2007, this revenue increased $70 to $304 in 2007, compared to $234 in 2006 and $303 in 2005. The increased fee revenue in 2007 occurred despite a slowdown in local home sales and housing starts.

Other operating income in 2007 included $63 in revenue received on rental of other real estate properties. Other operating income for 2005 included a gain on sale of stock of $86 in connection with a third-party ATM operator/provider in which the Bank held an ownership interest.

NONINTEREST EXPENSE

Noninterest expense growth was 36% in 2007, 11% in 2006, and 12% during 2005. Approximately 52% of the 2007 increase related to write-downs of other real estate to the impaired borrower.

Table 6:  Noninterest Expense
                                      Years Ended December 31,     % Change
                                      2007      2006      2005    2007   2006
Salaries and employee benefits       $8,840    $7,372    $6,614    20%    11%
Occupancy and equipment               1,967     1,681     1,377    17%    22%
Data processing and information
systems                                 777       734       524     6%    40%
Operation of other real estate        2,527        18        18    NM      0%
Legal and professional                  650       444       243    46%    83%
Purchased core deposit amortization     -         -         231     -   -100%
Other operating expenses              2,573     2,497     2,469     3%     1%
Total noninterest expense           $17,334   $12,746   $11,476    36%    11%

Salaries and employee benefits comprised approximately 51% of total noninterest expense for 2007 and 58% in 2006 and 2005. The number of full-time equivalent employees increased from 140 in 2005, to 145 in 2006 and 159 at December 31, 2007. During 2007, a new mortgage origination unit was formed with four new hires. The opening of the Eagle River branch resulted in three additional staff. During 2006, salaries and employee benefits increased as additional staff was added in the Wealth Management Department, two new full-service bank branches were fully staffed, and a holding company CEO and CFO were added. Salary expense in 2007 increased 15% or $885 due to the cost of hiring additional personnel and employee turnover, compared to an increase of 18% in 2006. Employee benefit expense represented 25% of salary expense in 2007, 20% in 2006, and 25% in 2005. During 2007, our self-insured health costs increased $464 to $850 due to higher claims and a reversal of an overaccrual in health plan reserves in 2006. Also, in 2006, the reduction in medical costs was due to lower claim expenses associated with the health plan.

Occupancy and equipment expense increased $286 in 2007 and $303 during 2006 as a result of increased depreciation, rent expense, and utility costs due in part to the opening of the Eagle River branch in May 2007, the Minocqua branch in June 2006, and the Rib Mountain branch in September 2005. No additional branches are contemplated at this time.

Data processing expense increased $43 in 2007 and $210 during 2006 due to technology enhancements and upgrades purchased to facilitate product offerings and to support branch expansion. Also, telephone-related costs increased $130 during 2006 due to late 2005 enhancements to support voice over internet phone system, dedicated data lines, new telephone banking software, ATM operating system and fraud detection software.

Operation of other real estate in 2007 includes write-downs of $2,353 on properties related to the impaired borrower. The remainder of the 2007 expense represents the ongoing cost of holding properties, such as real estate taxes or utilities cost, and any (gains) or losses on disposal of foreclosed real estate.

Legal and professional costs increased $206 in 2007 due to the legal costs associated with the impaired borrower described earlier, other loan servicing costs, and the expense related to documentation and testing of SOX 404 procedures. While the initial costs of SOX compliance will not be recurring in 2008, we expect additional costs of legal services to be incurred related to other loans that may be placed into nonaccrual or foreclosed status. In 2006, the increase in legal and professional expenses was due primarily to legal, consulting, and additional training costs incurred related to the impaired borrower.

Other operating expenses increased $76 during 2007 and $28 in 2006. Marketing and public relations expense increased $58 in 2007 related to branch expansion, and fees related to Check 21 processing increased $56 in 2007 compared with 2006. Offsetting these expense increases were decreases in courier expenses related to branch capture and deferred director expenses. The expenses (benefits) associated with deferred director fee accounts are impacted by the market price of our stock. Expenses (benefits) associated with the plan were ($18) in 2007, $236 in 2006 and $199 in 2005. Other operating expenses during 2005 were impacted as a result of the preparation for branch expansion and enhanced product offerings. Also, recruiter fees increased in 2005 due to hiring a new holding company CEO.

INCOME TAXES

Income tax expense was $45 in 2007, $41 in 2006, and $2.3 million in 2005. The reduction in pretax income associated with other real estate write-downs impacted 2007 tax expense. For 2007, we had a federal loss carryback for tax purposes. The reduction in taxable income during 2007 and 2006 has precluded us from purchasing tax-exempt investment securities. The result is that we have not benefitted from the extra yield that municipal securities have had over taxable issues thereby reducing net interest income on a tax-equivalent basis. At such time that our tax position changes, we will once again be in a position to evaluate the benefits of all types of investment securities on their purchase dates. The reduction in pretax income, resulting from the recording a $4,600 specific provision for loan losses, impacted 2006 tax expense. In 2005, we incurred additional tax expense in connection with the settlement of a tax return audit by the Internal Revenue Service. Our effective tax rates were 3.9% in 2007, 3.6% in 2006, and 34.1% in 2005.

BALANCE SHEET ANALYSIS

LOANS

Gross loans grew 2% in 2007 to $357,988 at December 31, 2007 compared to $351,447 and $310,370 at December 31, 2006 and 2005, respectively. Included in the 2006 year-end balance was $5,145 of loans to the impaired borrower of which $4,600 was charged-off in early 2007.

Table 7:  Loan Composition
                      2007              2006             2005              2004              2003
                           % of              % of              % of              % of              % of
                 Amount   Total    Amount   Total    Amount   Total    Amount   Total    Amount   Total
Commercial      $39,971    11%    $61,859    18%    $55,763    18%    $48,252    17%    $47,316    18%

Commercial
real estate     114,028    32%    113,738    32%    107,920    35%     94,349    33%     87,245    32%

Agricultural     40,804    11%     42,936    12%     36,243    12%     35,723    13%     35,740    13%

Real estate
construction     45,959    13%     26,105     7%     14,080     5%      9,667     3%      9,306     3%

Real estate
residential     107,239    30%     97,711    28%     87,920    28%     87,703    31%     80,526    30%

Installment      10,066     3%      9,179     3%      8,522     3%      8,525     3%      9,049     3%

Less:
deferred loan
fees                 79    0%          81     0%         78     0%         78     0%         77     0%

Total loans    $357,988  100%    $351,447   100%   $310,370   100%   $284,141   100%   $269,105   100%

Average loans for 2007 were $355,307, an 8% increase over $330,490 in 2006. During the second half of 2007, early payoffs of loans totaling approximately $13,000 occurred. Included in the early payoffs was a syndicated commercial loan of $6,400. Total loans declined $1,178 during the fourth quarter of 2007. Additionally, the early payoff of loans has continued into 2008 with $3,400 in additional early pay downs of which $2,600 were loan participations.

The growth in loans during 2007 occurred in the real estate construction and real estate residential categories. The $41,077 growth in loans during 2006 was primarily in the commercial, commercial real estate, real estate construction, and agricultural loan categories. Residential real estate balances also increased in 2006 due to the introduction of a seven-year fixed rate product and a reduction of sales of mortgages to the secondary market.

Commercial and commercial real estate loans declined $22,455 or 12% in 2007, compared to increases in volume during 2006 and 2005. Pay downs of loans and charge-offs related to the impaired borrower were the primary reasons for the decline. We have a diverse customer base with a broad range of business opportunities within our markets that include service, retail, timber industry, manufacturing, and resort properties.

Real estate construction loans increased $19,854 during 2007 due in part to funding ethanol plants and other development projects. Loans in this classification provide short-term financing for acquisition or development of commercial real estate, such as multi-family housing or other commercial developments. In a majority of the cases, we retain permanent financing on these projects following completion of construction. The credit risk related to this loan category is generally limited to our respective markets.

Real estate residential loans increased during 2007 due in part to the start-up of a mortgage origination unit. We hired additional originators to better serve customers within our community markets. The mortgage loan volume generated by the originators has spurred the growth in gains on sale of loans to the secondary market, and in loans on the balance sheet. During 2007, we sold $22,531 of real estate loans through the secondary market compared to $13,359 in 2006. While we anticipate the continuing softness in the residential real estate market, we expect our 2008 loan volume levels will be higher. Loans in this category include conventional home mortgages, second mortgages, and home equity lines. With consumer loans, which include residential real estate, we historically have had minor charge-off and delinquency problems. We have seen a 20% increase in nonaccrual loans in this consumer category between the third and fourth quarters of 2007. While we were not impacted by the national sub-prime mortgage crisis, our local economies have been impacted by the slowdown in the housing and housing-related businesses thereby causing declining loan quality and higher provision for loan losses.

Installment loans grew $887 in 2007 to $10,066 outstanding as of December 31, 2007. Installment loans include short-term installment loans, automobile loans, recreational vehicle loans, credit card loans, and other personal loans.

Table 8:  Loan Maturity Distribution
                                      Loan Maturity
                           One Year    Over One Year        Over
                           or Less     to Five Years     Five Years
Commercial                  $17,199        $20,491          $2,281
Real estate commercial       41,974         66,580           5,474
Agricultural                 14,732         20,130           5,942
Real estate construction     19,562         18,712           7,685
Real estate residential      21,369         33,495          52,375
Consumer and individual       2,644          7,167             255
Total                      $117,480       $166,575         $74,012
Fixed rate                  $80,556       $130,361         $39,706
Variable rate                36,924         36,214          34,306
Total                      $117,480       $166,575         $74,012

With the declining interest rate environment experienced during the second half of 2007, more business and consumer lending customers have refinanced their loans and have locked into more fixed-rate, longer-term issues. At December 31, 2007, the amount of loans maturing over five years was $74,012 compared with $49,191 as of December 31, 2006. Also, the amount of loans maturing in one year has declined by $30,348 from December 31, 2006. As the duration of loans has lengthened, we have increased longer-term borrowings to better match maturities of assets and liabilities.

Adverse changes in the North Central Wisconsin economy have occurred particularly beginning in the fourth quarter of 2007 and have impaired our ability to gather deposits, impeded demand for new loans, and have caused other negative effects on our business, including an increase in the nonpayment of loans, a decrease in loan collateral values, a reduction in the creditworthiness of customers, illiquidity in the real estate market, and a decline in demand for our products and services. This trend is expected to continue into 2008 as our local markets have been impacted by the economic slowdown.

Our loan portfolio is widely diversified by types of borrowers, industry groups and market areas that it serves. Significant loan concentrations are considered to exist for a financial entity when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic conditions. At December 31, 2007, total loans to any group of customers engaged in similar activities and having similar economic characteristics were 14% of total loans for the dairy industry and 12% for the commercial retail industry.

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

Table 9:  Loan Loss Experience
                                                             Years Ended December 31,
                                               2007        2006        2005        2004        2003
Allowance for loan losses at
beginning of year                             $8,184      $3,028      $2,820      $2,732      $2,702

Loans charged off:
  Commercial and agricultural                  4,805          83          45         126         374
  Real estate residential                        341          11          90          17          11
  Installment                                     52          18          42          43          94
  Total loans charged off                      5,198         112         177         186         479
Recoveries on loans previously charged off:
  Commercial and agricultural                     25         117          34          47          25
  Real estate residential                         10           2           2           0          10
  Installment                                     13          16           7          12          18
  Total loans recovered                           48         135          43          59          53
Net loans charged off (recoveries)             5,150         (23)        134         127         426
Provision for loan losses                      1,140       5,133         342         215         456
Allowance for loan losses at end of
year                                          $4,174      $8,184      $3,028      $2,820      $2,732

Ratio of allowance for loan losses
to net charge-offs                              0.81         NM         22.6        22.2         6.4

Ratio of allowance for loan losses
to total loans at end of period                 1.17%       2.33%       0.97%       0.99%       1.02%

Ratio of net charge-offs during
period to average loans outstanding             1.45%      -0.01%       0.04%       0.05%       0.16%

The allowance for loan losses at December 31, 2006 was impacted by the special reserve of $4,600 as explained in the discussion below under the caption Impaired Loans and Nonperforming Assets. During 2007, this special reserve was reversed and a charge-off taken of the same amount. Excluding this specific charge-off, net loans charged-off were $550 in 2007. Net loan recoveries were $23 in 2006 compared with net charge-offs of $134 in 2005. Loans charged-off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

The analysis of the allowance for loan losses consists of two components: (1) specific credit allocation for expected losses on specifically identified credits that require a specific reserve; and (2) general portfolio allocation based on historical loan loss experience for each loan category based on risk categories, and adjusted for economic conditions in our markets.

The specific credit allocation of the allowance for loan losses is based on a regular analysis of loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The fair value of the loan is based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent. The general portfolio allocation component is determined statistically using an analysis of each loan type's delinquency, historical loss experience, specialty credits, and rating codes. The general portfolio allocation is performed quarterly and loss factors are updated regularly based on actual experience.

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience by loan category, changes in the composition of our loan portfolio, ratings assigned to commercial loans, unemployment rates within Wisconsin, loan exposure within industry code groups, and the volume of delinquent or criticized loans. In addition, we use information about specific borrower situations including their financial position and estimated collateral values, to estimate the risk and the amount of potential loss for loans to those borrowers. Finally, we also consider many qualitative factors including general and economic business conditions, agricultural reports, climate change, the impact of competition on our underwriting terms, general current market collateral valuations, expansion into new markets, and other factors which may be subjective in nature. Our estimates of risk and amount of potential loss are complicated by the significant uncertainties surrounding our borrowers' abilities to successfully execute their business models through possible changing economic environments, competitive challenges, and other factors. Accordingly, actual losses may vary from our current estimates because of the degree of uncertainty and susceptibility of these factors.

The allocation of the year-end allowance for loan losses for each of the past five years based on our estimate of loss exposure by category of loans is shown in Table 10. See Impaired Loan and Nonperforming Assets caption below for a discussion of the $4,600 reserve in 2006. Excluding this amount, specific reserves totaled $27 in 2006 compared with $961 in 2007.

Table 10:  Allocation of the Allowance for Loan Losses
                                              As of December 31,
                               2007       2006       2005       2004       2003
Commercial and agricultural   $2,577     $2,678     $2,287     $1,862     $1,977
Real estate                      514        523        445        500        474
Installment                       93        154        147        160        181
Impaired Loans                   961      4,627         82         83         67
Unallocated                       29        202         67        215         33
     Total allowance          $4,174     $8,184     $3,028     $2,820     $2,732

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

A loan is impaired when, based on current information, it is probable that amounts due in accordance with the original contractual terms of the loan agreement will not be collected. Management has determined that commercial, agricultural, and commercial real estate loans that are in nonaccrual status or have had restructured terms, meet this definition. Restructured loans involve granting of concessions to the borrower by modifying the terms of the loan, such as changes in payment schedule or interest rate.

Table 11: Nonperforming Loans and Other Real Estate Owned
                                                         As of December 31,
                                         2007       2006       2005       2004       2003
Nonaccrual loans not considered
impaired                                  $559     $1,224       $255       $758       $136
Nonaccrual loans considered
impaired                                 5,702      5,423        877        432        457
Accruing loans past due 90 days or
more                                        64          4         19         43         35
Restructured loans                         700        473        365        322        320
Total nonperforming loans               $7,025     $7,124     $1,516     $1,555       $948
Other real estate owned                  2,352        130        -           72        270
Total nonperforming assets              $9,377     $7,254     $1,516     $1,627     $1,218
Nonperforming loans to total loans        1.96%      2.03%      0.49%      0.55%      0.35%
Nonperforming assets to total assets      1.95%      1.58%      0.35%      0.40%      0.32%

During the fourth quarter of 2007, nonaccrual loans increased $1,415 compared with the third quarter totals. The increase was primarily in the commercial real estate category and was the result of an overall weakness in the local economies. Also during the fourth quarter of 2007, commercial real estate and consumer real estate mortgage portfolios exhibited increases in delinquencies and nonaccruals. Such deterioration in credit quality is continuing into 2008.

Impaired loans described above include $500 at December 31, 2007 and $5,145 at December 31, 2006 in loans to a former business entity and its owners. A specific allowance for loan loss of $4,600 related to this borrower was established in 2006 and contemplated the potential repurchase of loan participations. In February 2007, the Bank bought back certain loan participations of $4,537 related to this impaired borrower relationship. Additionally, the Company bought out the first mortgage on secured properties related to this same borrower of $1,735. With the repurchase of these loans, the total amount of indebtedness related to this impaired borrower relationship was approximately $11,400 in February 2007 of which $500 remains as loans at December 31, 2007. The borrower surrendered the properties and collateral involved in the transaction over to the Bank in February 2007 and a loan charge-off of $4,600 was recorded at that time.

During 2007, we recorded two impairment charges relating to the properties of the impaired borrower totaling $2,353 pretax or $1,465 on an after-tax basis. These pretax write-downs were reflected in operations of other real estate within noninterest expense for 2007. These write-downs became necessary as real estate values declined thereby lowering the fair value of the properties. Previous valuations on the properties represented fair value based on appraisals and an accepted offer to purchase which was subject to various contingencies. With the inability of the prospective buyers to satisfy the contingencies, the car dealership was closed in September 2007, and new appraised values were obtained. The current values now represent fair value estimate based on highest and best use of the properties. The financial impact related to the impaired borrower totals $4,600 pretax provision for loan loss in 2006 coupled with the write-down of the properties surrendered of $2,353 pretax expense in 2007.

The largest asset in other real estate at December 31, 2007 is the former car dealership of the impaired borrower described earlier. The amount remaining on our financial statements related to the impaired borrower and classified as nonperforming assets, as impaired loans or other real estate, totaled $2,796 as at December 31, 2007.

Our cash expenditures, including legal and accounting fees, associated with the impairment charge are not expected to be material although the actual amount of such expenditure will depend upon the manner in which our collection efforts are structured and the expediency in selling these assets.

Table 12:  Forgone Loan Interest
                                         Years Ended December 31,
                                       2007        2006       2005
Interest income in accordance with
original terms                         $352        $142        $85
Interest income recognized             (150)        (31)       (12)
Reduction in interest income            202         111         73

With the increase in nonaccrual loans experienced in 2007, the amount of income not recognized in the financial statements has increased.

INVESTMENT SECURITIES PORTFOLIO

The investment securities portfolio is intended to provide the Bank with adequate liquidity, flexible asset liability management, and a source of stable income. All securities are classified as available for sale and are carried at market value. Adjustments up or down to fair value at December 31, 2007, and 2006 are recorded as a separate component of equity, net of tax. Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method. Realized gains or losses on sales are based on the net proceeds and the adjusted carrying value amount of the securities sold using the specific identification method.

Table 13:  Investment Securities Portfolio at Estimated Fair Value
                                           Years Ended December 31,
                                         2007        2006        2005
U.S. treasury securities and
obligations of U.S. government
corporations and agencies                 $449        $439        $438
Mortgage-backed securities              62,855      56,381      52,277
Obligations of states and political
subdivisions                            17,724      23,115      21,470
Corporate debt securities                1,372       2,386       2,487
Subtotal                                82,400      82,321      76,672
Equity securities                          151         151         151
           Totals                      $82,551     $82,472     $76,823

The volume of securities remained flat throughout 2007 from year-end 2006. Rates on investment securities decreased faster in the second half of 2007 than funding costs thereby making it less advantageous to purchase securities. The yields on securities with preferred maturity terms were not favorable during 2007 and 2006. Tax-exempt securities on average for 2007 accounted for 24% of the total average investments compared to 27% in 2006. The planned decline in tax-exempt securities is the result of tax net operating losses that occurred in 2007.

At December 31, 2007, the securities portfolio did not contain securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of stockholders' equity.

Table 14:  Investment Securities Portfolio Maturity Distribution
                                                      After             After
                                                     One But           Five but
                                    Within            Within            Within            After
                                   One Year          Five Years        Ten Years         Ten Years         Total
                                Amount   Yield    Amount   Yield    Amount   Yield    Amount   Yield    Amount   Yield
U.S. treasury securities
and obligations of U.S.
government corporations and
agencies                         $200       0      $249    4.00%       $0       0        $0       0      $449    2.22%
Mortgage-backed
securities                      1,416    4.74%   55,937    4.71%    4,352    5.19%     1150    4.25%  $62,855    4.74%
Obligations of states and
political subdivisions          2,997    4.16%    9,313    4.19%    4,887    4.33%      527    5.50%  $17,724    4.26%
Corporate debt securities       1,372    8.21%                                                         $1,372    8.21%
     Total carrying value      $5,985    5.09%  $65,499    4.63%   $9,239    4.74%   $1,677    4.64%  $82,400    4.68%

DEPOSITS

At December 31, 2007, deposits were $369,479, up 8% or $27,226 from year-end 2006. On average, total deposits also increased 8% over 2006. The total consumer and business deposits such as demand deposits, NOW accounts, money market accounts, and savings and time deposits were generally flat in comparing the average balances of 2007 with 2006. Growth occurred principally in the wholesale funding of brokered deposits to fund loan growth in 2007.

Table 15: Average Deposits Distribution
                                           2007                 2006                2005
                                                % of                 % of                 % of
                                    Amount     Total     Amount     Total     Amount     Total
Non-interest bearing demand        $44,495       12%    $43,615       13%    $43,955       15%
Interest-bearing demand             27,565        8%     30,077        9%     29,547       10%
Savings deposits                    96,321       27%     89,457       27%     66,495       22%
Time deposits                      141,495       39%    147,291       44%    138,993       47%
Brokered certificates of deposit    50,225       14%     22,516        7%     16,532        6%
Total                             $360,101      100%   $332,956      100%   $295,522      100%

The retail markets we serve are continuously influenced by economic conditions, competitive pressure from other financial institutions, and other out-of-market investment opportunities available to customers. The higher cost paid on deposits impacted our overall net interest margin in 2007 as interest expense grew faster than the income generated from loans and investments. For 2008, we will continue to increase brokered deposits as an alternative source of funds to support loan growth. Our goals for the consumer and commercial lending lines of businesses include a focus on expanding existing relationships and ensuring that new loan customers have deposit and loan relationships with us.

Table 16:  Maturity Distribution of Certificates of Deposit of $100,000 or More
                                  December 31, 2007       December 31, 2006
3 months or less                       $29,508                 $17,781
Over 3 months through 6 months          16,870                  24,920
Over 6 months through 12 months         20,624                  15,885
Over 12 months                          29,201                  15,350

Total                                  $96,203                 $73,936

OTHER FUNDING SOURCES

Other funding sources, including short-term borrowings, long-term borrowings, and subordinated debentures, were $72,085 at December 31, 2007 compared with $80,019 at December 31, 2006, a decrease of 10% or $7,934. Short-term borrowings consist of federal funds purchased and corporate funds in the form of repurchase agreements. Average 2007 short-term borrowings were $17,939 compared to $21,890 in 2006. Long-term borrowings averaged $42,462 in 2007 or $6,469 above the 2006 level of borrowings. In 2007, we increased our reliance on longer-term sources of funds to better match the maturity and sensitivity of assets placed on the books. In 2006, the success of raising core deposits in the Premier Money Market account allowed us to reduce our dependency on wholesale funds. During 2007, the competitive market for core deposits required us to increase our dependence on wholesale funds. We anticipate continued reliance on wholesale funding through brokered deposits, short-term borrowings, or additional long-term advances in 2008 to fund asset growth.

Table 17:  Short Term Borrowings
                                                    December 31,
                                            2007        2006        2005
Balance end of year                       $15,346     $31,281     $19,544
Average amounts outstanding during year   $17,939     $21,890     $26,615
Maximum month-end amounts outstanding     $34,958     $36,166     $39,552
Average interest rates on amounts
outstanding during year                      4.31%       4.31%       2.91%
Average interest rates on amounts
outstanding at end of year                   1.82%       5.00%       3.22%

At December 31,{ }2007, the Bank and Company had available liquidity through excess pre-approved overnight federal funds borrowing lines with corresponding banks or long-term borrowings agreements, totaling approximately $41 million. Additionally, deposits can be purchased from brokers or other sources to fund asset growth.

In 2005, Mid-Wisconsin Statutory Trust I (the "Trust"), a Delaware Business Trust subsidiary of Mid-Wisconsin, issued $10 million in trust preferred securities. The Trust used the proceeds from the offering along with Mid-Wisconsin's common ownership investment to purchase $10.3 million of Mid-Wisconsin's subordinated debentures (the "debentures"). The trust preferred securities and the debentures mature on December 15, 2035, and have a fixed rate of 5.98% until December 15, 2010, after which they will have a floating rate of the three-month LIBOR plus 1.43%. For additional details, please make reference to the Consolidated Financial Statements and Note 12 of the accompanying Notes.

OFF-BALANCE SHEET OBLIGATIONS

As of December 31, 2007 and 2006, we have the following commitments, which do not appear on our balance sheet:

Table 18: Commitments
                                         2007        2006
Commitments to extend credit:
     Fixed rate                        $32,836     $26,281
     Adjustable rate                    28,755      29,899
Standby and irrevocable letters
of credit-fixed rate                     4,480       4,307
Credit card commitments                  5,054       5,669

Further discussion of these commitments is included in Note 19, "Financial Instruments with Off-Balance Sheet Risk" of the Notes to Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

We are party to various contractual obligations requiring use of funds as part of our normal operations. The table below outlines principal amounts and timing of these obligations, excluding amounts due for interest, if applicable. Most of these obligations are routinely refinanced into a similar replacement obligation. However, renewal of these obligations is dependent on our ability to offer competitive interest rates or availability of collateral for pledging purposes supporting the long-term advances.

Table 19:  Contractual Obligations
                                                          Payments due by period
                                           Total   < 1 year   1-3 years   3-5 years   > 5 years
Subordinated debentures                  $10,310       $-         $-          $-       $10,310
Other long-term borrowings                 5,000        -        5,000         -           -
Federal Home Loan Bank borrowings         41,429     12,500     18,429      10,500           0
Total long-term borrowing obligations    $56,739    $12,500    $23,429     $10,500     $10,310

                                                     December 31,
                                            2007        2006        2005
Long-term borrowings
Balance end of year                       $46,429     $38,428     $44,000

Average amounts outstanding during year   $42,462     $35,993     $48,260
Maximum month-end amounts outstanding     $46,429     $38,428     $49,000
Average interest rates on amounts
outstanding during year                      4.74%       4.06%       3.71%
Average interest rates on amounts
outstanding at end of year                   4.89%       4.45%       3.84%

Also, we have liabilities due directors for services rendered with various payment terms depending on their anticipated retirement date or their election of payout terms following retirement. The total liability at December 31, 2007 for current and retired directors is $981, of which approximately 74% is estimated to have a maturity in excess of five years.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity management refers to the ability to ensure that cash is available in a timely manner to meet loan demand and depositors' needs and to service liabilities as they become due without undue cost or risk. Our holding company and Bank have different liquidity considerations.

The primary source of funds for the holding company are dividends and management fee income from the Bank, and proceeds from issuance of shares related to stock options and employee stock purchase plans, The cash is used to provide for payments of dividends to shareholders, purchase of assets, payment of salaries, benefits and other related expenses, and to make interest payments on its debt. No dividends were received from the Bank in 2007 and totaled $500 in 2006.

The Bank meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity is derived from the maturity of the investment portfolio, maturing loans, loan payments, deposit growth, other funding sources, and a well-capitalized capital position.

Maturing investments can be a source of liquidity at the Bank. Proceeds from maturities totaling $18,242 were received in 2007 while investment purchases totaled $17,792. The level of securities remained stable throughout the year. The weighted average maturity of our investment portfolio was three years and two months as of December 31, 2007.
The scheduled maturity of loans can also provide a source of additional liquidity. The bank has $117,480 of loans maturing within one year, or 33% of total loans. Factors affecting liquidity relative to loans are loan renewals, loan origination volumes, loan prepayment rates, and maturity of the existing loan portfolio. The Bank's liquidity position is influenced by changes in interest rates, economic conditions, and competition. Conversely, loan demand as a need for liquidity may cause us to acquire other sources of funding which could be more costly than deposits. In the fourth quarter of 2007, loan volume averaged $358,419 compared with $362,062 in the third quarter of 2007 as declining economic conditions and concerns over credit quality slowed new business.

Deposit growth is another source of liquidity for the Bank. Deposits provided $27,226 of cash inflow during 2007. The overall average deposit base grew $27,146 or 8% during 2007 due primarily to growth in brokered deposits. We opted to increase our brokered funds as an alternative to paying premium rates for some local deposits. Affecting liquidity are core deposit growth levels, certificates of deposit maturity structure, and retention and diversification of wholesale funding sources. Deposit outflows would require the Bank to develop alternative funding sources which may not be as liquid and potentially more costly.

Other funding sources for the Bank are in the form of corporate repurchase agreements, federal funds purchased, and long-term borrowing advances. Repurchase agreements with corporate and municipal customers increased from $13,754 at year-end 2006 to $15,346 at year-end 2007, an increase of 12%. Federal funds are purchased from correspondent banks as needed for liquidity. At year-end 2007, the Bank had no amount outstanding under these arrangements compared with $17,527 at year-end 2006. Long-term borrowing advances totaled $46,429 and $38,428 at December 31, 2007 and 2006, respectively. These long-term borrowings are used for asset/liability matching purposes and at times, were more attractive than brokered deposits during 2007.

The Bank's liquidity resources were sufficient in 2007 to fund the growth in loans and investments, and to meet other cash needs when necessary.

We expect that deposits will continue to be the primary funding source of the Bank's liquidity on a long-term basis. Additionally, a stable earnings base, the resulting cash generated by operating activities, and a strong capital position will also be future funding sources. We expect deposit growth, including brokered deposits, to be a reliable funding source in the future. Generating additional business from our most recent branch expansion efforts, paying competitive rates and marketing efforts will aid in attracting and retaining core deposits. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, federal funds sold, portfolio investments, loan maturities, and access to other funding sources.

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

At year-end 2007 and 2006, 70% of loans were fixed rate compared with 60% at year-end 2005. Throughout 2006, as interest rates edged higher, consumers and commercial customers gravitated toward locking in fixed-interest rate loans. As of year-end 2007, 28% of liabilities were variable rate compared to 30% of liabilities in 2006 and 27% at the end of 2005.

Table 20, Interest Rate Sensitivity Gap Analysis, represents a schedule of assets and liabilities maturing over various time intervals. The table reflects a negative gap position, more liabilities than assets maturing, for the time period one year or less. Beyond one year, there is a positive maturity gap position, more assets than liabilities maturing. We evaluate the cumulative gap position at the one-year and two-year time frames. At those time intervals the cumulative maturity gap was between the guideline of 60% to 120%.

Table 20: Interest Rate Sensitivity Gap Analysis
                                                                 December 31, 2007
                                               0-90      91-180     181-365     1-5     Beyond
                                               Days       Days       Days      Years    5 Years    Total
Earning Assets:
     Loans                                   $45,127    $33,192    $51,350   $165,441   $62,878   $357,988
     Securities                                2,782      2,514      2,889     65,116     9,250    $82,551
     Other earning assets                      3,180          0          0          0         0      3,180
Total                                        $51,089    $35,706    $54,239   $230,557   $72,128   $443,719
Cumulative rate sensitive assets             $51,089    $86,795   $141,034   $371,591  $443,719
Interest-bearing liabilities:
     Interest-bearing deposits (1)           $61,572    $41,396    $53,587    $57,125  $108,666   $322,348
     Borrowings                               16,324      4,022      7,500     33,929         0     61,775
     Subordinated debentures                       0          0          0          0    10,310     10,310
Total                                        $77,896    $45,418    $61,087    $91,054  $118,976   $394,433
Cumulative interest sensitive liabilities    $77,896   $123,314   $184,401   $275,457  $394,433
Interest sensitivity gap                    $(26,807)   $(9,712)   $(6,848)  $139,503  $(46,848)
Cumulative interest sensitivity gap         $(26,807)  $(36,519)  $(43,367)   $96,134   $49,286
Cumulative ratio of rate sensitive assets
to rate sensitive liabilities                   65.6%      70.4%      76.5%     134.9%    112.5%

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

We also estimate the effect a sudden change in interest rates could have on expected net interest income through income simulation. The simulation is run using the prime rate as the base with the assumption of rates increasing or decreasing 200 basis points. All rates are increased or decreased proportionally to the change in prime rate. The simulation assumes a static mix of assets and liabilities. As a result of the simulation, over a 12-month time period ending December 2007, net interest income is estimated to decline .35% if rates increase 200 basis points. In a down 200 basis point rate environment assumption, net interest income is estimated to increase .33% during the same period. These results are based solely on the modeled changes in the market rates and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve, changes in spreads between key market rates, or changes in consumer or business behavior. These results also do not include any management action to mitigate potential income variances within the modeled process. We realize actual net interest income is largely impacted by the allocation of assets, liabilities and product mix. The simulation results are one indicator of interest rate risk.

Management continually reviews its interest rate risk position through our Asset/Liability Committee process.

CAPITAL

Stockholders' equity at December 31, 2007 was $34,571, an increase of $438 from the year-end 2006 value of $34,133. The increase in stockholders' equity in 2007 was primarily attributable to improvement in the market value of securities which grew by $332. The decrease in stockholders' equity in 2006 was due primarily to the impact of the stock buyback which reduced equity by $2,928 and dividends to shareholders in excess of earnings for the year. Cash dividends in 2007 totaled $1,082 which approximated the net income earned for the year and represented $.66 per share. Cash dividends paid were $1.28 per share in 2006 and 2005. Stockholders' equity at year-end 2007 included $215 of accumulated other comprehensive loss related to unrealized losses on securities available for sale, net of the tax effect, compared to losses of $547 in 2006 and $598 in 2005.

In December 2005, we announced an offer to purchase up to 125,000 shares of our common stock in a tender offer at a price of $36.00 per share. The offer expired on January 31, 2006. We accepted 81,342 shares of common stock for repurchase. The shares repurchased represented approximately 4.77% of the shares outstanding immediately prior to the tender offer.

In 2005, we formed Mid-Wisconsin Statutory Trust I (the "Trust") as a statutory business trust organized for the sole purpose of issuing $10,000 of trust preferred securities and investing the proceeds of $10,310 into our subordinated debentures, the sole asset of the Trust. The trust preferred securities enhanced regulatory capital added liquidity, and will support future growth. The common securities of the Trust are wholly-owned by us. As of December 31, 2007, all $10,000 of the Trust Preferred Securities qualify at Tier 1 Capital for regulatory purposes.

Table 21:  Capital
HOLDING COMPANY                           At December 31,
                                   2007        2006        2005        Minimum
Total Stockholders' Equity       $34,571     $34,133     $37,373
Tier 1 Capital                    44,491      44,385      47,676
Total Regulatory Capital          48,665      48,911      50,704
Tier 1 to average assets             9.4%        9.6%       11.6%        5.0%
Tier 1 risk-based capital ratio     12.2%       12.4%       14.8%        4.0%
Total risk-based capital ratio      13.3%       13.7%       15.7%        8.0%

BANK                                      At December 31,
                                   2007        2006        2005        Minimum
Total Stockholders' Equity       $37,295     $35,408     $34,161
Tier 1 Capital                    37,215      35,660      34,464
Total Regulatory Capital          41,389      40,138      37,492
Tier 1 to average assets             7.9%        7.8%        8.4%        5.0%
Tier 1 risk-based capital ratio     10.3%       10.1%       10.8%        6.0%
Total risk-based capital ratio      11.5%       11.3%       11.7%       10.0%

The adequacy of our capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As part of that ongoing evaluation, management and the board reviews current and prospective earnings stability, asset growth, liquidity, asset quality, economic conditions in markets served, level of net income compared to dividends paid out, and cash flow projections in assessing the adequacy of capital needs to remain a well-capitalized institution. In October 2007, the Company announced that the fourth quarter dividend to shareholders would be foregone. Based on revised factors including but not limited to a reduction in fourth quarter assets, the Company announced in January, 2008 that a $.22 per share dividend would be paid in the first quarter of 2008. As of December 31, 2007, 2006, and 2005, the holding company and Bank Tier 1 risk-based capital ratios, total risk-based capital ratios and Tier 1 leverage ratios were in excess of regulatory requirements. It is the goal of management and the Board to ensure that our capital structure continues to be in excess of regulatory guidelines required to qualify as a well-capitalized institution at the Bank and holding company.

SELECTED QUARTERLY FINANCIAL DATA

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2007, 2006 and 2005:

Table 22:  Selected Quarterly Financial Data
                                                     2007 Quarter Ended
                                          December   September      June       March
Interest income                            $8,104      $8,275      $7,966      $7,799
Interest expense                            4,088       4,304       4,171       4,001
Provision for loan losses                     690         150         150         150
Income before provision for income taxes      580        (764)        320       1,027
Net income                                    451        (365)        296         736
Basic and diluted earnings per share        $0.27      $(0.22)      $0.18       $0.45

                                                     2006 Quarter Ended
                                          December   September      June        March
Interest income                            $8,004      $7,744      $7,162      $6,709
Interest expense                            3,971       3,831       3,323       2,927
Provision for loan losses                   4,750         133         125         125
Income before provision for income taxes   (3,196)      1,360       1,461       1,511
Net income                                 (1,828)        922         985       1,016
Basic earnings per share                   $(1.10)      $0.56       $0.60       $0.61
Diluted earnings per share                 $(1.11)      $0.56       $0.60       $0.61

                                                     2005 Quarter Ended
                                          December   September      June        March
Interest income                            $6,588      $6,255      $5,705      $5,402
Interest expense                            2,648       2,334       2,000       1,799
Provision for loan losses                      90         115          75          62
Income before provision for income taxes    1,638       1,807       1,652       1,566
Net income                                  1,062       1,144       1,115       1,067
Basic and diluted earnings per share        $0.62       $0.67       $0.65       $0.63

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

Report of Independent Registered
Public Accounting Firm


Board of Directors and Stockholders
Mid-Wisconsin Financial Services, Inc.
Medford, Wisconsin


We have audited the accompanying consolidated balance sheets of Mid-Wisconsin Financial Services, Inc. and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Wisconsin Financial Services, Inc. and Subsidiary at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States


WIPFLI LLP
Wipfli LLP


February 19, 2008
Green Bay, Wisconsin

Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                Consolidated Balance Sheets
                                December 31, 2007 and 2006
                                ($000's except share data)

                                                                                2007             2006
Assets

Cash and due from banks                                                       $15,371           $12,111
Interest-bearing deposits in other financial institutions                          33                22
Federal funds sold                                                              3,180               369
Securities available for sale - at fair value                                  82,551            82,472
Loans held for sale                                                             1,168               216
Loans, net of unamortized loan fees of ($79 in 2007 and $81 in 2006)          357,988           351,447
Less: Allowance for loan losses                                                (4,174)           (8,184)
Net loans                                                                     353,814           343,263
Accrued interest receivable                                                     2,474             2,474
Premises and equipment, net                                                     9,578             9,332
Goodwill                                                                          295               295
Other investments - at cost                                                     2,616             2,616
Other assets                                                                    9,279             7,481
Total Assets                                                                 $480,359          $460,651

Liabilities and Stockholders' Equity

Non-interest-bearing deposits                                                 $47,131           $47,693
Interest-bearing deposits                                                     322,348           294,560
  Total deposits                                                              369,479           342,253

Short-term borrowings                                                          15,346            31,281
Long-term borrowings                                                           46,429            38,428
Subordinated debentures                                                        10,310            10,310
Accrued interest payable                                                        2,691             2,180
Accrued expenses and other liabilities                                          1,533             2,066
  Total Liabilities                                                           445,788           426,518

Stockholders' equity:
  Common stock - Par value $.10 per share:
   Authorized - 6,000,000 shares
   Issued and outstanding -  1,641,799 shares in 2007 and
   1,639,674 shares in 2006                                                       164               164
  Additional paid-in capital                                                   11,721            11,651
  Retained earnings                                                            22,901            22,865
  Accumulated other comprehensive loss                                           (215)             (547)
  Total Stockholders' Equity                                                   34,571            34,133
Total Liabilities and Stockholders' Equity                                   $480,359          $460,651

The accompanying notes are an integral part of the Consolidated Financial Statements.

Mid-Wisconsin Financial Services, Inc and Subsidiary

                                  Consolidated Statements of Income
                           Years Ended December 31, 2007, 2006, and 2005
                                      ($000's except share data)
                                                            2007              2006              2005
Interest and dividend income:
   Loans, including fees                                  $28,103           $25,758           $20,224
   Securities:
     Taxable                                                2,859             2,501             2,323
     Tax-exempt                                               826               906               936
   Other                                                      356               454               467
        Total interest and dividend income                 32,144            29,619            23,950

Interest expense:
   Deposits                                                13,163            11,033             6,087
   Short-term borrowings                                      773               945               809
   Long-term borrowings                                     2,014             1,460             1,754
   Subordinated debentures                                    614               614               131
        Total interest expense                             16,564            14,052             8,781

Net interest income                                        15,580            15,567            15,169
Provision for loan losses                                   1,140             5,133               342
Net interest income after provision for loan losses        14,440            10,434            14,827

Noninterest income:
   Service fees                                             1,352             1,111               895
   Trust service fees                                       1,218               917               909
   Investment product commissions                             260               334               261
   Other operating income                                   1,227             1,086             1,247
       Total noninterest income                             4,057             3,448             3,312

Noninterest expenses:
   Salaries and employee benefits                           8,840             7,372             6,614
   Occupancy                                                1,967             1,681             1,377
   Data processing and information systems                    777               734               524
   Operation of other real estate                           2,527                18                18
   Legal and professional                                     650               445               243
   Purchased core deposit amortization                          0                 0               231
   Other operating expenses                                 2,573             2,496             2,469
       Total noninterest expenses                          17,334            12,746            11,476

Income before provision for income taxes                    1,163             1,136             6,664
Provision for income taxes                                     45                41             2,275
Net income                                                 $1,118            $1,095            $4,388

Net Income per Common Share:
Basic earnings per share                                    $0.68             $0.67             $2.57
Diluted earnings per share                                  $0.68             $0.66             $2.57

The accompanying notes are an integral part of the Consolidated Financial Statements.

Mid-Wisconsin Financial Services, Inc. and Subsidiary

                     Consolidated Statements of Changes in Stockholders' Equity
                           Years Ended December 31, 2007, 2006, and 2005
                                    ($000's except share data)
                                                                                  Accumulated
                                                           Additional                Other
                                          Common Stock      Paid-In   Retained   Comprehensive
                                         Shares   Amount    Capital   Earnings   Income (Loss)    Totals
Balance, January 1, 2005               1,703,577   $170     $11,542    $24,028        $344        $36,084

Comprehensive income:
Net income                                                               4,388                      4,388
Other comprehensive loss                                                              (942)          (942)
Total comprehensive income                                                                          3,446

Proceeds from stock benefit plans            441                 15                                    15
Stock-based compensation                                          8                                     8
Cash dividends paid, $1.28 per share                                    (2,180)                    (2,180)

Balance, December 31, 2005             1,704,018    170      11,565     26,236        (598)        37,373

Comprehensive income:
Net income                                                               1,095                      1,095
Other comprehensive income                                                              51             51
Total comprehensive income                                                                          1,146

Repurchase of common stock               (81,342)    (8)       (552)    (2,368)                    (2,928)
Proceeds from sale of stock               16,000      2         574                                   576
Proceeds from stock purchase plans           998                 34                                    34
Stock-based compensation                                         30                                    30
Cash dividends paid, $1.28 per share                                    (2,098)                    (2,098)

Balance, December 31, 2006             1,639,674   164       11,651     22,865        (547)        34,133

Comprehensive income:
Net income                                                               1,118                      1,118
Other comprehensive income                                                             332            332
Total comprehensive income                                                                          1,450

Proceeds from stock purchase plans         2,125                 44                                    44
Stock-based compensation                                         26                                    26
Cash dividends paid, $0.66 per share                                    (1,082)                    (1,082)

Balance, December 31, 2007             1,641,799  $164      $11,721    $22,901       ($215)       $34,571

The accompanying notes are an integral part of the Consolidated Financial Statements.

Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                Consolidated Statements of Cash Flows
                             Years Ended December 31, 2007, 2006 and 2005
                                             ($000's)
                                                                 2007            2006            2005
Increase (decrease) in cash and due from banks:
     Cash flows from operating activities:
     Net income                                                 $1,118          $1,095          $4,388
     Adjustments to reconcile net income to net cash
     provided by operating activities:
      Provision for depreciation and net amortization              975             864             936
      Provision for loan losses                                  1,140           5,133             342
      Provision for valuation allowance-other real estate        2,343               0               0
      Provision (benefit) for deferred income taxes                546          (2,009)           (157)
      Loss on sale of investment securities                          0               0               4
      Loss on premises and equipment disposals                      (2)             10              25
      Loss on sale of foreclosed real estate                       106              23               0
      Federal Home Loan Bank stock dividends                         0               0            (126)
      Stock-based compensation                                      26              30               8
      Changes in operating assets and liabilities:
             Loans held for sale                                  (952)            103             227
             Other assets                                         (297)           (631)           (153)
             Other liabilities                                     (22)            736             380

Net cash provided by operating activities                        4,981           5,354           5,874

     Cash flows from investing activities:
      Net (increase) in interest-bearing deposits
      in other financial institutions                              (11)             (2)             (2)
      Net (increase) decrease in federal funds sold             (2,811)           8,765         10,434
      Securities available for sale:
            Proceeds from sales                                      0                0            660
            Proceeds from maturities                            18,242           19,237         22,174
            Payment for purchases                              (17,792)         (24,786)       (20,030)
      Payment for purchase of other investments                      0                0           (310)
      Federal Home Loan stock redemption                             0              356              0
      Net increase in loans                                    (16,822)         (41,223)       (26,378)
      Capital expenditures                                      (1,251)          (1,197)        (3,573)
      Proceeds from sale of premises and equipment                  11                0              1
      Proceeds from sale of other real estate                      459               16             87

Net cash used in investing activities                          (19,975)         (38,834)       (16,937)

Mid-Wisconsin Financial Services, Inc. and Subsidiary

                                Consolidated Statements of Cash Flows
                            Years Ended December 31, 2007, 2006 and 2005
                                             ($000's)
                                                                 2007            2006            2005
      Cash flows from financing activities:
      Net increase in deposits                                 $27,226         $29,600          $9,266
      Net increase (decrease) in short-term borrowings         (15,935)         11,737           7,327
      Proceeds from issuance of long-term borrowings            20,501          25,428               0
      Principal payments on long-term borrowings               (12,500)        (31,000)        (12,000)
      Proceeds from issuance of subordinated debentures              0               0          10,310
      Payment for repurchase of common stock                         0          (2,928)              0
      Issuance of common stock                                       0             576               0
      Proceeds from stock benefit plans                             44              34              15
      Cash dividends paid                                       (1,082)         (2,098)         (2,180)

Net cash provided by financing activities                       18,254          31,349          12,738

Net increase (decrease) in cash and due from banks               3,260          (2,131)          1,675
Cash and due from banks at beginning                            12,111          14,242          12,567

Cash and due from banks at end                                 $15,371         $12,111         $14,242

Supplemental cash flow information:

Cash paid during the year for:
Interest                                                       $16,053         $13,592          $8,208
Income taxes                                                       100           1,923           2,596

Noncash investing and financing activities:

Loans transferred to other real estate                          $5,258            $169             $56
Loans charged-off                                                5,198             113             177
Loans made in connection with the sale                             128               0              41
  of other real estate

The accompanying notes are an integral part of the Consolidated Financial Statements

MID-WISCONSIN FINANCIAL SERVICES, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL BUSINESS ACTIVITY
Mid-Wisconsin Financial Services, Inc. (the "Company") operates as a full-service financial institution with a primary market area including, but not limited to, Clark, Eau Claire, Lincoln, Marathon, Oneida, Price, Taylor and Vilas Counties, Wisconsin. It provides a variety of traditional banking product sales, insurance services, and wealth management services.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Mid-Wisconsin Financial Services, Inc. and its subsidiary, Mid-Wisconsin Bank (the "Bank"), and the Bank's wholly-owned subsidiary, Mid-Wisconsin Investment Corporation. All significant intercompany balances and transactions have been eliminated. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry.

The Company also owns Mid-Wisconsin Statutory Trust 1 ("Trust"), a wholly owned subsidiary that is a variable interest entity because the Company is not the primary beneficiary and, as a result, is not consolidated. The Trust is a qualifying special-purpose entity established for the sole purpose of issuing trust preferred securities. The proceeds from the issuance were used by the Trust to purchase subordinated debentures of the Company, which is the sole asset of the Trust. Liabilities on the consolidated balance sheets include the subordinated debentures related to the Trust, as more fully described in Note 12.

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

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

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

LOANS HELD FOR SALE
Loans held for sale consist of the current origination of certain fixed rate mortgage loans and are recorded at the lower of aggregate cost or fair value. A gain or loss is recognized at the time of the sale reflecting the present value of the difference between the contractual interest rate of the loans sold and the yield to the investor. All loans held for sale at December 31, 2007 and 2006, have a forward sale commitment from an investor. Mortgage servicing rights are not retained.

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

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication the borrower may be unable to make payments as they become due. When loans are placed on nonaccrual or charged- off, all current year unpaid accrued interest is reversed against interest income. The interest on these loans is subsequently accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is established through a provision for loan losses charged to expense as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

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

The allowance for loan losses includes specific allowances related to loans which have been judged to be impaired under current accounting standards. A loan is impaired when, based on current information, it is probable the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. Management has determined that commercial, financial, and agricultural loans and commercial real estate loans that have a nonaccrual status or have had their terms restructured meet this definition. Losses on large groups of homogeneous loans, such as mortgage and consumer loans and leases, are primarily evaluated using historical loss rates. Specific allowances for impaired loans are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

OTHER REAL ESTATE (ORE)
Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell. Rental income from properties is included in other income. Property expenses which include carrying costs related to foreclosed real estate, changes in the valuation allowance and losses (gains) on sale of foreclosed real estate are classified as operation of other real estate within noninterest expense.

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

GOODWILL AND PURCHASED INTANGIBLES
The excess of cost over the net assets acquired (goodwill) is tested for impairment annually. The Company tested for impairment during the fourth quarter and determined there was no impairment of goodwill during 2007. No impairment expense for goodwill was recognized in 2007, 2006, or 2005. The purchased core deposit intangible was fully amortized in 2005.

FEDERAL HOME LOAN BANK (FHLB) STOCK
As a member of the Federal Home Loan Bank system, the Company is required to hold stock in the FHLB based on the anticipated amount of FHLB borrowings to be advanced. This stock is substantially restricted. The stock is pledged as collateral for outstanding FHLB advances. The FHLB of Chicago is under regulatory requirements which require approval of dividend restrictions and stock redemptions. No dividends were received in the fourth quarter of 2007. The stock is evaluated for impairment on an annual basis. However, the stock is viewed as a long-term investment therefore, its value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. FHLB stock is included in the balance sheet caption "other investments" and totals $2,306 at December 31, 2007 and 2006.

INCOME TAXES
Deferred income taxes have been provided under the liability method. Deferred tax assets and liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. Provision (credit) for deferred taxes is the result of changes in the deferred tax assets and liabilities. The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES as of January 1, 2007. The adoption had no affect on the Company's financial statements.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

RATE LOCK COMMITMENTS
The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed rate commitments also considers the difference between current levels of interest rates and the committed rates. The Company's rate lock commitments were $4,758 and $3,446 at December 31, 2007 and 2006, respectively.

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

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

NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This pronouncements will be effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company continues to assess the financial impact, if any, SFAS No. 157 will have on the Company.

In February 2007, The FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES-INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115.

SFAS permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

required to be measured at fair value. SFAS 159 does not change requirements for recognizing and measuring dividend income, interest income, or interest expense. For financial instruments elected to be accounted for at fair value, an entity would report unrealized gains and losses in earnings. The Company continues to assess the impact, if any, SFAS 159 will have on the Company.

NOTE 2- EARNINGS PER SHARE

The following presents a reconciliation of the numerators and denominators of the basic and diluted per share computations (dollars and shares in thousands except per share data):

                                      Year Ended December 31, 2007
                                                                      Weighted
                                                                      Average              Per
                                                       Income          Shares             Share
                                                     (Numerator)    (Denominator)         Amount
Basic earnings per share:
      Income available to common shareholders          $1,118            1,640             $0.68

Effect of dilutive securities:
      Stock options                                         0                1

Diluted earnings per share:
      Income available to common shareholders          $1,118            1,641             $0.68

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

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

NOTE 3- CASH AND DUE FROM BANKS

Cash and due from banks in the amount of $153 and $259 was restricted at December 31, 2007 and 2006, respectively, to meet the reserve requirements of the Federal Reserve System.

In the normal course of business, the Bank maintains cash and due from bank balances with correspondent banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Total uninsured balances at December 31, 2007 and 2006, were approximately $392 and $130, respectively.

NOTE 4- SECURITIES

The amortized cost, fair value, and gross unrealized gains and losses for the Company's securities available for sale follow:

                                                Gross       Gross
                                   Amortized  Unrealized  Unrealized     Fair
                                      Cost       Gains      Losses       Value
December 31, 2007

U.S. Treasury securities and
 obligations of U.S. government
corporations and agencies              $450         $0         $1          $449
Mortgage-backed securities           63,358        211        714        62,855
Obligations of states and
political subdivisions               17,550        185         11        17,724
Corporate debt securities             1,375          0          3         1,372

Total debt securities                82,733        396        729        82,400
Equity securities                       151          0          0           151

Totals                              $82,884       $396       $729       $82,551

December 31, 2006

U.S. Treasury securities and
 obligations of U.S. government
corporations and agencies              $450         $0        $11          $439
Mortgage-backed securities           57,373         91      1,083        56,381
Obligations of states and
political subdivisions               22,963        186         34        23,115
Corporate debt securities             2,375         11          0         2,386

Total debt securities                83,161        288      1,128        82,321
Equity securities                       151          0          0           151

Totals                              $83,312       $288     $1,128       $82,472

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

The amortized cost and fair value of debt securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in estimated fair value.

                                             Amortized            Fair
Debt Securities Available for Sale              Cost             Value
Due in one year or less                        $4,565            $4,569
Due after one year through five years           9,451             9,562
Due after five years through ten years          4,832             4,887
Due after ten years through fifteen years         527               527
Mortgage-backed securities                     63,358            62,855

Total debt securities available for sale      $82,733           $82,400

There were no sales of securities during 2007 and 2006. There were proceeds of $660 from the sale of a security during 2005, with $4 of gross realized losses.

Securities with a carrying value of $47,361 and $47,355 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

The following tables show investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31:

                                  Less Than 12 Months                 12 Months or More         Total
                                  Fair      Unrealized     Fair      Unrealized     Fair      Unrealized
Description of Securities         Value       Losses       Value       Losses       Value       Losses
2007
U.S. Treasury obligations and
 direct obligations of U.S.
government agencies                 $0           $0         $449           $1        $449           $1
Mortgage-backed securities       4,141           39       32,298          675      36,439          714
Corporate securities               346            3          -            -           346            3
Obligations of states and
political subdivisions             -             -         1,593           11       1,593           11

Total temporarily impaired
securities                      $4,487          $42      $34,340         $687     $38,827         $729
2006
U.S. Treasury obligations and
 direct obligations of U.S.
government agencies                 $0           $0         $439          $11        $439          $11
Mortgage-backed securities       4,486           16       39,572        1,067      44,058        1,083
Obligations of states and
political subdivisions           2,547            3        3,051           31       5,598           34

Total temporarily impaired
securities                      $7,033          $19      $43,062       $1,109     $50,095       $1,128

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

At December 31, 2007, 94 debt securities have unrealized losses with aggregate depreciation of 1.84% from the Company's amortized cost. These unrealized losses relate principally to the increase in interest rates and are not due to changes in the financial condition of the issuer. In analyzing an issuer's financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts' reports, and the length of time that a decline has occurred. Since the Company has the ability to hold debt securities until maturity (or the foreseeable future for securities available for sale), no declines are deemed to be other than temporary.

NOTE 5- LOANS

The composition of loans at December 31 is as follows:

                        2007        2006
Commercial            $39,892     $61,778
Agricultural           40,804      42,936
Real estate:
  Construction         45,959      26,105
  Commercial          114,028     113,738
  Residential         107,239      97,711
Installment            10,066       9,179

Total loans          $357,988    $351,447

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

The Company's loans are concentrated predominantly in central and northern Wisconsin. At December 31, 2007, total loans to any group of customers engaged in similar activities and having similar economic characteristics were 14% of total loans for the dairy industry and 10% for the commercial retail industry.

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

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

                                        2007        2006
Loans outstanding, January 1           $1,062        $938
New loans                               3,577       1,240
Repayments                               (603)     (1,116)

Loans outstanding, December 31         $4,036      $1,062

NOTE 6- ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31 follows:

                                           2007        2006        2005
Balance, January 1                        $8,184      $3,028      $2,820
Provision charged to operating expense     1,140       5,133         342
Recoveries on loans                           48         135          43
Loans charged-off                         (5,198)       (112)       (177)

Balance, December 31                      $4,174      $8,184      $3,028

The aggregate amount of nonaccrual loans was $6,261 and $6,486 at December 31, 2007 and 2006, respectively. Nonaccrual loans are generally those that are contractually past due 90 days or more as to interest or principal payments. If nonaccrual loans had been current, approximately $323, $295, and $98 of interest income would have been recognized for the years ended December 31, 2007, 2006, and 2005, respectively.

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

An analysis of impaired loans at December 31 follows:

                                                     2007        2006
Impaired loans with a valuation allowance           $5,291      $5,573
Impaired loans without a valuation allowance           757       1,551

Total impaired loans                                 6,048       7,124
Less - specific allowance for loan losses              961       4,626

Net investment in impaired loans                    $5,087      $2,498

                                               2007        2006        2005
Average recorded investment                   $2,420      $1,020        $923

Interest income recognized                      $352        $142         $33

Interest income recognized using cash basis     $150         $31         $35

Impaired loans described above include $500 at December 31, 2007 and $5,146 at December 31, 2006 in loans to a business entity and its owners. At December 31, 2006, a specific allowance for loan loss of $4,600 related to this borrower was established and contemplated the 2007 repurchase of $6,268 in loan participations. During 2007, the borrower surrendered the properties and collateral involved in the transaction over to the Bank and a loan charge-off of $4,600 was recorded. See also Note 8- Other Real Estate.

NOTE 7- PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

                                           2007        2006
Land and Improvements                     $2,018      $2,018
Buildings                                  8,925       8,681
Furniture and equipment                    7,054       6,171

Total cost                                17,997      16,870
Less - Accumulated depreciation            8,419       7,538

Premises and equipment, net               $9,578      $9,332

Depreciation and amortization charged to operating expense totaled $992 in 2007, $864 in 2006, and $706 in 2005.

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

The Bank leases certain of its facilities and equipment. Rent expense under such operating leases was $156, $94, and $63 in 2007, 2006, and 2005, respectively. The future minimum lease payments that have initial or remaining noncancellable lease terms in excess of one year for 2008 through 2010 are $115 per year, $85 for 2011, and $49 for 2012, respectively.

NOTE 8- OTHER REAL ESTATE

Other real estate, which is included in Other Assets on the balance sheet, consists of the following as of December 31:

                                                     2007        2006
Beginning Balance                                     $130          $0
Transfer of loans at net realizable value to ORE     5,258         169
Sales/lease proceeds, net                             (459)        (16)
Loans made in sale of ORE                             (128)         -
Net loss from sale of ORE                             (106)         (9)
Provision charged to operations-net                 (2,343)        (14)

Total other real estate                             $2,352        $130

An analysis of the valuation allowance for losses on other real estate for the years ended December 31 follows:

                                            2007        2006        2005
Balance, January 1                             $0        $0          $0
Provision charged to operations-gross       2,443         0           0
Amounts related to ORE disposed of           (100)        0           0

Balance, December 31                       $2,343        $0          $0

The largest asset in other real estate as of December 31, 2007 is the properties associated with the former car dealership of the impaired borrower described in Note 6. The amount remaining as nonperforming assets, included in ORE or nonaccrual loans, related to the impaired borrower totaled $2,796 at December 31, 2007.

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

NOTE 9- INTEREST-BEARING DEPOSITS

The composition of interest-bearing deposits as of December 31, 2007, follows:

Interest-bearing demand deposits                     $27,845
Money market deposits                                 83,729
Other savings deposits                                21,047
IRA and retirement accounts                           32,943
Brokered deposits                                     49,844
Certificates of deposit                              106,940

Total interest-bearing deposits                     $322,348

Deposits from the Company's directors, executive officers, and affiliated companies in which they are principal owners totaled $4,887 and $4,987 at December 31, 2007 and 2006, respectively.

Interest-bearing deposits include approximately $96,203 of deposits in denominations of $100,000 or greater at December 31, 2007. The scheduled maturities for IRA and retirement accounts, brokered deposits, and certificates of deposit at December 31, 2007, follows:

3 months or less                                   $55,185
Over 3 months, less than or equal to 6 months       41,395
Over 6 months, less than or equal to 12 months      46,848
     2008                                          143,428

     2009                                           29,529
     2010                                           12,816
     2011                                            3,776
     2012 and thereafter                               380

Total                                             $189,929

NOTE 10- SHORT-TERM BORROWINGS

Short-term borrowings at December 31 consist of the following:

                                                2007       2006
Federal funds purchased                            $0    $17,527
Securities sold under repurchase agreements    15,346     13,754

Totals                                        $15,346    $31,281

The Company pledges U.S. agency securities available for sale as collateral for repurchase agreements and other public deposits. The fair value of pledged securities totaled $20,184 and $27,609 at December 31, 2007 and 2006, respectively.

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended December 31:

                                         2007         2006         2005
Weighted average rate at December 31      1.82%        5.00%        3.22%

For the year:
  Highest month-end balance            $34,958      $36,166      $39,552
  Daily average balance                 17,939       21,890       26,615
  Weighted average rate                   4.31%        4.31%        2.91%

NOTE 11- LONG-TERM BORROWINGS

Long-term borrowings, which include advances from the Federal Home Loan Bank, consist of the following at December 31:

                                                          2007        2006
3.58% to 3.87% fixed rate, interest payable monthly
with principal due during 2007                               $0      $7,500

3.67% to 5.51% fixed rate, interest payable monthly
with principal due during 2008                           12,500      12,500

3.87% to 5.31% fixed rate, interest payable monthly
with principal due during 2009                           13,368      10,867

4.74% to 5.37% fixed rate, interest payable monthly
with principal due during 2010                            5,061       2,561

4.62% fixed rate, interest payable monthly
with principal due during 2011                              -         5,000

4.97% to 5.12% fixed rate, interest payable monthly
with principal due during 2012, callable 2009            10,500         -

Quarterly interest payable reset to LIBOR currently
at 4.88%, with principal due 2014, callable 2009          5,000         -

Totals                                                  $46,429     $38,428

FHLB advances of $41,429 and $38,428 at December 31, 2007 and 2006, respectively, are secured by FHLB stock, a comprehensive listing of one-to-four-family real estate loans, multi-family mortgage loans, municipal bonds, and mortgage-backed securities totaling approximately $73,630 and $59,900 at December 31, 2007 and 2006, respectively. Other borrowings of $5,000 at December 31, 2007 are secured by investment securities totaling $6,731.

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

NOTE 12- SUBORDINATED DEBENTURES

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

NOTE 13- INCOME TAXES

The components of the income tax provision for the years ended December 31 are as follows:

                                           2007         2006         2005
Current income tax expense (benefit):
  Federal                                  ($501)      $1,697       $2,051
  State                                      -            353          381

    Total current                           (501)       2,050        2,432

Deferred income tax expense (benefit):
  Federal                                    642       (1,607)        (141)
  State                                      (96)        (402)         (16)

    Total deferred                           546       (2,009)        (157)

Total provision for income taxes             $45          $41       $2,275

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                    2007                 2006                 2005
                                        Percent              Percent              Percent
                                       of Pretax            of Pretax            of Pretax
                              Amount    Income     Amount    Income     Amount    Income
Tax expense at
statutory rate                  $395     34.0%       $386     34.0%     $2,265     34.0%
Increase (decrease) in
 taxes resulting from:
  Tax-exempt interest           (266)   (22.9)       (281)   (24.7)       (296)    (4.4)
  State income taxes             (63)    (5.4)        (32)    (2.8)        241      3.6
  Bank-owned life
    insurance                    (38)    (3.3)        (37)    (3.3)        (37)    (0.6)
  Other                           17      1.5           5      0.4         102      1.5

Provision for income taxes       $45      3.9%        $41      3.6%     $2,275     34.1%

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of the net deferred taxes as of December 31 are as follows:

                                                       2007              2006
Deferred tax assets:
  Allowance for loan losses                           $1,228            $2,880
  Valuation allowance for other real estate              922                -
  Deferred compensation                                  419               433
  State net operating losses                             321               107
  Purchased deposit intangible                           272               330
  Unrealized loss on securities available for sale       118               294

Totals                                                 3,280             4,044
Less - Valuation allowance                               140               107

  Total deferred tax assets                            3,140             3,937

Deferred tax liabilities:
  Premises and equipment                                 134               157
  FHLB stock                                             215               215
  Prepaid expense and other                               58               110

  Total deferred tax liabilities                         407               482

Net deferred tax asset                                $2,733            $3,455

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

Both the Company and the Bank pay state income taxes on their individual net earnings. At December 31, 2007, tax net operating losses at the Company of approximately $2,677 existed to offset future state taxable income. These net operating losses will begin to expire in 2009. The valuation allowance has been recognized to adjust deferred tax assets to the amount of tax net operating losses expected to be realized. If realized, the tax benefit for this item will reduce current tax expense for that period.

NOTE 14- SELF-FUNDED INSURANCE

The Company has implemented a self-funded health care plan which provides medical benefits to employees, retirees, and their dependents. This health care cost is expensed as incurred. The health care expense is based upon actual claims paid, reinsurance premiums, administration fees, and unpaid claims at year-end. The Company buys reinsurance to cover catastrophic individual claims over $30.

Health care expense for 2007, 2006, and 2005 was $850, $385, and $566, respectively. A liability of $166 has been recognized for claims outstanding at December 31, 2007. Management believes this liability is sufficient to cover estimated claims including claims incurred but not yet reported.

NOTE 15- RETIREMENT PLANS

The Company sponsors a defined contribution plan referred to as the Profit Sharing and 401(k) Plan. The plan is available to substantially all employees. The Company matches 100% of participant contributions to the plan up to 5% of pay deferred. Additional discretionary contributions can be authorized by the Board of Directors. Total expense associated with the plan was $533, $489, and $433 for the years ended December 31, 2007, 2006, and 2005, respectively.

The Company has a nonqualified deferred directors' fee compensation plan which permits directors to defer all or a portion of their compensation into a stock equivalent account or a cash account. The benefits are payable after a director's resignation from the Board of the Company in a lump-sum or in installments over a period not in excess of five years. Included in other liabilities is the estimated present value of future payments of $980 and $1,059 at December 31, 2007 and 2006, respectively. The expense (benefit) associated with deferred stock account is impacted by the market price of the Company stock. Expense (benefit), including directors' fees, associated with this plan was $(18), $236, and $199 in 2007, 2006, and 2005, respectively.

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

NOTE 16- EMPLOYEE STOCK PURCHASE, STOCK OPTION, AND OTHER STOCK PURCHASE PLANS

EMPLOYEE STOCK PURCHASE PLAN
Under the Company's Employee Stock Purchase Plan, the Company is authorized to issue up to 50,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose each year to have up to 5% of their annual gross earnings withheld to purchase the Company's common stock. Stock is purchased by employees under the plan annually. The purchase price of the stock is 95% of the lower of its beginning-of-year or end-of-year market price. Approximately 37% of eligible employees participated in the plan during 2007. As of December 31, 2007, 44,674 shares of common stock remain reserved for future grants to employees under the Employee Stock Purchase Plan approved by the stockholders.

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

The fair value of stock options granted in 2007, 2006, and 2005 was estimated at the date of grant using the Black-Scholes methodology. The following assumptions were made in estimating the fair value for options granted for the years ended December 31:

                                          2007        2006        2005
Dividend yield                            3.54%       3.78%       4.18%
Risk-free interest rate                   4.69%       4.27%       4.26%
Weighted average expected life (years)       7           7          10
Expected volatility                      11.43%       9.07%       8.88%

The weighted average fair value of options at their grant date, using the assumptions shown above, was computed at $2.08 per share for options granted in 2007, $2.18 per share for options granted in 2006, and $2.54 per share for options granted in 2005. Total compensation expense of $26 and $25 was recognized during 2007 and 2006, respectively. As of December 31, 2007, there was $59 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over the next three years.

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

The following table summarizes information regarding stock options at December 31, 2007:

                          Outstanding Options                       Exercisable Options
                                   Weighted
                    Number         Average         Weighted        Number         Weighted
Range of          Outstanding     Remaining        Average       Exercisable      Average
Exercise             at          Contractual       Exercise          at           Exercise
Prices            12/31/2007        Life            Price         12/31/2007       Price
$25.50 to $38.25    49,788        8.3 years         $33.82          20,589         $31.55

The intrinsic value of all outstanding options and exercisable options as of December 31, 2007, was $0.

For the years ended December 31, 2005, 2006, and 2007, activity in stock options outstanding was as follows:

                                               Weighted
                                               Average
                              Shares            Price
December 31, 2004             12,446            $27.75
Options granted                3,173             33.70
Options exercised                -
Options forfeited                -

December 31, 2005             15,619             28.96
Options granted               32,958             36.24
Options exercised               (994)            28.25
Options forfeited               (741)            35.83

December 31, 2006             46,842             33.99
Options granted                6,500             32.50
Options exercised               (233)            30.26
Options forfeited             (3,321)            33.84

December 31, 2007             49,788            $33.82

The intrinsic value of the incentive stock options exercised during 2007 was $1.

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

The following is a summary of nonvested shares as of December 31, 2007, and changes during the year:

                                               Average
                             Weighted           Fair
                              Number            Value
December 31, 2006             32,273            $1,169
Options granted                6,500               211
Options vested                (7,567)             (274)
Options forfeited             (2,007)              (72)

December 31, 2007             29,199            $1,034

As of December 31, 2007, 210,366 shares of common stock remain reserved for future grants to officers and key employees under the incentive stock option plan approved by the stockholders.

OTHER STOCK PURCHASE PLAN
An employment agreement allowed an employee the right, which expired on February 14, 2006, to purchase 20,000 shares of stock at a price of $36.00 per share. The proceeds of $576, which represents the purchase of 16,000 shares, was received. The intrinsic value of this right was $32.

NOTE 17- STOCKHOLDERS' EQUITY

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. These requirements take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum risk-based capital ratio of 8%. Of the 8% required, at least half must be comprised of core capital elements defined as "Tier 1" capital. The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3% "Tier 1" capital to assets while lower ranking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and "Tier 1" capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined).

Management believes, as of December 31, 2007, that the Company and the Bank meet all capital adequacy requirements.

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)


As of December 31, 2007 and 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since notification that management believes have changed the Bank's category.

The Company's risk-based capital and leverage ratios are as follows:

                                                         Risk-Based Capital Ratios
                                                       As of                     As of
                                                December 31, 2007          December 31, 2006
                                                Amount       Ratio         Amount       Ratio
Tier I capital                                 $44,491       12.18%       $44,385       12.38%
Tier I capital adeqacy minimum requirement      14,612        4.00%        14,336        4.00%

Excess                                         $29,879        8.18%       $30,049        8.38%

Total capital                                  $48,665       13.32%       $48,911       13.65%
Total capital adequacy minimum requirement      29,224        8.00%        28,672        8.00%

Excess                                         $19,441        5.32%       $20,239        5.65%

Risk-adjusted assets                          $365,298                   $358,404

                                                                Leverage Ratios
                                            As of December 31, 2007          As of December 31, 2006
                                              Amount          Ratio            Amount           Ratio
Tier I capital to adjusted total assets      $44,491           9.39%           $44,385           9.63%
Mimimum leverage adequacy requirement     14,226-23,711     3.00%-5.00%     13,840-23,067     3.00%-5.00%

Excess                                  $30,265-$20,780     6.39%-4.39%   $30,545-$21,318     6.63%-4.63%

Adjusted average total assets               $474,210                          $461,344

The following table presents the risk-based capital ratios for the Bank as of:

                           Tier I       Total        Leverage
December 31, 2007          10.29%       11.45%         7.91%
December 31, 2006          10.06%       11.32%         7.79%

Banking subsidiaries are restricted by banking regulations from making dividend payments to shareholders above prescribed amounts and are limited in making loans and advances to the Company. At December 31, 2007, the Bank could have paid approximately $12,500 of additional dividends to the Company without prior regulatory approval. The payment of dividends is subject to the statutes governing state-chartered banks and may be further limited because of the need for the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

The Company has a Dividend Reinvestment Plan which provides shareholders the opportunity to automatically reinvest their cash dividends in shares of the Company's stock. Shares issued under the plan will be either newly issued shares or shares purchased for plan participants in the open market. In accordance with the plan, 150,000 shares of common stock are reserved at December 31, 2007.

NOTE 18- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is shown in the consolidated statements of changes in stockholders' equity. The Company's accumulated other comprehensive income
(loss) is comprised of the unrealized gain or loss on securities available for sale, net of the tax effect. The following shows the activity in accumulated other comprehensive income (loss):

                                                  2007        2006        2005
Accumulated other comprehensive
  income (loss) at beginning                     ($547)      ($598)       $344

Activity:
Unrealized gain (loss) on securities
  available for sale                               507          82      (1,456)
Less - reclassification adjustment for losses        0           0          (5)

Net unrealized gains (losses)                      507          82      (1,451)
Tax effect                                        (175)        (31)        509

Other comprehensive income (loss)                  332          51        (942)

Accumulated other comprehensive
  (loss) at end                                  ($215)      ($547)      ($598)

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

NOTE 19- FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. These commitments at December 31, 2007 and 2006, are as follows:

                                                          2007         2006
Commitments to extend credit:
    Fixed rate                                          $32,836      $26,281
    Adjustable rate                                      28,755       29,899

Standby and irrevocable letters of credit - Fixed rate    4,480        4,307

Credit card commitments                                   5,054        5,669

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

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

NOTE 20- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

SECURITIES - Fair values are based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Federal Home Loan Bank stock is carried at cost.

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

LONG-TERM BORROWINGS - The fair values are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

SUBORDINATED DEBENTURES - Fair value of debt is based on current rates for similar financing.

ACCRUED INTEREST - The carrying amount of accrued interest approximates its fair value.

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

OFF-BALANCE SHEET INSTRUMENTS - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the counter parties. Since this amount is immaterial, no amounts for fair value are presented.

                                     2007                    2006
                             Carrying   Estimated    Carrying   Estimated
                              Amount    Fair Value    Amount    Fair Value
Financial assets:
  Cash and short-term
    investments               $18,584     $18,584     $12,502     $12,502
  Securities and other
    investments                85,167      85,167      85,088      85,088
  Net loans                   354,982     359,955     343,479     346,902
  Accrued interest
    receivable                  2,474       2,474       2,474       2,474

Financial liabilities:
  Deposits                    369,479     373,882     342,253     347,151
  Short-term borrowings        15,346      15,346      31,281      31,281
  Long-term borrowings         46,429      46,977      38,428      38,584
  Subordinated debentures      10,310      10,310      10,310      10,310
  Accrued interest payable      2,691       2,691       2,180       2,180

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

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

NOTE 21- CONDENSED FINANCIAL INFORMATION- PARENT COMPANY ONLY

                          Balance Sheets
                    December 31, 2007 and 2006
                                                   2007           2006
Assets

Cash and due from banks                           $4,091          $5,099
Investment in bank subsidiary                     37,295          35,407
Investment in nonbank subsidiary                     310             310
Securities available for sale - at fair value        100             100
Premises and equipment                             3,162           3,263
Other assets                                         269             646

TOTAL ASSETS                                     $45,227         $44,825

Liabilities and Stockholders' Equity

Subordinated debentures                          $10,310         $10,310
Accrued interest payable                              27              27
Accrued expense and other liabilities                319             355

Total liabilities                                 10,656          10,692

Total stockholders' equity                        34,571          34,133

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $45,227         $44,825

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

NOTE 21- CONDENSED FINANCIAL INFORMATION- PARENT COMPANY ONLY (CONTINUED)

                            Statements of Income
              Years Ended December 31, 2007, 2006, and 2005
                                                 2007          2006         2005
Income:
  Dividends from subsidiary                       $0          $500        $1,850
  Interest                                       154           259            98
  Management fee and service fee                 365            61             0
  Rental income                                  137           131            44
  Other                                           32            48            14

    Total income                                 688           999         2,006

Expenses:
  Interest on subordinated debentures            614           614           131
  Salaries and benefits                          477           330            98
  Other                                          220           430           271

    Total expenses                             1,311         1,374           500

Income (loss) before credit for income
 taxes and equity in undistributed
 net income of subsidiary                       (623)         (375)        1,506
Credit for income taxes                         (212)         (297)         (117)

Income (loss) before equity in undistributed
 net income of subsidiary                       (411)          (78)        1,623
Equity in undistributed net income
 of subsidiary                                 1,529         1,173         2,765

Net income                                    $1,118        $1,095        $4,388

            DECEMBER 31, 2007, 2006, AND 2005 ($000'S EXCEPT SHARE DATA)

NOTE 21- CONDENSED FINANCIAL INFORMATION- PARENT COMPANY ONLY (CONTINUED)

                                   Statements of Cash Flows
                        Years Ended December 31, 2007, 2006, and 2005
                                                              2007              2006              2005
Increase (decrease) in cash and due from banks:

  Cash flows from operating activities:
    Net income                                               $1,118            $1,095            $4,388
    Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
     Provision for depreciation                                 101                99                30
     Stock-based compensation                                    26                30                 8
     Equity in undistributed net income of
      subsidiary                                             (1,529)           (1,173)           (2,765)
     Changes in operating assets and liabilities:
       Other assets                                             350              (328)              246
       Other liabilities                                        (36)               81                52

  Net cash provided by (used in) operating activities            30              (196)            1,959

  Cash flows from financing activities:
    Investment in nonbank subsidiary                              0                 0              (310)
    Capital expenditures                                          0               (94)           (2,508)

  Net cash used in investing activities                           0               (94)           (2,818)

  Cash flows from financing activities:
    Proceeds from stock benefit plans                            44                34                15
    Proceeds from issuance of subordinated
      debentures                                                  0                 0            10,310
    Issuance of common stock                                      0               576                 0
    Payment for repurchase of common stock                        0            (2,928)                0
    Cash dividends paid                                      (1,082)           (2,098)           (2,181)

  Net cash provided by (used in) financing
  activities                                                 (1,038)           (4,416)            8,144

Net increase (decrease) in cash and due from banks           (1,008)           (4,706)            7,285
Cash and due from banks at beginning                          5,099             9,805             2,520

Cash and due from banks at end                               $4,091            $5,099            $9,805

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A (T).  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES: As of the end of the period covered by this report, management, under the supervision, and with the participation, of our President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) pursuant to Exchange Act Rule 13a-15. The President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

      REPORT BY MID-WISCONSIN FINANCIAL SERVICES, INC`s MANAGEMENT
              ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining an effective system of internal control over financial reporting, as such term is defined in section 13a-15(f) of the Securities and Exchange Act of 1934. The Company's system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the Company's system of internal controls over financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2007, the Company maintained effective internal control over financial reporting based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING: There were no changes in the internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors is incorporated in this Form 10-K by this reference to the disclosure under the caption "Proposal No.1- Election of Directors - Election of Directors" in our 2008 Proxy Statement dated March 20, 2008 (the "2008 Proxy Statement").

The executive officers of Mid-Wisconsin as of March 1, 2008, their ages, offices and principal occupation during the past five years are set forth below:

NAME                OFFICES AND POSITIONS HELD                 DATE OF ELECTION
James F. Warsaw     President, Chief Executive Officer         December 2005
Age:  57            of Mid-Wisconsin and Bank

                    Previously, Bank Consultant, November
                    2003 to December 2005; Executive Vice
                    President, Bank of Ann Arbor, February
                    2003 to November 2003; President and
                    COO, Amcore Bank, NA, December 1998 to
                    April 2001

Paul H. Ewig        Chief Financial Officer of Mid-Wisconsin   October 2006
Age:  56            and Bank

                    Previously, Financial Services Consultant
                    September 2003-October 2006; Chief
                    Financial Officer Marshall & Ilsley Trust
                    Company April 1997-August 2003 and
                    also Chief Operating Officer August
                    2002-August 2003.

William A. Weiland  Secretary and Treasurer of Mid-Wisconsin    May 1998
Age:  53            and Regional President of Bank-Central
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

CODE OF ETHICS

We have adopted an ethics policy for all employees and a conflict of interest policy for our directors. We have also adopted a Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers which covers the Chief Executive Officer, each Vice President, and the Secretary, Treasurer, and the Chief Financial Officer. The Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers has been posted on the website of the Bank under "Mid-Wisconsin Financial Services - Investor Relations." See www.midwisc.com/invstrelation/invest_relation.htm. In the event we amend or waive any provision of the Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers, we intend to disclose such amendment or waiver at the website address where the code may also be found.

AUDIT COMMITTEE

The Board of Directors has appointed an Audit Committee in accordance with
Section 3(a) (58) (A) of the Exchange Act. Mr. Lundin (chairman), Ms. Hemer, Mr. Hallgren and Mr. Schoofs serve on the Audit Committee (Mid-Wisconsin is not a "listed issuer" as defined in SEC Rule 10A-3).

FINANCIAL EXPERT

The SEC has adopted rules which require us to disclose whether one of the members of the Audit Committee qualifies under SEC rules as an "audit committee financial expert." We are not required to have such an expert on our Audit Committee. Based on its review of the SEC rules, at this time, the Board does not believe that any member of the Audit Committee can be classified as an "audit committee financial expert."

Under SEC regulations, an "audit committee financial expert" must have the attributes and experience of a person who has been actively involved in the preparation, auditing, or evaluation of public company financial statements. While it may be possible to recruit a director having these specific qualifications, our size and geographic location make such a task difficult, and the Board believes that it is more important that directors satisfy the criteria described in the 2008 Proxy Statement under "Proposal No.1-Election of Directors- Nominations for Director - QUALIFICATIONS." These criteria include an understanding of our market area, customer base, and scope of operations. The Board believes that it is not in our best interests to nominate a director who does not possess these characteristics solely to acquire a director meeting the definition of an "audit committee financial expert" under SEC regulations.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to director compensation is incorporated in this Form 10-K by this reference to the disclosure in the 2008 Proxy Statement under the sub-caption "Proposal No. 1 - Election of Directors - Director Compensation for 2007."

Information relating to the compensation of executive officers is incorporated in this Form 10-K by this reference to the disclosure in the 2008 Proxy Statement under the caption "Executive Officer Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Information relating to security ownership of certain beneficial owners is incorporated in this Form 10-K by this reference to the disclosure in the 2008 Proxy Statement under the caption "Beneficial Ownership of Common Stock" through the table ending at the sub-caption "- Section 16(a) Beneficial Ownership Reporting Compliance."

The following table sets forth, as of December 31, 2007, information with respect to compensation plans under which our common stock is authorized for issuance:

                                                                       Number of securities remaining
                    Number of securities to be    Weighted-average     available for future issuance
                     issued upon exercise of      exercise price of     under equity compensation
                      outstanding options,       outstanding options,   plans (excluding securities
                      warrants and rights        warrants and rights      reflected in column (a))
Plan Category                 (a)                        (b)                         (c)
Equity compensation
plans approved by
security holders          49,788 (1)                $  33.82  (1)                 405,040 (2)

   (1) Shares issuable upon exercise of options granted pursuant to the 1999 Stock Option Plan.
   (2) Includes 210,366 shares issuable under the 1999 Stock Option Plan, 150,000 shares available under the Dividend Reinvestment Plan and 44,674 shares available under the Employee Stock Purchase Plan. The purchase period for shares under the Employee Stock Purchase Plan is the last business day of the fiscal year and, accordingly, there were no shares subject to option as of December 31, 2007, under the plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions with directors and officers, and the independence of directors, is incorporated in the Form 10-K by this reference to the disclosure in the 2008 Proxy Statement under the sub-caption "Governance of the Company - The Board - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "Governance of the Company - The Board- DIRECTOR INDEPENDENCE."

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to the fees and services of our principal accountant is incorporated into this Form 10-K by this reference to the disclosure in the 2008 Proxy Statement under the sub-captions "Audit Committee Report and Related Matters - Independent Auditor Fees," and "- Audit Committee Pre-Approval Policy."

                                PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   DOCUMENTS FILED AS PART OF THIS REPORT:

      (1)  FINANCIAL STATEMENTS

            DESCRIPTION                                                 PAGE

      MID-WISCONSIN FINANCIAL SERVICES, INC.
      CONSOLIDATED FINANCIAL STATEMENTS

        Independent Auditor's Report                                      38

        Consolidated Balance Sheets as of December 31, 2007 and 2006      39

        Consolidated Statements of Income for the year ended
          December 31, 2007, 2006, and 2005                               40

        Consolidated Statements of Changes in Stockholders' Equity
          for the year ended December 31, 2007, 2006, and 2005            41

        Consolidated Statements of Cash Flows for the year ended
          December 31, 2007, 2006, and 2005                               42

        Notes to Consolidated Financial Statements                        44

      (2)  NO FINANCIAL STATEMENT SCHEDULES ARE REQUIRED BY ITEM 8 OR ITEM 15(C)

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

      4.1 Indenture dated October 14, 2005 between Mid-Wisconsin Financial Services, Inc., as issuer, and Wilmington Trust Company, as trustee, including the form of Junior Subordinated Debenture as Exhibit A thereto (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K dated October 14, 2005)

      4.2 Guarantee Agreement dated October 14, 2005, between Mid-Wisconsin Financial Services, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (incorporated by reference to Exhibit 1.2 to the Registrant's Current Report on Form 8-K dated October 14, 2005)

      4.3 Amended and Restated Declaration of Trust dated October 14, 2005, among Mid-Wisconsin Financial Services, Inc., as Sponsor, Wilmington Trust Company, Institutional and Delaware Trustees, and Administrators named thereto, including the form of Trust Preferred Securities (incorporated by reference to Exhibit 1.3 to the Registrant's Current Report on Form 8-K dated October 14, 2005)

      10.1* Mid-Wisconsin Financial Services, Inc. Directors' Deferred Compensation Plan as last amended January 30, 2008

      10.2* Mid-Wisconsin Financial Services, Inc. 2005 Directors' Deferred Compensation Plan as last amended January 30, 2008

      10.3* Director Retirement Bonus Policy (incorporated by reference to
      Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

      10.4* Mid-Wisconsin Financial Services, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form
      10-K for the fiscal year ended December 31, 2000)

      10.5* Mid-Wisconsin Financial Services, Inc. 1999 Stock Option Plan, as amended December 20, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

      10.6* Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

      10.7* Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

      10.8* Employment Agreement - James F. Warsaw as amended July 25, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 10-Q for the quarterly period ended September 30, 2007)

      10.9* Summary of Employment Agreement for Paul H. Ewig (incorporated by reference to the Registrant's Current Report on Form 8-K dated September 27, 2006)

      10.10* 2007 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 10-Q for the quarterly period ended June 30, 2007)

      21.1 Subsidiaries of the Registrant

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

(b)   EXHIBITS

      See Item 15(a) (3)

(c)   FINANCIAL SCHEDULES

      Not applicable

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2008.

                                       MID-WISCONSIN FINANCIAL SERVICES, INC.


                                           JAMES F. WARSAW
                                           James F. Warsaw, President and Chief
                                           Executive Officer

                                           WILLIAM A. WEILAND
                                           William A. Weiland, Secretary and
                                           Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 20, 2008, and in the capacities indicated.


KIM A. GOWEY                               JAMES F. WARSAW
Kim A. Gowey, Chairman of the Board,       James F. Warsaw, President and
and a Director                             Chief Executive Officer
                                           (Principal Executive Officer and a
                                           Director)

JAMES F. MELVIN                            PAUL H. EWIG
James F. Melvin, Vice Chairman of          Paul H. Ewig
the Board, and a Director                  Chief Financial Officer

JAMES P. HAGER                             BRIAN B. HALLGREN
James P. Hager, Director                   Brian B. Hallgren, Director

KATHRYN M. HEMER                           FREDERICK T. LUNDIN
Kathryn M. Hemer, Director                 Frederick T. Lundin, Director

KURT D. MERTENS                            ROBERT J. SCHOOFS
Kurt D. Mertens, Director                  Robert J. Schoofs, Director

                             EXHIBIT INDEX<dagger>
                                   TO
                                FORM 10-K
                                   OF
                  MID-WISCONSIN FINANCIAL SERVICES, INC.
                  FOR THE PERIOD ENDED DECEMBER 31, 2007
               Pursuant to Section 102(d) of Regulation S-T
                    (17 C.F.R. <section>232.102(d))



10.1   Directors' Deferred Compensation Plan, as amended January 30, 2008

10.2   2005 Directors' Deferred Compensation Plan, as amended January 30, 2008

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