Form 10-Q
period 2008-03-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2008-05-08
CIK 785024

FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2008

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from. . . . . . . to. . . . . . .

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
     Large accelerated filer [ ]     Accelerated filer [ ]
     Non-accelerated filer [ ] (Do not check if a smaller reporting company)
                                     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes [ ]   No [X]

As of May 5, 2008 there were 1,642,235 shares of $0.10 par value common stock outstanding.

                     MID-WISCONSIN FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                     PAGE

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets
                  March 31, 2008 and December 31, 2007               3

                  Consolidated Statements of Income
                  Three Months Ended March 31, 2008 and 2007         4

                  Consolidated Statements of Changes in
                  Stockholders' Equity
                  Three Months Ended March 31, 2008                  5

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2008 and 2007        5-6

                  Notes to Consolidated Financial Statements        7-11

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations    11-24

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                 25

         Item 4.  Controls and Procedures                           25

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                 25

         Item 1A. Risk Factors                                      25

         Item 2.  Unregistered Sales of Equity Securities
                  and Use of Proceeds                               25

         Item 3.  Defaults Upon Senior Securities                   26

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                  26

         Item 5.  Other Information                                 26

         Item 6.  Exhibits                                          26

                  Signatures                                        27

                  Exhibit Index                                     28

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                        Mid-Wisconsin Financial Services, Inc.
                                  and Subsidiary
                         Consolidated Balance Sheets ($000's)
                                                            March 31, 2008      December 31, 2007
                                                              (Unaudited)           (Audited)
ASSETS
Cash and due from banks                                            $9,213              $15,371
Interest-bearing deposits in other financial institutions              33                   33
Federal funds sold                                                  5,370                3,180
Securities available for sale - at fair value                      83,023               82,551
Loans held for sale - at fair value                                   561                1,168
Loans, net of unamortized fees                                    357,572              357,988
Less: Allowance for loan losses                                    (4,866)              (4,174)
Net loans                                                         352,706              353,814
Accrued interest receivable                                         2,393                2,474
Premises and equipment, net                                         9,325                9,578
Goodwill                                                              295                  295
Other investments - at cost                                         2,616                2,616
Other assets                                                        8,742                9,279
TOTAL ASSETS                                                     $474,277             $480,359
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                      $45,673              $47,131
Interest-bearing deposits                                         316,288              322,348
  Total deposits                                                  361,961              369,479
Short-term borrowings                                              10,693               15,346
Long-term borrowings                                               52,429               46,429
Subordinated debentures                                            10,310               10,310
Accrued interest payable                                            2,178                2,691
Accrued expenses and other liabilities                                961                1,533
Total liabilities                                                 438,532              445,788
Stockholders' equity:
  Common stock-Par value $.10 per share:
Authorized - 6,000,000 shares
Issued and outstanding -
1,642,235 shares in 2008 and 1,641,799 shares in 2007                 164                  164
Additional paid-in capital                                         11,745               11,721
Retained earnings                                                  22,943               22,901
Accumulated other comprehensive gain (loss)                           893                 (215)
Total stockholders' equity                                         35,745               34,571
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $474,277             $480,359

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                        Mid-Wisconsin Financial Services, Inc.
                                  and Subsidiary
                      Consolidated Statements of Income ($000's)
                                   (Unaudited)
                                                            March 31, 2008      March 31, 2007
Interest and dividend income:
  Loans, including fees                                         $6,711              $6,781
  Securities:
     Taxable                                                       775                 679
     Tax-exempt                                                    172                 234
  Other                                                             80                 105
Total interest and dividend income                               7,738               7,799
Interest expense:
  Deposits                                                       2,841               3,235
  Short-term borrowings                                             61                 185
  Long-term  borrowings                                            607                 427
  Subordinated debentures                                          154                 154
Total interest expense                                           3,663               4,001
Net interest income                                              4,075               3,798
Provision for loan losses                                          930                 150
Net interest income after provision for loan losses              3,145               3,648
Noninterest income:
  Service fees                                                     354                 314
  Trust service fees                                               287                 302
  Investment product commissions                                    48                  57
  Other operating income                                           341                 274
Total noninterest income                                         1,030                 947
Noninterest expenses:
  Salaries and employee benefits                                 2,447               2,041
  Occupancy                                                        521                 480
  Data processing and information systems                          185                 196
  Operation of other real estate                                    53                   4
  Legal and professional                                           183                 150
  Other operating expenses                                         681                 697
Total noninterest expenses                                       4,070               3,568
Income before provision for income taxes                           105               1,027
Provision (benefit) for income taxes                              (298)                291
Net income                                                        $403                $736
Basic earnings per share                                         $0.25               $0.45
Diluted earnings per share                                       $0.25               $0.45
Cash dividends declared per share                                $0.22               $0.22

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

                              Mid-Wisconsin Financial Services, Inc.
                                          and Subsidiary
                    Consolidated Statement of Changes in Stockholders' Equity
                                          March 31, 2008
                                            (Unaudited)
                                                                                  Accumulated
                                                         Additional                  Other
                                         Common Stock      Paid-In    Retained   Comprehensive
                                       Shares    Amount    Capital    Earnings        Loss        Totals
Balance, December 31, 2007           1,641,799    $164     $11,721     $22,901       $(215)       $34,571
Comprehensive Income:
Net Income                                                                 403                        403
Other comprehensive gain                                                             1,108          1,108
Total comprehensive income                                                                          1,511
Proceeds from stock purchase plans         436                   9                                      9
Stock-based compensation                                        15                                     15
Cash dividends paid, $.22 per share                                       (361)                      (361)
Balance, March 31, 2008              1,642,235    $164     $11,745     $22,943        $893        $35,745

                       Mid-Wisconsin Financial Services, Inc.
                                 and Subsidiary
                    Consolidated Statements of Cash Flows ($000's)
                                  (Unaudited)
                                                            Three months ended March 31,
                                                                  2008      2007
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                                   $403      $736
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for depreciation and net amortization            254       226
        Provision for loan losses                                  930       150
        (Gain) on premises and equipment disposals                   0        (5)
        Stock-based compensation                                    15         6
        Changes in operating assets and liabilities:
        Loans held for sale                                        607      (594)
        Other assets                                                24      (589)
        Other liabilities                                       (1,085)       (4)
  Net cash provided by (used in) operating activities            1,148       (74)

  Cash flows from investing activities:
     Net decrease in interest-bearing deposits
      in other financial institutions                                0         7
     Net increase in federal funds sold                         (2,190)   (1,072)
     Securities available for sale:
          Proceeds from maturities                               5,948     3,842
          Payment for purchases                                 (4,704)   (2,788)
     Net (increase) decrease in loans                              179    (2,710)
     Capital expenditures                                          (16)     (125)
     Proceeds from sale of premises and equipment                    0        11
  Net cash used in investing activities                           (783)   (2,835)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                   Mid-Wisconsin Financial Services, Inc.
                              and Subsidiary
                Consolidated Statements of Cash Flows ($000's)
                                (Unaudited)
                                                       Three months ended March 31,
                                                             2008          2007
  Cash flows from financing activities:
     Net increase (decrease) in deposits                   (7,518)       19,075
     Net decrease in short-term borrowings                 (4,653)      (19,877)
     Proceeds from issuance of long-term borrowings         7,000             0
     Principal payments on long-term borrowings            (1,000)            0
     Issuance of common stock                                   9             7
     Cash dividends paid                                     (361)         (361)
   Net cash used in financing activities                   (6,523)       (1,156)
Net decrease in cash and due from banks                    (6,158)       (4,065)
Cash and due from banks at beginning                       15,371        12,111
Cash and due from banks at end                             $9,213        $8,046
  Supplemental cash flow information:                        2008          2007
     Cash paid during the year for:
          Interest                                         $4,176        $3,811
          Income taxes                                       $-            $100
  Noncash investing and financing activities:
          Loans transferred to other real estate             $-          $4,630
          Loans charged-off                                  $272        $4,639
          Loans made in connection with the sale of
          other real estate                                  $-            $141

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in our Annual Report on Form 10-K, for the year ended December 31, 2007, should be referred to in connection with the reading of these unaudited interim financial statements.

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

Presented below are the calculations for basic and diluted earnings per share:

                                            Three Months Ended March 31,
                                                2008           2007
                                      (In thousands, except per share data)
Net income                                      $403           $736
Weighted average common shares outstanding     1,642          1,640
Dilutive effect of stock options                   0              2
Diluted weighted average shares outstanding    1,642          1,642
Basic earnings per share                       $0.25          $0.45
Diluted earnings per share                     $0.25          $0.45

Note 3 - Loans

Loan Mix

                          March 31,   % of    December 31,   % of
                            2008      total       2007       total
Commercial                $36,517      10%      $39,892       11%
Commercial real estate    116,839      33%      114,028       32%
Agricultural               40,398      11%       40,804       11%
Real estate construction   49,681      14%       45,959       13%
Real estate residential   104,495      29%      107,239       30%
Installment                 9,642       3%       10,066        3%
Total loans              $357,572     100%     $357,988      100%

Note 4 - Interest-Bearing Deposits

Deposit Mix

                               March 31,   % of    December 31,   % of
                                 2008      total       2007       total
Non-interest bearing demand    $45,673      13%      $47,131       13%
Interest-bearing demand         26,950       7%       27,845        8%
Money market deposits           78,889      23%       83,729       23%
Other savings deposits          21,097       6%       21,047        6%
IRA and retirement accounts     33,934       9%       32,943        9%
Brokered deposits               45,157      12%       49,844       13%
Certificates of deposit        110,261      30%      106,940       28%
Total                         $361,961     100%     $369,479      100%

Note 5 - Fair Value Accounting

We measure or monitor some of our assets on a fair value basis. Fair value is used on a recurring basis for certain assets, such as securities available for sale and loans held for sale, in which fair value is the primary basis of accounting. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. In accordance with SFAS No. 157, we applied the following fair value hierarchy:

     Level 1- Assets for which identical item is traded on an active exchange, such as publicly-traded instruments or futures contracts.

     Level 2-  Assets based on observable market data for similar instruments.

     Level 3- Assets for which significant valuation assumptions are not readily available in the market; instruments valued based on best available data; and considers risk premiums that a market participant would require.

When determining fair value measurements, we consider the principal or most advantageous market in which it would transact, and consider assumptions that market participants would use in pricing the asset. When possible, we look to active and observable markets to price identical assets. When identical assets are not traded in active markets, we look to observable data for similar assets. Nevertheless, certain assets are not actively traded in observable markets, and alternative methods are then used to derive a fair value measurement.

Assets and Liabilities Measured on a Recurring Basis

                                                  Fair Value Measurements at
                                                    March 31, 2008, Using
                                            Quoted
                                           Prices In
                                            Active
                                            Markets     Significant
                      Assets/Liabilities      for          Other       Significant
                       Measured at Fair    Identical    Observable    Unobservable
                            Value           Assets         Inputs         Inputs
                        March 31, 2008     (Level 1)      (Level 2)      (Level 3)
Securities
 available for sale        $83,023            $-           $81,071        $1,952

In estimating the fair values for investment securities available for sale, we believe that independent third-party market prices are the best evidence of exit price and where available, base our estimates on such prices. If such third-party market prices are not available, our third-party custodian provides fair value based on the market prices of similar instruments or recent trades of similar type-instruments, or third-party broker quotes are estimated whose inputs may be unobservable. When market observable data is not available, the valuation of financial instruments becomes more subjective and involves substantial judgment. The need to use unobservable inputs generally results from the lack of market liquidity for certain types of securities, which results in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments.

Level 3 assets are certain investments for which little or no market activity exists or whose value of the underlying collateral is not market observable. Generally, we attempt to obtain third-party pricing through our pricing provider, or through third-party brokers who have experience in valuing certain instruments or have knowledge of similar trading activity in such securities. Even when third-party pricing is available, the limited trading activity and illiquidity resulting from the current market conditions has challenged the observablity of these quotations. Due to the continued illiquidity and credit risk, the market value of these securities is highly sensitive to assumption changes and market volatility. With respect to the trust-preferred securities held as investments, no new non-rated issues have come to market since the securities were issued thereby not allowing a gauge for market value determination. Approximately 2% of the investment securities are classified as Level 3 securities.

The table below presents a reconciliation for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

                                                 Securities
Beginning Balance, January 1, 2008                 $1,652

Total gains or losses (realized/unrealized)            -

Purchases, issuances and settlements                  300

Transfers in and/or out of Level 3                     -

Ending Balance, March 31, 2008                     $1,952

Assets and Liabilities Measured on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:

                                                 Fair Value Measurements at
                                                   March 31, 2008, Using
                                           Quoted
                                          Prices In
                                           Active
                                           Markets    Significant
                    Assets/Liabilities       for        Other       Significant
                     Measured at Fair     Identical   Observable    Unobservable
                          Value            Assets       Inputs         Inputs
                      March 31, 2008      (Level 1)    (Level 2)      (Level 3)
Loans held for sale        $561                           $561

Impaired loans           $6,019                         $6,019

The fair value of loans held for sale is based on observable current price in the secondary market in which loans trade. All loans held for sale are categorized based on commitments received from secondary sources that the loans qualify for placement at the time of underwriting and at an agreed upon price. A gain or loss is recognized at the time of sale reflecting the present value of the difference between the contractual interest rate of the loan and the yield to investors.

A loan is considered impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. The fair value of the loan is based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral-dependent. The fair value is determined based on third-party appraisals, tax bills, sales of similar properties less estimated selling costs and other factors including estimated holding periods if foreclosure occurs. The amount included above represents those impaired loans that are collateral-dependent. Specific allowance for loan loss reserves are established for impaired loans. The carrying value of the impaired loans that were collateral-dependent was $6,019 with a valuation allowance of $985, resulting in an additional provision for loan loss during the quarter of $24.

Note 6- Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 159, the Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No.115. This statement allows companies to elect to measure certain financial assets and liabilities at fair value, and with changes in fair value recognized in the income statement each period. This pronouncement is effective for financial statements issued for fiscal years beginning after January 1, 2008 and at this time, we did not elect to adopt the fair value option for any financial assets or liabilities. We are continuing to study the impact of this statement on our financial results.

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

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations for the three months ended March 31, 2008 and 2007. It is intended to supplement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

Forward-looking statements made in this document are subject to risks and uncertainties. These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management's view as of any subsequent date. Forward-looking estimates and statements involve significant risks and uncertainties and actual results may differ materially
from those presented, either expressed or implied, in this filing.   Factors
that may cause actual results to differ materially from those expressed in the forward-looking statements include (i) other risks and assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2007 under the headings "Forward-Looking Statements" and "Risk Factors" which factors are incorporated herein by reference, and (ii) such other factors as may be described in other filings with the Securities and Exchange Commission ("SEC"). We specifically disclaim any obligation to update factors or to publicly announce the result of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments.

Critical Accounting Policy

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industry in which its operates. This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.
Management believes the following policies are both important to the portrayal of our financial condition and requires subjective or complex judgments, and therefore, are critical accounting policies.

We consider the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover credit losses within the loan portfolio and the material effect that these estimates can have on our results of operations. The components of the allowance represent estimation pursuant to either Statement of Financial Accounting Standards No. ("SFAS") 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. While our evaluation of the allowance for loan losses at March 31, 2008 considers the allowance to be adequate, under adversely different conditions or assumptions, we would need to increase the allowance.

We also consider the accounting policy for other real estate to be a critical accounting policy because of the uncertainty in the timing of the sale of the asset, and ultimate selling price of the foreclosed properties. The fair value is based on appraised or estimated values obtained less estimated costs to sell, and adjusted based on highest and best use of the properties, or other changes. There are uncertainties as to the price we ultimately may accept on the sale of the properties, the holding costs of properties for expenses such as utilities, real estate taxes, and other ongoing expenses and the amount of time before the properties are sold. Such uncertainties may affect future earnings.

All information included in Management's Discussion and Analysis of Financial Condition and Results of Operations is shown in thousands of dollars.

Results of Operations

We reported first quarter net income of $403, or $0.25 per diluted share compared to $736 or $0.45 per diluted share for the first quarter of 2007. Return on average assets for the quarter ended March 31, 2008 was .34% compared to .65% for the same period in 2007. Return on equity for the first quarter 2008 was 4.61% versus 8.71% for the quarter ended March 31, 2007. Cash dividends paid were $0.22 per share for the first quarters ended 2008 and 2007.

Key factors affecting current quarter results were:

   o Since January 22, 2008, the fed funds rate has been reduced 200 basis points to 2.25% at March 31, 2008 and the discount rate dropped by 225 basis points to 2.50%. The magnitude and speed of the rate cuts in the first quarter of 2008 demonstrate the depth of the credit crisis and the government's response to attempt to lay the groundwork for a potential economic recovery.

   o Net interest income on a fully taxable-equivalent basis in the first quarter of 2008 increased 7% over the amount recorded in the related 2007 period. In a comparison of the first quarter for 2008 and 2007, interest income decreased 1% while interest expense on deposits and borrowings decreased 8%.

   o Net interest income on a fully taxable-equivalent basis increased $74 in the first quarter of 2008 over the $4,096 recorded in the fourth quarter of 2007.

   o Loans totaled $357,572 at March 31, 2008 which approximated the amount recorded at December 31, 2007. Total deposits were $361,961 at March 31, 2008 which represented a decline of $7,518 from year-end 2007. With a decline in total assets since December 31, 2007, the level of wholesale borrowings has also been reduced.

   o Net charge-offs for the first quarter of 2008 were $238. Net charge-offs in 2007 included the $4,600 related to the impaired borrower described in the 2007 Annual Report on Form 10-K ("Impaired Borrower"). Excluding this specific 2007 charge-off, net charge-offs totaled $29 for the first quarter of 2007.

   o Nonperforming assets were $10,529 at March 31, 2008 as compared with $9,377 at year-end 2007 and $8,036 at March 31, 2007. The amounts included in nonperforming assets related to the Impaired Borrower totaled approximately $2,800 at March 31, 2008 and December 31, 2007.

   o The allowance for loan losses to period-end loans increased to 1.36% at March 31, 2008 compared with 1.17% and 1.07% at December 31, 2007 and March 31, 2007, respectively.

   o Noninterest income during the first quarter 2008 increased 9% compared to first quarter 2007 due to growth in service charge income and increased prepayment fee income on loans.

   o Noninterest expense increased 14% to $4,070 at March 31, 2008. The costs associated with hiring additional and replacing personnel, and higher expenses associated with properties and assets that were surrendered by the impaired borrower were the primary reasons for the increase between periods.

   o Average stockholders' equity for the first quarter increased $884 to $35,140 from $34,256 in the related 2007 period. The improvement in the after-tax impact of the fair value adjustment for investment securities is the main reason for the increase between periods.

 The following Table 1 presents quarterly summary results of operations.

Table 1: Summary Results of Operations
(dollars in thousands, except per share data)
                                                                         Quarter Ended
                                                   March 31,  December 31,  September 30,  June 30,  March 31,
                                                     2008        2007           2007        2007       2007
Results of operations:
Interest income                                     $7,738      $8,104         $8,275      $7,966     $7,799
Interest expense                                     3,663       4,088          4,304       4,171      4,001
Net interest income                                  4,075       4,016          3,971       3,795      3,798
Provision for loan losses                              930         690            150         150        150
Net interest income after provision for loan
losses                                               3,145       3,326          3,821       3,645      3,648
Non-interest income                                  1,030       1,042          1,029       1,039        947
Non-interest expenses                                4,070       3,788          5,614       4,364      3,568
Income before provision for income taxes               105         580           (764)        320      1,027
Provision (benefit) for income taxes                  (298)        129           (399)         24        291
Net income (loss)                                     $403        $451          $(365)       $296       $736

Return on average assets                              0.34%       0.38%         -0.30%       0.25%      0.65%
Return on average equity                              4.61%       5.19%         -4.22%       3.43%      8.71%
Equity to assets                                      7.44%       7.27%          7.20%       7.40%      7.42%
Net interest margin (1)                               3.75%       3.64%          3.59%       3.55%      3.63%
Average Balance Sheet
Loans net of unearned income                      $356,388    $358,419       $362,062    $352,533   $348,026
Assets                                             472,601     474,149        477,408     467,868    461,435
Deposits                                           359,542     360,554        363,838     357,757    358,109
Short-term borrowings                               12,324      17,268         16,941      21,628     15,917
Long-term borrowings                                51,341      46,429         46,429      38,429     38,428
Stockholders' equity                                35,140      34,450         34,354      34,629     34,256
Ending Balance Sheet
Loans net of unearned income                      $357,572    $357,988       $359,166    $357,173   $345,029
Assets                                             474,277     480,359        472,846     475,626    460,363
Deposits                                           361,961     369,479        358,452     363,136    361,328
Long-term borrowings                                52,429      46,429         46,429      46,429     38,428
Subordinated debentures                             10,310      10,310         10,310      10,310     10,310
Stockholders' equity                                35,745      34,571         33,986      34,034     34,651
Financial Condition Analysis
Total risk-based capital                             13.54%      13.32%         12.98%      13.12%     13.56%
Net charge-offs to average loans                      0.07%       0.04%          0.06%       0.05%      1.33%
Nonperforming loans to gross loans                    2.29%       1.96%          1.93%       2.08%      0.92%
Efficiency ratio (1)                                 78.26%      73.72%        110.40%      88.68%     73.62%
Net interest income to average assets (1)             0.88%       0.86%          0.85%       0.83%      0.84%
Non-interest income to average assets                 0.22%       0.22%          0.22%       0.22%      0.21%
Non-interest expenses to average assets               0.86%       0.80%          1.18%       0.93%      0.77%
Stockholders' Data
Diluted earnings per share                           $0.25       $0.27         $(0.22)      $0.18      $0.45
Book value per share                                $21.77      $21.06         $20.72      $20.75     $21.13
Dividends per share                                  $0.22        $-            $0.22       $0.22      $0.22
Dividend payout ratio                                 89.6%        -            -98.9%      122.0%      49.0%
Average common shares outstanding-basic              1,642       1,640          1,640       1,640      1,640
Average common shares outstanding-diluted            1,642       1,640          1,641       1,642      1,642
Stock Price Information (2)
High                                                $24.00      $30.00         $32.00      $34.25     $38.00
Low                                                  18.05       19.75          30.00       32.00      32.15
Market price at quarter end                          23.50       19.75          30.00       32.00      34.25

(1)  Fully taxable-equivalent basis, assuming a Federal tax rate of 34% and excluding disallowed interest expense.
(2) Bid price

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

We review our consolidated average balances, our yield on average interest-earning assets, and the costs of average interest-bearing liabilities. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Because we review net interest income on a taxable-equivalent basis, the analysis contains certain non-GAAP financial measures. In these non-GAAP measures, interest income and net interest income are adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming a tax rate of 34% and adjusting for the disallowance of interest. This assumed rate may differ from our actual effective income tax rate. In addition, the earning asset yield, net interest margin, and the net interest rate spread are adjusted to a fully taxable-equivalent basis. We believe that these measures and ratios present a more meaningful measure of the performance of interest-earning assets because they provide a better basis for comparison of net interest income regardless of the mix between taxable and tax-exempt instruments.

For the first quarter 2008 and 2007, net interest income was $4,170 and $3,899, respectively. Average interest-earning assets increased $10,991 or 3% between periods due to higher loan growth. Average loans for the first quarter of 2008 were $356,388 or 2% increase over the related 2007 balance of $348,026. Average deposits for the first quarter of 2008 were $359,542 which approximated the related 2007 period. During the first quarter of 2008, the duration of brokered deposits and long-term borrowings were lengthened to improve our overall asset/liability repricing gap position. For the first quarter of 2008 and 2007, the overall net interest margin was 3.75% and 3.63%, respectively. The margin percentage in 2008 was aided by the current period impact of the favorable tax ruling which is discussed under Income Taxes and the additional revenue generated through loan origination fee income.

The overall rate earned on assets decreased 30 basis points during the first quarter of 2008 to 7.05%. The rate paid on interest-bearing liabilities decreased 49 basis points to 3.78% in the same period. The positive effect on net interest income in 2008 of rates on liabilities repricing faster than rates earned on assets was the primary reason for the $271 improvement in net interest income.

Table 2:  Quarterly Net Interest Income Analysis - Taxable Equivalent Basis
                                                  Three months ended March 31, 2008      Three months ended March 31, 2007
                                                 Average      Interest       Average     Average      Interest       Average
                                                 Balance   Income/Expense   Yield/Rate   Balance   Income/Expense   Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                               $356,388        $6,726         7.59%    $348,026        $6,797         7.92%
Investment securities:
  Taxable                                         64,012           775         4.87%      58,432           679         4.71%
  Tax-exempt (2)                                  16,372           252         6.20%      22,130           319         5.85%
Other interest-earning assets                     10,352            80         3.12%       7,545           105         5.64%
Total earning assets                            $447,124        $7,833         7.05%    $436,133        $7,900         7.35%

Cash and due from banks                           $7,790                                  $9,209
Other assets                                      22,020                                 $21,697
Allowance for loan losses                         (4,333)                                 (5,604)
Total assets                                    $472,601                                $461,435

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand                        $29,198           $79         1.09%     $31,867          $177         2.25%
  Savings deposits                               101,268           598         2.38%      93,528           763         3.31%
  Time deposits                                  185,506         2,164         4.69%     189,622         2,295         4.91%
Short-term borrowings                             12,324            61         2.00%      15,917           185         4.71%
Long-term borrowings                              51,341           607         4.75%      38,428           427         4.51%
Subordinated debentures                           10,310           154         5.98%      10,310           154         5.98%
Total interest-bearing liabilities              $389,947        $3,663         3.78%    $379,672        $4,001         4.27%

Demand deposits                                   43,570                                  43,092
Other liabilities                                  3,944                                   4,415
Stockholders' equity                              35,140                                  34,256
Total liabilities and stockholders' equity      $472,601                                $461,435

Net interest income and rate spread                             $4,170         3.27%                    $3,899         3.08%
Net interest margin                                                            3.75%                                   3.63%

 (1)  Non-accrual loans are included in the daily average loan balances outstanding.
 (2)  The yield on tax-exempt loans and investments is computed on a tax-equivalent basis using a Federal tax rate of 34%
      and excluding disallowed interest expense.
 (3)  Interest income includes loan fees of $130 in 2008 and $109 in 2007.

                                           2008 vs 2007
                                              Due to
                                     Volume    Rate     Net
  Loans                               $165    ($236)   ($71)
  Taxable investments                   66       30      96
  Nontaxable investments               (84)      17     (67)
  Other interest income                 39      (64)    (25)
Total interest-earning assets          186     (253)    (67)

  Interest-bearing demand              (15)     (83)    (98)
  Savings deposits                      64     (229)   (165)
  Time deposits                        (50)     (81)   (131)
  Short-term borrowings                (42)     (82)   (124)
  Long-term borrowings                 145       35     180
  Subordinated debentures                0        0      (0)
Total interest-bearing liabilities     102     (440)   (338)

Net Interest Income                    $84     $187    $271

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

We believe that the current provision conforms to our allowance for loan loss policy and is adequate in view of the present condition of the loan portfolio. However, should a decline in the quality of the loan portfolio or significant charge-offs against the allowance occur, higher provisions will need to be made in the future. The provision for loan losses in the first quarter of 2008 was $930 compared to $150 in the related 2007 period.

For 2008, the overall economy will continue to face a considerable set of challenges, including a significant supply of excess housing inventory, continued downward pressure on housing prices, more cautious consumer spending, increased inflation, tighter lending standards, and heightened risk aversion among investors. With the softening of the housing market, many real estate developers have experienced difficulty in generating sufficient cash flows to service their debt. In addition to cash flow concerns, the underlying property values behind our loans, whether residential real estate or small business customers' properties, have declined. The deteriorating economic conditions in the markets we serve are expected to result in decreasing credit quality in the form of higher provision for loan losses and charge-offs in 2008 than in 2007 (excluding the specific charge-off to the Impaired Borrower in 2007).

Noninterest Income

Noninterest income during the first quarter of 2008 increased $83 to $1,030 compared with $947 in the related 2007 period. The increase was attributable to increased service fees due to additional fees generated by the overdraft protection program for consumers.

Table 3:  Noninterest Income
                                            Three months ended
                                     March 31,   March 31,   Percent
(dollars in thousands)                 2008        2007      Change
Service fees                           $354        $314        13%
Wealth management                       335         359        -7%
Gains from sale of loans                 90          63        43%
Bank owned life insurance                32          29        10%
Other operating income                  219         182        20%
Total non-interest income            $1,030        $947         9%

The Wealth Management Services Group includes trust, brokerage and private client banking services. Income from the group decreased $24 to $335 in the first quarter of 2008 due primarily to the decline in the equities markets of the managed portfolios of trust customers on which fees are based.

Gains on sale of loans represent income received from the sale of residential real estate loans into the secondary market. The increase is the result of the establishment of the mortgage loan origination unit formed in the spring 2007 to better serve our community banking customers.

The increase of $37 in other operating income results primarily from the additional prepayment revenue on early termination of loans that was recorded during the period.

Noninterest Expense

Noninterest expense increased $502 to $4,070 in the first quarter of 2008 as compared to $3,568 in the related 2007 period. FTE's were 168 at March 31, 2008 compared with 150 at March 31, 2007.

Table 4:  Noninterest Expense
                                                   Three months ended
                                             March 31,   March 31,   Percent
                                               2008        2007      Change
Salaries and employee benefits                $2,447      $2,041       20%
Occupancy and equipment                          521         480        9%
Data processing and information systems          185         196       -6%
Operation of other real estate                    53           4       NM
Legal and professional                           183         150       22%
Other operating expenses                         681         697       -2%
Total noninterest expenses                    $4,070      $3,568       14%

Salaries and employee benefits comprise approximately 60% in 2008 and 57% in 2007 of total noninterest expense for each of the periods presented above. The costs associated with hiring additional personnel and employee turnover during 2007 contributed to the expense variance of $406 in a comparison of the three month periods in 2008 and 2007. Salary increases, which are effective April 1st of each year, were limited to approximately 2% for 2008. No major increases in staffing are contemplated in 2008.

Occupancy and equipment expense increased $41 during the period comparison shown above as a result of increased costs of additional branches. There are no expansion plans contemplated in 2008.

Data processing and information systems expense includes costs of bookkeeping operations and couriers used to transport daily work around our branch network. In 2007, we instituted branch capture thereby eliminating the need for daily transportation. The decrease of $11 during the periods shown above is due to savings recognized from this cost initiative which more than offset increased costs due to additional technology enhancements and increased software maintenance expense.

Operation of other real estate represents primarily expenses associated with the properties and assets that were surrendered by the Impaired Borrower in 2007. These costs include the ongoing costs of holding properties, such as real estate taxes or utilities cost, and any (gains) losses on disposal of foreclosed real estate.

Legal and professional costs increased $33 during the period comparison due to additional legal expenses associated with past due loans.

The decrease in other operating expenses is attributable to a planned reduction in marketing and public relations expense between periods.

Income Taxes

In 2005, the Internal Revenue Service assessed our bank and many other Wisconsin banks that hold Nevada subsidiaries additional tax by disallowing a portion of the bank's interest deduction for federal income tax returns for 1999-2002. In March 2008, the Internal Revenue Service notified the banks that they would not appeal a recent Tax Court case which ruled in the banks' favor. The recognition of the amount to be refunded to the bank as a tax benefit for the period covered by the tax case and in subsequent years' tax returns totaled $247 which was recorded as a tax benefit in the first quarter of 2008.

BALANCE SHEET ANALYSIS

Loans

Gross loans outstanding were $357,572 at March 31, 2008 which approximated the $357,988 recorded at year-end 2007. Commercial loans were impacted by approximately $4,400 in early payoffs that occurred during the recent quarter. Overall loan demand has softened as one of the main industries in our markets is the housing industry. Additionally, new loan requests show the stress of current economic times.

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

The allowance for loan losses at March 31, 2008 was $4,866 compared with $4,174 at the end of 2007. Net-charge-offs during the first quarter of 2008 totaled $238 compared with $4,629 for the first quarter of 2007 which included a specific write-off of $4,600 to the Impaired Borrower. Net charge-offs on loans secured by 1-4 family residential real estate were $78 and $10 for the first quarter of 2008 and 2007, respectively. Credit card charge-offs were $17 higher in 2008 than in the first quarter of 2007. Commercial loan net charge-offs were $142 in 2008 and $0 (excluding the loss to the Impaired Borrower) in 2007. An overall deterioration of credit quality of the loan portfolio as evidenced by higher charge-offs, nonaccruals and delinquencies occurred in the first quarter of 2008 and continues into the second quarter of 2008.

Table 6:  Loan Loss Experience
                                          At and for the        At and for the
                                        Three months ended        Year ended
                                             March 31,           December 31,
                                          2008      2007             2007
Allowance for loan losses at
beginning of year                        $4,174    $8,184           $8,184
Loans charged off                          (272)   (4,639)          (5,198)
Recoveries                                   34        10               48
Provision for loan losses                   930       150            1,140
Allowance for loan losses at
end of period                            $4,866    $3,705           $4,174
Nonperforming assets
 Nonaccrual loans not
 considered impaired                     $1,365    $2,148             $559
 Nonaccrual loans considered
 impaired                                 6,019       664            5,702
 Accruing loans past due 90
 days or more                                42         0               64
 Restructured loans                         751       366              700
Total nonperforming loans                 8,177     3,178            7,025
 Other real estate owned                  2,352     4,630            2,352
 Other repossessed assets                     0       228                0
Total nonperforming assets              $10,529    $8,036           $9,377
RATIOS
Ratio of allowance for loan
losses to net charge offs                  20.4       0.8              0.8
Ratio of allowance for loan
losses to total loans at end of
period                                     1.36%     1.07%            1.17%
Ratio of net charge-offs during
the period to average loans
outstanding                                0.07%     1.33%            1.45%
Nonperforming loans to total
Loans                                      2.29%     0.92%            1.96%
Nonperforming assets to total
assets                                     2.22%     1.75%            1.95%

The analysis of the allowance for loan losses consists of two components: (1) specific credit allocation for expected losses on specifically identified credits that require a specific reserve; and (2) general portfolio allocation based on historical loan loss experience for each loan type based on risk categories, and adjusted for economic conditions in our markets.

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

                                   March 31,   December 31,
                                     2008          2007       Change
Commercial & Agricultural           $3,002        $2,577       $425
Real Estate                            753           514        239
Installment                            126            93         33
Impaired Loans                         985           961         24
Unallocated                             -             29        (29)
Total Reserve                       $4,866        $4,174       $692

The increase in the level of reserves at March 31, 2008 for commercial and agricultural as well as real estate is the direct result of increases in the level of nonaccrual loans and delinquency levels in each of these categories.

In the opinion of management, the allowance for loan losses was appropriate as of March 31, 2008. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such changes on borrowers. The deteriorating economic conditions in the markets we serve are expected to result in higher provision for loan losses and charge-offs in 2008 than in 2007 (excluding the specific charge-off to the Impaired Borrower in 2007).

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

Nonperforming assets increased to $10,529 at March 31, 2008 from $9,377 at December 31, 2007. Nonaccrual loans at March 31, 2008 of $7,384, an increase of $1,123 from the year-end balance of $6,261. The increase was primarily in loans secured by 1-4 family residential real estate.

Other real estate totaled $2,352 at March 31, 2008 and December 31, 2007. The largest asset in other real estate is the former car dealership of the Impaired Borrower. The properties and collateral received in the surrender of assets received from the Impaired Borrower are valued at estimated resale value. Evaluations are done on a quarterly basis and downward adjustments, if necessary, will be recorded in our financial statements. The amounts remaining on the financial statements related to the Impaired Borrower and classified as nonperforming assets were approximately $2,800 at March 31, 2008 and December 31, 2007.

Deposits

At March 31, 2008, deposits were $361,961, down 2% or $7,518 from year-end
2007.    Brokered deposits totaled $45,157 at March 31, 2008 compared with
$49,844 at December 31, 2007, a decline of $4,687. With a decline in average assets since the fourth quarter of 2007 of $1,548 and the attractiveness of long-term borrowing advance rates, maturing brokered deposits were not needed to be replaced during the first quarter of 2008. On average, total deposits increased $1,433 over the related period in 2007.

The retail markets we serve are continuously influenced by economic conditions, competitive pressure from other financial institutions, and other out-of-market investment opportunities available to customers. The declining interest rate environment experienced during the first quarter of 2008 and the liability-sensitive position of our asset/liability management resulted in expense falling on deposits faster than the decline in income on interest-earning assets. The repricing of longer-term advances into more favorable rates coupled with the reductions in time deposits and the Premier Money Market account all aided the net interest margin during the quarter.

Other Funding Sources

Other funding sources, including short-term borrowings, long-term borrowings, and subordinated debentures, were $73,432 at March 31, 2008 compared with $72,085 at December 31, 2007, an increase of 2% or $1,347. Short-term borrowings consist of federal funds purchased and corporate funds in the form of repurchase agreements were reduced as we increased our reliance on longer-term sources of funds to take advantage of the yield curve and to improve our overall asset/liability position.

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

Table 8:  Contractual Obligations
                                 Total     < 1year   1-3 years   3-5 years   > 5 years
Long-term borrowings
  Federal Home Loan Bank        $42,429    $14,000    $15,929     $12,500        $-
  Other-Variable                 $5,000     $5,000
  Other-Fixed                    $5,000                                        $5,000
Total contractual obligations   $52,429    $19,000    $15,929     $12,500      $5,000

Liquidity

Liquidity management refers to the ability to ensure that cash is available in a timely manner to meet loan demand and depositors' needs and to service liabilities as they become due without undue cost or risk. Our holding company and Bank have different liquidity considerations.

The primary source of funds for the holding company are dividends from the Bank, proceeds from issuance of stock, and net proceeds from borrowings and the offerings of subordinated debentures. The cash is used to provide for payments of dividends to shareholders, purchase of assets, payment of salaries, benefits and other related expenses, and to make interest payments on its debt. No dividends were received from the Bank in the first quarter of 2008 or 2007.

The Bank meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity is derived from the maturity of the investment portfolio, maturing loans, loan payments, deposit growth, other funding sources, and a well-capitalized capital position.

Maturing investments can be a source of liquidity at the Bank. Proceeds from maturities totaling $5,948 were received in the first quarter of 2008 while investment purchases totaled $4,704. The decrease in investments was due to insufficient spreads available in the marketplace.

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

Deposits provided $7,518 of cash outflow during the first quarter of 2008. The decline of $4,687 in brokered deposits was the main reason for the decrease. Affecting liquidity are core deposit growth levels, certificates of deposit maturity structure, and retention and diversification of wholesale funding sources.

Other funding sources for the Bank are in the form of corporate repurchase agreements, federal funds purchased, and Federal Home Loan Bank advances. Short-term borrowings decreased $4,653 in the first quarter of 2008 as overall assets declined from year-end 2007. Long-term borrowings included a $5,000 7-year, 5-year no call advance at a fixed interest rate of 3.69%.

We expect deposits will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. We expect deposit growth, including brokered deposits, to be a reliable funding source in the future. Marketing efforts will aid in attracting and retaining core deposits. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, federal funds sold, portfolio investments, loan maturities, and access to other funding sources.

In assessing liquidity, historical information such as seasonality, local economic cycles, and the economy in general are considered along with the current ratios and management goals. We believe that in the current economic environment, as consumers take advantage of multiple financial service providers, there will be an increased reliance on wholesale funding sources to meet liquidity needs. Additionally, we believe that long-term loan growth will rise faster than the ability to raise in-market deposits.

Capital

Stockholders' equity at March 31, 2008 was $35,745 compared to $34,571 at December 31, 2007. The increase during 2008 was mainly due to a $1,108 improvement in the after-tax market value impact of the investment portfolio. Stockholders' equity at March 31, 2008 included $893,000 of accumulated other comprehensive income, related to unrealized gains on securities available for sale, net of the tax effect. At December 31, 2007, stockholders' equity included $215,000 of comprehensive loss related to unrealized losses on securities. Cash dividends paid were $0.22 per share in the first quarter 2008 and 2007.

Table 9: Capital Ratios
Holding Company                    At March 31,    At December 31,
                                       2008              2007        Minimum
Total Stockholders' Equity           $35,745           $34,571
Tier 1 Capital                        44,557            44,491
Total Regulatory Capital              49,092            48,665
Tier 1 to average assets                 9.5%              9.4%        5.0%
Tier 1 risk-based capital ratio         12.3%             12.2%        4.0%
Total risk-based capital ratio          13.5%             13.3%        8.0%

Bank                               At March 31,    At December 31,
                                       2008              2007        Minimum
Total Stockholders' Equity           $38,982           $37,295
Tier 1 Capital                        37,793            37,215
Total Regulatory Capital              42,283            41,389

Tier 1 to average assets                 8.1%              7.9%        5.0%
Tier 1 risk-based capital ratio         10.5%             10.3%        6.0%
Total risk-based capital ratio          11.8%             11.5%       10.0%

The adequacy of our capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of March 31, 2008 and December 31, 2007, the holding company and bank Tier 1 risk-based capital ratios, total risk-based capital ratios and Tier 1 leverage ratios were in excess of regulatory requirements. The Board continually evaluates short-term and longer-term capital needs of the Corporation, and has an expressed goal of maintaining sufficient capital to remain a well-capitalized bank and bank holding company. Payment of future dividends at the holding company are determined at the board's discretion and are based on a short and long-term review of capital needs, earnings, cash flow of the holding company and asset quality.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The information contained in this section of this quarterly report on Form 10-Q captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference. There was no material change in the information provided in response to Item 7A of our 2007 Form 10-K.

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

There were no changes in the internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We may be involved from time to time in various routine legal proceedings incidental to our business. Neither we nor our subsidiaries are currently engaged in any legal proceedings that are expected to have a material adverse effect on our results of operation or results of condition.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, this report should be considered in light of the risk factors discussed in Item 1A. "Risk Factors" in our 2007 Form 10-K, which could materially affect our business, financial condition, or future results of operations. The risks described in the 2007 Form 10-K are not the only uncertainties we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on April 22, 2008. The following matters were voted on at the meeting:

1. The election of three directors by common stockholders set forth below:

DIRECTOR                     FOR            WITHHELD
Dr. Kim Gowey            930,263             1,754
James P. Hager           932,017                 0
Brian B. Hallgren        931,757               260

Each of these individuals will serve on the board of directors for a three-year term or until their successor is elected or qualified.

2. The ratification of appointment of Wipfli LLP as the independent auditor for the Company for the fiscal year ending December 31, 2008. 99.47% of the common stockholders voted in favor of this resolution.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

Exhibit
NUMBER                   DESCRIPTION
10.1   Directors' Deferred Compensation Plan, as amended April 22, 2008
10.2   2005 Directors' Deferred Compensation Plan, as amended April 22, 2008
10.3   Director Retirement Bonus Policy, as amended July 25, 2007
10.5   1999 Stock Option Plan, as amended April 22, 2008
31.1   Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002
31.2   Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         MID-WISCONSIN FINANCIAL SERVICES, INC.



Date:  MAY 8, 2008       JAMES F. WARSAW
                         James F. Warsaw
                         President and Chief Executive Officer
                         (Principal Executive Officer)


Date:  MAY 8, 2008       PAUL H. EWIG
                         Paul H. Ewig
                         Chief Financial Officer
                         (Principal Financial and Accounting Officer)

                                      EXHIBIT INDEX
                                           to
                                        FORM 10-Q
                                           of
                         MID-WISCONSIN FINANCIAL SERVICES, INC.
                      for the quarterly period ended March 31, 2008
                       Pursuant to Section 102(d) of Regulation S-T
                             (17 C.F.R. <section>232.102(d))



The following exhibits are filed as part this report:

10.1   Directors' Deferred Compensation Plan, as amended April 22, 2008
10.2   2005 Directors' Deferred Compensation Plan, as amended April 22, 2008
10.3   Director Retirement Bonus Policy, as amended July 25, 2007
10.5   1999 Stock Option Plan, as amended April 22, 2008
31.1   Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002
31.2   Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002