Form 10-Q
period 2008-06-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2008-08-08
CIK 785024

FORM 10-Q
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended June 30, 2008

                                      OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE   SECURITIES
EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
     Large accelerated filer [ ]            Accelerated filer [ ]
     Non-accelerated filer [ ]( (Do not     Smaller reporting company [X]
     check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

As of August 5, 2008 there were 1,642,707 shares of $0.10 par value common stock outstanding.

                    MID-WISCONSIN FINANCIAL SERVICES, INC.

                               TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                         PAGE

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets
                  June 30, 2008 and December 31, 2007                    3

                  Consolidated Statements of Income
                  Three and Six Months Ended June 30, 2008 and 2007      4

                  Consolidated Statements of Changes in
                  Stockholders' Equity
                  Six Months Ended June 30, 2008                         5

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2008 and 2007               5-6

                  Notes to Consolidated Financial Statements            7-11

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        12-28

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                     28

         Item 4.  Controls and Procedures                               28

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                     28

         Item 1A. Risk Factors                                          29

         Item 2.  Unregistered Sales of Equity Securities
                  and Use of Proceeds                                   29

         Item 3.  Defaults Upon Senior Securities                       29

         Item 4.  Submission of Matters to a Vote of Security Holders   29

         Item 5.  Other Information                                     29

         Item 6.  Exhibits                                              29

                  Signatures                                            30

                  Exhibit Index                                         31

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                    Mid-Wisconsin Financial Services, Inc.
                                and Subsidiary
                     Consolidated Balance Sheets ($000's)
                                                             June 30, 2008       December 31, 2007

                                                              (Unaudited)             (Audited)
ASSETS
Cash and due from banks                                           $11,988               $15,371
Interest-bearing deposits in other financial institutions              33                    33
Federal funds sold                                                  3,135                 3,180
Securities available for sale - at fair value                      81,754                82,551
Loans held for sale                                                   816                 1,168
Loans, net of unamortized fees                                    364,926               357,988
Less: Allowance for loan losses                                    (4,994)               (4,174)
Net loans                                                         359,932               353,814
Accrued interest receivable                                         2,318                 2,474
Premises and equipment, net                                         9,225                 9,578
Goodwill                                                              295                   295
Other investments - at cost                                         2,616                 2,616
Other assets                                                        9,673                 9,279
TOTAL ASSETS                                                     $481,785              $480,359
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                      $49,861               $47,131
Interest-bearing deposits                                         320,495               322,348
 Total deposits                                                   370,356               369,479
Short-term borrowings                                              10,705                15,346
Long-term borrowings                                               52,429                46,429
Subordinated debentures                                            10,310                10,310
Accrued interest payable                                            2,059                 2,691
Accrued expenses and other liabilities                              1,005                 1,533
Total liabilities                                                 446,864               445,788
Stockholders' equity:
 Common stock-Par value $.10 per share:
  Authorized - 6,000,000 shares
  Issued and outstanding -
  1,642,707 shares in 2008 and 1,639,907 shares in 2007               164                  164
Additional paid-in capital                                         11,758               11,721
Retained earnings                                                  23,262               22,901
Accumulated other comprehensive loss                                 (263)                (215)
Total stockholders' equity                                         34,921               34,571
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $481,785             $480,359

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                                Mid-Wisconsin Financial Services, Inc.
                                            and Subsidiary
                              Consolidated Statements of Income ($000's)
                                              (Unaudited)
                                                  Three Months Ended               Six Months Ended
                                             June 30, 2008   June 30, 2007   June 30, 2008   June 30, 2007
Interest and dividend income:
 Loans, including fees                            $6,487          $6,968         $13,198         $13,749
 Securities
  Taxable                                            793             708           1,568           1,387
  Tax-exempt                                         143             205             315             439
 Other interest and dividend income                   56              85             136             190
Total interest and dividend income                 7,479           7,966          15,217          15,765
Interest expense:
 Deposits                                          2,517           3,317           5,358           6,552
 Short-term borrowings                                44             263             105             448
 Long-term borrowings                                590             438           1,197             865
 Subordinated debentures                             153             153             307             307
Total interest expense                             3,304           4,171           6,967           8,172
Net interest income                                4,175           3,795           8,250           7,593
Provision for loan losses                            705             150           1,635             300
Net interest income after provision
 for loan losses                                   3,470           3,645           6,615           7,293
Non-interest income:
 Service fees                                        349             342             703             656
 Trust service fees                                  288             305             575             607
 Investment product commissions                       70             101             118             158
 Other operating income                              351             291             692             565
Total non-interest income                          1,058           1,039           2,088           1,986
Non-interest expenses:
 Salaries and employee benefits                    2,274           2,209           4,721           4,250
 Occupancy                                           538             472           1,059             952
 Data processing and information systems             198             203             383             399
 Operation of other real estate                       72             636             125             640
 Legal and professional                              177             162             360             312
 Other operating expenses                            579             682           1,260           1,379
Total non-interest expenses                        3,838           4,364           7,908           7,932
Income before provision for income taxes             690             320             795           1,347
Provision (benefit) for income taxes                 190              24            (108)            315
Net income                                          $500            $296            $903          $1,032
Basic earnings (loss) per share                    $0.30           $0.18           $0.55           $0.63
Diluted earnings (loss) per share                  $0.30           $0.18           $0.55           $0.63
Cash dividends declared per share                  $0.11           $0.22           $0.33           $0.44

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                             Mid-Wisconsin Financial Services, Inc.
                                         and Subsidiary
               Consolidated Statement of Changes in Stockholders' Equity ($000's)
                                          June 30, 2008
                                           (Unaudited)
                                                                                    Accumulated
                                                          Additional                   Other
                                        Common Stock        Paid-In     Retained   Comprehensive
                                      Shares     Amount     Capital     Earnings        Loss          Totals
Balance, December 31, 2007           1,641,799    $164      $11,721      $22,901        $(215)        $34,571
Comprehensive Income:
   Net Income                                                                903                          903
   Other comprehensive gain (loss)                                                        (48)            (48)
       Total comprehensive income                                                                         855
Proceeds from stock purchase plans         908                   18                                        18
Stock-based compensation                                         19                                        19
Cash dividends paid, $.33 per share                                         (542)                        (542)
Balance, June 30, 2008               1,642,707    $164      $11,758      $23,262        $(263)        $34,921

                    Mid-Wisconsin Financial Services, Inc.
                                and Subsidiary
                Consolidated Statements of Cash Flows ($000's)
                                  (Unaudited)
                                                         Six months ended June 30,
                                                            2008          2007
Increase (decrease) in cash and due from banks:
 Cash flows from operating activities:
  Net income                                                $903        $1,032
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for depreciation and net amortization           535           450
   Provision for loan losses                               1,635           300
   Gain on premises and equipment disposals                    0            (5)
   Loss on sale of foreclosed real estate                      0           103
   Write-down of foreclosed real estate                        0           540
   Stock-based compensation                                   19            11
   Changes in operating assets and liabilities:
   Loans held for sale                                       352          (100)
   Other assets                                              106          (668)
   Other liabilities                                      (1,160)          589
Net cash provided by operating activities                  2,390         2,252

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                    Mid-Wisconsin Financial Services, Inc.
                                and Subsidiary
                Consolidated Statements of Cash Flows ($000's)
                                  (Unaudited)
                                                  Six months ended June 30,
                                                       2008       2007
 Cash flows from investing activities:
  Net decrease in interest-bearing deposits
  in other financial institutions                         0          6
  Net (increase) decrease in federal funds sold          45       (749)
  Securities available for sale:
   Proceeds from maturities                          11,740      9,079
   Payment for purchases                            (11,002)    (7,553)
  Net increase in loans                              (8,246)   (15,352)
  Capital expenditures                                 (197)      (619)
  Proceeds from sale of premises and equipment            0         11
  Proceeds from sale of foreclosed real estate          175        151
 Net cash used in investing activities               (7,485)   (15,026)
 Cash flows from financing activities:
  Net increase in deposits                              877      20,883
  Net decrease in short-term borrowings              (4,641)    (14,399)
  Proceeds from issuance of long-term borrowings     (5,000)     (7,500)
  Principal payments on long-term borrowings         11,000      15,501
  Issuance of common stock                               18           7
  Cash dividends paid                                  (542)       (721)
 Net cash provided by financing activities            1,712      13,771
Net increase (decrease) in cash and due from banks   (3,383)        997
Cash and due from banks at beginning                 15,371      12,111
Cash and due from banks at end                      $11,988     $13,108
 Supplemental cash flow information:                  2008        2007
  Cash paid during the year for:
   Interest                                          $7,599      $7,521
   Income taxes                                        $495        $100
 Noncash investing and financing activities:
   Loans transferred to other real estate              $494      $4,952
   Loans charged-off                                 $1,027      $4,823
   Loans made in connection with the sale of
   other real estate                                    $-         $128

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                    MID-WISCONSIN FINANCIAL SERVICES, INC.
                                and Subsidiary
                  Notes to Consolidated Financial Statements
                                    ($000's)

Note 1 - General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Mid-Wisconsin Financial Services, Inc.'s and Subsidiary ("Mid-Wisconsin") financial position, results of its operations, changes in stockholders' equity and cash flows for the periods presented, and all such adjustments are of a normal recurring nature. The consolidated financial positions include the accounts of all subsidiaries. All material intercompany transactions and balances are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Presented below are the calculations for basic and diluted earnings per share:

                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                                 2008        2007        2008        2007
                                                   (In thousands, except per share data)
Net income available to common stockholders      $500        $296        $903      $1,032
Weighted average shares outstanding             1,642       1,640       1,642       1,640
Effect of dilutive stock options outstanding        0           2           0           2
Diluted weighted average shares outstanding     1,642       1,642       1,642       1,642
Basic earnings per common share                 $0.30       $0.18       $0.55       $0.63
Diluted earnings per common share               $0.30       $0.18       $0.55       $0.63

Note 3 - Loans

(dollars in thousands)
                          June 30,   % of    December 31,   % of
                             2008    total       2007       total
Commercial                 $41,026     11%    $39,892         11%
Commercial real estate     122,823     33%    114,028         32%
Agricultural                42,171     12%     40,804         11%
Real estate construction    47,319     13%     45,959         13%
Real estate residential    102,107     28%    107,239         30%
Installment                  9,480      4%     10,066          3%
Total loans               $364,926    100%   $357,988        100%

Note 4 - Deposits

(dollars in thousands)
                              June 30,  % of    December 31,   % of
                                 2008   total       2007       total
Non-interest bearing demand    $49,861    13%    $47,131         13%
Interest-bearing demand         27,088     7%     27,845          8%
Money market deposits           76,381    22%     83,729         23%
Other savings deposits          22,474     6%     21,047          6%
IRA and retirement accounts     33,490     9%     32,943          9%
Brokered deposits               53,353    14%     49,844         13%
Certificates of deposit        107,709    29%    106,940         28%
Total                         $370,356   100%   $369,479        100%

Note 5 - Fair Value Accounting
(dollars in thousands)

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

      Level 1- Assets for which an identical item is traded on an active exchange, such as publicly-traded instruments or futures contracts.

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

Assets and Liabilities Measured on a Recurring Basis
                                Fair Value Measurements at
                                   June 30, 2008, Using
                                        Quoted
                                       Prices In
                                        Active
                                        Markets  Significant
                  Assets/Liabilities      for       Other    Significant
                   Measured at Fair    Identical  Observable Unobservable
                         Value          Assets      Inputs      Inputs
                     June 30, 2008     (Level 1)   (Level 2)   (Level 3)
Securities
 available for sale      $81,754           $-       $75,032      $6,722

In estimating the fair values for investment securities available for sale, we believe that independent third-party market prices are the best evidence of exit price and where available, base our estimates on such prices. For our investments in government agencies, mortgage-backed securities and obligations of states and political subdivisions where quoted prices are not available in active markets, we generally determine fair value utilizing vendors who apply matrix pricing for similar bonds where no price is observable or may compile prices based on other sources. If such third-party market prices are not available, our third-party custodian provides fair value based on the market prices of similar instruments or recent trades of similar type-instruments, or third-party broker quotes are estimated whose inputs may be unobservable. When market observable data is not available, the valuation of financial instruments becomes more subjective and involves substantial judgment. The need to use unobservable inputs generally results because trades are infrequent for certain types of securities, which results in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments.

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

The table below presents reconciliation for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
                                                                 Impaired
                                              Securities           Loans
Beginning Balance, January 1, 2008               $1,652            $5,087

Total gains or losses (realized/unrealized)           0
     Included in earnings                                            (599)
     Included in other comprehensive income

Purchases, issuances and settlements                300              (655)

Transfers in and/or out of Level 3                    0               937

Ending Balance, June 30, 2008                    $1,952            $4,770

For purposes of impairment testing, nonaccrual loans greater than an established threshold are individually evaluated for impairment. Substantially all of these loans are collateral dependent. A valuation allowance is recorded for the excess of the loan's recorded investment over the fair value of the collateral less selling costs. This valuation allowance is a component of the allowance for loan losses. The fair value is determined based on third-party appraisals, tax bills, sales of similar properties less estimated selling costs and other factors including estimated holding periods if foreclosure occurs. The carrying value of the impaired loans at June 30, 2008 that were collateral-dependent was $6,105 with a valuation allowance of $1,335.

Assets and Liabilities Measured on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:
                               Fair Value Measurements at
                                  June 30, 2008, Using
                                        Quoted
                                       Prices In
                                        Active
                                        Markets    Significant
                  Assets/Liabilities      for         Other     Significant
                   Measured at Fair    Identical   Observable   Unobservable
                         Value           Assets      Inputs        Inputs
                     June 30, 2008      (Level 1)   (Level 2)     (Level 3)
Loans held for sale      $816                           $816

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

Note 6- Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position ("FSP) 157-2, Effective Date of FASB Statement No. 157. This pronouncement delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within
those fiscal years.   We believe the adoption of this FSP statement will not
have a significant effect on our financial statements.

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

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations for the three and six months ended June 30, 2008 and 2007. It is intended to supplement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

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

We consider the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover credit losses within the loan portfolio and the material effect that these estimates can have on our results of operations. The components of the allowance represent estimation pursuant to either Statement of Financial Accounting Standards No. ("SFAS") 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. While our evaluation of the allowance for loan losses at June 30, 2008 considers the allowance to be adequate, under adversely different conditions or assumptions, we would need to increase the allowance.

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

Results of Operations

We reported second quarter net income of $500, or $0.30 per diluted share compared to $296 or $0.18 per diluted share for the second quarter of 2007. This represented a 69% earnings improvement for the quarter. Net income for the six months ended June 30, 2008 was $903 or $.55 per diluted share as compared to $1,032 or $.63 per diluted share in the comparable 2007 period. Return on average assets for the six months ended June 30, 2008 was .38% compared to .45% for the same period in 2007. Return on equity for the six months ended June 30, 2008 was 5.15% versus 6.07% for the same period in 2007. Cash dividends paid were $0.33 and $.44 per share for the six months ended June 30, 2008 and 2007, respectively.

Key factors affecting current quarter results were:

   o Net interest income on a fully taxable-equivalent basis in the first six months of 2008 increased 8.5% over the amount recorded in the related 2007 period. In a comparison of the first six-months for 2008 and 2007, interest income decreased 3.4% while interest expense on deposits and borrowings decreased 14.7 %.

   o Net interest income on a fully taxable-equivalent basis increased $101 in the second quarter of 2008 over the $4,170 recorded in the first quarter of 2008, and $389 over the second quarter of 2007. The cost of deposits has fallen faster than the decrease in loan rates thereby resulting in an improved interest margin. Additionally, the maturities of contractual obligations, such as time deposits and long-term borrowings, have been lengthened during the quarter thereby improving our overall asset/liability gap position.

   o Loans totaled $364,926 at June 30, 2008 which represented an improvement of 2% over the amount recorded at December 31, 2007. Total deposits were $370,356 at June 30, 2008 which approximated the year-end 2007 level.

   o Net charge-offs for the second quarter of 2008 were $577 and $815 for the first six-months of 2008. Net charge-offs for the first six months in 2007 were $4,803 of which $4,600 is related to the impaired borrower described in our 2007 Annual Report on Form 10-K ("Impaired Borrower"). Excluding this specific 2007 charge-off, net charge-offs totaled $203 for the first six months of 2007.

   o Nonperforming assets were $11,023 at June 30, 2008 as compared with $9,377 at year-end 2007 and $11,741 at June 30, 2007. The amounts included in nonperforming assets related to the Impaired Borrower, discussed further in section Impaired Loans and Other Real Estate Owned, totaled approximately $2,800 at June 30, 2008 and December 31, 2007.

   o The allowance for loan losses to period-end loans increased to 1.37% at June 30, 2008 compared with 1.17% and 1.03% at December 31, 2007 and June 30, 2007, respectively.

   o Noninterest income during the first six months of 2008 increased 5% compared to the related 2007 period due primarily to interest received from the Internal Revenue Services on income tax refunds.

   o Noninterest expense declined $526 or 12% during the second quarter of 2008 as compared with the related quarter of 2007. The 2007 second quarter included $100 loss on the sale of other real estate and impairment write-downs of $600.

   o Noninterest expense for the first six-months of 2008 approximated the amount recorded in the related 2007 period. Salary and employee benefits expense increased due to the costs associated with hiring additional and replacing personnel, and higher health insurance expense which were partially offset by a reduction in 401(k) expense.

   o Average stockholders' equity for the second quarter increased $676 to $35,305 from $34,629 in the related 2007 period. The improvement in the after-tax impact of the fair value adjustment for investment securities, increased net income and lower dividend payments to shareholders are the main reasons for the increase between periods.

   o Average stockholders' equity for the first six months of 2008 increased $991 to $35,284 from $34,293 in the related 2007 period due primarily to an increase in the net tax impact of the fair value adjustment for investment securities.


The following Table 1 presents quarterly summary results of operations.

Table 1: Summary Results of Operations
(dollars in thousands, except per share data)
                                                                                    Quarter Ended
                                                      June 30,  March 31,  December 31,  September 30,  June 30,
                                                         2008      2008        2007           2007         2007
Results of operations:
Interest income                                        $7,479     $7,738      $8,104         $8,275      $7,966
Interest expense                                        3,304      3,663       4,088          4,304       4,171
Net interest income                                     4,175      4,075       4,016          3,971       3,795
Provision for loan losses                                 705        930         690            150         150
Net interest income after provision for loan losses     3,470      3,145       3,326          3,821       3,645
Non-interest income                                     1,058      1,030       1,042          1,029       1,039
Non-interest expenses                                   3,838      4,070       3,788          5,614       4,364
Income before provision for income taxes                  690        105         580           (764)        320
Provision (benefit) for income taxes                      190       (298)        129           (399)         24
Net income (loss)                                        $500       $403        $451          $(365)       $296
Return on average assets                                 0.42%      0.34%       0.38%         -0.30%       0.25%
Return on average equity                                 5.70%      4.61%       5.19%         -4.22%       3.43%
Equity to assets                                         7.43%      7.44%       7.27%          7.20%       7.40%
Net interest margin (1)                                  3.81%      3.75%       3.64%          3.59%       3.55%
Average Balance Sheet
Loans net of unearned income                         $362,082   $356,388    $358,419       $362,062    $352,533
Assets                                                475,203    472,601     474,149        477,408     467,868
Deposits                                              362,060    359,542     360,554        363,838     357,757
Short-term borrowings                                  11,288     12,324      17,268         16,941      21,628
Long-term borrowings                                   52,429     51,341      46,429         46,429      38,429
Stockholders' equity                                   35,305     35,140      34,450         34,354      34,629
Ending Balance Sheet
Loans net of unearned income                         $364,926   $357,572    $357,988       $359,166    $357,173
Assets                                                481,785    474,277     480,359        472,846     475,626
Deposits                                              370,356    361,961     369,479        358,452     363,136
Long-term borrowings                                   52,429     52,429      46,429         46,429      46,429
Subordinated debentures                                10,310     10,310      10,310         10,310      10,310
Stockholders' equity                                   34,921     35,745      34,571         33,986      34,034
Financial Condition Analysis
Total risk-based capital                                13.34%     13.54%      13.32%         12.98%      13.12%
Net charge-offs to average loans                         0.16%      0.07%       0.04%          0.06%       0.05%
Nonperforming loans to gross loans                       2.29%      2.29%       1.96%          1.93%       2.08%
Efficiency ratio (1)                                    72.18%     78.26%      73.72%        110.40%      88.68%
Net interest income to average assets (1)                0.90%      0.88%       0.86%          0.85%       0.83%
Non-interest income to average assets                    0.22%      0.22%       0.22%          0.22%       0.22%
Non-interest expenses to average assets                  0.81%      0.86%       0.80%          1.18%       0.93%
Stockholders' Data
Diluted earnings per share                              $0.30      $0.25       $0.27         $(0.22)      $0.18
Book value per share                                   $21.26     $21.77      $21.06         $20.72      $20.75
Dividends per share                                     $0.11      $0.22         $-           $0.22       $0.22
Dividend payout ratio                                    36.2%      89.6%         -           -98.9%      122.0%
Average common shares outstanding-basic                 1,642      1,642       1,640          1,640       1,640
Average common shares outstanding-diluted               1,643      1,642       1,640          1,641       1,642
Stock Price Information (2)
High                                                   $23.50     $24.00      $30.00         $32.00      $34.25
Low                                                     20.67      18.05       19.75          30.00       32.00
Market price at quarter end                             21.00      23.50       19.75          30.00       32.00

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

For the second quarter 2008, net interest income on a taxable-equivalent basis was $4,271 compared with $3,882 in the related 2007 period. The $389 increase in net interest income between these periods was attributable to an $868 reduction in interest paid on liabilities which was partially offset by a reduction of $479 in interest earned on assets. Average interest-earning assets increased $12,143 or 3% between periods due to higher loan growth. Average loans for the second quarter of 2008 were $362,082 or an increase of $9,549 over the related 2007 balance of $352,533. The impact of an increase in nonaccrual loans and the reversal of interest related to these loans negatively impacted the margin in the second quarter of 2008. Average deposits for the second quarter of 2008 increased $4,203 to $362,059 compared with $357,757 for the related 2007 period. Lower-cost savings deposits increased $6,404 and demand deposits increased $2,302 during the period comparison. For the second quarter of 2008 and 2007, the overall net interest margin was 3.81% and 3.55%, respectively. The margin percentage in 2008 was aided by the additional revenue generated through loan origination fee income.

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

The overall rate earned on assets decreased 63 basis points from the rate earned in the second quarter of 2007 to 6.74% at June 30, 2008. During the same period comparison, the rate paid on interest-bearing liabilities decreased 96 basis points to 3.39% in the same period. The positive effect on net interest income in 2008 of rates on liabilities repricing faster than rates earned on assets was the primary reason for the improvement in net interest income.

Table 2:  Quarterly Net Interest Income Analysis - Taxable Equivalent Basis
(dollars in thousands)                         Three months ended June 30, 2008     Three months ended June 30, 2007
                                              Average     Interest      Average    Average     Interest      Average
                                              Balance  Income/Expense  Yield/Rate  Balance  Income/Expense  Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                            $362,082       $6,503        7.22%   $352,533       $6,981        7.94%
Investment securities:
  Taxable                                      66,179          793        4.82%     60,318          708        4.71%
  Tax-exempt (2)                               13,645          222        6.55%     19,403          279        5.77%
Other interest-earning assets                   8,734           57        2.60%      6,243           85        5.46%
Total earning assets                         $450,640       $7,574        6.74%   $438,497       $8,053        7.37%

Cash and due from banks                        $7,661                               $9,214
Other assets                                   22,002                              $23,895
Allowance for loan losses                      (5,100)                              (3,738)
Total assets                                 $475,203                             $467,868

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand                     $26,364          $50        0.76%    $26,341         $131        1.99%
  Savings deposits                             98,814          421        1.71%     92,410          760        3.30%
  Time deposits                               191,399        2,047        4.30%    195,828        2,426        4.97%
Short-term borrowings                          11,288           43        1.54%     21,628          263        4.88%
Long-term borrowings                           52,429          590        4.52%     38,429          438        4.57%
Subordinated debentures                        10,310          153        5.98%     10,310          153        5.98%
Total interest-bearing liabilities           $390,604       $3,303        3.39%   $384,946       $4,171        4.35%

Demand deposits                                45,482                               43,178
Other liabilities                               3,812                                5,115
Stockholders' equity                           35,305                               34,629
Total liabilities and stockholders' equity   $475,203                             $467,868

Net interest income and rate spread                         $4,271        3.35%                  $3,882        3.02%
Net interest margin                                                       3.81%                                3.55%

(1) Non-accrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and investments is computed on a tax-equivalent basis using a Federal tax rate of 34% and excluding disallowed interest expense.
(3) Interest income includes loan fees of $184 in 2008 and $133 in 2007.

                                               2008 vs 2007
                                                   Due to
                                       Volume       Rate          Net
  Loans                                 $189       ($668)       $(479)
  Taxable investments                     69          16           85
  Nontaxable investments                 (83)         26          (57)
  Other interest income                   34         (62)         (28)
Total interest-earning assets            209        (688)        (479)

  Interest-bearing demand                  0         (81)         (81)
  Savings deposits                        53        (392)        (339)
  Time deposits                          (55)       (326)        (380)
  Short-term borrowings                 (125)        (94)        (220)
  Long-term borrowings                   159          (7)         152
  Subordinated debentures                  0           0           (0)
Total interest-bearing liabilities        32        (900)        (868)

Net Interest Income                     $177        $212         $389

Table 3:  Year-To-Date Net Interest Income Analysis - Taxable Equivalent Basis
(dollars in thousands)
                                                Six months ended June 30, 2008      Six months ended June 30, 2007
                                              Average     Interest      Average    Average    Interest       Average
                                              Balance  Income/Expense  Yield/Rate  Balance  Income/Expense  Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                            $359,235       $13,228       7.41%   $350,292       $13,779       7.93%
Investment securities:
  Taxable                                      65,095         1,568       4.84%     59,380         1,387       4.71%
  Tax-exempt (2)                               15,008           475       6.36%     20,759           598       5.81%
Other interest-earning assets                   9,543           136       2.86%      6,890           190       5.56%
Total earning assets                         $448,881       $15,408       6.90%   $437,321       $15,954       7.36%

Cash and due from banks                        $7,726                               $9,212
Other assets                                   21,780                              $22,658
Allowance for loan losses                      (4,716)                              (4,666)
Total assets                                 $473,670                             $464,525

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand                     $27,781          $129       0.93%    $29,089          $308       2.14%
  Savings deposits                            100,041         1,019       2.05%     92,966         1,523       3.30%
  Time deposits                               188,453         4,211       4.49%    192,742         4,721       4.94%
Short-term borrowings                          11,806           105       1.78%     18,787           448       4.81%
Long-term borrowings                           51,885         1,196       4.64%     38,429           865       4.54%
Subordinated debentures                        10,310           307       5.98%     10,310           307       5.98%
Total interest-bearing liabilities           $390,275        $6,967       3.59%   $382,323        $8,172       4.31%

Demand deposits                                44,526                               43,150
Other liabilities                               3,584                                4,759
Stockholders' equity                           35,284                               34,293
Total liabilities and stockholders' equity   $473,670                             $464,525

Net interest income and rate spread                          $8,441       3.31%                   $7,782       3.05%
Net interest margin                                                       3.79%                                3.59%

(1) Non-accrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and investments is computed on a tax-equivalent basis using a Federal tax rate of 34% and excluding disallowed interest expense.
(3) Interest income includes loan fees of $313 in 2008 and $242 in 2007.

                                               2008 vs 2007
                                                  Due to
                                      Volume       Rate          Net
  Loans                                $354       ($904)       $(550)
  Taxable investments                   134          47          181
  Nontaxable investments               (167)         44         (123)
  Other interest income                  74        (128)         (54)
Total interest-earning assets           395        (941)        (546)

  Interest-bearing demand               (14)       (165)        (179)
  Savings deposits                      116        (620)        (504)
  Time deposits                        (106)       (404)        (510)
  Short-term borrowings                (167)       (176)        (343)
  Long-term borrowings                  305          26          331
  Subordinated debentures                 0           0            0
Total interest-bearing liabilities      134      (1,339)      (1,205)

Net Interest Income                    $261        $398         $659

For the six months ended June 30, 2008, net interest income on a taxable-equivalent basis was $8,441 compared with $7,782 in the related 2007 period, an increase of 8% between periods. Average interest-earning assets increased $11,560 or 3% between periods due to higher loan growth. Average loans for the six months of 2008 were $359,235 or a 3% increase over the related 2007 balance of $350,292. While volumes have increased, loan pricing pressures have decreased the spread on new and existing loans. Average deposits for the six months of 2008 increased $2,854 to $360,801 compared with $357,947 for the related 2007 period. Deposits increased in the lower-cost savings deposits and transaction accounts which increased $7,075 between periods. During 2008, the duration of brokered deposits and long-term borrowings were lengthened to improve our overall asset/liability repricing gap position. For the first six months of 2008 and 2007, the overall net interest margin was 3.79% and 3.59%, respectively.

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

We believe that the current provision conforms to our allowance for loan loss policy and is adequate in view of the present condition of the loan portfolio. However, should a decline in the quality of the loan portfolio or significant charge-offs against the allowance occur, higher provisions will need to be made in the future. The provision for loan losses for the first six months of 2008 was $1,635 compared to $300 in the related 2007 period.

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

Noninterest Income

Noninterest income during the first six months of 2008 increased $102 to $2,088 compared with $1,986 in the related 2007 period. The increase was attributable to receipt of interest revenue from the settlement of a tax dispute and higher revenue generated from our Mortgage Loan Origination Group on sales to the secondary market, which were partially offset by decreased revenue from Wealth Management.

Table 4:  Noninterest Income
(dollars in thousands)
                                     Three months ended                 Six months ended
                                June 30,   June 30,   Percent     June 30,   June 30,   Percent
(dollars in thousands)            2008       2007     Change        2008       2007     Change
Service fees                      $349       $342        2%         $703       $656        7%
Wealth Management                  358        406      -12%          693        765       -9%
Gains from sale of loans            71         66        8%          161        129       25%
Bank owned life insurance           34         32        6%           66         61        8%
Other operating income             246        193       27%          465        375       24%
Total non-interest income       $1,058     $1,039        2%       $2,088     $1,986        5%

Service fee income increased $47 during a comparison of the six month periods due primarily to the higher overdraft fee income.

The Wealth Management Services Group includes trust, brokerage and private client banking services. Income from the group decreased $72 to $693 for the first six months of 2008 due primarily to the decline in the equities markets of the managed portfolios of trust customers on which fees are based and staff vacancies in brokerage. With the now full staff complement, new business is expected to increase in future periods.

Gains on sale of loans represent income received from the sale of residential real estate loans into the secondary market. The increase is the result of the establishment of the Mortgage Loan Origination group formed in the spring 2007 to better serve our community banking customers.

The increase of $90 in other operating income in a comparison of the six-month period results is due primarily from the interest refund received from the Internal Revenue Service on settlement of a tax case (See Income Taxes below) and additional prepayment revenue on early termination of loans.

Noninterest Expense

Noninterest expense decreased $521 to $3,838 in the second quarter of 2008 as compared to the related 2007 period due primarily to lower expenses on other real estate owned. For the first six months of 2008 and 2007, operating expenses approximated $7,900. While aggressive efforts to dispose of the other real estate are continuing, future adjustments to operations may be necessary based on economic conditions or a decline in the fair value of the properties (see also Note 5-Other Real Estate).

Table 5:  Noninterest Expense
(dollars in thousands)
                                                Three months ended               Six months ended
                                           June 30,   June 30,   Percent   June 30,   June 30,   Percent
                                              2008       2007    Change       2008       2007    Change
Salaries and employee benefits              $2,274     $2,209       3%      $4,721     $4,250      11%
Occupancy                                      538        472      14%       1,059        952      11%
Data processing and information systems        198        203      -2%         383        399      -4%
Operation of other real estate                  72        636     -89%         125        640      NM
Legal and professional                         177        162       9%         360        312      15%
Other operating expenses                       579        682     -15%       1,260      1,379      -9%
Total non-interest expenses                 $3,838     $4,364     -12%      $7,908     $7,932       0%

For the six months ended June 30, 2008 and 2007, salaries and employee benefits comprise approximately 60% and 54%, respectively, of total noninterest expense. The costs associated with hiring additional personnel and employee turnover during 2007 contributed to the expense variance of $471 in a comparison of the six month periods in 2008 and 2007. Salary increases, which are effective April 1{st} of each year, were limited to approximately 2% for 2008. Health insurance expense has increased $151 during 2008 due to higher claims experience. This added expense has been partially offset by a reduction in the anticipated 401(k) expense for 2008.

Occupancy and equipment expense increased $107 during the six month period comparison shown above as a result of increased equipment depreciation expense, and higher utilities, maintenance and repair costs of our facilities. There are no expansion plans contemplated in 2008.

Data processing and information systems expense includes costs of bookkeeping operations and couriers used to transport daily work around our branch network. In 2007, we instituted branch capture thereby eliminating the need for daily transportation. The decrease in expense during the periods shown above is due to savings recognized from this cost initiative which more than offset increased costs due to additional technology enhancements and increased software maintenance expense.

Operation of other real estate represents primarily expenses associated with the properties and assets that were surrendered by the Impaired Borrower in 2007. These costs include the ongoing costs of holding properties, such as real estate taxes or utilities cost, and any (gains) losses on disposal of foreclosed real estate. A write-down of $600 to fair value was taken in the second quarter of 2007.

Legal and professional costs increased $48 during the six month period comparison due to additional collection expenses associated with past due loans.

The decrease in other operating expenses is attributable to a $101 loss on sale of other real estate incurred in 2007. Starting in the third quarter of 2008, higher FDIC insurance expenses of $54 on a quarterly basis will be incurred as a result of increased assessments.

Income Taxes

In 2005, the Internal Revenue Service assessed our bank and many other Wisconsin banks that hold Nevada subsidiaries additional tax by disallowing a portion of the bank's interest deduction for federal income tax returns for 1999-2002. In March 2008, the Internal Revenue Service notified the banks that they would not appeal a recent Tax Court case which ruled in the banks' favor. The recognition of the amount to be refunded to the bank for the period covered by the tax case and in subsequent years' tax returns totaled $247 which was recorded as a tax benefit in the first quarter of 2008.

BALANCE SHEET ANALYSIS

Loans

Gross loans outstanding were $364,926 at June 30, 2008, an increase of $6,938 from the amount recorded at year-end 2007. Overall loan demand has softened as one of the main industries in our markets is the housing industry. Additionally, new loan requests show the stress of current economic times. In the second quarter of 2008, we experienced an increase in reviewing and approving profitable new loans in certain of our markets.

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

The allowance for loan losses at June 30, 2008 was $4,994 compared with $4,174 at the end of 2007. Net-charge-offs during the second quarter of 2008 totaled $577 or .16% of average loans compared with $174 for the second quarter of 2007. Gross charge-offs of $430 were recorded during the second quarter of 2008 on loans secured by nonresidential properties. For the six months ended June 30, 2008, net charge-offs totaled $815 or .23% of average loans. Net charge-offs for the first six months of 2007 were $4,803 of which $4,600 related to the Impaired Borrower. Excluding this specific charge-off, net charge-offs totaled $203 for the first six months of 2007.

Net charge-offs on loans secured by real estate were $737 and $150 for the six-months ended June 30, 2008 and 2007 (excluding the loss to the Impaired Borrower charge-off), respectively. Credit card net charge-offs were $23 higher in 2008 than in the first six-months of 2007.

During 2008, we formed a Special Assets Group and hired an experienced manager to assist our lenders in structuring and implementing collection efforts focusing on resolving our problem assets. In light of present and forecasted economic environment, we see an increasing demand for collection expertise to help manage commercial and agricultural accounts to minimize future losses. This effort has already resulted in the acceleration in the disposition of certain problem assets.

Table 6:  Loan Loss Experience
(dollars in thousands)
                                       At and for the     At and for the
                                      Six months ended      Year ended
                                          June 30,          December 31,
                                      2008         2007         2007
Allowance for loan losses at
beginning of year                    $4,174       $8,184       $8,184
Loans charged off                    (1,027)      (4,823)      (5,198)
Recoveries                              212           20           48
Provision for loan losses             1,635          300        1,140
Allowance for loan losses at
end of period                        $4,994       $3,681       $4,174
Nonperforming assets
 Nonaccrual loans not
 considered impaired                 $1,435         $733         $559
 Nonaccrual loans considered
 impaired                             6,105        5,566        5,702
 Accruing loans past due 90
 days or more                            17           10           64
 Restructured loans                     790        1,125          700
Total nonperforming loans             8,347        7,434        7,025
 Other real estate owned              2,671        4,160        2,352
 Other repossessed assets                 5          147            0
Total nonperforming assets          $11,023      $11,741       $9,377

RATIOS
Ratio of allowance for loan
losses to net charge offs               6.1          0.8          0.8
Ratio of allowance for loan
losses to total loans at end of
period                                 1.37%        1.03%        1.17%
Ratio of net charge-offs during
the period to average loans
outstanding                            0.23%        1.37%        1.45%
Nonperforming loans to total
loans                                  2.29%        2.08%        1.96%
Nonperforming assets to total
assets                                 2.29%        2.47%        1.95%

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

Table 7: Allocation of Loan Loss Reserve
                                    June 30,   December 31,
                                      2008          2007           Change
Commercial & Agricultural            $2,898       $2,577            $321
Real Estate                             661          514             147
Installment                             100           93               7
Impaired Loans                        1,335          961             374
Unallocated                              -            29             (29)
Total Reserve                        $4,994       $4,174            $820

The increase in the level of reserves at June 30, 2008 for commercial and agricultural as well as real estate is the direct result of increases in the level of nonaccrual loans and delinquency levels in each of these categories.

It is difficult to predict the length or depth of the current real estate economic downturn, or the extent of the slowdown in the national economy, or the deteriorating economic conditions in the markets we serve and the impact of all such changes on borrowers, and on the value of the underlying collateral securing these credits. In the opinion of management, the allowance for loan losses was appropriate as of June 30, 2008. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such changes on borrowers.

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

Nonperforming assets increased to $11,023 at June 30, 2008 from $9,377 at December 31, 2007. Nonaccrual loans at June 30, 2008 were $7,540, an increase of $1,279 from the year-end balance of $6,261. The increase was primarily in loans secured by 1-4 family residential real estate and in construction loans related to 1-4 family residential real estate.

Other real estate totaled $2,671 and $2,352 at June 30, 2008 and December 31, 2007, respectively. The largest asset in other real estate is the former car dealership of the Impaired Borrower. The properties and collateral received in the surrender of assets received from the Impaired Borrower are valued at estimated resale value. Evaluations are done on a quarterly basis and downward adjustments, if necessary, will be recorded in our financial statements. The amounts remaining on the financial statements related to the Impaired Borrower and classified as nonperforming assets were approximately $2,800 at June 30, 2008 and December 31, 2007.

Deposits

At June 30, 2008, deposits were $370,356, up $877 from year-end 2007. Brokered deposits totaled $53,353 at June 30, 2008 compared with $49,844 at December 31, 2007, an increase of $3,509. The increase in average loans of $5,694 during the second quarter of 2008 was funded with increases in broker deposits and consumer certificates of deposit. The second quarter of 2008 marketing campaign to attract longer-term certificates of deposit was successful and aided our overall asset/liability management position. On average, total deposits increased $2,854 over the related six-month period in 2007.

The retail markets we serve are continuously influenced by economic conditions, competitive pressure from other financial institutions, and other out-of-market investment opportunities available to customers. The declining interest rate environment experienced during the first part of 2008 and the liability-sensitive position of our asset/liability management resulted in expense falling on deposits faster than the decline in income on interest-earning assets. The repricing of longer-term advances into more favorable rates coupled with the reductions in rates paid on time deposits and the Premier Money Market account all aided the net interest margin during the quarter and the six-month results of 2008.

Other Funding Sources

Other funding sources, including short-term borrowings, long-term borrowings, and subordinated debentures, were $73,444 at June 30, 2008 compared with $72,085 at December 31, 2007, an increase of 2% or $1,359. Short-term borrowings consist of federal funds purchased and corporate funds in the form of repurchase agreements were reduced as we increased our reliance on longer-term sources of funds to take advantage of the yield curve and to improve our overall asset/liability position.

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

Table 8:  Contractual Obligations (dollars in thousands)
                                   Total     < 1year     1-3 years     3-5 years     > 5 years
Long-term borrowings              $52,429    $17,500      $27,929        $2,000        $5,000
Subordinated debentures            10,310        -            -             -          10,310
Total contractual obligations     $62,739    $17,500      $27,929        $2,000       $15,310

Liquidity

Liquidity management refers to the ability to ensure that cash is available in a timely manner to meet loan demand and depositors' needs and to service liabilities as they become due without undue cost or risk. Our holding company and Bank have different liquidity considerations.

The primary source of funds for the holding company are dividends from the Bank, proceeds from issuance of stock, and net proceeds from borrowings and the offerings of subordinated debentures. The cash is used to provide for payments of dividends to shareholders, purchase of assets, payment of salaries, benefits and other related expenses, and to make interest payments on its debt. No dividends were received from the Bank in the first six months of 2008 or 2007. The amount of cash available at the holding company is $3,212 at June 30, 2008 compared with $4,091 at December 31, 2007.

The Bank meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity is derived from maturities within the investment portfolio, maturing loans, loan payments, deposit growth, other funding sources, and a well-capitalized capital position.

Maturing investments can be a source of liquidity at the Bank. Proceeds from maturities totaling $11,740 were received during the first six months of 2008 while investment purchases totaled $11,002 during the same period.

The scheduled maturity of loans can also provide a source of additional liquidity. Factors affecting liquidity relative to loans are loan renewals, loan origination volumes, loan prepayment rates, and maturity of existing loan portfolio. The Bank's liquidity position is influenced by changes in interest rates, economic conditions, and competition. Conversely, loan demand as a need for liquidity may cause us to acquire other sources of funding which could be more costly than deposits. Loans increased $7,354 during the second quarter of 2008.

Deposits provided $877 of cash inflow during the first six months of 2008. Affecting liquidity are core deposit growth levels, certificates of deposit maturity structure, and retention and diversification of wholesale funding sources. Deposits increased $8,395 during the second quarter of 2008 primarily through growth in brokered deposits.

Other funding sources for the Bank are in the form of corporate repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and long-term borrowings with other financial institutions. Short-term borrowings decreased $4,641 in the first six months of 2008 while long-term borrowings increased $6,000 during the same period. Long-term borrowings include a $5,000 7-year, 5-year no call advance at a fixed interest rate of 3.69% taken out in the first quarter of 2008.

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

Capital

Stockholders' equity at June 30, 2008 was $34,921 compared to $34,571 at December 31, 2007. Stockholders' equity at June 30, 2008 included $263 of accumulated other comprehensive loss related to unrealized losses on securities available for sale, net of the tax effect. At December 31, 2007, stockholders' equity included $215 of comprehensive loss related to unrealized losses on securities. Cash dividends paid were $.11 per share in the second quarter of 2008, and $0.22 per share in the first quarter 2008 and the second quarter of 2007.

Table 9: Capital Ratios
 (dollars in thousands)
Holding Company                     At June 30,       At December 31,
                                       2008                 2007         Minimum
Total Stockholders' Equity           $34,921              $34,571
Tier 1 Capital                        44,889               44,491
Total Regulatory Capital              49,487               48,665
Tier 1 to average assets                 9.5%                 9.4%         5.0%
Tier 1 risk-based capital ratio         12.1%                12.2%         4.0%
Total risk-based capital ratio          13.3%                13.3%         8.0%

Bank                                 At June 30,     At December 31,
                                        2008               2007          Minimum
Total Stockholders' Equity            $38,474            $37,295
Tier 1 Capital                         38,442             37,215
Total Regulatory Capital               43,040             41,389
Tier 1 to average assets                  8.2%               7.9%          5.0%
Tier 1 risk-based capital ratio          10.5%              10.3%          6.0%
Total risk-based capital ratio           11.7%              11.5%         10.0%

The adequacy of our capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of June 30, 2008 and December 31, 2007, the holding company and bank Tier 1 risk-based capital ratios, total risk-based capital ratios and Tier 1 leverage ratios were in excess of regulatory requirements. The Board continually evaluates short-term and longer-term capital needs of the Corporation, and has an expressed goal of maintaining sufficient capital to remain a well-capitalized bank and bank holding company. The dividend payout ratios were 36% and 122% for the second quarter of 2008 and 2007, respectively. Payment of future dividends at the holding company are determined at the board's discretion and are based on a short and long-term review of capital needs, earnings, cash flow of the holding company and asset quality.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The information contained in this section of this quarterly report on Form 10-Q captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference. There was no material change in the information provided in response to Item 7A of our 2007 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of our President and Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, such evaluation, the President and Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were effective.

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

There were no changes in the internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Shareholder Meeting of Stockholders was held on April 22, 2008. The results of matters voted on at the meeting were disclosed in Part 2, Item 4 of the Form 10-Q for the quarterly period ended March 31, 2008 which is incorporated herein by reference.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

Exhibit
NUMBER                        DESCRIPTION

31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 Certification of CEO and Principal Accounting Officer pursuant to
     Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  AUGUST 8, 2008         JAMES F. WARSAW
                              James F. Warsaw
                              President and Chief Executive Officer
                              (Principal Executive Officer)


Date:  AUGUST 8, 2008         RHONDA R. KELLEY
                              Rhonda R. Kelley
                              Principal Accounting Officer
                              (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                      to
                                   FORM 10-Q
                                      of
                    MID-WISCONSIN FINANCIAL SERVICES, INC.
                 for the quarterly period ended June 30, 2008
                 Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. <section>232.102(d))

The following exhibits are filed as part this report:

31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 Certification of CEO and Principal Accounting Officer pursuant to
     Section 906 of Sarbanes-Oxley Act of 2002