Form 10-Q
period 2008-09-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2008-11-10
CIK 785024

FORM 10-Q
                U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly period ended September 30, 2008

                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from. . . . . . .to. . . . . . .

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
     Large accelerated filer [ ]            Accelerated filer [ ]
     Non-accelerated filer [ ]              Smaller reporting company [X]
     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

As of November 4, 2008 there were 1,643,278 shares of $0.10 par value common stock outstanding.

                 MID-WISCONSIN FINANCIAL SERVICES, INC.

                            TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                          PAGE

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets
                  September 30, 2008 and December 31, 2007                3

                  Consolidated Statements of Income
                  Three and Nine Months Ended
                  September 30, 2008 and 2007                             4

                  Consolidated Statements of Changes in
                  Stockholders' Equity
                  Nine Months Ended September 30, 2008                    5

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2008 and 2007          5-6

                  Notes to Consolidated Financial Statements             7-12

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         13-32

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                      32

         Item 4.  Controls and Procedures                                32

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                      32

         Item 1A. Risk Factors                                          33-34

         Item 2.  Unregistered Sales of Equity Securities
                  and Use of Proceeds                                    34

         Item 3.  Defaults Upon Senior Securities                        34

         Item 4.  Submission of Matters to a Vote of Security Holders    34

         Item 5.  Other Information                                      34

         Item 6.  Exhibits                                               34

                  Signatures                                             35

                  Exhibit Index                                          36

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                      Mid-Wisconsin Financial Services, Inc.
                                 and Subsidiary
                       Consolidated Balance Sheets ($000's)
                                                            September 30, 2008   December 31, 2007
                                                                (Unaudited)          (Audited)
ASSETS
Cash and due from banks                                             $9,791             $15,371
Interest-bearing deposits in other financial institutions               33                  33
Federal funds sold                                                   1,279               3,180
Securities available for sale - at fair value                       82,826              82,551
Loans held for sale                                                    701               1,168
Loans, net of unamortized fees                                     361,744             357,988
Less: Allowance for loan losses                                     (5,192)             (4,174)
Net loans                                                          356,552             353,814
Accrued interest receivable                                          2,269               2,474
Premises and equipment, net                                          9,082               9,578
Goodwill                                                               295                 295
Other investments - at cost                                          2,616               2,616
Other assets                                                         9,255               9,279
TOTAL ASSETS                                                      $474,699            $480,359
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                       $52,930             $47,131
Interest-bearing deposits                                          311,317             322,348
  Total deposits                                                   364,247             369,479
Short-term borrowings                                                9,267              15,346
Long-term borrowings                                                52,429              46,429
Subordinated debentures                                             10,310              10,310
Accrued interest payable                                             1,769               2,691
Accrued expenses and other liabilities                               1,119               1,533
Total liabilities                                                  439,141             445,788
Stockholders' equity:
  Common stock-Par value $.10 per share:
Authorized - 6,000,000 shares
Issued and outstanding -
1,643,278 shares in 2008 and 1,641,799 shares in 2007                  164                 164
Additional paid-in capital                                          11,782              11,721
Retained earnings                                                   23,372              22,901
Accumulated other comprehensive gain (loss)                            240                (215)
Total stockholders' equity                                          35,558              34,571
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $474,699            $480,359

    The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                                                           Mid-Wisconsin Financial Services, Inc.
                                                                      and Subsidiary
                                                          Consolidated Statements of Income ( $000's)
                                                                        (Unaudited)
                                                    Three Months Ended                        Nine Months Ended
                                          September 30, 2008   September 30, 2007   September 30, 2008   September 30, 2007
Interest and dividend income:
  Loans, including fees                          $6,359               $7,271              $19,557              $21,020
  Securities
     Taxable                                        802                  717                2,370                2,104
     Tax-exempt                                     143                  201                  458                  640
  Other interest and dividend income                 52                   86                  188                  276
Total interest and dividend income                7,356                8,275               22,573               24,040
Interest expense:
  Deposits                                        2,434                3,390                7,792                9,942
  Short-term borrowings                              37                  187                  142                  635
  Long-term borrowings                              593                  573                1,790                1,438
  Subordinated debentures                           154                  154                  461                  461
Total interest expense                            3,218                4,304               10,185               12,476
Net interest income                               4,138                3,971               12,388               11,564
Provision for loan losses                           630                  150                2,265                  450
Net interest income after provision
  for loan losses                                 3,508                3,821               10,123               11,114
Non-interest income:
  Service fees                                      366                  332                1,069                  988
  Trust service fees                                285                  307                  860                  914
  Investment product commissions                     89                   53                  207                  211
  Other operating income                            261                  337                  953                  902
Total non-interest income                         1,001                1,029                3,089                3,015
Non-interest expenses:
  Salaries and employee benefits                  2,328                2,265                7,049                6,515
  Occupancy                                         474                  505                1,533                1,457
  Data processing and information systems           196                  187                  579                  586
  Operation of other real estate                    337                1,837                  462                2,477
  Legal and professional                            198                  173                  558                  485
  Other operating expenses                          627                  647                1,887                2,026
Total non-interest expenses                       4,160                5,614               12,068               13,546
Income before provision for income taxes            349                 (764)               1,144                  583
Provision (benefit) for income taxes                 58                 (399)                 (50)                 (84)
Net income                                         $291                $(365)              $1,194                 $667
Basic earnings (loss) per share                   $0.18               $(0.22)               $0.73                $0.41
Diluted earnings (loss) per share                 $0.18               $(0.22)               $0.73                $0.41
Cash dividends declared per share                 $0.11                $0.22                $0.44                $0.66

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                             Mid-Wisconsin Financial Services, Inc.
                                       and Subsidiary
                 Consolidated Statement of Changes in Stockholders' Equity ($000's)
                                      September 30, 2008
                                         (Unaudited)
                                                                                 Accumulated
                                                        Additional                  Other
                                        Common Stock     Paid-In     Retained   Comprehensive
                                       Shares   Amount   Capital     Earnings     Gain (Loss)    Totals
Balance, December 31, 2007           1,641,799   $164    $11,721      $22,901        $(215)      $34,571
Comprehensive Income:
Net Income                                                              1,194                      1,194
Other comprehensive gain                                                               455           455
Total comprehensive income                                                                         1,649
Proceeds from stock purchase plans       1,479                29                                      29
Stock-based compensation                                      32                                      32
Cash dividends paid, $.44 per share                                      (723)                      (723)
Balance, September 30, 2008          1,643,278   $164    $11,782      $23,372         $240       $35,558

                         Mid-Wisconsin Financial Services, Inc.
                                    and Subsidiary
                      Consolidated Statements of Cash Flows ($000's)
                                     (Unaudited)
                                                               Nine months ended September 30,
                                                                       2008      2007

Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                                      $1,194      $667
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for depreciation and net amortization                 770       699
        Provision for loan losses                                     2,265       450
        Provision for valuation allowance - other real estate           273     2,343
        (Gain) loss on premises and equipment disposals                   3        (5)
        Loss on sale of foreclosed real estate                           26       109
        Stock-based compensation                                         32        20
        Changes in operating assets and liabilities:
        Loans held for sale                                             467    (1,030)
        Other assets                                                    (80)     (689)
        Other liabilities                                            (1,336)      (19)
  Net cash provided by operating activities                           3,614      2,545

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                       Mid-Wisconsin Financial Services, Inc.
                                 and Subsidiary
                   Consolidated Statements of Cash Flows ($000's)
                                  (Unaudited)
                                                          Nine months ended September 30,
                                                                 2008         2007
  Cash flows from investing activities:
     Net increase in interest-bearing deposits
      in other financial institutions                              (1)         (10)
     Net (increase) decrease in federal funds sold              1,901         (830)
     Securities available for sale:
          Proceeds from maturities                             15,432       13,198
          Payment for purchases                               (14,973)     (10,474)
     Net increase in loans                                     (5,462)     (17,750)
     Capital expenditures                                        (308)        (833)
     Proceeds from sale of premises and equipment                   0           11
     Proceeds from sale of other real estate                      223          165
  Net cash used in investing activities                        (3,188)     (16,523)
  Cash flows from financing activities:
     Net increase (decrease) in deposits                       (5,233)      16,199
     Net decrease in short-term borrowings                     (6,079)     (11,839)
     Proceeds from issuance of long-term borrowings            (5,000)     (12,500)
     Principal payments on long-term borrowings                11,000       20,501
     Issuance of common stock                                      29            7
     Cash dividends paid                                         (723)      (1,082)
   Net cash provided by (used in) financing activities         (6,006)      11,286
Net decrease in cash and due from banks                        (5,580)      (2,692)
Cash and due from banks at beginning                           15,371       12,111
Cash and due from banks at end                                 $9,791       $9,419
  Supplemental cash flow information:                            2008         2007
     Cash paid during the year for:
          Interest                                            $11,107      $12,233
          Income taxes                                           $670         $100
  Noncash investing and financing activities:
          Loans transferred to other real estate                 $458       $5,141
          Loans charged-off                                    $1,472       $5,050
          Loans made in connection with the sale of
          other real estate                                       $-          $128

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

Presented below are the calculations for basic and diluted earnings per share:

                                                      Three Months Ended        Nine Months Ended
                                                         September 30,            September 30,
                                                       2008        2007          2008       2007
                                                        (In thousands, except per share data)
Net income available to common stockholders            $291       $(365)       $1,194       $667
Weighted average shares outstanding                   1,643       1,640         1,642      1,640
Effect of dilutive stock options outstanding              0           2             0          2
Diluted weighted average shares outstanding           1,643       1,642         1,642      1,642
Basic earnings per common share                       $0.18      $(0.22)        $0.73      $0.41
Diluted earnings per common share                     $0.18      $(0.22)        $0.73      $0.41

Note 3 - Loans
(dollars in thousands)

                          September 30,   % of    December 31,   % of
                               2008       total       2007       total
Commercial                   $38,587        11%     $39,892        11%
Commercial real estate       125,131        34%     114,028        32%
Agricultural                  42,397        12%      40,804        11%
Real estate construction      45,916        13%      45,959        13%
Real estate residential      100,461        28%     107,239        30%
Installment                    9,252         2%      10,066         3%
Total loans                 $361,744       100%    $357,988       100%

Note 4 - Other Real Estate
(dollars in thousands)

 A summary of Other Real Estate ("ORE"), which is included in Other Assets, is as follows:

                                                  September 30,   December 31,
                                                       2008           2007
Beginning Balance                                     $2,352           $130
Transfer of loans at net realizable value to ORE         458          5,258
Sales/lease proceeds, net                               (223)          (459)
Loans made in sale of ORE                                  0           (128)
Net loss from sale of ORE                                (26)          (106)
Provision charged to operations-net                     (273)        (2,343)
   Total Other Real Estate, net valuation reserve     $2,288         $2,352

Changes in the valuation reserve for losses on other real estate were as follows:

                                        September 30,       December 31,
                                             2008               2007
Beginning Balance                           $2,343                $-
Provision charged to operations-gross          273              2,443
Amounts related to ORE disposed of               0               (100)
Balance at end of period                    $2,616             $2,343

Note 5 - Deposits
(dollars in thousands)

                             September 30,   % of    December 31,   % of
                                  2008       total       2007       total
Non-interest bearing demand     $52,930        14%     $47,131        13%
Interest-bearing demand          25,478         7%      27,845         8%
Money market deposits            75,391        21%      83,729        23%
Other savings deposits           22,124         6%      21,047         6%
IRA and retirement accounts      33,399         9%      32,943         9%
Brokered deposits                45,944        13%      49,844        13%
Certificates of deposit         108,981        30%     106,940        28%

Total                          $364,247       100%    $369,479       100%

Note 6 - Fair Value Accounting
(dollars in thousands)

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

Assets and Liabilities Measured on a Recurring Basis

                                            Fair Value Measurements at
                                            September 30, 2008, Using
                                                      Quoted
                                                     Prices In
                                                       Active
                                                       Markets    Significant
                               Assets/Liabilities        for         Other      Significant
                                Measured at Fair      Identical    Observable   Unobservable
                                      Value            Assets        Inputs         Inputs
                               September 30, 2008     (Level 1)     (Level 2)      (Level 3)
Securities available for sale        $82,826              $-         $80,874        $1,952
Impaired loans                        $6,016              $-            $-          $6,016

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

Level 3 assets are certain investments for which little or no market activity exists or whose value of the underlying collateral is not market observable. Generally, we attempt to obtain third-party pricing through our pricing provider, or through third-party brokers who have experience in valuing certain instruments or have knowledge of similar trading activity in such securities. Even when third-party pricing is available, the limited trading activity and illiquidity resulting from the current market conditions has challenged the observability of these quotations. Due to the continued illiquidity and credit risk, the market value of these securities, which primarily represent privately-placed trust-preferred securities or local tax-qualifying bonds, is highly sensitive to assumption changes and market volatility. Approximately 2% of the investment securities are classified as Level 3 securities.

The table below presents a reconciliation for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

                                                   For the Year     For the Third    Year-to-Date
                                                   and Quarter      Quarter Ended        Ended
                                             Ended Sept. 30, 2008   Sept. 30, 2008   Sept. 30, 2008
                                                                       Impaired         Impaired
                                                   Securities            Loans            Loans
Balance, December 31, 2007                           $1,652              $4,770           $5,087

Total gains or losses (realized/unrealized)
     Included in earnings                                 0                (228)            (827)
     Included in other comprehensive income               0                   0                0

Purchases, issuances and settlements                    300                (487)          (1,142)

Transfers in and/or out of Level 3                        0               1,960            2,897

Balance, September 30, 2008                          $1,952              $6,016           $6,016

For purposes of impairment testing, nonaccrual loans greater than an established threshold are individually evaluated for impairment. Substantially all of these loans are collateral dependent. A valuation allowance is recorded for the excess of the loan's recorded investment over the fair value of the collateral less selling costs. This valuation allowance is a component of the allowance for loan losses. The fair value is determined based on third-party appraisals, tax bills, sales of similar properties less estimated selling costs and other factors including estimated holding periods if foreclosure occurs. The carrying value of the impaired loans that were substantially collateral-dependent was $7,693 with a valuation allowance of $1,677 at September 30, 2008.

Assets and Liabilities Measured on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:

                                       Fair Value Measurements at
                                       September 30, 2008, Using
                                                 Quoted
                                               Prices In
                                                 Active
                                                Markets        Significant
                       Assets/Liabilities         for             Other        Significant
                        Measured at Fair        Identical       Observable     Unobservable
                              Value              Assets           Inputs          Inputs
                       September 30, 2008       (Level 1)       (Level 2)       (Level 3)
Loans held for sale            $701                                $701

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

Note 7- Other Than Temporary Impaired Securities

Included in the investment portfolio is a mortgage-backed security which is backed by a pool of manufactured housing. The security is rated BA3 and has book and fair values of $451 and $408, respectively, at September 30, 2008. We have the ability and intent to hold the investment until expected recoveries of the fair value, which may be at maturity. As such, we do not consider this investment with unrealized losses to be other-than-temporary impaired as of September 30, 2008. We do recognize that a higher than normal risk for a potential further deterioration in the market prices and credit quality of the security, and conditions may worsen to the extent that untimely and less than full payments or credit losses could occur at some point in the future.

Note 8- Accounting Pronouncements

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

In October 2008, the SEC and the FASB through FSP 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active issued joint pronouncements effective immediately which provided additional guidance regarding determination of fair value measurement of assets when the market of an asset is not active. We have considered this statement in the determination of the valuation of Other Than Temporary Impaired Securities.

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

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2008 and 2007. It is intended to supplement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

Forward-looking statements made in this document are subject to risks and uncertainties. These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management's view as of any subsequent date. Forward-looking estimates and statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this filing. Such forward-looking statements include, without limitation, statements regarding expected financial and operating activities and results that are preceded by, followed by, or that include words such as "may," "expects," "anticipates," "estimates," or "believes." Such statements are subject to important factors that could cause our actual results to differ materially from those anticipated by the forward-looking statements. These factors include (i) our exposure to the volatile commercial and residential real estate markets, which could result in increased charge-offs and increases in the allowance for loan losses to compensate for potential losses in its real estate portfolios or further write-downs of other real estate values, (ii) adverse changes in the financial performance and/or condition of our borrowers, which could impact repayment of such borrowers' outstanding loans, (iii) our ability to maintain required levels of capital, (iv) fluctuation in our stock price, (v) other risks and assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2007 under the headings "Forward-Looking Statements" and "Risk Factors" which factors are incorporated herein by reference, and (vi) such other factors as may be described in these and other filings with the Securities and Exchange Commission ("SEC"), which factors are incorporated herein by reference. Forward-looking estimates and statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this filing. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect only our belief as of the filing date of this report. We specifically disclaim any obligation to update factors or to publicly announce the result of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments except as required by federal securities law.

 Critical Accounting Policy

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industry in which it operates. This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.
Management believes the following policies are both important to the portrayal of our financial condition and requires subjective or complex judgments, and therefore, are critical accounting policies.

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary losses, we consider many factors which include: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of our financial position to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If a security has been impaired, and the impairment is deemed other-than-temporary and material, a write-down will occur in that quarter. If a loss is deemed to be other-than-temporary, it is recognized as a realized loss in the financial statements of income with the security assigned a new cost basis.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. We utilize a third-party vendor to assist in the determination of fair values. Adjustments to the available-for-sale securities impacts our financial condition by increasing or decreasing assets and stockholders' equity, and possibly net income as discussed in the preceding paragraph.

We consider the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover credit losses within the loan portfolio and the material effect that these estimates can have on our results of operations. The components of the allowance represent estimation pursuant to either SFAS No. 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. At least quarterly, we review the assumptions and formulas by which additions are made to the specific and general allowance for loan losses in an effort to refine such allowance in light of the current status of the factors involved in the calculation. The total loan portfolio is thoroughly reviewed at least quarterly for satisfactory levels of general and specific reserves together with impaired loans to determine if write-downs are necessary. While our evaluation of the allowance for loan losses at September 30, 2008 considers the allowance to be adequate, under adversely different conditions or assumptions, we would need to increase the allowance by an amount that cannot be reasonably estimated at this time.

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

Results of Operations

We reported third quarter net income of $291, or $0.18 per diluted share compared to a loss of ($365) or ($0.22) per diluted share for the third quarter of 2007. Net income for the nine months ended September 30, 2008 was $1,194 or $.73 per diluted share as compared to $667 or $.41 per diluted share in the comparable 2007 period. Return on average assets for the nine months ended September 30, 2008 was .34% compared to .19% for the same period in 2007. Return on equity for the nine months ended September 30, 2008 was 4.52% versus 2.60% for the same period in 2007. Cash dividends paid were $0.44 and $.66 per share for the nine months ended September 30, 2008 and 2007, respectively.

The third quarter of 2008 was significantly challenging as financial institutions continued to feel the impact of the negative business cycle. The slowdown in loan requests, the uncertainty over repayment of existing loans and the deteriorating value of collateral such as residential and commercial real estate, has severely impacted the financial results of most financial institutions.

Key factors affecting current quarter results were:

   o Net interest income on a fully taxable-equivalent basis for the first nine months of 2008 of $12,657 increased 7% over the amount recorded in the related 2007 period. In a comparison of the first nine-months for 2008 and 2007, interest income decreased 6% while interest expense on deposits and borrowings decreased 18%.

   o Net interest income on a fully taxable-equivalent basis was $4,218 for the third quarter of 2008, an increase of $162 or 4% over the related quarter of 2007. The cost of deposits has fallen faster than the decrease in loan rates thereby resulting in an improved interest margin. Average demand deposits rose 3% during the third quarter of 2008 compared with the second quarter of 2008 which also aided the net interest margin. Additionally, the maturities of contractual obligations, such as time deposits and long-term borrowings, have been lengthened throughout 2008 thereby improving our overall asset/liability gap position.

   o Loans totaled $361,744 at September 30, 2008 which represented an improvement of 1% over the amount recorded at December 31, 2007 but a decline of $3,182 from June 30, 2008. Total deposits were $364,247 at September 30, 2008 which was down slightly from the year-end 2007 level. Total assets declined 1% from December 31, 2007. The decline in assets has aided in maintaining and improving regulatory capital ratios at the Bank and holding company.

   o Net charge-offs for the third quarter and for the first nine-months of 2008 were $432 and $1,247, respectively. Net charge-offs for the first nine months in 2007 were $5,019 of which $4,600 is related to the impaired borrower described in our 2007 Annual Report on Form 10-K ("Impaired Borrower"). Excluding this specific 2007 charge-off, net charge-offs totaled $425 for the first nine months of 2007.

   o Nonperforming assets were $11,646 at September 30, 2008 as compared with $9,377 at year-end 2007 and $9,648 at September 30, 2007. The amounts included in nonperforming assets related to the Impaired Borrower, discussed further in the section entitled Impaired Loans and Other Real Estate Owned, totaled approximately $2,500 at September 30, 2008 and $2,800 at December 31, 2007.

   o The ratio of allowance for loan losses to period-end loans increased to 1.44% at September 30, 2008 compared with 1.17% and 1.01% at December 31, 2007 and September 30, 2007, respectively.

   o Noninterest income during the first nine months of 2008 increased 2% compared to the related 2007 period due primarily to interest received from the Internal Revenue Service on income tax refunds.

   o Noninterest expense declined $1,478 or 11% for the first nine months of 2008 compared with the related 2007 amount due primarily to larger impairment write-downs on other real estate recorded in 2007.

   o  Average stockholders' equity for the third quarter of 2008 increased
      $920 to $35,274 over the $34,354 recorded in the related 2007 period. The improvement in the after-tax impact of the fair value adjustment for investment securities, increased net income and lower dividend payments to shareholders are the main reasons for the increase between periods.

   o Average stockholders' equity for the first nine months of 2008 increased $966 to $35,280 from $34,314 in the related 2007 period due primarily to an increase in the net tax impact of the fair value adjustment for investment securities.

The following Table 1 presents quarterly summary results of operations.

Table 1: Summary Results of Operations
(dollars in thousands, except per share data)
                                                                                                      Quarter Ended
                                                 September 30,   June 30,   March 31,   December 31,   September 30,
                                                      2008         2008       2008          2007            2007
Results of operations:
Interest income                                      $7,356       $7,479     $7,738        $8,104          $8,275
Interest expense                                      3,218        3,304      3,663         4,088           4,304
Net interest income                                   4,138        4,175      4,075         4,016           3,971
Provision for loan losses                               630          705        930           690             150
Net interest income after provision for loan
losses                                                3,508        3,470      3,145         3,326           3,821
Non-interest income                                   1,001        1,058      1,030         1,042           1,029
Non-interest expenses                                 4,160        3,838      4,070         3,788           5,614
Income before provision for income taxes                349          690        105           580            (764)
Provision (benefit) for income taxes                     58          190       (298)          129            (399)
Net income (loss)                                      $291         $500       $403          $451           $(365)

Return on average assets                               0.24%        0.42%      0.34%         0.38%          -0.30%
Return on average equity                               3.28%        5.70%      4.61%         5.19%          -4.22%
Equity to assets                                       7.35%        7.43%      7.44%         7.27%           7.20%
Net interest margin (1)                                3.69%        3.81%      3.75%         3.64%           3.59%
Average Balance Sheet
Loans net of unearned income                       $365,879     $362,082   $356,388      $358,419        $362,062
Assets                                              479,973      475,203    472,601       474,149         477,408
Deposits                                            367,905      362,060    359,542       360,554         363,838
Short-term borrowings                                10,957       11,288     12,324        17,268          16,941
Long-term borrowings                                 52,429       52,429     51,341        46,429          46,429
Stockholders' equity                                 35,274       35,305     35,140        34,450          34,354
Ending Balance Sheet
Loans net of unearned income                       $362,445     $364,926   $357,572      $357,988        $359,166
Assets                                              474,699      481,785    474,277       480,359         472,846
Deposits                                            364,247      370,356    361,961       369,479         358,452
Long-term borrowings                                 52,429       52,429     52,429        46,429          46,429
Subordinated debentures                              10,310       10,310     10,310        10,310          10,310
Stockholders' equity                                 35,558       34,921     35,745        34,571          33,986
Financial Condition Analysis
Total risk-based capital                              13.48%       13.34%     13.54%        13.32%          12.98%
Net charge-offs to average loans                       0.12%        0.16%      0.07%         0.04%           0.06%
Nonperforming loans to gross loans                     2.58%        2.29%      2.29%         1.96%           1.93%
Efficiency ratio (1)                                  79.62%       72.18%     78.26%        73.72%         110.40%
Net interest income to average assets (1)              0.88%        0.90%      0.88%         0.86%           0.85%
Non-interest income to average assets                  0.21%        0.22%      0.22%         0.22%           0.22%
Non-interest expenses to average assets                0.87%        0.81%      0.86%         0.80%           1.18%
Stockholders' Data
Diluted earnings per share                            $0.18        $0.30      $0.25         $0.27          $(0.22)
Book value per share                                 $21.64       $21.26     $21.77        $21.06          $20.72
Dividends per share                                   $0.11        $0.11      $0.22           $-            $0.22
Dividend payout ratio                                  62.2%        36.2%      89.6%           -            -98.9%
Average common shares outstanding-basic               1,643        1,642      1,642         1,640           1,640
Average common shares outstanding-diluted             1,643        1,643      1,642         1,640           1,641
Stock Price Information (2)
High                                                 $21.00       $23.50     $24.00        $30.00          $32.00
Low                                                   18.00        20.67      18.05         19.75           30.00
Market price at quarter end                           18.00        21.00      23.50         19.75           30.00

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

For the third quarter 2008, net interest income on a taxable-equivalent basis was $4,218 compared with $4,056 in the related 2007 period. The $162 increase in net interest income between these periods was attributable to a $1,086 reduction in interest paid on liabilities which was partially offset by a reduction of $924 in interest earned on assets. Average interest-earning assets increased $7,433 or 2% between periods due to higher loan growth. Average loans for the third quarter of 2008 were $365,879 or an increase of $3,817 over the related 2007 balance of $362,062. The impact of an increase in nonaccrual loans and the reversal of interest related to these loans negatively impacted the margin in the third quarter and year-to-date 2008. Average deposits for the third quarter of 2008 increased $4,067 to $367,905 compared with $363,838 for the related 2007 period. Demand deposits increased $5,713 and lower-cost savings deposits increased $1,056 and during the period comparison. The increase in demand deposits was attributable to a successful marketing effort in obtaining new monies from new and existing customers concerned over the level of FDIC coverage at other financial institutions. For the third quarter of 2008 and 2007, the overall net interest margin was 3.69% and 3.59%, respectively.

The overall rate earned on assets during the third quarter of 2008 decreased 91 basis points from the 7.41% rate earned in the third quarter of 2007. During the same period comparison, the rate paid on interest-bearing liabilities decreased 107 basis points to 3.28%. The positive effect on net interest income in 2008 of rates on liabilities repricing faster than rates earned on assets was the primary reason for the improvement in net interest income.

Table 2:  Quarterly Net Interest Income Analysis - Taxable Equivalent Basis
(dollars in thousands)

                                              Three months ended September 30, 2008    Three months ended September 30,2007
                                              Average      Interest       Average     Average      Interest       Average
                                              Balance   Income/Expense   Yield/Rate   Balance   Income/Expense   Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                            $365,879        $6,374         6.93%    $362,062        $7,285         7.98%
Investment securities:
  Taxable                                      66,888           802         4.77%      60,450           717         4.71%
  Tax-exempt (2)                               13,488           209         6.16%      18,998           272         5.67%
Other interest-earning assets                   8,910            51         2.27%       6,222            86         5.49%
Total earning assets                         $455,165        $7,436         6.50%    $447,732        $8,360         7.41%

Cash and due from banks                        $8,607                                  $9,846
Other assets                                   21,214                                 $23,548
Allowance for loan losses                      (5,013)                                 (3,717)
Total assets                                 $479,973                                $477,409

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand                     $27,217           $54         0.79%     $26,426          $126         1.89%
  Savings deposits                             98,269           458         1.85%      98,004           838         3.39%
  Time deposits                               191,331         1,922         4.00%     194,033         2,426         4.96%
Short-term borrowings                          10,957            37         1.33%      16,941           187         4.37%
Long-term borrowings                           52,429           593         4.50%      46,429           573         4.90%
Subordinated debentures                        10,310           154         5.93%      10,310           154         5.98%
Total interest-bearing liabilities           $390,513        $3,218         3.28%    $392,143        $4,304         4.35%

Demand deposits                                51,088                                  45,375
Other liabilities                               3,098                                   5,537
Stockholders' equity                           35,274                                  34,354
Total liabilities and stockholders' equity   $479,973                                $477,409

Net interest income and rate spread                          $4,218         3.22%                    $4,056         3.06%
Net interest margin                                                         3.69%                                   3.59%

(1)  Non-accrual loans are included in the daily average loan balances outstanding.
(2)  The yield on tax-exempt loans and investments is computed on a tax-equivalent basis using a Federal tax rate of 34% and excluding disallowed interest expense.
(3)  Interest income includes loan fees of $76 in 2008 and $92 in 2007.

                                                2008 vs 2007
                                                   Due to
                                     Volume         Rate           Net
  Loans                                $77         ($988)        $(911)
  Taxable investments                   76             9            85
  Nontaxable investments               (79)           16           (63)
  Other interest income                 37           (72)          (35)
Total interest-earning assets          111        (1,035)         (924)

  Interest-bearing demand                4           (76)          (72)
  Savings deposits                       2          (382)         (380)
  Time deposits                        (34)         (470)         (504)
  Short-term borrowings                (66)          (84)         (150)
  Long-term borrowings                  74           (54)           20
  Subordinated debentures                0            (0)           (0)
Total interest-bearing liabilities     (20)       (1,066)       (1,086)

Net Interest Income                   $131           $31          $162

Table 3:  Year-To-Date Net Interest Income Analysis - Taxable Equivalent Basis
(dollars in thousands)
                                                    Nine months ended September 30, 2008     Nine months ended September 30, 2007
                                                    Average      Interest        Average     Average     Interest        Average
                                                    Balance    Income/Expense   Yield/Rate   Balance   Income/Expense   Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                                  $361,466        $19,602         7.24%    $354,258       $21,064         7.95%
Investment securities:
  Taxable                                            65,697          2,370         4.82%      59,741         2,104         4.71%
  Tax-exempt (2)                                     14,498            683         6.30%      20,166           870         5.77%
Other interest-earning assets                         9,330            187         2.67%       6,665           276         5.54%
Total earning assets                               $450,991        $22,842         6.77%    $440,830       $24,314         7.37%

Cash and due from banks                              $8,022                                   $9,426
Other assets                                         21,590                                  $22,959
Allowance for loan losses                            (4,816)                                  (4,346)
Total assets                                       $475,786                                 $468,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand                           $27,591           $183         0.89%     $28,192          $434         2.06%
  Savings deposits                                   99,446          1,477         1.98%      94,664         2,361         3.33%
  Time deposits                                     189,419          6,132         4.32%     193,177         7,147         4.95%
Short-term borrowings                                11,521            142         1.65%      18,165           635         4.68%
Long-term borrowings                                 52,067          1,790         4.59%      41,125         1,438         4.68%
Subordinated debentures                              10,310            461         5.98%      10,310           461         5.98%
Total interest-bearing liabilities                 $390,355        $10,185         3.49%    $385,633       $12,476         4.33%

Demand deposits                                      46,730                                   43,904
Other liabilities                                     3,421                                    5,018
Stockholders' equity                                 35,280                                   34,314
Total liabilities and stockholders' equity         $475,786                                 $468,869

Net interest income and rate spread                                $12,657         3.28%                   $11,838         3.05%
Net interest margin                                                                3.75%                                   3.59%

(1)  Non-accrual loans are included in the daily average loan balances outstanding.
(2)  The yield on tax-exempt loans and investments is computed on a tax-equivalent basis using a Federal tax rate of 34% and excluding disallowed interest expense.
(3)  Interest income includes loan fees of $389 in 2008 and $334 in 2007.

                                                     2008 vs 2007
                                                        Due to
                                            Volume       Rate           Net
  Loans                                      $429      ($1,891)      $(1,462)
  Taxable investments                         210           56           266
  Nontaxable investments                     (245)          58          (187)
  Other interest income                       111         (200)          (89)
Total interest-earning assets                 505       (1,977)       (1,472)

  Interest-bearing demand                      (9)        (242)         (251)
  Savings deposits                            119       (1,003)         (884)
  Time deposits                              (139)        (875)       (1,014)
  Short-term borrowings                      (233)        (260)         (493)
  Long-term borrowings                        383          (31)          352
  Subordinated debentures                       0            0            (0)
Total interest-bearing liabilities            121       (2,412)       (2,291)

Net Interest Income                          $384         $435          $819

For the nine months ended September 30, 2008, net interest income on a taxable-equivalent basis was $12,657 compared with $11,838 in the related 2007 period, an increase of 7% between periods. Average interest-earning assets increased $10,161 or 2% between periods due to higher loan growth. Average loans for the nine months of 2008 were $361,466 or a 2% increase over the related 2007 balance of $354,258. While volumes have increased, loan pricing pressures have decreased the spread on new and existing loans. Average deposits for the nine months of 2008 increased $3,249 to $363,186 compared with $359,937 for the related 2007 period. Deposits increased $4,181 in the lower-cost savings deposits and $2,826 in demand account balances between periods. During 2008, the duration of brokered deposits and long-term borrowings were lengthened to improve our overall asset/liability repricing gap position. For the first nine months of 2008 and 2007, the overall net interest margin was 3.75% and 3.59%, respectively. The margin percentage in 2008 was aided by the additional revenue generated through loan origination fee income.

Provision for Loan Losses

The provision for loan losses is the periodic cost of providing an allowance for probable incurred losses. The allowance consists of specific and general components. The specific components relate to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The current factors include changes in the composition of the loan portfolio, expansion into new markets or products, delinquencies, loan quality of the portfolio, collateral values and various economic factors such as state unemployment rates.

We believe that the current provision conforms to our allowance for loan loss policy and is adequate in view of the present condition of the loan portfolio. However, should a decline in the quality of the loan portfolio or significant charge-offs against the allowance occur, higher provisions will need to be made in the future. The provision for loan losses for the first nine months of 2008 was $2,265 compared to $450 in the related 2007 period.

For the remainder of 2008, we believe the overall economy will continue to face a considerable set of challenges, including a significant supply of excess housing inventory, continued downward pressure on housing prices, more cautious consumer spending, increased inflation, tighter lending standards, and heightened risk aversion among investors. With the softening of the housing market, many real estate developers have experienced difficulty in generating sufficient cash flows to service their debt. In addition to cash flow concerns, the underlying property values behind our loans, whether residential or small business customers' real estate, have declined. The deteriorating economic conditions in the markets we serve are expected to result in a continuation of decreasing credit quality in the form of higher provision for loan losses and charge-offs in 2008 than in 2007 (excluding the specific charge-off to the Impaired Borrower in 2007).

Noninterest Income

Noninterest income during the first nine months of 2008 increased $74 to $3,089 compared with $3,015 in the related 2007 period. The increase was attributable to increased service fee income, the receipt of interest from the settlement of a tax dispute and higher revenue generated from our Mortgage Loan Origination Group on sales to the secondary market, which were partially offset by decreased revenue from Wealth Management.

Table 4:  Noninterest Income
(dollars in thousands)
                                            Three months ended                       Nine months ended
                                September 30,   September 30,   Percent   September 30,   September 30,   Percent
                                     2008            2007       Change         2008            2007       Change
Service fees                          $366            $332        10.2%       $1,069            $988         8.2%
Trust service fees                     285             307        -7.2%          860             914        -5.9%
Investment product commissions          89              53        67.9%          207             211        -1.9%
Gains from sale of loans                56              68       -17.6%          217             197        10.2%
Bank owned life insurance               17              19       -10.5%           83              80         3.8%
Other operating income                 188             250       -24.8%          653             625         4.5%
Total noninterest income            $1,001          $1,029        -2.7%       $3,089          $3,015         2.5%

Service fee income increased $81 during a comparison of the nine-month periods due primarily to the higher overdraft fee income.

The Wealth Management Services Group includes trust, brokerage and private client banking services. Income from the group decreased $58 to $1,067 for the first nine months of 2008 due primarily to the decline in the equities markets of the managed portfolios of trust customers on which fees are based and staff vacancies in brokerage. For the three months ended September 30, 2008 as compared with the related prior year period, wealth management income was up $14 despite the market downturn as a full-staffing complement generated increased new business.

Gains on sale of loans represent income received from the sale of residential real estate loans into the secondary market. The increase is the result of the establishment of the Mortgage Loan Origination group formed in the spring 2007 to better serve our community banking customers. The overall slowdown in the housing market and residential real estate sales during the third quarter of 2008 caused the reduction of $12 in loan income as compared with the amount recorded in the related 2007 period. For the nine months ended September 30, 2008, income was up 10% over the prior year comparable period.

The increase of $28 in other operating income in a comparison of the nine-month period results is due primarily from the interest refund received from the Internal Revenue Service on settlement of a tax case (See Income Taxes section below), increased ATM transactions fees and additional prepayment revenue on early termination of loans. During the third quarter of 2007, $56 of non-recurring rental income on other real estate properties was recorded.

Noninterest Expense

Noninterest expense decreased $1,454 to $4,160 in the third quarter of 2008 as compared to the related 2007 period due primarily to lower impairment write-downs on other real estate owned. For the first nine-months of 2008 and 2007, operating expenses were $12,068 and $13,546, respectively. While aggressive efforts to dispose of the other real estate are continuing, future adjustments to earnings may be necessary based on unfavorable economic conditions or a decline in the fair value of the properties (see also Note 4-Other Real Estate).

Table 5:  Noninterest Expense
(dollars in thousands)
                                                    Three months ended                        Nine months ended
                                          September 30,   September 30,   Percent   September 30,   September 30,   Percent
(dollars in thousands)                         2008            2007       Change         2008            2007        Change
Salaries and employee benefits                $2,328          $2,265         2.8%       $7,049          $6,515          8.2%
Occupancy                                        474             505        -6.1%        1,533           1,457          5.2%
Data processing and information systems          196             187         4.8%          579             586         -1.2%
Operation of other real estate                   337           1,837       -81.7%          462           2,477        -81.3%
Legal and professional                           198             173         0.0%          558             485          0.0%
Other operating expenses                         627             647        -3.1%        1,887           2,026         -6.9%
Total noninterest expenses                    $4,160          $5,614       -25.9%      $12,068         $13,546        -10.9%

For the nine months ended September 30, 2008 and 2007, salaries and employee benefits comprised approximately 58% and 48%, respectively, of total noninterest expense. The costs associated with hiring additional personnel and employee turnover during 2007 contributed to the expense variance of $534 in a comparison of the nine-month periods of 2008 and 2007. Salary increases, which are effective April 1st of each year, were limited to approximately 2% for 2008. Health insurance expense has increased $161 during 2008 due to higher claims experience. This added expense has been offset by a reduction in the anticipated 401(k) expense of $203 for 2008.

Occupancy and equipment expense increased $76 during the nine-month period comparison shown above as a result of increased equipment depreciation expense, and higher utilities, maintenance and repair costs of our facilities. There are no expansion plans contemplated in 2008.

Data processing and information systems expense includes costs of bookkeeping operations and couriers used to transport daily work around our branch network. In 2007, we instituted branch capture thereby eliminating the need for daily transportation. The decrease in expense for the nine-month periods shown above is due to savings recognized from this cost initiative which more than offset increased costs due to additional technology enhancements and increased software maintenance expense.

Operation of other real estate represents primarily expenses associated with the properties and assets that were surrendered by the Impaired Borrower in 2007. These costs include the ongoing costs of holding properties, such as real estate taxes or utilities cost, and any (gains) losses on disposal of foreclosed real estate. For the three-month periods ended September 30, 2008 and 2007, impairment write-downs of $273 and $865, respectively, were recorded. For the nine-month periods of 2008 and 2007, impairment write-downs to fair value of $273 and $2,343, respectively, were reflected in the Statements of Income.

Legal and professional costs increased $73 during the nine-month period comparison due to additional collection expenses associated with past due loans.

In a comparison of nine-month results, the decrease in other operating expenses is attributable to a $101 loss on the sale of other real estate incurred in 2007. Starting in the third quarter of 2008, higher FDIC insurance expenses of $55 on a quarterly basis have been incurred as a result of increased assessments.

Income Taxes

In 2005, the Internal Revenue Service assessed our bank and many other Wisconsin banks that hold Nevada subsidiaries additional tax by disallowing a portion of the bank's interest deduction for federal income tax returns for years 1999-2002. In March 2008, the Internal Revenue Service notified the banks that they would not appeal a recent Tax Court case which ruled in the banks' favor. The recognition of the amount to be refunded to the bank for the period covered by the tax case and in subsequent years' tax returns totaled $243 which was recorded as a tax benefit in the first quarter of 2008.

BALANCE SHEET ANALYSIS

Investments

A summary of the investment portfolio is shown below:

Table 6:  Investments
(dollars in thousands)

Investment Category                                Rating        9/30/2008             12/31/2007
                                                              Amount      %          Amount       %
US Treasury & Agencies Debt
                                                    AAA        $200     100%          $449       100%
                                                    Total      $200     100%          $449       100%
US Treasury & Agencies Debt as % of Portfolio                             0%                       1%

Mortgage-backed securities
                                                    AAA     $66,287      99%       $62,336        99%
                                                    A2           34       0%             0         -
                                                    BA3         408       1%           479         1%
                                                    NR           34       0%            40         0%
                                                    Total   $66,763     100%       $62,855       100%
Mortgage-backed securities as % of Portfolio                             81%                      76%

Obligations of States and Political Subdivisions
                                                    AAA      $1,063       8%        $5,591        32%
                                                    Aa2         226       2%             0         -
                                                    AA3       1,741      12%         2,208        12%
                                                    Aa3         454       3%             0         -
                                                    A1          326       2%           106         1%
                                                    A2        1,416      10%           284         2%
                                                    A3          526       4%           524         3%
                                                    NR        8,283      59%         9,011        51%
                                                    Total   $14,035     100%       $17,724       100%
Obligation of States and Political
Subdivisions as % of Portfolio                                           17%                      21%

Corporate Debt Securities
                                                    NR       $1,827     100%         1,522       100%
                                                    Total     1,827     100%         1,522       100%
Corporate Debt Securities as % of Portfolio                               2%                       2%

Total Market Value of Securities                            $82,826     100%       $82,551       100%

The quality of the investment portfolio has declined as economic conditions have worsened and market volatility has increased during the third quarter of 2008. See Note 7- Other Than Temporary Impaired Securities for a discussion of the security rated BA3. The reduction in obligations of states and political subdivisions represents a planned decline in order to generate more taxable income.

Loans

Gross loans outstanding were $361,744, $364,926, and $357,988 at September 30, 2008, June 30, 2008, and year-end 2007, respectively. Overall loan demand during 2008 has softened as one of the main industries in our markets is the housing industry. Additionally, new loan requests show the stress of current economic times. We are also being more selective in our evaluation and acceptance of customer borrowing requests.

Nonaccrual loans were $9,013 at September 30, 2008 as compared to $6,261 at December 31, 2007. The increase of $2,752 was primarily in the loan categories of commercial real estate and 1-4 family residential properties secured by first liens.

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

The allowance for loan losses at September 30, 2008 was $5,192 compared with $4,174 at the end of 2007. Net-charge-offs during the third quarter of 2008 totaled $432 or .12% of average loans compared with $216 or .06% for the third quarter of 2007. Gross charge-offs of $446 were recorded during the third quarter of 2008 on loans primarily secured by real estate. For the nine months ended September 30, 2008, net charge-offs totaled $1,247 or .34% of average loans. Net charge-offs for the first nine months of 2007 were $5,019 of which $4,600 related to the Impaired Borrower. Excluding this specific charge-off, net charge-offs totaled $425 for the first nine months of 2007.

Net charge-offs on loans secured by real estate were $1,088 and $352 for the nine-months ended September 30, 2008 and 2007 (excluding the loss to the Impaired Borrower charge-off), respectively. The categories of credit card and loans to individuals each had increases in net charge-offs of $26 for the first nine months of 2008 as compared to the related 2007 period.

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

Table 7:  Loan Loss Experience
(dollars in thousands)
                                             At and for the            At and for the
                                            Nine months ended            Year ended
                                              September 30,              December 31,
                                         2008              2007              2007
Allowance for loan losses at
beginning of year                       $4,174            $8,184            $8,184
Loans charged off                       (1,442)           (5,050)           (5,198)
Recoveries                                 195                31                48
Provision for loan losses                2,265               450             1,140
Allowance for loan losses at
end of period                           $5,192            $3,615            $4,174
Nonperforming assets
 Nonaccrual loans not
 considered impaired                    $1,666            $1,046              $559
 Nonaccrual loans considered
 impaired                                7,347             5,530             5,702
 Accruing loans past due 90
 days or more                               21                89                64
 Restructured loans                        322               275               700
Total nonperforming loans                9,356             6,940             7,025
 Other real estate owned                 2,288             2,525             2,352
 Other repossessed assets                    2               183                 0
Total nonperforming assets             $11,646            $9,648            $9,377
RATIOS
Ratio of allowance for loan
losses to net charge offs                 4.16              0.72              0.81
Ratio of allowance for loan
losses to total loans at end of
period                                    1.43%             1.01%             1.17%
Ratio of net charge-offs during
the period to average loans
outstanding                               0.34%             1.42%             1.45%
Nonperforming loans to total
loans                                     2.58%             1.93%             1.96%
Nonperforming assets to total
assets                                    2.45%             2.04%             1.95%

The analysis of the allowance for loan losses consists of two components: (1) specific credit allocation for expected losses on specifically identified credits that require a specific reserve; and (2) general portfolio allocation based on historical loan loss experience for each loan type based on risk categories, and adjusted for economic conditions in our markets.

The specific credit allocation of the allowance for loan losses is based on a regular analysis of loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The fair value of the loan is based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent. The general portfolio allocation component is determined statistically using an analysis of each loan type's historical loss rate, specialty credits and rating codes. The general portfolio allocation is performed quarterly and loss factors are updated regularly based on actual experience.

Table 8: Allocation of Loan Loss Reserve
                                  September 30,   December 31,
                                      2008           2007            Change
Commercial & Agricultural            $2,770         $2,577            $193
Real Estate                             625            514             111
Installment                             120             93              27
Impaired Loans                        1,677            961             716
Unallocated                              -              29             (29)
Total Reserve                        $5,192         $4,174          $1,018

The increase in the amount of reserves at September 30, 2008 is the direct result of increases in the level of impaired loans and delinquency levels in each of these categories.

It is difficult to predict the length or depth of the current real estate economic downturn, or the extent of the slowdown in the national economy, or the deteriorating economic conditions in the markets we serve and the impact of all such changes on borrowers, and on the reduction in value of the underlying collateral securing these credits. Such conditions have hindered efforts to reduce the level of nonperforming loans. Furthermore, we fully expect that business and individual borrowers will face added strain on repayment until real estate values stabilize and the overall economy strengthens. In the opinion of management, the allowance for loan losses was appropriate as of September 30, 2008. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such changes on borrowers.

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

A loan is impaired when, based on current information, it is probable that collection of all amounts due in accordance with the original contractual terms of the loan agreement will not be collected. Management has determined that commercial, agricultural, and commercial real estate loans that are in nonaccrual status or have had restructured terms meet this definition. Restructured loans involve the granting of concessions to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate. Nonperforming assets increased to $11,646 at September 30, 2008 compared to $11,023 at June 30, 2008, and $9,377 at
December 31, 2007. The amounts remaining on the financial statements related to the Impaired Borrower and classified as nonperforming assets were approximately $2,500 and $2,800 at September 30, 2008 and December 31, 2007, respectively. Nonaccrual loans at September 30, 2008 were $9,013 compared to $7,540 at June 30, 2008 and $6,261 at year-end 2007. This increase was primarily in the loans secured by 1-4 family residential and commercial real estate categories.

At September 30, 2008, there were three borrowing relationships with nonaccrual balances in excess of $500. These three relationships accounted for approximately $2,800 or approximately 30% of the total nonaccrual loans and consisted of the following:

          o $1,400 commercial real estate loan on nonaccrual status for all of 2008 secured by retail/warehouse properties located in northern Wisconsin. Payments of $300 were received during the third quarter of 2008.

          o $600 commercial real estate loan on nonaccrual status for all of 2008 secured by a greenhouse and 1-4 family residential properties in central Wisconsin.

          o $800 commercial real estate loan added to nonaccrual status during the third quarter 2008 secured by warehouse and retail properties in central Wisconsin.

 At September 30, 2008, specific reserves for loan losses applicable to these three relationships totaled $650. While we believe that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, we cannot provide assurances that the value will be maintained or that there will be no further losses with respect to these loans.

Other real estate totaled $2,288 and $2,352 at September 30, 2008 and December 31, 2007, respectively. The largest asset in other real estate is the former car dealership of the Impaired Borrower. The properties and collateral received in the surrender of assets from the Impaired Borrower are valued at estimated resale value. Evaluations are done on a quarterly basis and downward adjustments, if necessary, will be recorded in our financial statements. During the third quarter of 2008, valuation adjustment write-downs of $273 were recorded. Other properties held as other real estate include seven 1-4 family residential properties in central Wisconsin.

Deposits

At September 30, 2008, deposits were $364,247, down $5,232 from year-end 2007. Brokered deposits totaled $45,944 at September 30, 2008 compared with $49,844 at December 31, 2007, a decrease of $3,900. The increase in average loans of $3,797 during the third quarter of 2008 was funded with increases in demand deposits of $5,246. The increase in demand deposits was attributable in part to aggressive retail efforts to obtain new deposits with the market volatility and customer apprehension to ensure FDIC coverage of their monies during the third quarter of 2008. The second quarter of 2008 marketing campaign to attract longer-term certificates of deposit was successful and aided our overall asset/liability management position. On average, total deposits increased $864 over the related nine-month period in 2007. During that period, savings deposits increased $5,377 while time deposits, particularly brokered deposits, have declined $4,724.

The retail markets we serve are continuously influenced by economic conditions, competitive pressure from other financial institutions, and other out-of-market investment opportunities available to customers. The declining interest rate environment experienced during the first part of 2008 and the liability-sensitive position of our asset/liability management resulted in expense falling on deposits faster than the decline in income on interest-earning assets. The repricing of longer-term advances into more favorable rates, the increase level of demand deposits coupled with the reductions in rates paid on time deposits and the Premier Money Market account all aided the net interest margin during the quarter and the nine-month results of 2008.

Other Funding Sources

Other funding sources, including short-term borrowings, long-term borrowings, and subordinated debentures, were $72,006 at September 30, 2008 compared with $72,085 at December 31, 2007. Short-term borrowings consist of federal funds purchased and corporate funds in the form of repurchase agreements were reduced as we increased our reliance on longer-term sources of funds to take advantage of the yield curve and to improve our overall asset/liability position. The decision of length of maturity for these borrowings is dependent on our asset/liability position and the amount of interest rate risk that we are willing to assume.

Contractual Obligations

We are party to various contractual obligations requiring use of funds as part of our normal operations. The table below outlines principal amounts and timing of these obligations, excluding amounts due for interest, if applicable. Most of these obligations are routinely refinanced into a similar replacement obligation. However, renewal of these obligations is dependent on our ability to obtain competitive interest rates, availability of collateral for pledging purposes supporting long-term advances, or the availability of credit from other banks or sources.

Table 9:  Contractual Obligations (dollars in thousands)
                                 Total   < 1year   1-3 years   3-5 years   > 5 years
Long-term borrowings            $52,429   $22,500    $10,429    $14,500      $5,000
Subordinated debentures          10,310       -          -          -        10,310
Total contractual obligations   $62,739   $22,500    $10,429    $14,500     $15,310

Liquidity

Liquidity management refers to the ability to ensure that cash is available in a timely manner to meet loan demand and depositors' needs and to service liabilities as they become due without undue cost or risk. Our holding company and Bank have different liquidity considerations.

The primary source of funds for the holding company are dividends from the Bank, proceeds from issuance of stock, and net proceeds from borrowings and the offerings of subordinated debentures. The cash is used to provide for payments of dividends to shareholders, purchase of assets, payment of salaries, benefits and other related expenses, and to make interest payments on its debt. No dividends have been received from the Bank since 2006. The amount of cash available at the holding company is $2,857 at September 30, 2008 compared with $4,091 at December 31, 2007.

The Bank meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity is derived from maturities within the investment portfolio, maturing loans, loan payments, deposit growth, other funding sources, and a well-capitalized capital position.

Maturing investments can be a source of liquidity at the Bank. Proceeds from maturities totaling $15,432 were received during the first nine-months of 2008 while investment purchases totaled $14,973 during the same period.

The scheduled maturity of loans can also provide a source of additional liquidity. Factors affecting liquidity relative to loans are loan renewals, loan origination volumes, loan prepayment rates, and maturity of existing loan portfolio. The Bank's liquidity position is influenced by changes in interest rates, economic conditions, and competition. Conversely, loan demand as a need for liquidity may cause us to acquire other sources of funding which could be more costly than deposits. With the continuing slowdown of economic activity during 2008, loans decreased $3,182 during the third quarter compared to an increase in balances of $7,354 during the second quarter of 2008.

Deposits provided $5,233 of cash outflow during the first nine months of 2008 due primarily to a reduction in brokered deposits of $4,281. Affecting liquidity are core deposit growth levels, certificates of deposit maturity structure, and retention and diversification of wholesale funding sources. Deposits decreased $6,465 during the third quarter of 2008 primarily through attrition in brokered deposits.

Other funding sources for the Bank are in the form of corporate repurchase agreements, federal funds purchased, Federal Home Loan Bank ("FHLB") advances and long-term borrowings with other financial institutions. Short-term borrowings decreased $6,079 in the first nine months of 2008 while long-term borrowings increased $6,000 during the same period. Long-term borrowings include a $5,000 7-year, 5-year no call advance at a fixed interest rate of 3.69% taken out in the first quarter of 2008. Long-term borrowings and FHLB advances require the pledging of collateral in the form of investment securities or loans.

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

In assessing liquidity, historical information such as seasonality, local economic cycles, and the economy in general are considered along with the current ratios and management goals. The reduction in total assets experienced during the third quarter of 2008 reflects the overall slowdown in the local economies and decreases the need for additional wholesale funding.

Capital

Stockholders' equity at September 30, 2008 was $35,558 compared to $34,571 at December 31, 2007. Stockholders' equity at September 30, 2008 included $240 of accumulated other comprehensive income related to unrealized net gains on securities available for sale, net of the tax effect. At December 31, 2007, stockholders' equity included $215 of comprehensive loss related to unrealized losses on securities. Cash dividends paid were $.11 per share in the second and third quarters of 2008, and $0.22 per share in the first quarter of 2008 compared with $.22 in each of the first three quarters of 2007.

Table 10: Capital Ratios
 (dollars in thousands)
Holding Company                     At September 30,   At December 31,
                                          2008               2007        Minimum
Total Stockholders' Equity              $35,558            $34,571
Tier 1 Capital                           45,023             44,491
Total Regulatory Capital                 49,583             48,665
Tier 1 to average assets                    9.4%               9.4%         5.0%
Tier 1 risk-based capital ratio            12.2%              12.2%         4.0%
Total risk-based capital ratio             13.5%              13.3%         8.0%

Bank                                 At September 30,   At December 31,
                                           2008               2007        Minimum
Total Stockholders' Equity               $39,390            $37,295
Tier 1 Capital                            38,855             37,215
Total Regulatory Capital                  43,415             41,389

Tier 1 to average assets                     8.2%               7.9%        5.0%
Tier 1 risk-based capital ratio             10.7%              10.3%        6.0%
Total risk-based capital ratio              11.9%              11.5%       10.0%

The adequacy of our capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of September 30, 2008 and December 31, 2007, the holding company and bank Tier 1 risk-based capital ratios, total risk-based capital ratios and Tier 1 leverage ratios were in excess of regulatory requirements. The Board continually evaluates short-term and longer-term capital needs of the holding company, and has an expressed goal of maintaining sufficient capital to remain a well-capitalized bank and bank holding company. The dividend payout ratios were 62% for the third quarter of 2008 and 61% for the first nine months of 2008. Payment of future dividends at the holding company are determined at the board's discretion and are based on a short and long-term review of capital needs, earnings, cash flow of the holding company, exceeding regulatory capital guidelines, and asset quality.

On October 14, 2008, the U.S. Treasury Department and FDIC announced programs to encourage U.S. financial institutions to build capital and provide liquidity. After reviewing potential sources and the cost of additional capital, the holding company will apply to participate in the U.S. Treasury TARP Capital Purchase Program (the "TARP Plan") by the November 14, 2008 deadline. Although we are a well capitalized organization under current regulatory guidelines, the additional capital offered under the TARP Plan is available on favorable terms and will allow us to expand lending activities and assist in future growth. If we are allowed to participate in the TARP Plan, we would issue and sell to the U.S. Department of the Treasury shares of new preferred stock for cash consideration of $10.9 million.

The FDIC new Temporary Liquidity Guarantee program includes, among other things, a provision to provide unlimited insurance coverage for non-interest deposit transaction accounts. Such temporary guarantee will run through the end of 2009. The cost to us, after the first 30 days, will be 10 basis points applied to non-interest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. This surcharge would be added to the existing premium. We are evaluating whether this additional charge above the $250,000 limit is beneficial for our customers and shareholders.

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

There were no changes in the internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

We have engaged Jefferson Wells International, Inc. to assist with the completion of the 2008 Internal Audit Plan and Sarbanes-Oxley compliance for 2008.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We may be involved from time to time in various routine legal proceedings incidental to our business. Neither we nor our subsidiaries are currently engaged in any legal proceedings that are expected to have a material adverse effect on our results of operation or results of condition.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report and below, this report should be considered in light of the risk factors discussed in Item 1A. "Risk Factors" in our 2007 Form 10-K, which could materially affect our business, financial condition, or future results of operations. The risks described in the 2007 Form 10-K are not the only uncertainties we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Our results of operations are significantly dependent on economic conditions and related uncertainties.

Commercial banking operations are affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations. Adverse economic conditions could result in an increase in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of the property or collateral which secures our loans all of which could adversely affect our results of operations.

The widespread effect of falling home prices on financial markets could adversely affect our profitability, liquidity, and financial condition.

Turmoil in the financial markets, precipitated by falling home prices and rising delinquencies and foreclosures, has negatively impacted the valuation of securities supported by real estate collateral, including certain securities owned by us. We rely on our investment portfolio as a source of net interest income and as a means to manage our funding and liquidity needs. If defaults in the underlying collateral are such that the security can no longer meet its debt service requirements, our net interest income, cash flows and capital will be reduced.

The decline in market value of our stock could adversely affect our ability to raise capital, dilute current shareholder' ownership or make it more expensive to raise capital, as well as increase the risk of incurring impairment to our recorded goodwill.

The decline in the market prices of financial stocks in general, and our stock in particular, could make it more expensive to raise capital because current trading prices would significantly dilute the ownership of our current shareholders.

A goodwill impairment test could be triggered between the annual testing date if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. If the current adverse business conditions continue, we cannot assure you that we will not be required to take a goodwill impairment charge in the future.

We and our banking subsidiary are subject to extensive regulation, which could restrict our ability to pay dividends and adversely affect our business and operations.

We, and the Bank, are subject to extensive governmental supervision and regulation, which are intended primarily to protect the depositors. Among other things, dividends paid to us by the Bank are subject to restrictions under state laws and regulation. As a result, the Bank's dividends could be limited and in some cases prohibited by regulators for a variety of reasons, including failure to maintain certain capital levels. Our ability to pay dividends into the future to shareholders depends, in part, upon receipt of dividends from the Bank. Our ability to pay dividends to our shareholders may be materially limited or precluded by these regulations. Furthermore, we will depend on dividends from the Bank to pay future interest on our trust-preferred debt. Dividend restrictions in the future may result in our inability to satisfy our debt obligations. Additionally if we participate in the TARP Plan, during the first three years cash dividends may only be increased with the U.S. Treasury Department's consent.

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

                              MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  NOVEMBER 10, 2008      JAMES F. WARSAW
                              James F. Warsaw
                              President and Chief Executive Officer
                              (Principal Executive Officer)


Date:  NOVEMBER 10, 2008      RHONDA R. KELLEY
                              Rhonda R. Kelley
                              Principal Accounting Officer
                              (Principal Accounting Officer)

                                EXHIBIT INDEX
                                      to
                                  FORM 10-Q
                                      of
                     MID-WISCONSIN FINANCIAL SERVICES, INC.
                for the quarterly period ended September 30, 2008
                  Pursuant to Section 102(d) of Regulation S-T
                         (17 C.F.R. <section>232.102(d))



The following exhibits are filed as part this report:

31.1    Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
        2002
31.2 Certification of Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1    Certification of CEO and Principal Accounting Officer pursuant to
        Section 906 of Sarbanes-Oxley Act of 2002