Form 10-K
period 2008-12-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2009-03-25
CIK 785024

FORM 10-K

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   __________

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2008

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from .................to.................

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
      Large accelerated filer [ ]   Accelerated filer         [ ]
      Non-accelerated filer   [ ]   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                 Yes [ ]   No [X]

As of March 2, 2009, 1,643,985 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2008, was approximately $31,219,692. For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement dated March 25, 2009 (to the extent specified herein): Part III

                     MID-WISCONSIN FINANCIAL SERVICES, INC.

                               2008 FORM 10-K
                              TABLE OF CONTENTS


                            Description                               Page No.

PART I
           ITEM 1.     Business                                            3
           ITEM 1A.    Risk Factors                                        8
           ITEM 1B.    Unresolved Staff Comments                          14
           ITEM 2.     Properties                                         15
           ITEM 3.     Legal Proceedings                                  15
           ITEM 4.     Submission of Matters to a Vote of
                       Security Holders                                   16

PART II
           ITEM 5.     Market for the Registrant's Common Equity
                       and Related Stockholder Matters                    16
           ITEM 6.     Selected Financial Data                            18
           ITEM 7.     Management's Discussion and Analysis of
                       Financial Condition and Results of Operations      19
           ITEM 7A.    Quantitative and Qualitative Disclosures
                       About Market Risk                                  45
           ITEM 8.     Financial Statements and Supplementary Data        45
           ITEM 9.     Changes In and Disagreements With Accountants
                       on Accounting and Financial Disclosure             84
           ITEM 9A(T)  Controls and Procedures                            84
           ITEM 9B.    Other Information                                  85

PART III
           ITEM 10.    Directors and Executive Officers of the
                       Registrant                                         85
           ITEM 11.    Executive Compensation                             86
           ITEM 12.    Security Ownership of Certain Beneficial Owners
                       and Management and Related Stockholders Matters    86
           ITEM 13.    Certain Relationships and Related Transactions     87
           ITEM 14.    Principal Accounting Fees and Services             87

PART IV
           ITEM 15.    Exhibits and Financial Statement Schedules         88

                                          PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management's view as of any subsequent date. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those presented, either expressed or implied, in this filing. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements may be identified by, among other things, expressions of beliefs or expectations that certain events may occur or are anticipated, and projections or statements of expectations. Such forward-looking statements include, without limitation, statements regarding expected financial and operating activities and results that are preceded by, followed by, or that include words as "may," "expects," "anticipates," "estimates," or "believes." Such statements are subject to important factors that could cause our actual results to differ materially from those anticipated by the forward-looking statements. These factors, many of which are beyond our control, include the following:

   o operating, legal and regulatory risks;
   o economic, political and competitive forces affecting our banking and wealth management businesses;
   o impact on net interest income from changes in monetary policy and general economic conditions;
   o the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;
   o other factors discussed under Item 1A, "Risk Factors" and elsewhere herein, and from time to time in our other filings with the Securities and Exchange Commission after the date of this report.

These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements. We specifically disclaim any obligation to update factors or to publicly announce the results of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments.

GENERAL

Our subsidiary operates under the name Mid-Wisconsin Bank (the "Bank") and has its principal office in Medford, Wisconsin. We, as the sole shareholder of the Bank, are a bank holding company. As a bank holding company organized as a Wisconsin corporation in 1986, we are registered with, and are subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHCA"). This Annual Report on Form 10-K describes our business and that of the Bank in effect on December 31, 2008, and any reference to the "Company" refers to the consolidated operations of Mid-Wisconsin Financial Services, Inc. and its subsidiary Mid-Wisconsin Bank.

THE BANK

The Bank was incorporated on September 1, 1890, as a state bank under the laws of Wisconsin. The Bank operates fourteen retail banking locations throughout central and northern Wisconsin serving markets in Clark, Eau Claire, Lincoln, Marathon, Oneida, Price, Taylor and Vilas counties.

The day-to-day management of the Bank rests with its officers and board of directors. The Bank is engaged in general commercial and retail banking services, including wealth management services. The Bank serves individuals, businesses and governmental units and offers most forms of commercial and consumer lending, including lines of credit, term loans, real estate financing, mortgage lending and agricultural lending. In addition, the Bank provides a full range of personal banking services, including checking accounts, savings and time products, installment and other personal loans, as well as mortgage loans. The Bank offers both commercial and personal customers ATMs, merchant capture, cash management, express phone and online banking to expand its services to customers on a 24-hour basis. New services are frequently added to the Bank's commercial and retail banking departments.

The Wealth Management area consists of two delivery methods of providing financial products and services. Through its state granted trust powers, they provide fiduciary, administration, and investment management services to personal trusts, estates, individuals, businesses, non-profits, and foundations. Through a third party broker/dealer, UVEST Financial Services, a registered broker/dealer, member SIPC, FINRA, Wealth Management makes available a variety of retail investment and insurance products including equities, bonds, fixed and variable annuities, mutual funds, life insurance, long-term care insurance and brokered CDs.

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

EMPLOYEES

As of December 31, 2008, we employed 170 full-time equivalent employees. We consider the relationship with our employees to be good.

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

EXECUTIVE OFFICERS

Information related to executive officers is found in Part III of this Form 10-
K.

The management team of Mid-Wisconsin Bank as of March 1, 2009, and their offices are set forth below.

     NAME                   OFFICES AND POSITIONS HELD
James F. Warsaw          President, Chief Executive Officer
Rhonda R. Kelley         Principal Accounting Officer
Scot G. Thompson         Regional President -Eastern Region
William A. Weiland       Regional President -Central Region
Leonard W. Hamman        Senior Credit Officer

REGULATION AND SUPERVISION

We are subject to regulation under both federal and state law. As a registered financial holding company, we are subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the BHCA. The Bank is subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC") and, as a Wisconsin chartered bank, by the Wisconsin Department of Financial Institutions.

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

EMERGENCY ECONOMIC STABILIZATION ACT OF 2008

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 ("EESA"), giving the United States Department of the Treasury ("Treasury") authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced. Those programs include the following:

   o TARP Capital Purchase Program ("TARP Plan"). Pursuant to this program, the Treasury, on behalf of the U.S. Government, will purchase preferred stock, along with warrants to purchase preferred stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury's investment and a dividend of 9% thereafter.

During the time the Treasury holds securities issued pursuant to this program, participating financial institutions will be required to comply with certain provisions regarding executive compensation and corporate governance. Participation in this program also imposes certain restrictions upon an institution's dividends to common shareholders and stock repurchase activities. As described further below, we elected to participate in the TARP plan and received $10 million pursuant to the program on February 20, 2009. Detailed terms of participation in TARP plan is set forth under the caption "Dividend Policy" in Item 5 and "Capital" in Item 7 of this Annual Report on Form 10-K.

   o Temporary Liquidity Guarantee Program. This program contained both
     (i) a debt guarantee component, whereby the FDIC will guarantee until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008 and June 30, 2009; and (ii) an account transaction guarantee component, whereby the FDIC will insure
     100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as payment processing accounts, payroll accounts and working capital accounts through December 31, 2009. The deadline for participation or opting out of these programs was December 5, 2008. We elected to participate in these programs.

   o Temporary increase in deposit insurance coverage. Pursuant to the EESA, the FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

Further changes with respect to permitted banking activities and other bank regulatory matters may be made or adopted in the future. Such changes may have a significant impact on our competitive circumstances and may have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

DEPOSIT INSURANCE PREMIUMS

The FDIC maintains the Deposit Insurance Fund ("DIF") by assessing depository institutions an insurance premium on a quarterly basis. The amount of the assessment is a function of the institution's risk category and assessment base. An institution's risk category is determined according to its supervisory ratings and capital levels, and is used to determine the institution's assessment rate. The assessment rate for the lowest risk category (Risk Category I) is calculated according to a formula, which relies on supervisory ratings and either certain financial ratios or long-term debt ratings. An insured bank's assessment base is determined by the balance of its insured deposits. This system is risk-based and allows banks to pay lower assessments to the FDIC as their capital level and supervisory ratings improve. By the same token, if these indicators deteriorate, the institution will have to pay higher assessments to the FDIC.

The FDIC Board has the authority to set the annual assessment rate range for the various risk categories within certain regulatory limits. Pursuant to this authority, risk-based assessment rates were uniformly increased 7 cents per $100 of assessable deposits by the FDIC Board in December 2008 for the first quarter of 2009. Under this rule, risk-based rates for the first quarter will range between 12 and 50 basis points ("bp"). In February 2009, the FDIC announced that it is contemplating an interim rule imposing a one-time emergency special assessment of 10 bp per $100 of assessable deposits as of June 30, 2009. This action is part of the Restoration Plan adopted by the FDIC in October 2008 as required by law and is intended to increase the reserve ratio to 1.15% within five years. The special assessment extends the restoration plan horizon to seven years in recognition of the current significant strains on banks and the financial system.

The FDIC is authorized to terminate a depository bank's deposit insurance upon a finding by the FDIC that the bank's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank's regulatory agency. The termination of deposit insurance for our state bank subsidiary would have a material adverse effect on our earnings, operations and financial condition.

DEPOSITOR PREFERENCE

Under federal law, deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the liquidation or other resolution of such an institution by any receiver.

USA PATRIOT ACT

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

SARBANES-OXLEY ACT

The Sarbanes-Oxley Act of 2002 ("SOX") addresses among other issues, director and officer responsibilities for proper corporate governance of publicly traded companies, including the establishment of audit committees, certification of financial statements, auditor independence and accounting standards, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information. Generally, SOX is intended to allow stockholders to more effectively monitor the financial performance of publicly-traded companies and their management. We have enhanced our internal controls to be prepared for the independent auditor attestation of management's report on internal controls in accordance with SOX in 2009.

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

ITEM 1A.  RISK FACTORS

We are subject to significant risks in the operation of our business. As a consequence, an investment in our common stock involves a significant degree of risk. The following paragraphs describe significant risks we and holders of our common stock face. You should read carefully and consider the following risks and uncertainties because they could materially and adversely affect our business, liquidity, financial condition, results of operation, and prospects. You should also read carefully the cautionary statement in Item 1 regarding the use of forward-looking statements in this Annual Report on Form 10-K.

WE MAY BE ADVERSELY AFFECTED BY CURRENT ECONOMIC AND MARKET CONDITIONS.

The national and global economic downturn has recently resulted in unprecedented levels of financial market volatility which may further depress the overall market value of financial institutions, limit access to capital, or have a material adverse effect on the financial condition or results of operations of banking companies in general and the Company in particular. In addition, the duration and severity of this adverse economic cycle is unknown and may increase our exposure to credit risk.

We have been particularly exposed to downturns in the housing and commercial real estate markets. Dramatic declines in the housing market over the past year caused by falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and in some instances have resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, reduce or eliminate dividends, seek mergers with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. We do not expect these conditions to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:


   o We expect to see increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

   o Our ability to assess the creditworthiness of our customers may be impaired if the methods we use to select, manage and underwrite our customers become less predictive of future behaviors.

   o The process we use to estimate losses inherent in our credit portfolios requires subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

   o Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

   o We will be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

   o Our liquidity could be negatively impacted by an inability to access the capital markets to meet unforeseen or extraordinary demands on cash, or new regulatory restrictions, which could, among other things, materially and adversely affect our business prospects and financial condition.

OUR BUSINESS IS IMPACTED BY GENERAL ECONOMIC CONDITIONS AND THE LOCAL ECONOMY IN WHICH WE OPERATE.

Deterioration in the general business and economic conditions in the United States is likely to adversely affect our results of operation. In addition, our success is particularly dependent on the economic conditions in North Central Wisconsin where substantially all of our loans are originated. Local economic conditions can be affected by changes in short and long-term interest rates, monetary supply, inflation, fluctuations in the debt and equity capital markets, consumer spending, the agricultural economy, real estate values, borrowing and saving habits, and other similar factors all of which are beyond our control. For example, continued economic downturn, increase in unemployment or higher interest rates could decrease the demand for loans and other products and services and/or result further deterioration in credit quality and/or loan performance and collectability. Nonpayment of loans, if it occurs, could have an adverse effect on our financial condition, results of operation and cash flow. Higher interest rates could increase our cost to borrow funds and increase the rate we pay on deposits.


THERE CAN BE NO ASSURANCE THAT RECENTLY ENACTED LEGISLATION AND OTHER MEASURES UNDERTAKEN BY THE TREASURY, THE FEDERAL RESERVE AND OTHER GOVERNMENTAL AGENCIES WILL HELP STABILIZE THE U.S. FINANCIAL SYSTEM, IMPROVE THE HOUSING MARKET OR BE OF SPECIFIC BENEFIT TO US.

Since October 2008, various legislation has been signed into law including EESA, which, among other measures, authorized the Treasury Secretary to establish the TARP Plan. EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other "troubled assets." EESA includes additional provisions directed at bolstering the economy, including:

   o Authority for the Federal Reserve to pay interest on depository institution balances;

   o  Mortgage loss mitigation and homeowner protection; and

   o Authority to the SEC to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

   o Pursuant to the TARP Plan, the Treasury has created a capital purchase program to provide access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier I capital.

EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others which impose, on financial institutions like us that participate in the TARP Plan, restrictions on executive compensation.

There can be no assurance as to the actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Finally, other than the TARP Plan, there can be no assurance regarding the specific impact that other such measures may have on us-or whether (or to what extent) we will be able to benefit from such programs.

NEW REQUIREMENTS UNDER EESA AND CHANGES IN THE TARP PLAN REGULATIONS MAY ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL CONDITION.

Given the current international, national and regional economic climate, it is unclear what effect the provisions of the EESA will have with respect to our profitability and operations. In addition, the U.S. government, either through the Treasury or some other federal agency, may also advance additional programs that could materially impact our profitability and operations.

THE WIDESPREAD EFFECT OF FALLING HOME PRICES ON FINANCIAL MARKETS COULD ADVERSELY AFFECT OUR PROFITABILITY, LIQUIDITY, AND FINANCIAL CONDITION.

Turmoil in the financial markets, precipitated by falling home prices and rising delinquencies and foreclosures, has negatively impacted the valuation of securities supported by real estate collateral, including certain securities owned by us. We rely on our investment portfolio as a source of net interest income and as a means to manage our funding and liquidity needs. If defaults in the underlying collateral are such that the security can no longer meet its debt service requirements, our net interest income, cash flows and capital may be reduced.

THE DECLINE IN MARKET VALUE OF OUR STOCK COULD ADVERSELY AFFECT OUR ABILITY TO RAISE CAPITAL, DILUTE CURRENT SHAREHOLDER' OWNERSHIP OR MAKE IT MORE EXPENSIVE TO RAISE CAPITAL.

Our ability to raise capital and the ability of the Bank to raise additional capital, if needed, may be impaired by changes and trends in the capital markets that are outside of our control. Accordingly, there can be no assurance that we or the Bank will be able to raise additional capital, if needed on terms acceptable to us or the Bank.

With the TARP Plan monies, the government has encouraged institutions to pay back the Treasury as new sources of capital are raised. The decline in the market prices of financial stocks in general, and our stock in particular, could make it more expensive to raise capital because current trading prices would significantly dilute the ownership of our current shareholders.

WE MAY NOT PAY DIVIDENDS ON OUR COMMON STOCK.

Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock.

WE AND OUR BANKING SUBSIDIARY ARE SUBJECT TO EXTENSIVE REGULATION, WHICH COULD RESTRICT OUR ABILITY TO PAY DIVIDENDS. A FAILURE TO MAINTAIN REQUIRED LEVELS OF CAPITAL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATIONS AND FINANCIAL RESULTS.

We, and the Bank, are subject to extensive governmental supervision and regulation, which are intended primarily to protect depositors. Among other things, dividends paid to us by the Bank are subject to restrictions under state laws and regulation. As a result, the Bank's dividends could be limited and in some cases prohibited by regulators for a variety of reasons, including failure to maintain certain capital levels. If the Bank fails to maintain the required capital levels, the Bank may be subject to various sanctions by federal regulators that could adversely impact our results. Such sanctions could potentially include, without limitation, the termination of deposit insurance by the FDIC, limitations on the ability of the Bank to pay dividends and the issuance of a capital directive by a federal regulatory authority requiring an increase in capital. Our ability to pay dividends into the future to shareholders depends, in part, upon receipt of dividends from the Bank. Furthermore, we will depend on dividends from the Bank to pay future interest on our trust-preferred debt. Dividend restrictions in the future may result in our inability to satisfy our debt obligations.

Also, our ability to increase our dividend or to make other distributions will be restricted because of our participation in the TARP Plan. For the first three years following the acceptance of TARP Plan funds, cash dividends on our common stock may only be increased with the Treasury's consent. Other limitations concerning repurchase of our stock also are impacted by the TARP Plan participation.

OUR STOCK DOES NOT HAVE A SIGNIFICANT AMOUNT OF TRADING LIQUIDITY.

There is no active public trading market for our stock. Therefore, low liquidity may increase the volatility of the price of our stock and result in a greater spread between the bid and ask prices as compared to more actively-traded stocks. Investors may not be able to resell shares at the price or time they desire.

This may also limit our ability to raise additional capital through the issuance of new stock. This could impact our future liquidity and capital positions, as well as our overall financial condition.

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

As a community bank, our loan portfolio is comprised primarily of commercial, agricultural, commercial real estate loans, and consumer real estate loans. Larger commercial loans can cause greater volatility in reported credit quality performance measures, such as total impaired loans or nonperforming assets. The possible deterioration in the financial condition of any one or a few of these borrowers may cause a significant increase in uncollectible loans that could have an adverse impact on our results of operation and financial condition. We must make assumptions and judgments about the quality and collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of assets serving as collateral for repayment of many of our loans. If our assumptions are incorrect, our allowance may be inadequate to cover losses resulting in additions to our allowance.

IF SIGNIFICANT ADDITIONS TO THE ALLOWANCE FOR LOAN LOSSES, CHARGE-OFFS OR WRITE-DOWNS OF OTHER REAL ESTATE OCCUR, OUR EARNINGS, DIVIDENDS AND CAPITAL WOULD DECREASE.

The resulting reduction in capital from potential increases in the allowance for loan losses, write-downs of other real estate, or other charges may have an impact on the amount of dividends paid to shareholders. We need to maintain a well-capitalized capital position for the long and short-term, and abide by regulatory guidelines concerning dividends and capital ratios. Therefore, if events occur that materially impact our financial condition, the level of dividends paid to shareholders may be affected.

A SIGNIFICANT PORTION OF OUR LENDING IS CONCENTRATED IN THE COMMERCIAL REAL ESTATE SECTOR WHICH SUBJECTS US TO MORE RISK FOR DOWNTURNS IN THE AREA.

Commercial real estate and real estate construction comprise 47% of our loans outstanding as of December 31, 2008. A downturn in the local economy could negatively affect our borrowers' cash flows, increase the potential for problem loans, decrease the value of the supporting collateral, and thus have a direct impact on our financial results. Additionally, the value of properties acquired through foreclosure in the form of other real estate is assigned based on estimated fair value. In a market downturn, the ultimate selling price of foreclosed properties may be lower than expected thereby decreasing earnings.

WE RELY ON THE ACCURACY OF AND COMPLETENESS OF INFORMATION RECEIVED FROM OUR CUSTOMERS AND COUNTERPARTIES, AND INACCURATE OR INCOMPLETE INFORMATION COULD NEGATIVELY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATION.

In deciding whether to extend credit or enter into a lending transaction with customers or counterparties, we may rely on information provided to us including financial statements and other financial information, such as appraisals from third parties. Our results of operation and financial condition could be negatively impacted to the extent we rely on financial statements and other information that does not comply with generally accepted accounting principles, or are materially misleading.

THE CREDITWORTHINESS OF OTHER FINANCIAL INSTITUTIONS COULD ADVERSELY AFFECT US.

Our ability to engage in routine funding transactions could be adversely impacted by the actions and commercial soundness of other banks and financial institutions. Banks are interrelated as a result of lending, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more banks or the general banking industry, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other financial institutions. Many of the transactions engaged in by us and the Bank in the ordinary course of business expose us to credit risk in the event of default of our counterparty or customer. In such instances, the collateral held by us may be insufficient to mitigate our losses, as we may be unable to realize upon or liquidate at prices sufficient to recover the full amount of the exposure due us. Such losses could have a material and adverse affect on our results of operations.

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

INCREASES IN COMPETITION COULD ADVERSELY AFFECT OUR GROWTH AND PROFITABILITY.

We operate exclusively in Wisconsin and increased competition within our markets may result in reduced demand for loans and deposits, increased costs, and difficulty in recruiting and retaining talented people. Many competitors offer similar banking services in our market areas. These competitors include nationwide, regional, and other community banks, as well as other types of financial institutions, including savings and loan associations, trust companies, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, and other financial intermediaries. Some of these competitors may be better able to offer more desirable or cost-effective products to customers thereby increasing the potential for loss of market share. We have observed that the competition in our marketplace for commercial loans has resulted in more competitive pricing and credit structure as well as intense competition for skilled commercial lending personnel.

CONSUMERS MAY DECIDE NOT TO USE BANKS TO COMPLETE THEIR FINANCIAL TRANSACTIONS, WHICH COULD RESULT IN A LOSS OF INCOME TO US.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, consumers can now pay bills and transfer funds directly without banks. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits.

WE ARE SUBJECT TO UNAUTHORIZED DISCLOSURE OF SENSITIVE OR CONFIDENTIAL CLIENT OR CUSTOMER INFORMATION, WHETHER THROUGH A BREACH OF OUR COMPUTER SYSTEM OR OTHERWISE, WHICH COULD SEVERELY HARM OUR BUSINESS SECURITY RISKS AND COULD DAMAGE OUR REPUTATION AND OUR BUSINESS.

We collect, process, and retain sensitive and confidential customer and client information that is required for regulatory purposes and for financial products and services. Despite our controls, security breaches, acts of vandalism, computer viruses, misplaced or lost data, human error, or other similar events can occur. Security breaches in our internet banking activities could expose us to possible liability, and damage our reputation. Any compromise of our security involving misappropriation or loss of other unauthorized disclosure of confidential information, could expose us to litigation and liability, and could deter customers from using our products and services.

OUR DISCLOSURE CONTROLS AND PROCEDURES MAY NOT PREVENT OR DETECT ALL ERRORS OR ACTS OF FRAUD.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, that alternative reasoned judgments can be drawn, or that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

OUR ACCOUNTING POLICIES AND METHODS ARE CRITICAL TO HOW WE REPORT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THEY REQUIRE MANAGEMENT TO MAKE ESTIMATES ABOUT MATTERS THAT ARE UNCERTAIN.

Accounting policies and methods are fundamental to how we record and report the financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with Generally Accepted Accounting Principles in the United States ("US GAAP"). Management has identified certain accounting policies as being critical because they require management's judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or reducing a liability. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See the "Critical Accounting Policies" in Item 7 and Note 1, "Summary of Accounting Policies," to the Consolidated Financial Statements, of this Annual Report on Form 10-K.

CHANGES IN OUR ACCOUNTING POLICIES OR IN ACCOUNTING STANDARDS COULD MATERIALLY AFFECT HOW WE REPORT OUR FINANCIAL RESULTS AND CONDITION.

From time to time, the Financial Accounting Standards Board ("FASB") and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

WE DEPEND ON THE EXPERTISE OF KEY PERSONNEL. IF THESE INDIVIDUALS LEAVE OR CHANGE THEIR ROLES WITHOUT EFFECTIVE REPLACEMENTS, OPERATIONS MAY SUFFER.

Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees, particularly for certain management positions. Our ability to execute our business strategy and provide high quality service may suffer if we are unable to recruit or retain a sufficient number of qualified employees, or if the costs of employee compensation or benefits increase substantially.

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

ITEM 3.  LEGAL PROCEEDINGS

The Bank engages in legal actions and proceedings, both as plaintiffs and defendants, from time to time in the ordinary course of business. In some instances, such actions and proceedings involve substantial claims for compensatory or punitive damages or involve claims for an unspecified amount of damages. There are, however, presently no proceedings pending or contemplated which, in our opinion, would have a material adverse effect on our consolidated financial position.

In 2007, we commenced a legal action in circuit court against the Impaired Borrower's guarantor, as described in the Impaired Loans and Nonperforming Assets section of this Management's Discussion and Analysis, and others seeking relief for damages. At this time, the outcome of this action cannot be estimated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2008.

On January 22, 2009, a special meeting of the shareholders was held to approve an amendment to the company's articles of incorporation which authorized the issuance of up to 50,000 shares of a new class of no par value preferred stock that is required for participation in the TARP Plan.

                                          PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

MARKET INFORMATION

There is no active established public trading market in our common stock, although two regional broker-dealers act as market makers for the stock. Bid and ask prices are quoted on the OTC Bulletin Board under the symbol "MWFS.OB". Transactions in our common stock are limited and sporadic.

MARKET PRICES AND DIVIDENDS

The following table summarizes price ranges of over-the-counter quotations and cash dividends paid for the periods indicated. Bid prices represent the bid prices reported on the OTC Bulletin Board. The prices do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                2008 Prices                           2007 Prices
 Quarter   High      Low   Dividends   Quarter   High      Low    Dividends
 1st      $24.00   $19.00    $0.22     1st      $38.00   $32.15     $0.22
 2nd       23.50    20.67     0.11     2nd       34.25    32.00      0.22
 3rd       21.00    18.00     0.11     3rd       32.00    30.00      0.22
 4th       18.00    12.25     0.11     4th       30.00    19.75      0.00

HOLDERS

As of March 2, 2009, there were approximately 831 holders of record of our $.10 per share par value common stock. Some of our shares are held in "street" name and the number of beneficial owners of such shares is not known nor included in the foregoing number.

DIVIDEND POLICY

Dividends on our common stock have historically been paid in cash on a quarterly basis in March, June, September, and December. However, in 2007, the fourth quarter dividend was foregone. In 2009, we declared a first quarter dividend payable to stockholders in March. Subsequent to the payment of the 2009 first quarter dividend we have decided to pay semi-annual dividends on our
common stock payable in August and February.   Our ability to pay dividends
depends in part upon the receipt of dividends from the Bank and these dividends are subject to limitation under banking laws and regulations. Our declaration of dividends to our shareholders is discretionary and will depend upon operating results and our overall financial condition, regulatory limitations, tax considerations, and other factors. We are also prohibited from paying dividends on our common stock if we fail to make distributions or required payments on the trust preferred securities.

On February 20, 2009, we sold 10,000 shares of our Preferred Stock and 500 shares of Warrant Preferred Stock to the Treasury pursuant to the TARP Plan. Dividends on the Preferred Stock and Warrant Preferred Stock issued to the Treasury will be paid on a quarterly basis in February, May, August, and November. While any Preferred Stock or Warrant Preferred Stock is outstanding, we may pay dividends on OUR common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Preferred Stock and Warrant Preferred Stock are fully paid. Prior to the third anniversary of the Treasury's purchase of the preferred stock and warrant preferred stock, unless the stock has been redeemed or the treasury has transferred all of the Preferred Stock or Warrant Preferred Stock to third parties, the consent of the Treasury will be required for us to increase our annual common stock dividend from $.44 per common share.

We maintain a dividend reinvestment plan that enables stockholders to elect to purchase shares of our common stock in lieu of receiving cash dividends. Such shares may be newly issued shares or acquired in the market on behalf of the shareholders at their then fair market value.

STOCK BUY-BACK

Under the TARP Plan, prior to the third anniversary of the Treasury's purchase of the Preferred Stock and Warrant Preferred Stock (February 20, 2012), unless the Preferred Stock and the Warrant Preferred Stock have been redeemed or transferred to third parties, the consent of the Treasury will be required for us to redeem, purchase or acquire any shares of our common stock or other capital stock or other equity securities of any kind, other than
(i) redemptions, purchases or other acquisitions of the preferred stock,
(ii) redemptions, purchases or other acquisitions of shares of our common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice and (iii) certain other redemptions, repurchases or other acquisitions as permitted under the TARP Plan.

ITEM 6.  SELECTED FINANCIAL DATA

Table 1:  Earnings Summary and Selected Financial Data
(dollars in thousands, except per share data)
 Years Ended December 31,                           2008       2007       2006       2005       2004
 RESULTS OF OPERATIONS:
 Interest income                                  $29,732    $32,144    $29,619    $23,950    $20,238
 Interest expense                                  13,297     16,564     14,052      8,781      6,103
 Net interest income                               16,435     15,580     15,567     15,169     14,135
 Provision for loan losses                          3,200      1,140      5,133        342        215
 Net interest income after provision for loan
 losses                                            13,235     14,440     10,434     14,827     13,920
 Noninterest income                                 4,026      4,057      3,448      3,312      3,021
 Noninterest expenses                              16,010     17,334     12,746     11,476     10,272
 Income before income taxes                         1,251      1,163      1,136      6,663      6,669
 Provision for income taxes                             9         45         41      2,275      2,193
 Net income                                        $1,242     $1,118     $1,095     $4,388     $4,476
 Return on average assets                            0.26%      0.24%      0.25%      1.06%      1.16%
 Return on average equity                            3.52%      3.25%      3.07%     12.04%     13.01%
 Equity to assets                                    7.22%      7.20%      7.41%      8.74%      8.78%
 Net interest margin                                 3.71%      3.60%      3.83%      4.03%      4.03%
 AVERAGE BALANCE SHEET:
 Loans net of unearned income                    $361,884   $355,307   $330,490   $298,026   $276,755
 Assets                                           477,274    470,209    440,865    412,526    387,216
 Deposits                                         364,710    360,101    332,955    295,522    285,685
 Short-term borrowings                             11,634     17,939     21,890     26,615     20,525
 Long-term borrowings                              51,874     42,462     35,993     48,260     43,478
 Stockholders' equity                              35,317     34,348     35,642     36,437     34,397
 ENDING BALANCE SHEET:
 Loans net of unearned income                    $364,381   $357,988   $351,447   $310,370   $284,141
 Assets                                           495,981    480,359    460,651    427,389    410,817
 Deposits                                         385,675    369,479    342,253    312,653    303,387
 Long-term borrowings                              49,429     46,429     38,428     44,000     49,000
 Subordinated debentures                           10,310     10,310     10,310     10,310          0
 Stockholders' equity                              35,805     34,571     34,133     37,373     36,084
 FINANCIAL CONDITION ANALYSIS:
 Total risk-based capital                           13.33%     13.32%     13.65%     15.70%     13.11%
 Net charge-offs to average loans                    0.78%      1.45%     -0.01%      0.04%      0.05%
 Nonperforming loans to gross loans                  2.62%      1.96%      2.03%      0.49%      0.42%
 Efficiency ratio (1)                               76.86%     86.71%     65.68%     60.42%     57.96%
 Net interest income to average assets (1)           3.52%      3.39%      3.62%      3.80%      3.80%
 Noninterest income to average assets                0.84%      0.86%      0.78%      0.80%      0.78%
 Noninterest expenses to average assets              3.35%      3.69%      2.89%      2.78%      2.65%
 STOCKHOLDERS' DATA:
 Basic earnings per share                           $0.76      $0.68      $0.67      $2.57      $2.65
 Diluted earnings per share                         $0.76      $0.68      $0.66      $2.57      $2.64
 Book value per share                              $21.78     $21.06     $20.82     $21.93     $21.18
 Dividends per share                                $0.55      $0.66      $1.28      $1.28      $1.28
 Dividend payout ratio                               72.7%      96.8%     191.0%      49.8%      48.3%
 Average common shares outstanding-basic            1,643      1,640      1,644      1,704      1,689
 Average common shares outstanding-diluted          1,643      1,641      1,648      1,706      1,690
 Shareholders of record at year end                   833        780        782        780        770
 STOCK PRICE INFORMATION: (2)
 High                                              $24.00     $38.00     $38.25     $35.50     $34.00
 Low                                                12.25      19.75      35.40      32.90      28.50
 Market Price at year end                           12.25      19.75      37.90      35.40      34.00

 (1) Fully taxable equivalent basis, assuming a Federal tax rate of 34% and excluding disallowed interest expense
 (2) Bid Price

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis reviews significant factors with respect to our financial condition at December 31, 2008 and 2007, and results of operations for the three-year period ended December 31, 2008. This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industry in which we operate. This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We believe the following policies are important to the portrayal of our financial condition and require subjective or complex judgments and, therefore, are critical accounting policies.

SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, requires that available-for-sale securities be carried at fair value. We utilize a third-party vendor to assist in the determination of fair values. Adjustments to the available-for-sale securities impact our financial condition by increasing or decreasing assets and stockholders' equity, and possibly net income.

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporarily impaired are reflected in earnings as realized losses. In estimating other-than-temporary losses, we consider many factors which include: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of our financial position to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If a security has been impaired, and the impairment is deemed other-than-temporary and material, a write-down will occur in that quarter. If a loss is deemed to be other-than-temporary, it is recognized as a realized loss in the financial statements of income with the security assigned a new cost basis.

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

While our evaluation of the allowance for loan losses at December 31, 2008 considers the allowance to be adequate, under adversely different conditions or assumptions, we would need to increase the allowance by an amount that cannot be reasonably estimated at this time.

We also consider the accounting policy for other real estate to be a critical accounting policy because of the uncertainty in the timing of the sale of the asset, and ultimate selling price of the foreclosed properties. The fair value is based on appraised or estimated values obtained less estimated costs to sell, and adjusted based on highest and best use of the properties, or other changes. There are uncertainties as to the price we ultimately may accept on the sale of the properties, including the holding costs of properties for expenses such as utilities, real estate taxes, and other ongoing expenses and the amount of time before the properties are sold. Such uncertainties may affect future earnings.

The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management's current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The corporation believes the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements. See
Note 1, "Summary of Accounting Policies," and Note 13, "Income Taxes," to the Consolidated Financial Statements, of this Annual Report on Form 10-K.

OVERVIEW

From an industry and national perspective, our profitability is dependent to a large extent upon net interest income. Results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy, and other operating expenses, including income taxes, non-interest income such as trust and investment sales revenue, loan servicing fees, and service charge income derived from deposit accounts. Economic conditions, competition, and the monetary and fiscal policies of the Federal government, significantly affect the results of operations for all financial institutions. Lending activities are also influenced by regional and local economic factors. Some specific factors may include the demand for and supply of housing, competition among lenders, agricultural conditions, interest rate conditions, and prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our markets.

Along with industry-wide factors and competitive advantages, we monitor several areas of risk, trends, and challenges. In 2009, we will be challenged with deteriorating credit quality, the workout or sale of properties obtained through foreclosure, refinancing activities, slower loan demand, the ability to retain and improve the net interest margin, and decreasing non-interest income.

RESULTS OF OPERATIONS

We reported 2008 net income of $1.2 million or $.76 per diluted share, compared to $1.1 million or $.68 per diluted share for 2007. Key factors affecting the current year results were:

   o  2008 operating results were impacted by an increase in the provision for loan losses. The provision for loan loss increased $1.8 million to $3.2 million in 2008 from $1.4 million in 2007 as a direct result of increases in the level of nonperforming loans. Nonperforming loans at December 31, 2008 were $9.6 million compared to $7.0 million at year-end
      2007.   In 2007, the Bank received the collateral from loans to a former car dealership and its owners ("Impaired Borrower"). During 2007 the Bank recorded impairment write-downs totaling $2.4 million, or $1.465 million on an after-tax basis, on the other real estate of the Impaired Borrower.

   o We reported net income for the fourth quarter of 2008 of $48,000 or $.03 per diluted share compared to a net income of $451,000 or $.27 per diluted share in the related quarter of 2007. The fourth quarter 2008 earnings were impacted by the decreasing net interest margin compared with the second and third quarters of 2008. In addition, the annual testing of goodwill during the fourth quarter 2008 resulted in a $295,000 goodwill impairment charge to income. Fourth quarter earnings in 2008 and 2007 were both plagued with continued increases to nonaccrual loans and the need for higher loan loss reserves which resulted in an increased provision for loan losses. The 2007 fourth quarter was impacted by an improvement in the net interest margin, and a decrease in noninterest expenses compared with the second and third quarters of 2007.

   o  Nonperforming assets, which include nonaccrual, impaired and restructured loans, and other real estate, were $12.1 million and $9.3
      million at December 31, 2008 and 2007, respectively.   During the fourth
      quarter 2008, a $2.0 million ethanol participation loan was added to nonaccrual status. Credit quality deteriorated throughout 2008 as a result of the overall weakness in the local economies. Such weakness impacts the cash flow of borrowers as well as the underlying value of the assets supporting the loans. Nonperforming assets increased in 2007 when the Bank received the other real estate property from the Impaired Borrower. The amount remaining on the financial statements related to the Impaired Borrower totals $2.5 million at December 31, 2008.

   o Average loans for 2008 increased to $361.9 million or 2% above the average for 2007. Growth was primarily in commercial real estate and agricultural loans. Residential real estate loans decreased due to the sale of such loans to the secondary loan market.

   o Average deposits for 2008 were $364.7 million or an increase of 1% over the related 2007 amount. The increase was primarily in non-interest bearing demand, savings deposits and time deposits for consumer and business deposits. Average brokered certificates were $46.8 million in 2008 a $3.4 million decrease from 2007 due to the liquidity needs of the Bank.

   o The overall rate earned on interest-earning assets was 6.65% for 2008 compared with 7.35% earned in 2007. While the overall rate earned on interest-earning assets decreased .70% in a year-to-year comparison, the overall rate paid on interest-bearing liabilities decreased .89% during the same period.

   o On a taxable-equivalent basis, net interest income was $16.8 million and $15.9 million for 2008 and 2007, respectively. In 2008, the positive loan rate variances and the decreased rates paid on deposits and growth in lower-cost deposit accounts contributed to the improved net interest margin.

   o Net loan charge-offs were $2.8 million in 2008. Net loan charge-offs in 2007 were $5.1 million of which $4.6 million was related to the Impaired Borrower described earlier. Excluding this specific charge-off, other net charge-offs totaled $.5 million in 2007.

   o Non-interest income for 2008 decreased 1% over the previous year due to decreased revenue from the Wealth Management Services Group, and mortgage loan sales to the secondary market, which was partially offset by increased service fee income and receipt of interest from the settlement of a tax dispute with the IRS.

   o Non-interest expense of $16.0 million for 2008 decreased $1.3 million over the comparable 2007 amount. Excluding the $2.4 million of other real estate write-downs and legal costs associated with the Impaired Borrower recorded in 2007, non-interest expense increased $900,000 in 2008. The majority of the increase was due to salary and employee benefits, legal and professional costs, and a goodwill impairment charge.

ALL REMAINING INFORMATION INCLUDED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE SHOWN IN THOUSANDS OF DOLLARS.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. Management actively monitors and manages our interest rate risk exposure. The measurement of the market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value measurements of financial instruments that reflect changes in market prices and rates can be found in Note 20 of the Notes to the Consolidated Financial Statements.

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

NET INTEREST INCOME

Our earnings are substantially dependent on net interest income which is the difference between interest earned on loans, securities and other interest-earning assets, and the interest expense associated with the deposits and borrowings that fund them. Net interest income is directly impacted by the sensitivity of the balance sheet to change in interest rates, contractual maturities, and repricing frequencies.

Net interest income in 2008 amounted to $16,788 compared with net interest income of $15,934 in 2007, an increase of $854 or 5%. Average earning assets in 2008 amounted to $452,659 compared to $442,279 in 2007. Increases in average loans accounted for 63% of the growth in average earning assets. While loan volumes have increased, loan pricing pressures have decreased the spread on new and existing loans. Average interest bearing liabilities increased $4,208 in 2008 compared to 2007. Average noninterest bearing deposits increased $3,508 and lower-cost savings deposits increased $2,943 in 2008 compared to the prior year. During 2008, the duration of brokered deposits and long-term borrowings were lengthened to improve our overall asset/liability repricing gap position. The increase in net interest income attributable to greater earning asset volume was $481, and the increased rate spread was $373. The net interest margin increased during 2008 to 3.71% compared to 3.60% in 2007, as interest-bearing liability rates decreased faster than asset yields throughout the year. The net interest margin in 2008 was aided by the additional revenue generated through loan origination fee income.

For 2009, we expect pressure on the net interest margin as the competition for loans and deposits in the market area we serve is strong with pricing pressure to hold down loan rates and to keep local deposit rates at levels near or in excess of wholesale funding alternatives.

Net interest income on a taxable-equivalent basis was approximately $15,900 for 2007 and 2006. During 2007, the $24,817 growth in average loans was funded with higher-costing wholesale deposits thereby narrowing the interest rate spread percentage. The net interest margin for 2007 was 3.60% compared with 3.83% in 2006. Additionally, the interest forgone on loans placed in nonaccrual status negatively impacted the margin and amounted to $323,000 for 2007.

Average interest-earning assets increased $25,261 or 6% between periods due to higher loan growth which was partially offset by a reduction in the investment portfolio balances. Average loans for 2007 were $355,307 or an 8% increase over the related 2006 balance of $330,490. While volumes have increased, loan pricing pressures have decreased the spread on new and existing loans. Average deposits for 2007 increased $27,145 to $360,101 compared with $332,956 million for 2006. The largest increase in deposits was in brokered deposits which accounted for $30,000 of the increase between periods. Overall, consumer and business deposits were relatively flat between years.

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

Table 2:  Average Balances and Interest Rates
                                                                          Years Ended December 31,
                                                       2008                         2007                        2006
                                           Average             Average  Average             Average   Average             Average
                                           Balance   Interest   Rate    Balance   Interest   Rate     Balance   Interest   Rate
ASSETS
 Earnings Assets
   Loans (1), (2), (3)                     $361,883   $25,779   7.12%   $355,307   $28,156   7.92%    $330,490   $25,809   7.81%
 Investment securities:
   Taxable                                   65,908     3,174   4.82%     60,499     2,859    4.73%     56,783     2,501    4.40%
   Tax-exempt (2)                            14,154       888   6.28%     19,516     1,127    5.77%     21,225     1,247    5.88%
 Other interest-earning assets               10,714       244   2.28%      6,957       356    5.12%      8,520       454    5.33%
   Total earning assets                    $452,659   $30,085   6.65%   $442,279   $32,498    7.35%   $417,018   $30,011    7.20%
   Cash and due from banks                    8,113                        9,314                        11,250
   Allowance for loan losses                 (4,854)                      (4,178)                       (3,260)
   Other assets                              21,356                       22,794                        15,857
   Total assets                            $477,274                     $470,209                      $440,865
LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing liabilities
   Interest-bearing demand                  $27,561      $232   0.84%    $27,565      $536    1.94%    $30,077      $643    2.14%
   Savings deposits                          99,264     1,908   1.92%     96,321     3,160    3.28%     89,457     2,890    3.23%
   Time deposits                            189,882     7,998   4.21%    191,720     9,467    4.94%    169,807     7,500    4.42%
 Short-term borrowings                       11,634       180   1.55%     17,939       773    4.31%     21,890       945    4.32%
 Long-term borrowings                        51,874     2,365   4.56%     42,462     2,014    4.74%     35,993     1,460    4.06%
 Subordinated debentures                     10,310       614   5.98%     10,310       614    5.98%     10,310       614    5.98%
 Total interest-bearing liabilities        $390,525   $13,297   3.40%   $386,317   $16,564    4.29%   $357,534   $14,052    3.93%
 Demand deposits                             48,003                       44,495                        43,615
 Other liabilities                            3,429                        5,049                         4,074
 Stockholders' equity                        35,317                       34,348                        35,642
   Total liabilities and
   stockholders' equity                    $477,274                     $470,209                      $440,865
 Net interest income and rate spread                  $16,788   3.25%              $15,934    3.06%              $15,959    3.27%
 Net interest margin                                            3.71%                         3.60%                         3.83%

   (1) Nonaccrual loans are included in the daily average loan balances outstanding.
   (2) The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a Federal tax rate of
       34% and excluding disallowed interest expense.
   (3) Interest income includes loan fees as follows:  2008- $535; 2007-$496 and 2006-$512

Table 3: Interest Income and Expense Volume and Rate Analysis
                                             2008 vs 2007                   2007 vs 2006
                                                Due to                         Due to
                                      Volume     Rate        Net     Volume     Rate     Net
   Loans                               $521    $(2,898)   $(2,377)   $1,938     $409   $2,347
   Taxable investments                  256         59        315       164      194      358
   Nontaxable investments              (309)        70       (239)     (100)     (20)    (120)
   Other interest income                192       (304)      (112)      (83)     (15)     (98)
 Total Earning Assets                  $660    $(3,073)   $(2,413)   $1,919     $568   $2,487

   Interest-bearing demand              $(1)     $(303)     $(304)     $(54)    $(53)   $(107)
   Savings Deposits                      97     (1,349)    (1,252)      222       48      270
   Time Deposits                        (91)    (1,378)    (1,469)      969      998    1,967
   Short-term borrowings               (272)      (321)      (593)     (171)      (1)    (172)
   Long-term borrowings                 446        (95)       351       263      291      554
   Subordinated debenture                 0          0          0         0        0        0
 Total interest-bearing liabilities    $179    $(3,446)   $(3,267)   $1,229   $1,283   $2,512

 Net interest income                   $481       $373       $854      $690    $(715)   $ (25)

   (1) The change in interest due to both rate and volume has been allocated to rate.
   (2) The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a tax rate of 34% adjusted for the disallowance of interest expense.

Table 4: Yield on Earning Assets
                                 December 31, 2008   December 31, 2007   December 31, 2006
                                  Yield   Change      Yield   Change      Yield   Change
 Yield on earning assets (1)       6.65%   -0.70%      7.35%    0.15%      7.20%    0.91%

 Effective rate on all
 liabilities as a percentage of
 earning assets                    2.94%   -0.81%      3.75%    0.38%      3.37%    1.11%

 Net yield on earning assets       3.71%    0.11%      3.60%   -0.23%      3.83%   -0.20%

    (1) The yield on tax-exempt loans and investment securities is computed on a tax-
        equivalent basis using a tax rate of 34% and adjusted for the disallowance of interest expense.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the periodic cost of providing an allowance for probable incurred losses. The allowance consists of specific and general components. The specific components relate to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The current factors include changes in the composition of the loan portfolio, delinquencies, loan quality of the portfolio, collateral values and various economic factors such as state unemployment rates.

We believe that the current provision conforms to our allowance for loan loss policy and is adequate in view of the present condition of the loan portfolio. However, should a decline in the quality of the loan portfolio or significant charge-offs against the allowance occur, higher provisions will need to be made in the future. The provision for loan losses in 2008 was $3,200 compared to $1,140 in 2007, and $5,133 in 2006 which included a specific $4,600 allocation related to the Impaired Borrower.

During 2008 we were exposed to the downturns of the economy. The markets that we serve faced a considerable set of challenges, including a significant supply of excess housing inventory, continued downward pressure on housing prices, increased foreclosures, unemployment, tighter lending standards, and heightened risk aversion among investors. With the softening of the housing market, many real estate developers have experienced difficulty in generating sufficient cash flows to service their debt. In addition to cash flow concerns, the underlying property values behind our loans, whether residential or small business customers' real estate, have declined. The deteriorating economic conditions in the markets we serve are expected to result in a continuation of credit quality issues into 2009.

NONINTEREST INCOME

Total noninterest income was $4,026 during the year ended 2008 compared to $4,057 during 2007, a decrease of $31 or 1%. The decrease was attributable to decreased revenue from the Wealth Management Services Group, and mortgage loan sales to the secondary market, which was partially offset by increased service fee income and receipt of interest from the settlement of a tax dispute with the IRS.

Table 5: Noninterest Income
                                      Years Ended December 31,   % Change
                                       2008     2007     2006   2008   2007
 Service fees                         $1,412   $1,352   $1,111    4%    22%
 Trust service fees                    1,114    1,218      917   -9%    33%
 Investment product commissions          249      260      334   -4%   -22%
 Gains from sale of loans                289      304      234   -5%    30%
 Bank owned life insurance               115      111      109    4%     2%
 Other operating income                  847      812      743    4%     9%
 Total noninterest income             $4,026   $4,057   $3,448   -1%    18%

Service fees increased in 2006 through 2008 due to higher overdraft fee income from the overdraft protection program.

The Wealth Management Services Group includes trust and brokerage services. Income from the group decreased $115 in 2008 due primarily to the decline in the value of assets under management for trust customers on which fees are based and staff vacancies in the brokerage service area. In 2007, income from trust service fees increased $301 due to appreciation of the trust portfolio, and additional new business trust revenue. With turnover in personnel, investment product commissions declined to $260 in 2007.

Gains on sale of loans represent income received from the sale of residential real estate loans into the secondary market. The overall slowdown in the housing market and residential real estate sales during the last six months of 2008 caused the decrease of loan income to $289 compared to $304 in 2007. During 2007, the Bank formed a mortgage loan origination unit. This unit focuses on the consumer real estate market and allows us to expand our market share in this loan segment. In 2007, gain from the sale of loans increased $70 to $304 in 2007, compared to $234 in 2006.

Other operating income in 2008 included $57 of interest received from the Internal Revenue Service on the settlement of an income tax court case. In 2007 other operating income included $63 in revenue received on rental of other real estate properties.

NONINTEREST EXPENSE

During 2008, noninterest expense totaled $16,010 compared to $17,334 for 2007, a decrease of $1,324, or 8%. Excluding the $2,353 of other real estate write-downs and legal costs associated with the Impaired Borrower recorded in 2007, non-interest expense increased $900,000 in 2008. The majority of the increase was due to salary and employee benefits, legal and professional costs, and a goodwill impairment charge. While aggressive efforts to dispose of the other real estate are continuing, future adjustments to earnings may be necessary based on unfavorable economic conditions or a decline in the fair value of the properties. See the section "Impaired Loans and Nonperforming Assets."

Table 6:  Noninterest Expense
                                    Years Ended December 31,    % Change
                                    2008      2007      2006   2008   2007
 Salaries and employee benefits    $9,068    $8,840    $7,372    3%    20%
 Occupancy and equipment            1,996     1,967     1,681    1%    17%
 Data processing and information
 systems                              748       777       734   -4%     6%
 Operation of other real estate       541     2,527        18   NM     NM
 Legal and professional               762       650       444   17%    46%
 Goodwill impairment                  295         0         0   NM      0%
 Other operating expenses           2,600     2,573     2,497    1%     3%
 Total noninterest expense        $16,010   $17,334   $12,746   -8%    36%

Salaries and employee benefits expense increased to $9,068 in 2008 compared to $8,840 in 2007. Salary expense in 2008 increased 3% or $180 compared to an increase of 15% in 2007. During 2008, raises were held at 2% with the
remainder of the increase due to employee turnover.   During 2007, salaries and
employee benefits increased as a new mortgage origination unit was formed with four new hires and the opening of the Eagle River branch resulted in three additional staff.

Employee benefits expense increased $48 or 2% compared to 2007. Increased employee health insurance expense was a significant driver to higher costs, with total increases of $175 during 2008 compared to 2007. Our self-insured health insurance costs increased due to higher claims and increased number of individuals who exceeded the stop-loss insurance coverage. The increase in employee benefits was partially offset by a decrease in 401(k) match expense and incentive and referral pay. In 2008, we elected to not make a discretionary 401(k) matching contribution resulting in cost savings of $254 from 2007. Incentive and referral pay decreased $73 between 2008 and 2007 due to decreased loan volume and referrals made in 2008.

As a result of an efficiency study of our staff we eliminated 10 full time equivalent positions within the Bank during January 2009.

Occupancy and equipment expense remained constant in 2008 and 2007. Occupancy and equipment expense increased $286 between 2007 and 2006 as a result of increased depreciation, rent expense, and utility costs due in part to the opening of the Eagle River branch in May 2007 and the Minocqua branch in June 2006. No additional branches are contemplated at this time.

Data processing and information systems expense includes costs of bookkeeping operations and couriers used to transport daily work around our branch network. In 2007, we instituted branch capture thereby eliminating the need for daily transportation. The decrease in expense between 2008 and 2007 is due to the savings recognized from this cost initiative which more than offset increased costs due to additional technology enhancements and increased software maintenance expense. Data processing expense increased $43 in 2007 from the previous year due to technology enhancements and upgrades purchased to facilitate product offerings and to support branch expansion.

Operation of other real estate represents primarily expenses associated with the properties and assets that were surrendered by the Impaired Borrower in 2007. These costs include impairment write-downs on other real estate, the ongoing costs of holding properties, such as real estate taxes or utilities cost, and any (gains) losses on disposal of foreclosed real estate. Impairment write-downs on properties related to the Impaired Borrower totaled $273 in 2008 and $2,353 in 2007.

Legal and professional costs increased $112 during 2008 from additional collection expenses associated with past due loans and the outsourcing of the internal audit function at the Bank. In 2007, the increase in legal and professional expenses was due primarily to the legal costs associated with the Impaired Borrower, other loan servicing costs, and the expense related to documentation and testing of SOX 404 procedures. We expect the cost of legal services to increase in 2009 as other loans due to an increase in workout collection and foreclosure activities.

The annual testing of goodwill during the fourth quarter 2008 indicated that there was an impairment of goodwill as the carrying value of the reporting unit's goodwill exceeded its implied fair value. We recorded a $295 non-cash impairment charge to expense for goodwill. We no longer have goodwill on our balance sheet.

Other operating expenses increased $27 during 2008 and $76 during 2007. Marketing and public relations expense decreased $235 in 2008 due to substituting direct mail for mass media promotions, the more costly form of advertising, and eliminating customer events. Offsetting these decreases were increases in supplies of $11, a full year of mortgage loan origination expenses of $42, insurance cost of $7 and deferred director expenses. The expenses (benefits) associated with deferred director fee accounts are impacted by the market price of our stock. Expenses (benefits) associated with the plan were $2 in 2008, ($18) in 2007, and $236 in 2006. The FDIC insurance assessment increased $178 during 2008 to $220 due to increases in the assessment rate. During 2009, the FDIC assessment is expected to be in excess of $300, or a $120 increase from 2008.

INCOME TAXES

Income tax expense was $9 in 2008, $45 in 2007, and $41 in 2006. Our effective tax rates were .7% in 2008, 3.9% in 2007, and 3.6% in 2006. The decline in the effective tax rates over the three years (income tax expense divided by income before taxes) compared to historical effective tax rates has been due primarily to the decrease in income before taxes. In 2008, the effective tax rate analysis was impacted by a federal tax refund explained below which was partially offset by the goodwill impairment write-down.

In 2005, the Internal Revenue assessed our Bank and many other Wisconsin banks that hold Nevada subsidiaries additional tax by disallowing a portion of the banks' interest deduction for federal income returns for years 1999-2002. In March 2008, the Internal Revenue Service notified banks that they would not appeal a recent Tax Court case which ruled in the banks' favor. The recognition of the amount to be refunded to the bank for the period covered by the tax case and in subsequent years' tax returns totaled $243 which was recorded as a tax benefit in 2008.

In February 2009, the State of Wisconsin passed legislation that requires combined reporting effective January 1, 2009.We are evaluating this legislation and have not yet determined the legislation's effect on the recorded value of our deferred tax assets and the financial statement impact.

BALANCE SHEET ANALYSIS

LOANS

Gross loans grew 2% in 2008 to $364,381 at December 31, 2008 compared to $357,988 and $351,447 at December 31, 2007 and 2006, respectively.

Table 7:  Loan Composition
                      2008             2007             2006            2005             2004
                           % of             % of             % of            % of              % of
                 Amount   Total   Amount   Total   Amount   Total   Amount   Total   Amount   Total
 Commercial     $39,133    11%   $39,971    11%   $61,859    18%   $55,763    18%   $48,252    17%
 Commercial
 real estate    127,209    34%   114,028    32%   113,738    32%   107,920    34%    94,349    33%
 Agricultural    43,345    12%    40,804    11%    42,936    12%    36,243    12%    35,723    13%
 Real estate
 construction    45,665    13%    45,959    13%    26,105     7%    14,080     5%     9,667     3%
 Real estate
 residential    100,311    28%   107,239    30%    97,711    28%    87,920    28%    87,703    31%
 Installment      8,804     2%    10,066     3%     9,179     3%     8,522     3%     8,525     3%
 Less:
 deferred loan
 fees                86     0%        79     0%        81     0%        78     0%        78     0%
 Total loans   $364,381   100%  $357,988   100%  $351,447   100%  $310,370   100%  $284,141   100%

The Bank services a diverse customer base throughout North Central Wisconsin including the following industries: agriculture (primarily dairy), retail, manufacturing, service, resort properties, timber and businesses supporting the general construction trades. Although our commercial portfolio remained relatively flat year over year, the mix in the portfolio changed as we purposely withdrew from commercial loan participations purchased from other banks and concentrated our efforts in generating new loans in our local markets. During 2008, we received payoffs of approximately $8,000 which were replaced with new loans generated from our newer branch locations in Eagle River and Wausau. Average loans for 2008 were $361,883, a 2% increase over $355,307 in 2007.

The growth in loans during 2008 occurred in our commercial real estate and agricultural loan portfolios. Commercial and commercial real estate loans increased $12,343 or 8% in 2008, compared to decreases in volume during 2007. During 2008, several large construction projects were completed which were previously reported in the real estate construction category and re-classified as commercial real estate. We consider our commercial real estate portfolio to be well diversified and dispersed among borrowers, project types and geographic location. The $6,541 growth in loans during 2007 was primarily in the real estate construction and real estate residential categories. Early payoffs of loans during 2007 were approximately $13,000 which included an early payoff on a syndicated commercial loan of $6,400. Real estate construction loans remained stable between 2008 and 2007. Loans in this classification provide short-term financing for acquisition or development of commercial real estate, such as multi-family housing or other commercial developments. In a majority of the cases, we retain permanent financing on these projects following completion of construction. The credit risk related to this loan category is generally limited to the economic conditions in our respective markets. Generally, the demand for residential rental properties increased as economic conditions deteriorated throughout the year.

Our residential real estate portfolio decreased during 2008 as loans were refinanced and transitioned into the secondary market as interest rates declined. The increase in residential real estate loans during 2007 was due in part to the start-up of a mortgage origination unit. The mortgage loan volume generated by these originators spurred the growth in loans sold to the secondary market and in loans kept on our balance sheet. During 2008, we sold $21,900 of real estate loans through the secondary market compared to $22,500 in 2007. The combination of the softness in the residential real estate market and the volume of loans sold to the secondary market lead to a decrease of residential real estate loans on our books. Loans in this category include conventional home mortgages, second mortgages, and home equity lines. Historically we have had minor charge-offs and/or delinquency problems in this portfolio, however we began seeing a 20% increase in nonaccrual loans in this portfolio between the third and fourth quarters of 2007 and continuing through 2008. While we were not impacted by the national sub-prime mortgage crisis, our local economies have been impacted by the slowdown in the housing and housing-related businesses thereby causing declining loan quality and higher provision for loan losses.

Installment loans decreased $1,262 in 2008 to $8,804 outstanding as of December 31, 2008. Installment loans include short-term installment loans, automobile loans, recreational vehicle loans, credit card loans, and other personal loans.

Table 8:  Loan Maturity Distribution
                                   Loan Maturity
                            One Year     Over One Year       Over
                            or Less      to Five Years     Five Years
 Commercial                 $11,669          $25,914          $1,550
 Real estate commercial      46,526           76,899           3,784
 Agricultural                15,804           23,581           3,960
 Real estate construction    19,302           16,031          10,332
 Real estate residential     17,442           41,541          41,328
 Consumer and individual      2,376            6,121             307
 Total                     $113,119         $190,087         $61,261
 Fixed rate                 $79,784         $155,864         $10,918
 Variable rate               33,335           34,223          50,343
 Total                     $113,119         $190,087         $61,261

As interest rates declined during the second half of 2007 and continued into 2008, more business and consumer lending customers approached us to refinance the terms of their loans. The amount of variable rate loans with maturities longer than one year increased from $70,520 in 2007 to $84,566 at the end of 2008 and reduced the number of fixed rates from $170,067 at December 31, 2007 to $166,782 at December 31, 2008. Overall, we have done a better job of matching the maturities of our assets against the maturities of our liabilities.

Adverse changes in the North Central Wisconsin economy began occurring in the fourth quarter of 2007 and continued throughout 2008. The general decline in economic conditions has impaired our ability to gather deposits, reduced the demand for new loans, and increased loan delinquencies and charge-offs. We have seen a significant decline in real estate values causing concern for the value of the collateral supporting our loans. We have also experienced a reduction in the creditworthiness of customers, illiquidity in the real estate market, and a general decline in demand for our products and services. This trend is expected to continue into 2009.

Our loan portfolio is widely diversified by types of borrowers, industry groups and market areas that it serves. Significant loan concentrations are considered to exist for a financial entity when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic conditions. At December 31, 2008, 16% of total loans were made to persons or businesses engaged in the commercial retail industry and 14% to the dairy industry.

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

Table 9:  Loan Loss Experience
                                                     Years Ended December 31,
                                               2008    2007    2006    2005    2004
Allowance for loan losses at
beginning of year                             $4,174  $8,184  $3,028  $2,820  $2,732
Loans charged off:
   Commercial and agricultural                 1,932   4,805      83      45     126
   Real estate residential                       966     341      11      90      17
   Installment                                   142      52      18      42      43
   Total loans charged off                     3,040   5,198     112     177     186
Recoveries on loans previously charged off:
   Commercial and agricultural                   148      25     117      34      47
   Real estate residential                        34      10       2       2       0
   Installment                                    26      13      16       7      12
   Total loans recovered                         208      48     135      43      59
Net loans charged off (recoveries)             2,832   5,150     (23)    134     127
Provision for loan losses                      3,200   1,140   5,133     342     215
Allowance for loan losses at end of
year                                          $4,542  $4,174  $8,184  $3,028  $2,820
Ratio of allowance for loan losses
to net charge-offs                              1.60    0.81     NM     22.6    22.2
Ratio of allowance for loan losses
to total loans at end of period                 1.25%   1.17%   2.33%   0.97%   0.99%
Ratio of net charge-offs during
period to average loans outstanding             0.78%   1.45%  -0.01%   0.04%   0.05%

Net loan charge offs during 2008 were $2,832. In the fourth quarter we charged-off $1,575 of non-performing loans of which approximately $1,335 had a specific reserve previously assigned to them. During 2007, loans from the Impaired Borrower totaling $4,600 were charged-off. Excluding this specific charge-off, net loans charged-off were $550 in 2007. Net loan recoveries were $23 in 2006. Loans charged-off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses. During 2008, we formed a Special Assets Group and hired an experienced manager to assist our lenders in structuring and implementing collection efforts focusing on resolving our problem assets. In light of the present and forecasted economic environment, we see an increasing demand for collection expertise to help manage commercial and agricultural accounts to minimize future losses. This effort has already resulted in the acceleration in the disposition of certain problem assets.

The analysis of the allowance for loan losses consists of three components:
(1) establishment of specific reserve allocations on impaired credits where a high degree of loss is anticipated but not yet realized; (2) allocations for each loan category based on historical loan loss experiences and risk grades; and (3) general reserve allocations made based on subjective economic and bank specific factors such unemployment, level of delinquencies, industry concentrations, lending staff experience, and changes in regulatory or internal loan policies.

The specific credit allocation of the allowance for loan losses is based on a regular analysis of loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The fair value of the loan is based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent. The historical loan loss allocations are based on a 5 year rolling average of actual loss experience for specific loan types and risk grades. The general portfolio allocation component is more subjective and is based on the other factors referenced above. The loss factors are updated regularly based on actual experience while general portfolio allocations are reviewed at least quarterly as part of the overall analysis.

The allocation of the year-end allowance for loan losses for each of the past five years based on our estimate of loss exposure by category of loans is shown in Table 10.

Table 10:  Allocation of the Allowance for Loan Losses
                                    As of December 31,
                           2008     2007     2006     2005     2004
 Commercial and
 agricultural             $2,957   $2,577   $2,678   $2,287   $1,862
 Real estate                 648      514      523      445      500
 Installment                 130       93      154      147      160
 Impaired loans              800      961    4,627       82       83
 Unallocated                   7       29      202       67      215
      Total allowance     $4,542   $4,174   $8,184   $3,028   $2,820

The increase in the amount of the reserves at December 31, 2008 is the direct result of increases in the level of nonperforming loans, rising delinquencies, higher historical charge-off rates for each loan category, and the economic
factors applied to all loan types.   It is difficult to predict the length or
depth of the current economic downturn and the impact it will have on businesses and individual consumers in the markets we serve. We have seen substantial declines in local real estate values, some by as much as 35%. As many of our commercial and consumer loans are secured by real estate, we are concerned that a prolonged downturn will further impair the value of the real estate used to secure our loans. Such conditions have already hindered our efforts to reduce the level of nonperforming loans.

Furthermore, we fully expect that business and individual borrowers may encounter difficulties in meeting their debt service obligations until real estate values stabilize and the overall economy strengthens. In the opinion of management, the allowance for loan losses was appropriate as of December 31, 2008. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such changes on our loan customers.

IMPAIRED LOANS AND NONPERFORMING ASSETS

Nonperforming loans remain a leading indicator of future loan loss potential. Nonperforming loans are defined as loans 90 days or more past due but still accruing, nonaccrual loans, including those defined as impaired under current accounting standards, and restructured loans. Loans are placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts that may adversely impact the collection of principal or interest on loans, it is our practice to place such loans on nonaccrual status immediately rather than waiting until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed, and future payments received are applied in full to reduce remaining loan principal. No income is accrued or recorded on future payments until the loan is returned to accrual status. Upon return to accrual status, the interest portion of past payments that were applied to reduce nonaccrual principal is taken back into income.

Restructured loans involve granting of concessions to the borrower by modifying the terms of the loan, such as changes in payment schedule or interest rate or capitalization of unpaid real estate taxes or unpaid interest. The majority of restructured loans represent capitalized loan interest and real estate taxes that borrowers were unable to repay according to the original repayment terms. Such loans are subject to senior management review and ongoing monitoring and are made in cases where the borrower's delinquency is considered short-term from circumstances the borrower is believed able to overcome and or the underlying collateral value supporting the loan is more than sufficient to cover the additional advance.

Table 11: Nonperforming Loans and Other Real Estate Owned
                                                   As of December 31,
                                          2008     2007     2006     2005     2004
 Nonaccrual loans not considered
 impaired                                $1,877     $559   $1,224     $255     $758
 Nonaccrual loans considered
 Impaired                                 7,072    5,702    5,423      877      432
 Accruing loans past due 90 days or
 more                                        36       64        4       19       43
 Restructured loans                         569      700      473      365      322
 Total nonperforming loans               $9,554   $7,025   $7,124   $1,516   $1,555
 Other real estate owned                  2,556    2,352      130        0       72
 Other repossessed assets                     5        0        0        0        0
 Total nonperforming assets             $12,115   $9,377   $7,254   $1,516   $1,627
 Nonperforming loans to total loans        2.62%    1.96%    2.03%    0.49%    0.55%
 Nonperforming assets to total assets      2.44%    1.95%    1.58%    0.35%    0.40%

Nonperforming assets at December 31, 2008 increased $2,738 to $12,115 from $9,377 at December 31, 2007. Nonaccrual loans at December 31, 2008 were $8,949 compared to $6,261 at year-end 2007. At December 31, 2008, there were three nonaccrual borrowing relationships in excess of $500. These three relationships accounted for approximately $4,100 or 58% of the total nonaccrual loans and consisted of the following:

          o $2,000 ethanol participation loan added to nonaccrual status during the fourth quarter 2008 secured by real estate in southeastern Wisconsin.

          o $1,350 commercial real estate loan on nonaccrual status for all of 2008 secured by retail/warehouse properties located in northern Wisconsin. Payments of $124 were received during 2008 and applied to the loan according to the amortization schedule.

          o $750 commercial real estate loan added to nonaccrual status during the third quarter 2008 secured by warehouse and retail properties in central Wisconsin.

Specific reserves for loan losses applicable to these three relationships totaled $800 at December 31, 2008. While we believe that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, we cannot provide assurances that the value will be maintained or that there will be no further losses with respect to these loans. In general, the level of non-performing assets and non-accruals are the direct result of loans secured by 1-4 family residential and commercial real estate properties and is a reflection of the impact the economic conditions have had on customers in the markets we serve.

In view of current economic conditions, credit quality is not expected to see any major signs of improvement through 2009.

Nonaccrual loans noted above include $500 at December 31, 2008 and 2007, and $5,145 at December 31, 2006 to the Impaired Borrower. A specific allowance for loan loss of $4,600 related to this borrower was established in 2006 for the repurchase of loan participations. In February 2007, the Bank bought back certain loan participations of $4,537 related to the Impaired Borrower. Additionally, we bought out the first mortgage on secured properties related to this same borrower of $1,735. With the repurchase of these loans, the total amount of indebtedness related to the Impaired Borrower was approximately $11,400 in February 2007 of which $500 remains as loans at December 31, 2008. The borrower surrendered the properties and collateral involved in the transaction over to the Bank in February 2007 and a loan charge-off of $4,600 was recorded at that time.

The largest asset in other real estate as of December 31, 2008, consists of the commercial and personal properties associated with the Impaired Borrower. The properties and collateral received in the surrender of assets from the Impaired Borrower are valued at estimated resale value. Evaluations are done on a quarterly basis and downward adjustments, if necessary, are recorded in our financial statements. Valuation adjustment write-downs of $273 pretax or $180 on an after-tax basis and $2,353 pretax or $1,465 on an after-tax basis were recorded in 2008 and 2007, respectively. Previous valuations on the properties represented fair value based on appraisals and an accepted offer to purchase which was subject to various contingencies. With the inability of the prospective buyers to satisfy the contingencies, the car dealership was closed in September 2007, and new appraised values were obtained. The current values now represent fair value estimate based on highest and best use of the properties. The financial impact related to the Impaired Borrower totals $4,600 before taxes in 2006 coupled with the write-down of the properties surrendered of $2,353 pretax expense and $273 pretax expense in 2007 and 2008, respectively.

The amount remaining in other real estate related to the Impaired Borrower and classified as nonperforming assets, as impaired loans or other real estate, totaled $2,514 and $2,796 as of December 31, 2008 and 2007, respectively.
Other properties held as other real estate include three 1-4 family residential properties and two nonfarm/nonresidential properties in northern and central Wisconsin.

Table 12:  Forgone Loan Interest
                                      Years Ended December 31,
                                       2008    2007    2006
 Interest income in accordance with
 original terms                        $704    $352    $142
 Interest income recognized            (423)   (150)    (31)
 Reduction in interest income           281     202     111

Investment Securities Portfolio

The investment securities portfolio is intended to provide the Bank with adequate liquidity, flexible asset liability management, and a source of stable income. All securities are classified as available for sale and are carried at market value. Unrealized gains and losses are excluded from earnings, but are reported as other comprehensive income in a separate component of stockholders'
equity, net of income tax.   Premium amortization and discount accretion are
recognized as adjustments to interest income using the interest method. Realized gains or losses on sales are based on the net proceeds and the adjusted carrying value amount of the securities sold using the specific identification method.

Table 13:  Investment Securities Portfolio at Estimated Fair Value

                                         Years Ended December 31,
                                         2008      2007      2006
 U.S. treasury securities and
 obligations of U.S. government
 corporations and agencies                $201      $449      $439
 Mortgage-backed securities             65,073    62,855    56,381
 Obligations of states and political
 Subdivisions                           14,006    17,724    23,115
 Corporate debt securities               1,607     1,372     2,386
 Subtotal                               80,887    82,400    82,321
 Equity securities                         151       151       151
            Totals                     $81,038   $82,551   $82,472

The volume of securities declined slightly at year-end 2008 compared to year-end 2007. The decline in interest rates made yields on investments less attractive. In addition, the general demand for high quality investments caused rates to compress. At year-end 2008 tax exempt securities accounted for 17% of the investment portfolio compared to 21% at year-end 2007. The reduction in obligations of states and political subdivisions represents a planned decline in order to generate more taxable income.

At December 31, 2008, the securities portfolio did not contain securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of stockholders' equity.

A summary of the investment portfolio is shown below:

Table 14:  Investments
 Investment Category                            Rating     12/31/2008       12/31/2007
                                                          Amount    %      Amount    %
US Treasury & Agencies Debt
                                                 AAA        $201   100%      $449   100%
                                                 Total      $201   100%      $449   100%
US Treasury & Agencies Debt
as % of Portfolio                                                    0%               1%

Mortgage-backed securities
                                                 AAA     $63,899   102%   $62,336    99%
                                                 A1          874     1%         0     0%
                                                 A2           25     0%         0     0%
                                                 BA3         275     1%       479     1%
                                                 NR            0     0%        40     0%
                                                 Total   $65,073     4%   $62,855   100%
Mortgage-backed securities
as % of Portfolio                                                   80%              76%

Obligations of States and Political
Subdivisions
                                                 AAA          $0     0%    $5,591    32%
                                                 AA2         237     1%         0     0%
                                                 AA3           0     0%     2,208    12%
                                                 AA3       3,320    19%         0     0%
                                                 A1          331     2%       106     1%
                                                 A2          857     5%       284     2%
                                                 A3          533     3%       524     3%
                                                 BAA1        467     3%         0     0%
                                                 NR        8,261    47%     9,011     0%
                                                 Total   $14,006    79%   $17,724    51%
Obligation of States and Political
Subdivisions as % of Portfolio                                      17%              21%

Corporate Debt Securities
                                                  NR      $1,758   100%    $1,522   100%
                                                  Total   $1,758   100%    $1,522   100%
Corporate Debt Securities as % of Portfolio                          2%               2%

Total Market Value of Securities                         $81,038   100%   $82,551   100%

All credit sensitive sectors in the investment portfolio, which include trust preferred securities and common equity securities, have been under severe credit and liquidity stress which has resulted in distressed prices and the
risk of impairment write-downs.   Included in the investment portfolio is a
mortgage-backed security which is backed by a pool of manufactured housing. The security is rated BA3 and has book and fair values of $437 and $275, respectively, at December 31, 2008. We have the ability and intent to hold the investment until expected recoveries of the fair value, which may be at maturity. As such, we do not consider this investment with unrealized losses to be other-than-temporary impaired as of December 31, 2008. We do recognize that a higher than normal risk for a potential further deterioration in the market prices and credit quality of the security, and conditions may worsen to the extent that untimely and less than full payments or credit losses could occur at some point in the future.

The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or stop the FHLB from paying dividends or redeeming stock without prior approval. The FHLB of Chicago last paid a dividend in the third quarter of 2007. The Bank is a member of the FHLB Chicago. Accounting guidance indicates that an investor in FHLB Chicago capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor's view of FHLB Chicago's long-term performance, which includes factors such as: (1) its operating performance, (2) the severity and duration of declines in the market value of its net assets related to its capital stock amount, (3) its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, (4) the impact of legislation and regulatory changes on FHLB Chicago, and on the members of FHLB Chicago and (5) its liquidity and funding position. After evaluating all of these considerations, we believe the cost of the investment will be recovered. Future evaluations of these factors could result in a different conclusion.

Table 15:  Investment Securities Portfolio Maturity Distribution
                                                    After            After
                                                    One But         Five but
                              Within                Within           Within             After
                             One Year             Five Years       Ten Years          Ten Years            Total
                              Amount   Yield      Amount   Yield     Amount   Yield     Amount   Yield    Amount   Yield
 U.S. treasury securities
 and obligations of U.S.
 government corporations
 and agencies                     $0   0.00%        $201   4.07%         $0   0.00%         $0   0.00%        $201   4.07%
 Mortgage-backed
 securities                    8,671   5.04%      53,898   4.84%      1,605   5.10%        899   5.99%     $65,073   4.89%
 Obligations of states and
 political subdivisions (1)    1,777   4.60%       7,502   4.02%      4,200   4.41%        527   5.50%     $14,006   4.27%
 Corporate debt securities         0   0.00%         307   7.71%          0   0.00%      1,300   4.76%      $1,607   5.32%
      Total carrying value   $10,448   4.96%     $61,908   4.75%     $5,805   4.60%     $2,726   5.31%     $80,887   4.79%

   (1) The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a
       Federal tax rate of 34% and excluding disallowed interest expense.

DEPOSITS

Deposits were $385,675 at December 31, 2008, up 4% or $16,196 from year-end 2007. On average, total deposits increased 1% over 2007. Non-interest bearing demand, savings deposits and time deposits for consumer and business deposits on average increased in 2008 over 2007. Due to the decrease in loan demand and the increase in deposits and long-term borrowings during 2008 the Bank was able to decrease the amount of brokered certificates of deposit.

Table 16: Average Deposits Distribution
                                         2008              2007              2006
                                             % of              % of              % of
                                    Amount   Total    Amount   Total    Amount   Total
 Non-interest bearing demand        $48,003    13%    $44,495    12%    $43,615    13%
 Interest-bearing demand             27,561     8%     27,565     8%     30,077     9%
 Savings deposits                    99,264    27%     96,321    27%     89,457    27%
 Time deposits                      143,059    39%    141,495    39%    147,291    44%
 Brokered certificates of deposit    46,823    13%     50,225    14%     22,516     7%
 Total                             $364,710   100%   $360,101   100%   $332,956   100%

The retail markets we serve are continuously influenced by economic conditions, competitive pressure from other financial institutions, and other out-of-market investment opportunities available to customers. Due to local market competition, we are currently paying higher rates for local deposits than what we would have to pay for wholesale funding. We continue to focus on expanding existing relationships and ensuring that new loan customers have deposit and
loan relationships with us.   Brokered deposits will be utilized to the extent
local deposit growth does not fund the Bank's loan growth. We are aware of the incremental costs associated with brokered deposits and will utilize others sources of funds available to us such as FHLB advances and repurchase agreements if it is more cost advantageous.

Table 17:  Maturity Distribution of Certificates of Deposit of $100,000 or More
                                   December 31, 2008   December 31, 2007
 3 months or less                        $24,848             $29,508
 Over 3 months through 6 months           20,102              16,870
 Over 6 months through 12 months           8,187              20,624
 Over 12 months                           39,654              29,201
Total                                    $92,791             $96,203

OTHER FUNDING SOURCES

Other funding sources, including short-term borrowings, long-term borrowings, and subordinated debentures, were $71,050 at December 31, 2008 compared with $72,085 at December 31, 2007, a decrease of 1% or $1,035. Short-term borrowings consist of federal funds purchased and corporate funds in the form of repurchase agreements. Average 2008 short-term borrowings were $11,753 compared to $17,939 in 2007. Long-term borrowings averaged $51,874 in 2008 or $9,412 above the 2007 level of borrowings. During the past two years we have increased our reliance on long-term borrowings to better match the maturity and sensitivity of assets placed on the books and the favorable interest rates to other wholesale funding alternatives. During 2007, the competitive market for core deposits required us to increase our dependence on wholesale funds.

Table 18:  Short Term Borrowings
                                                   December 31,
                                             2008      2007      2006
 Balance end of year                       $11,311   $15,346   $31,281
 Average amounts outstanding during year   $11,753   $17,939   $21,890
 Maximum month-end amounts outstanding     $13,654   $34,958   $36,166
 Average interest rates on amounts
 outstanding during year                      1.53%     4.31%     4.31%
 Average interest rates on amounts
 outstanding at end of year                   0.70%     1.82%     5.00%

At December 31, 2008, the Bank and Company had available liquidity through excess pre-approved overnight federal funds borrowing lines with corresponding banks, the fed discount window or long-term borrowings agreements, totaling approximately $42 million. Additionally, deposits can be purchased from brokers or other sources to fund asset growth.

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

OFF-BALANCE SHEET OBLIGATIONS

As of December 31, 2008 and 2007, we have the following commitments, which do not appear on our balance sheet:

Table 19: Commitments
                                                          2008      2007
 Commitments to extend credit:
      Fixed rate                                        $26,074   $32,836
      Adjustable rate                                    23,808    28,755
 Standby and irrevocable letters of credit-fixed rate     3,872     4,480
 Credit card commitments                                  4,456     5,054

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

Table 20:  Contractual Obligations
                                                        Payments due by period
                                         Total    < 1 year   1-3 years   3-5 years   > 5 years
 Subordinated debentures                 $10,310        $0          $0          $0    $10,310
 Other long-term borrowings               10,000         0       5,000       5,000          0
 FHLB borrowings                          39,429    13,368      11,561      14,500          0
 Total long-term borrowing obligations   $59,739   $13,368     $16,561     $19,500    $10,310

                                                  December 31,
                                             2008      2007     2006
 Long-term borrowings
 Balance end of year                       $49,429   $46,429   $38,428

 Average amounts outstanding during year   $51,874   $42,462   $35,993
 Maximum month-end amounts outstanding     $52,429   $46,429   $38,428
 Average interest rates on amounts
 outstanding during year                      4.47%     4.74%     4.06%
 Average interest rates on amounts
 outstanding at end of year                   4.16%     4.89%     4.45%

Also, we have liabilities due to directors for services rendered with various payment terms depending on their anticipated retirement date or their election of payout terms following retirement. The total liability at December 31, 2008 for current and retired directors is $867, of which approximately 68% is estimated to have a maturity in excess of five years.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity management refers to the ability to ensure that cash is available in a timely manner to meet loan demand and depositors' needs and to service liabilities as they become due without undue cost or risk. Our Company and Bank have different liquidity considerations.

The primary source of funds for the holding company is dividends, management fee income from the Bank, and proceeds from issuance of shares related to stock options and employee stock purchase plans. The cash is used to provide for payments of dividends to shareholders, purchase of assets, payment of salaries, benefits and other related expenses, and to make interest payments on its debt. No dividends were received from the Bank in 2008 and 2007. As discussed in
Item 1 of this Annual Report on Form 10-K, the Bank is subject to regulation and, among other things, may be limited in its ability to pay dividends or transfer funds to the Company. On February 20, 2009, the holding company sold 10,000 shares of Preferred Stock to the Treasury pursuant to the TARP Plan. As long as the Preferred Stock is outstanding, we may pay dividends on common stock, provided that all accrued and unpaid dividends for all past dividend periods of the Preferred Stock are fully paid. Detailed dividend restrictions on our common stock imposed by the TARP Plan is set forth in the caption "Dividend Policy" in Item 5 of this Annual Report on Form 10-K.

The Bank meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity is derived from the maturity of the investment portfolio, maturing loans, loan payments, deposit growth, other funding sources, and being in a well-capitalized capital position.

Maturing investments can be a source of liquidity at the Bank. Proceeds from maturities totaling $18,668 were received in 2008 while investment purchases totaled $15,892. The level of securities remained stable throughout the year. The weighted average maturity of our investment portfolio was three years and five months as of December 31, 2008.

The scheduled maturity of loans can also provide a source of additional liquidity. The Bank has $113,119, or 31%, of total loans maturing within one year. Factors affecting liquidity relative to loans are loan renewals, loan origination volumes, loan prepayment rates, and maturity of the existing loan portfolio. The Bank's liquidity position is influenced by changes in interest rates, economic conditions, and competition. Conversely, loan demand as a need for liquidity may cause us to acquire other sources of funding which could be more costly than deposits. In the fourth quarter of 2008, loan volume averaged $363,129 compared with $365,879 in the third quarter of 2008 as declining economic conditions and credit quality slowed new business.

Deposit growth is another source of liquidity for the Bank. Deposits provided $16,196 of cash inflow during 2008. The overall average deposit base grew $4,609 or 1% during 2008 due primarily to growth in non-interest bearing demand, savings deposits and time deposits. Affecting liquidity are core deposit growth levels, certificates of deposit maturity structure, and retention and diversification of wholesale funding sources. Deposit outflows would require the Bank to develop alternative funding sources which may not be as liquid and potentially more costly.

Other funding sources for the Bank are in the form of corporate repurchase agreements, federal funds purchased, and long-term borrowing advances. Repurchase agreements with corporate and municipal customers decreased from $15,346 at year-end 2007 to $11,311 at year-end 2008, a decrease of 26%. Due to a decline in interest rates, commercial deposit customers are required to keep higher balances in their non-interest bearing deposit accounts to offset service charges leaving less money to be swept into repurchase agreements. Federal funds are purchased from correspondent banks as needed for liquidity. At year-end 2008 and 2007, the Bank had no amount outstanding under these arrangements. The Bank was selling federal funds of $22,300 at December 31, 2008. Long-term borrowing advances totaled $49,429 and $46,429 at December 31, 2008 and 2007, respectively. These long-term borrowings are used for asset/liability matching purposes and at times, the more favorable interest rates to other wholesale funding alternatives.

The Bank's liquidity resources were sufficient in 2008 to fund the growth in loans and investments, and to meet other cash needs when necessary.

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

In assessing liquidity, historical information such as seasonality, local economic cycles, and the economy in general are considered along with the current ratios and management goals. We believe that in the current economic environment, as consumers take advantage of multiple financial service providers, there will be an increased reliance on wholesale funding sources to meet liquidity needs. In the long-term we believe that loan growth will rise faster than the ability to raise in-market deposits.

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

At year-end 2008, 74% of loans were fixed rate compared with 70% at year-end 2007. As interest rates declined throughout 2008 consumers and commercial customers renegotiated loan terms to take advantage of the lower interest rate environment. As of year-end 2008, 30% of liabilities were variable rate compared to 28% in 2007.

Table 21, Interest Rate Sensitivity Gap Analysis, represents a schedule of assets and liabilities maturing over various time intervals. The table reflects a negative gap position, more rate sensitive liabilities maturing than rate sensitive assets maturing at the six-month time frame. At the 90-day and at the one-year and beyond, there is a positive maturity gap position, more rate sensitive assets than rate sensitive liabilities maturing. We evaluate the cumulative gap position at the one-year and two-year time frames. At those time intervals the cumulative maturity gap was between the guideline of 60% to 120%.

Table 21: Interest Rate Sensitivity Gap Analysis
                                                                   December 31, 2008
                                                0-90      91-180    181-365      1-5     Beyond
                                                Days       Days       Days      Years    5 Years      Total
 Earning Assets:
      Loans                                   $51,422    $42,769    $64,567   $186,744    $18,879   $364,381
      Securities                                1,753      2,228      7,755     61,168      8,134     81,038
      Other earning assets                     22,300          0          0          0          0     22,300
 Total                                        $75,475    $44,997    $72,322   $247,912    $27,013   $467,719
 Cumulative rate sensitive assets             $75,475   $120,472   $192,794   $440,706   $467,719
 Interest-bearing liabilities:
      Interest-bearing deposits (1)           $59,988    $47,079    $47,882   $137,847    $37,185   $329,981
      Borrowings                               13,788      2,522      8,368     36,062          0     60,740
      Subordinated debentures                       0          0          0          0     10,310     10,310
 Total                                        $73,776    $49,601    $56,250   $173,909    $47,495   $401,031
 Cumulative interest sensitive liabilities    $73,776   $123,377   $179,627   $353,536   $401,031
 Interest sensitivity gap                      $1,699    $(4,604)   $16,072    $74,003   $(20,482)
 Cumulative interest sensitivity gap           $1,699    $(2,905)   $13,167    $87,170    $66,688
 Cumulative ratio of rate sensitive assets
 To rate sensitive liabilities                  102.3%      97.6%     107.3%     124.7%     116.6%

(1) The interest rate sensitivity assumptions for savings accounts, money market accounts, and interest-bearing demand deposits accounts are based on the Office of Thrift Supervision tables regarding portfolio retention and interest rate repricing behavior.
Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are included in the 1-5 year category and beyond 5 years category.

In order to limit exposure to interest rate risk, we monitor the liquidity and gap analysis on a monthly basis and adjust pricing, term and product offerings when necessary to stay within our guidelines and maximize effectiveness of asset/liability management.

We also estimate the effect a sudden change in interest rates could have on expected net interest income through income simulation. The simulation is run using the prime rate as the base with the assumption of rates increasing or decreasing 200 basis points. All rates are increased or decreased proportionally to the change in prime rate. The simulation assumes a static mix of assets and liabilities. As a result of the simulation, over a 12-month time period ending December 2008, net interest income is estimated to increase 10.9% if rates increase 200 basis points. In a down 200 basis point rate environment assumption, net interest income is estimated to decrease 15.1 % during the same period. These results are based solely on the modeled changes in the market rates and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve, changes in spreads between key market rates, or changes in consumer or business behavior. These results also do not include any management action to mitigate potential income variances within the modeled process. We realize actual net interest income is largely impacted by the allocation of assets, liabilities and product mix. The simulation results are one indicator of interest rate risk.

Management continually reviews its interest rate risk position through our Asset/Liability Committee process.

CAPITAL

Management believes that a strong capital position is necessary to take advantage of opportunities for current and future needs, to provide depositor and investor confidence, and remain in compliance with current regulatory regulations. Management actively reviews capital strategies for the company and the bank in light of perceived business risks, current and prospective earnings stability, asset growth, liquidity, asset quality, economic conditions in the markets served, level of net income compared to dividends paid out, and cash flow projections. It is management's intent to maintain an optimal capital and leverage mix for growth and for shareholder return.

On October 14, 2008, the Treasury announced details of the TARP plan whereby the Treasury makes direct equity investments into qualifying financial institutions in the form of preferred stock and preferred stock warrants providing an immediate influx of Tier 1 capital into the banking system. Participants must adopt the Treasury's standards for executive compensation and corporate governance for the period during which the treasury holds equity issued under this program.

The Company's articles of incorporation, as approved and amended at a shareholder meeting on January 22, 2009, authorized the issuance of 50,000 shares of no par value preferred stock. In February 2009, under the TARP plan, the company issued 10,000 shares of preferred stock (with a liquidation preference of $1,000 per share) and 500 warrants to purchase Warrant Preferred Stock, which were exercised immediately by the Treasury. Amounts recorded for Preferred Stock and Warrant Preferred Stock were estimated based on an allocation of the total proceeds from the issuance on the relative fair values of both instruments. Fair value of the Preferred Stock was determined based on assumptions regarding the discount rate (market rate) on the preferred stock (estimated at 12%). Fair value of the Warrant Preferred Stock is based on the value of the underlying Preferred Stock based on the Treasury's intent to immediately exercise the warrants. The allocation of the proceeds received resulted in the recording of a discount on the Preferred Stock and a premium on the Warrant Preferred Stock, which will be amortized on an effective yield basis over a five-year term. The allocated carrying value of the Preferred Stock and Warrant Preferred Stock on the date of issuance (based on their relative fair values) was $9,442 and $558, respectively. Cumulative dividends on the Preferred Stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share. The Company is prohibited from paying any dividend with respect to shares of common stock unless all accrued and unpaid dividends are paid in full on the Preferred Stock for all past dividend periods. The Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Preferred Stock. The Preferred Stock may be redeemed at any time with regulatory approval. The Treasury may also transfer the Preferred Stock to a third party at any time. In 2009, all $10,000 Of the TARP Plan will qualify as Tier 1 Capital for regulatory purposes at the holding company.

In October 2007, the Company announced that the 2007 fourth quarter dividend to shareholders would be foregone. Based on revised factors including but not limited to a reduction in fourth quarter assets, the Company announced in January 2008 that a $.22 per share dividend would be paid in the first quarter of 2008. As of December 31, 2008, 2007, and 2006, the holding company and Bank Tier 1 risk-based capital ratios, total risk-based capital ratios and Tier 1 leverage ratios were in excess of regulatory requirements.

Table 22:  Capital
 HOLDING COMPANY                         At December 31,
                                    2008      2007      2006     Minimum
 Total Stockholders' Equity       $35,805   $34,571   $34,133
 Tier 1 Capital                    45,207    44,491    44,385
 Total Regulatory Capital          49,749    48,665    48,911
 Tier 1 to average assets             9.5%      9.4%      9.6%      5.0%
 Tier 1 risk-based capital ratio     12.1%     12.2%     12.4%      4.0%
 Total risk-based capital ratio      13.3%     13.3%     13.7%      8.0%

 BANK                                    At December 31,
                                    2008      2007      2006      Minimum
 Total Stockholders' Equity       $39,849   $37,295   $35,408
 Tier 1 Capital                    39,251    37,215    35,660
 Total Regulatory Capital          43,793    41,389    40,138
 Tier 1 to average assets             8.3%      7.9%      7.8%      5.0%
 Tier 1 risk-based capital ratio     10.6%     10.3%     10.1%      6.0%
 Total risk-based capital ratio      11.9%     11.5%     11.3%     10.0%

Stockholders' equity at December 31, 2008 was $35,805, an increase of $1,234 from the year-end 2007 value of $34,571. The increase in stockholders' equity in 2008 and 2007 was primarily attributable to improvement in the market value of securities which grew by $813 and $332, respectively. Cash dividends in 2008 totaled $904 or $.55 per share, down $.11 from 2007.
Stockholders' equity at year-end 2008 included $598 of accumulated other comprehensive income related to unrealized gains on securities available for sale, net of the tax effect, compared to losses of $215 in 2007 and $547 in 2006.

SELECTED QUARTERLY FINANCIAL DATA

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2008, 2007 and 2006:

Table 23:  Selected Quarterly Financial Data
                                                  2008 Quarter Ended
                                           December September   June    March
 Interest income                            $7,159    $7,356   $7,479   $7,738
 Interest expense                            3,112     3,218    3,304    3,663
 Provision for loan losses                     935       630      705      930
 Income before provision for income taxes      107       349      690      105
 Net income                                     48       291      500      403
 Basic and diluted earnings per share        $0.03     $0.18    $0.30    $0.25

                                                    2007 Quarter Ended
                                           December September   June    March
 Interest income                            $8,104    $8,275   $7,966   $7,799
 Interest expense                            4,088     4,304    4,171    4,001
 Provision for loan losses                     690       150      150      150
 Income before provision for income taxes      580      (764)     320    1,027
 Net income                                    451      (365)     296      736
 Basic and diluted earnings per share        $0.27    $(0.22)   $0.18    $0.45

                                            2006 Quarter Ended
                                           December September   June     March
 Interest income                            $8,004    $7,744   $7,162   $6,709
 Interest expense                            3,971     3,831    3,323    2,927
 Provision for loan losses                   4,750       133      125      125
 Income before provision for income taxes   (3,196)    1,360    1,461    1,511
 Net income                                 (1,828)      922      985    1,016
 Basic earnings per share                   $(1.10)    $0.56    $0.60    $0.61
 Diluted earnings per share                 $(1.11)    $0.56    $0.60    $0.61

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

Report of Independent Registered
Public Accounting Firm


Board of Directors and Stockholders
Mid-Wisconsin Financial Services, Inc.
Medford, Wisconsin


We have audited the accompanying consolidated balance sheets of Mid-Wisconsin Financial Services, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Wisconsin Financial Services, Inc. and Subsidiary at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States.


WIPFLI LLP
Wipfli LLP


February 20, 2009
Green Bay, Wisconsin

        MID-WISCONSIN FINANCIAL SERVICES, INC. AND SUBSIDIARY

                             Consolidated Balance Sheets
                              December 31, 2008 and 2007
                              ($000's except share data)
                                                                           2008       2007
 ASSETS
 Cash and due from banks                                                  $9,605    $15,371
 Interest-bearing deposits in other financial institutions                    20         33
 Federal funds sold                                                       22,300      3,180
 Securities available for sale - at fair value                            81,038     82,551
 Loans held for sale                                                         484      1,168
 Loans, net of unamortized loan fees of ($86 in 2008 and $79 in 2007)    364,381    357,988
 Less: Allowance for loan losses                                          (4,542)    (4,174)
 Net loans                                                               359,839    353,814
 Accrued interest receivable                                               1,986      2,474
 Premises and equipment, net                                               8,965      9,578
 Goodwill                                                                      0        295
 Other investments - at cost                                               2,616      2,616
 Other assets                                                              9,128      9,279
 TOTAL ASSETS                                                           $495,981   $480,359

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Non-interest-bearing deposits                                           $55,694    $47,131
 Interest-bearing deposits                                               329,981    322,348
   Total deposits                                                        385,675    369,479

 Short-term borrowings                                                    11,311     15,346
 Long-term borrowings                                                     49,429     46,429
 Subordinated debentures                                                  10,310     10,310
 Accrued interest payable                                                  1,718      2,691
 Accrued expenses and other liabilities                                    1,733      1,533
   Total Liabilities                                                     460,176    445,788

 Stockholders' equity:
   Common stock - Par value $.10 per share:
    Authorized - 6,000,000 shares
    Issued and outstanding -  1,643,985 shares in 2008 and
    1,641,799 shares in 2007                                                 164        164
   Additional paid-in capital                                             11,804     11,721
   Retained earnings                                                      23,239     22,901
   Accumulated other comprehensive income (loss)                             598       (215)
   Total Stockholders' Equity                                             35,805     34,571
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $495,981   $480,359

 The accompanying notes are an integral part of the Consolidated Financial Statements.

        MID-WISCONSIN FINANCIAL SERVICES, INC AND SUBSIDIARY

                      Consolidated Statements of Income
                Years Ended December 31, 2008, 2007, and 2006
                          ($000's except share data)
                                                          2008      2007     2006
 INTEREST AND DIVIDEND INCOME:
    Loans, including fees                               $25,718   $28,103   $25,758
    Securities:
      Taxable                                             3,174     2,859     2,501
      Tax-exempt                                            596       826       906
    Other                                                   244       356       454
         Total interest and dividend income              29,732    32,144    29,619

INTEREST EXPENSE:
    Deposits                                             10,138    13,163    11,033
    Short-term borrowings                                   180       773       945
    Long-term borrowings                                  2,365     2,014     1,460
    Subordinated debentures                                 614       614       614
         Total interest expense                          13,297    16,564    14,052

 Net interest income                                     16,435    15,580    15,567
 Provision for loan losses                                3,200     1,140     5,133
 Net interest income after provision for loan losses     13,235    14,440    10,434

NONINTEREST INCOME:
    Service fees                                          1,412     1,352     1,111
    Trust service fees                                    1,114     1,218       917
    Investment product commissions                          249       260       334
    Other operating income                                1,251     1,227     1,086
        Total noninterest income                          4,026     4,057     3,448

NONINTEREST EXPENSES:
    Salaries and employee benefits                        9,068     8,840     7,372
    Occupancy                                             1,996     1,967     1,681
    Data processing and information systems                 748       777       734
    Operation of other real estate                          541     2,527        18
    Legal and professional                                  762       650       445
    Goodwill impairment                                     295         0         0
    Other operating expenses                              2,600     2,573     2,496
        Total noninterest expenses                       16,010    17,334    12,746

 Income before provision for income taxes                 1,251     1,163     1,136
 Provision for income taxes                                   9        45        41
 NET INCOME                                              $1,242    $1,118    $1,095

NET INCOME PER COMMON SHARE:
 Basic earnings per share                                 $0.76     $0.68     $0.67
Diluted earnings per share                                $0.76     $0.68     $0.66

The accompanying notes are an integral part of the Consolidated Financial Statements.

        MID-WISCONSIN FINANCIAL SERVICES, INC. AND SUBSIDIARY

                    Consolidated Statements of Changes in Stockholders' Equity
                          Years Ended December 31, 2008, 2007, and 2006
                                   ($000's except share data)
                                                                        Accumulated
                                                             Additional    Other
                                             Common Stock      Paid-In    Retained     Comprehensive
                                           Shares     Amount   Capital    Earnings      Income (Loss)   Totals
 Balance, January 1, 2006                 1,704,018    $170    $11,565     $26,236          ($598)      $37,373

 Comprehensive income:
 Net income                                                                  1,095                        1,095
 Other comprehensive loss                                                                      51            51
 Total comprehensive income                                                                               1,146

 Repurchase of common stock                 (81,342)     (8)      (552)     (2,368)                      (2,928)
 Proceeds from sale of stock                 16,000       2        574                                      576
 Proceeds from stock benefit plans              998                 34                                       34
 Stock-based compensation                                           30                                       30
 Cash dividends paid, $1.28 per share                                       (2,098)                      (2,098)

 Balance, December 31, 2006               1,639,674     164     11,651      22,865           (547)       34,133

 Comprehensive income:
 Net income                                                                  1,118                        1,118
 Other comprehensive income                                                                   332           332
 Total comprehensive income                                                                               1,450

 Proceeds from stock purchase plans           2,125                 44                                       44
 Stock-based compensation                                           26                                       26
 Cash dividends paid, $.66 per share                                        (1,082)                      (1,082)

 Balance, December 31, 2007               1,641,799     164     11,721      22,901           (215)       34,571

 Comprehensive income:
 Net income                                                                  1,242                        1,242
 Other comprehensive income                                                                   813           813
 Total comprehensive income                                                                               2,055

 Proceeds from stock purchase plans           2,186                 39                                       39
 Stock-based compensation                                           44                                       44
 Cash dividends paid, $.55 per share                                          (904)                        (904)

 Balance, December 31, 2008               1,643,985    $164    $11,804     $23,239           $598        $35,805

 The accompanying notes are an integral part of the Consolidated Financial Statements.

        MID-WISCONSIN FINANCIAL SERVICES, INC. AND SUBSIDIARY

                            Consolidated Statements of Cash Flows
                         Years Ended December 31, 2008, 2007 and 2006
                                           (000'S)
                                                                       2008       2007       2006
 Increase (decrease) in cash and due from banks:
      Cash flows from operating activities:
      Net income                                                      $1,242     $1,118     $1,095
      Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for depreciation and net amortization               1,017        975        864
         Provision for loan losses                                     3,200      1,140      5,133
         Provision for valuation allowance-other real estate             273      2,343          0
         Provision (benefit) for deferred income taxes                    (8)       546     (2,009)
         (Gain) Loss on premises and equipment disposals                   3         (2)        10
         Loss on sale of foreclosed real estate                           11        106         23
         Stock-based compensation                                         44         26         30
         Goodwill impairment                                             295          0          0
         Changes in operating assets and liabilities:
              Loans held for sale                                        684       (952)       103
              Other assets                                               432       (297)      (631)
              Other liabilities                                         (773)       (22)       736
 Net cash provided by operating activities                             6,420      4,981      5,354

      Cash flows from investing activities:
         Net (increase) decrease in interest-bearing deposits
         in other financial institutions                                  13        (11)        (2)
         Net (increase) decrease in federal funds sold               (19,120)    (2,811)     8,765
         Securities available for sale:
              Proceeds from maturities                                18,668     18,242     19,237
              Payment for purchases                                  (15,892)   (17,792)   (24,786)
         Federal Home Loan stock redemption                                0          0        356
         Net increase in loans                                       (10,120)   (16,822)   (41,223)
         Capital expenditures                                           (438)    (1,251)    (1,197)
         Proceeds from sale of premises and equipment                      0         11          0
         Proceeds from sale of other real estate                         407        459         16
 Net cash used in investing activities                               (26,482)   (19,975)   (38,834)

        MID-WISCONSIN FINANCIAL SERVICES, INC. AND SUBSIDIARY

              Consolidated Statements of Cash Flows
           Years Ended December 31, 2008, 2007 and 2006
                             ($000'S)
                                                        2008       2007       2006
  Cash flows from financing activities:
    Net increase in deposits                          $16,196    $27,226    $29,600
    Net increase (decrease) in short-term borrowings   (4,035)   (15,935)    11,737
    Proceeds from issuance of long-term borrowings     15,500     20,501     25,428
    Principal payments on long-term borrowings        (12,500)   (12,500)   (31,000)
    Payment for repurchase of common stock                  0          0     (2,928)
    Issuance of common stock                                0          0        576
    Proceeds from stock benefit plans                      39         44         34
    Cash dividends paid                                  (904)    (1,082)    (2,098)
 Net cash provided by financing activities             14,296     18,254     31,349

 Net increase (decrease) in cash and due from banks    (5,766)     3,260     (2,131)
 Cash and due from banks at beginning                  15,371     12,111     14,242
 Cash and due from banks at end                        $9,605    $15,371    $12,111
 SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the year for:
 Interest                                             $14,270    $16,053    $13,592
 Income taxes                                             710        100      1,923
 NONCASH INVESTING AND FINANCING ACTIVITIES:
 Loans transferred to other real estate                  $895     $5,258       $169
 Loans charged-off                                      3,040      5,198        112
 Loans made in connection with the sale
   of other real estate                                     0        128          0

        MID-WISCONSIN FINANCIAL SERVICES, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

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

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

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

LOANS HELD FOR SALE
Loans held for sale consist of the current origination of certain fixed rate mortgage loans and are recorded at the lower of aggregate cost or fair value. A gain or loss is recognized at the time of the sale reflecting the present value of the difference between the contractual interest rate of the loans sold and the yield to the investor. All loans held for sale at December 31, 2008 and 2007, have a forward sale commitment from an investor. Mortgage servicing rights are not retained.

LOANS
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs generally are reported at their outstanding unpaid principal balances adjusted for charge-offs the allowance for loan losses, and any deferred fees or costs on originated loans. Interest on loans is accrued and credited to income based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is established through a provision for loan losses charged to expense as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

Management periodically evaluates the adequacy of the allowance using the Company's past loan loss experience, known and inherent risks in the portfolio, composition of the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current economic conditions, and other relevant factors. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change. The Company has an internal risk and evaluation process that continuously reviews loan quality. The results of its analysis are reported to executive management and the Board of Directors. Such reviews also assist management in establishing the level of the allowance.

The allowance for loan losses includes specific allowances related to loans which have been judged to be impaired under current accounting standards. A loan is impaired when, based on current information, it is probable the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. Management has determined that commercial, financial, and agricultural loans and commercial real estate loans that have a nonaccrual status or have had their terms restructured meet this definition. Losses on large groups of homogeneous loans, such as mortgage and consumer loans and leases, are primarily evaluated using historical loss rates. Specific allowances for impaired loans are based on an evaluation of the customers' cash flow ability to repay or the fair value of the collateral if the loan is collateral dependent.

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

OTHER REAL ESTATE (ORE)
Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Other real estate is included in other assets. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell. Rental income from properties is included in other income. Property expenses which include carrying costs related to foreclosed real estate, changes in the valuation allowance and losses (gains) on sale of foreclosed real estate are classified as operation of other real estate within noninterest expense.

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

GOODWILL AND PURCHASED INTANGIBLES
The excess of cost over the net assets acquired (goodwill) from a bank acquisition is tested for impairment annually in the fourth quarter. The results of goodwill impairment testing in 2008 indicated that there was impairment of goodwill as the carrying value of the reporting unit's goodwill exceeded its implied fair value. During the fourth quarter 2008 the Company recorded a $295 non-cash impairment charge to income for goodwill. The Company no longer has goodwill on its balance sheet as of December 31, 2008. No impairment expense for goodwill was recognized in 2007 or 2006.

FEDERAL HOME LOAN BANK (FHLB) STOCK
As a member of the Federal Home Loan Bank system, the Company is required to hold stock in the FHLB based on the outstanding amount of FHLB borrowings.
This stock is substantially restricted. The FHLB of Chicago is under regulatory requirements which require approval of dividend restrictions and stock redemptions. No dividends were received in 2008 or the fourth quarter of 2007. The stock is evaluated for impairment on an annual basis. However, the stock is viewed as a long-term investment therefore, its value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. FHLB stock is included in the balance sheet caption "Other investments-at cost" and totals $2,306 at December 31, 2008 and 2007.

INCOME TAXES
Deferred tax assets and liabilities have been determined using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the current enacted tax rates which will be in effect when these differences are expected to reverse. Provision (credit) for deferred taxes is the result of changes in the deferred tax assets and liabilities. The Company may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements. Interest and penalties related to unrecognized tax benefits are classified as income taxes.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

RATE LOCK COMMITMENTS
The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The mortgage loans are sold to the secondary market shortly after the loan is closed. The fair value of the mortgage loans is immaterial to the financial statements.
<PAGES>

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

The Company's rate lock commitments were $11,353 and $4,758 at December 31, 2008 and 2007, respectively.

SEGMENT INFORMATION
The Company, through a branch network of its banking subsidiary, provides a full range of consumer and commercial banking services to individuals, businesses, and farms in north central Wisconsin. These services include demand, time, and savings deposits; safe deposit services; credit cards; notary services; night depository; money orders, traveler's checks; cashier's checks; savings bonds; secured and unsecured consumer, commercial, and real estate loans; ATM processing; cash management; merchant capture; online banking; and trust and financial planning.

While the Company's management monitors the revenue streams of various Company products and services, operations are managed and financial performance is evaluated on a companywide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

ADVERTISING COSTS
Advertising costs are expensed as incurred.

COMPREHENSIVE INCOME (LOSS)
Comprehensive income consists of net income and other comprehensive income
(loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, net of tax, which are recognized as a separate component of equity, and accumulated other comprehensive income
(loss).

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

NEW ACCOUNTING PRONOUNCEMENTS
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The statement changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS No. 161, entities will be required to provide enhanced disclosures about: 1) how and why an entity used derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company believes the adoption of this statement will not have a significant effect on the financial statements of the Company.

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141R, BUSINESS COMBINATIONS. This statement establishes principles and requirements for the acquirer in a business combination to recognize and measure identifiable assets acquired and liabilities assumed; to recognize and measure goodwill acquired or gain from a bargain purchase; and to determine what information to disclose in the financial statements. SFAS No. 141R is effective for business combinations for which the acquisition date determined in accordance with this Statement is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the adoption of this statement will not have a significant effect on the financial statements of the Company.

NOTE 2- EARNINGS PER SHARE

The following presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars and shares in thousands except per share data):

                                                  Year Ended December 31, 2008
                                                              Weighted
                                                               Average        Per
                                                 Income         Shares       Share
                                               (Numerator)   (Denominator)   Amount
Basic earnings per share:
       Income available to common shareholders    $1,242          1,643       $0.76

Effect of dilutive securities:
       Stock options                                   0              0

 Diluted earnings per share:
       Income available to common shareholders    $1,242          1,643       $0.76

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

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

NOTE 3- CASH AND DUE FROM BANKS

Cash and due from banks in the amount of $226 and $153 was restricted at December 31, 2008 and 2007, respectively, to meet the reserve requirements of the Federal Reserve System.

In the normal course of business, the Bank maintains cash and due from bank balances with correspondent banks. Effective December 5, 2008, accounts at each institution are insured in full by the Federal Deposit Insurance Corporation Transaction Guarantee Program until December 31, 2009 upon which time the insurance is expected to revert back to $100. In 2007, accounts at each institution were insured by the Federal Deposit Insurance Corporation up to $100. Total uninsured balances at December 31, 2007 were approximately $392. Federal funds sold invested in other institutions are not insured.

NOTE 4- SECURITIES

The amortized cost, fair value, and gross unrealized gains and losses for the Company's securities available for sale follow:


                                                    Gross       Gross
                                     Amortized   Unrealized   Unrealized    Fair
                                        Cost        Gains       Losses     Value
 December 31, 2008

 U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies              $200          $1          $0        $201
 Mortgage-backed securities            64,421       1,162         510      65,073
 Obligations of states and
  political subdivisions               13,693         318           5      14,006
 Corporate debt securities              1,675           0          68       1,607

 Total debt securities                 79,989       1,481         583      80,887
 Equity securities                        151           0           0         151

 Totals                               $80,140      $1,481        $583     $81,038

 December 31, 2007

 U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies              $450          $0          $1        $449
 Mortgage-backed securities            63,358         211         714      62,855
 Obligations of states and
  political subdivisions               17,550         185          11      17,724
 Corporate debt securities              1,375           0           3       1,372

 Total debt securities                 82,733         396         729      82,400
 Equity securities                        151           0           0         151

 Totals                               $82,884        $396        $729     $82,551

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

The amortized cost and fair value of debt securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in estimated fair value.

                                                 Amortized     Fair
 Debt Securities Available for Sale                 Cost       Value
 Due in one year or less                           $1,961      $1,977
 Due after one year through five years              7,704       7,810
 Due after five years through ten years             4,076       4,200
 Due after ten years through fifteen years          1,827       1,827
 Mortgage-backed securities                        64,421      65,073

 Total debt securities available for sale         $79,989     $80,887

There were no sales of securities during 2008, 2007 and 2006.

Securities with a carrying value of $47,794 and $47,361 at December 31, 2008 and 2007, respectively, were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

The following tables show investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31:

                                       Less Than 12 Months    12 Months Or More        Total
                                        Fair    Unrealized    Fair    Unrealized    Fair   Unrealized
 Description Of Securities              Value     Losses      Value     Losses      Value    Losses
2008
 U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                $0         $0         $0         $0         $0        $0
 Mortgage-backed securities               159          2      9,420        508      9,579       510
 Corporate securities                       0          0        282         68        282        68
 Obligations of states and
  political subdivisions                  494          5          0          0        494         5
Total temporarily impaired
  Securities                             $653         $7     $9,702       $576    $10,355      $583

2007
 U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                $0         $0       $449         $1       $449        $1
 Mortgage-backed securities             4,141         39     32,298        675     36,439       714
 Corporate securities                     346          3          0          0        346         3
 Obligations of states and
  political subdivisions                    0          0      1,593         11      1,593        11
 Total temporarily impaired
  securities                           $4,487        $42    $34,340       $687    $38,827      $729

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

At December 31, 2008, 40 debt securities have unrealized losses with aggregate depreciation of 5.62% from the Company's amortized cost. These unrealized losses relate principally to the increase in interest rates and are not due to changes in the financial condition of the issuer. In analyzing an issuer's financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts' reports, and the length of time that a decline has occurred.

NOTE 5- LOANS

The composition of loans at December 31 is as follows:

                       2008       2007
 Commercial          $39,047    $39,892
 Agricultural         43,345     40,804
 Real estate:
   Construction       45,665     45,959
   Commercial        127,209    114,028
   Residential       100,311    107,239
 Installment           8,804     10,066

 Total loans        $364,381   $357,988

Commercial and agricultural loans and commercial mortgages are evaluated for the adequacy of repayment sources at the time of loan approval and are regularly reviewed for possible deterioration in the ability of the borrower to repay the loan.

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

The Company's loans are concentrated predominantly in central and northern Wisconsin. At December 31, 2008, the Company's loan portfolio contained concentrations to borrowers in the dairy industry (9.30% of total loans) and for the multi-unit residential rental industry (7.9% of total loans). Concentrations consist of groups of customers engaged in similar activities and have similar economic characteristics.

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

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

                                      2008       2007
 Loans outstanding, January 1        $4,036     $1,062
 New loans                            1,226      3,577
 Repayments                          (1,830)      (603)
 Loans outstanding, December 31      $3,432     $4,036

NOTE 6- ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31 follows:

                                             2008      2007     2006
 Balance, January 1                         $4,174    $8,184   $3,028
 Provision charged to operating expense      3,200     1,140    5,133
 Recoveries on loans                           208        48      135
 Loans charged-off                          (3,040)   (5,198)    (112)

 Balance, December 31                       $4,542    $4,174   $8,184

The aggregate amount of nonaccrual loans was $8,949 and $6,261 at December 31, 2008 and 2007, respectively. Nonaccrual loans are generally those that are contractually past due 90 days or more as to interest or principal payments. If nonaccrual loans had been current, approximately $612, $323, and $295 of interest income would have been recognized for the years ended December 31, 2008, 2007, and 2006, respectively.

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

An analysis of impaired loans at December 31 follows:

                                                   2008     2007
 Impaired loans with a valuation allowance        $4,044   $5,291
 Impaired loans without a valuation allowance      3,032      757
 Total impaired loans                              7,076    6,048
 Less - specific allowance for loan losses           800      961
 Net investment in impaired loans                 $6,276   $5,087

                                                   2008     2007     2006

 Average recorded investment                      $5,985   $2,420   $1,020
 Interest income recognized                         $704     $352     $142
 Interest income recognized using cash basis        $423     $150      $31

Impaired loans described above include $460 and $500 at December 31, 2008, and 2007, respectively, in loans to a former car dealership and its owners ("Impaired Borrower"). At December 31, 2006, a specific allowance for loan loss of $4,600 related to the Impaired Borrower was established and contemplated for the 2007 repurchase of $6,268 in loan participations. During 2007, the Impaired Borrower surrendered the properties and collateral involved in the transaction over to the Bank and a loan charge-off of $4,600 was recorded. See also Note 8 - Other Real Estate.

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

                                      2008     2007
 Land and improvements               $2,039   $2,018
 Buildings                            9,086    8,925
 Furniture and equipment              7,082    7,054
 Total cost                          18,207   17,997
 Less - Accumulated depreciation      9,242    8,419
 Premises and equipment, net         $8,965   $9,578

Depreciation and amortization charged to operating expense totaled $1,048 in 2008, $992 in 2007, and $864 in 2006.

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

The Bank leases certain of its facilities and equipment. Rent expense under such operating leases was $174, $156, and $92 in 2008, 2007, and 2006, respectively. The future minimum lease payments that have initial or remaining noncancellable lease terms in excess of one year are $115 for 2009 and 2010, $85 for 2011, $49 for 2012, and $46 for 2013, respectively.

NOTE 8- OTHER REAL ESTATE

Other real estate, which is included in Other Assets on the balance sheet, consists of the following as of December 31:

                                                     2008      2007
 Beginning balance                                  $2,352      $130
 Transfer of loans at net realizable value to ORE      895     5,258
 Sales/lease proceeds, net                            (407)     (459)
 Loans made in sale of ORE                               0      (128)
 Net loss from sale of ORE                             (11)     (106)
 Provision charged to operations-net                  (273)   (2,343)
 Total net other real estate                        $2,556    $2,352

An analysis of the valuation allowance for losses on other real estate for the years ended December 31 follows:

                                          2008     2007
 Balance, January 1                      $2,343       $0
 Provision charged to operations-gross      273    2,443
 Amounts related to ORE disposed of           0     (100)
 Balance, December 31                    $2,616   $2,343

The properties of the Impaired Borrower described in Note 6 are the largest assets in other real estate as of December 31, 2008. The amount remaining as nonperforming assets, included in ORE or nonaccrual loans, related to the Impaired Borrower totaled $2,514 and $2,796 at December 31, 2008 and 2007, respectively.

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

NOTE 9- INTEREST-BEARING DEPOSITS

The composition of interest-bearing deposits for the years ended December 31 follows:

                                       2008       2007
 Interest-bearing demand deposits    $37,856    $27,845
 Money market deposits                81,265     83,729
 Other savings deposits               21,508     21,047
 Ira and retirement accounts          33,506     32,943
 Brokered deposits                    49,283     49,844
 Certificates of deposit             106,525    106,940
 Total interest-bearing deposits    $329,943   $322,348

Deposits from the Company's directors, executive officers, and affiliated companies in which they are principal owners totaled $3,458 and $4,887 at December 31, 2008 and 2007, respectively.

Interest-bearing deposits include approximately $92,791 of deposits in denominations of $100 or greater at December 31, 2008. The scheduled maturities for IRA retirement accounts, brokered deposits, and certificates of deposit at December 31, 2008, follow:

 3 months or less                                     $50,249
 Over 3 months, less than or equal to 6 months         38,297
 Over 6 months, less than or equal to 12 months        32,353
    2009                                              120,899
    2010                                               25,975
    2011                                               22,925
    2012                                               14,992
    2013 and thereafter                                 4,523
 Total                                               $189,314

NOTE 10- SHORT-TERM BORROWINGS

Short-term borrowings consisted of $11,311 and $15,346 of securities sold under repurchase agreements at December 31, 2008 and 2007, respectively.

The Company pledges U.S. agency securities available for sale as collateral for repurchase agreements and other public deposits. The fair value of pledged securities totaled $18,224 and $20,184 at December 31, 2008 and 2007, respectively.

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended December 31:

                                         2008      2007      2006
 Weighted average rate at December 31     0.70%     1.82%     5.00%

 For the year:
   Highest month-end balance           $13,654   $34,958   $36,166
   Daily average balance                11,753    17,939    21,890
   Weighted average rate                  1.53%     4.31%     4.31%

NOTE 11- LONG-TERM BORROWINGS

Long-term borrowings, which include advances from the Federal Home Loan Bank, consist of the following at December 31:

                                                           2008       2007
 3.67% to 5.51% fixed rate, interest payable monthly
 with principal due during 2008                               $0    $12,500

 3.87% to 5.31% fixed rate, interest payable monthly
 with principal due during 2009                           13,368     13,368

 4.74% to 5.37% fixed rate, interest payable monthly
 with principal due during 2010                            5,061      5,061

 3.79% to 4.22% fixed rate, interest payable monthly
 with principal due during 2011                            6,500          0

 3.62% to 5.12% fixed rate, interest payable monthly
 with principal due during 2012, callable 2009            12,500     10,500

 3.90% fixed rate, interest payable monthly
 with principal due during 2013                            2,000          0

 Quarterly interest payable reset to LIBOR currently
 at 1.525%, with principal due 2014, callable 2009         5,000      5,000

 3.69% fixed rate, interest payable quarterly
 with principal due 2015, callable 2013                    5,000          0

 Totals                                                  $49,429    $46,429

FHLB advances of $39,429 and $41,429 at December 31, 2008 and 2007, respectively, are secured by FHLB stock, a comprehensive listing of one-to-four-family real estate loans, multi-family mortgage loans, municipal bonds, and mortgage-backed securities totaling approximately $62,169 and $73,630 at December 31, 2008 and 2007, respectively. Other borrowings of $10,000 and $5,000 at December 31, 2008 and 2007, respectively, are secured by investment securities totaling $12,436 and $6,731 at December 31, 2008 and 2007, respectively.

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

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

NOTE 13- INCOME TAXES

The components of the income tax provision for the years ended December 31 are as follows:

                                        2008      2007       2006
 Current income tax expense (benefit):
   Federal                               $17     ($501)     $1,697
   State                                   0         0         353
     Total current                        17      (501)      2,050

 Deferred income tax expense (benefit):
   Federal                                (4)      642      (1,607)
   State                                  (4)      (96)       (402)
     Total deferred                       (8)      546      (2,009)

 Total provision for income taxes         $9       $45         $41

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                   2008                 2007                2006
                                        Percent              Percent              Percent
                                       of Pretax            of Pretax            of Pretax
                             Amount     Income    Amount     Income    Amount     Income
 Tax expense at
  statutory rate              $425       34.0%     $395       34.0%     $386       34.0%
 Increase (decrease) in
  taxes resulting from:
   Tax-exempt interest        (246)     (19.7)     (266)     (22.9)     (281)     (24.7)
   Federal tax refund         (221)     (17.7)        0        0.0         0        0.0
   State income taxes          (26)      (2.1)      (63)      (5.4)      (32)      (2.8)
   Bank-owned life
     insurance                 (39)      (3.2)      (38)      (3.3)      (37)      (3.3)
   Goodwill                    100        8.0         0        0.0         0        0.0
   Other                        16        1.3        17        1.5         5        0.4

 Provision for income taxes     $9        0.7%      $45        3.9%      $41        3.6%

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of the net deferred taxes as of December 31 are as follows:

                                                         2008     2007
 Deferred tax assets:
   Allowance for loan losses                            $1,247   $1,228
   Valuation allowance for other real estate             1,030      922
   Deferred compensation                                   394      419
   State net operating losses                              350      321
   Purchased deposit intangible                            214      272
   Unrealized loss on securities available for sale          0      118

 Totals                                                  3,235    3,280
 Less - Valuation allowance                                148      140

   Total deferred tax assets                             3,087    3,140

 Deferred tax liabilities:
   Premises and equipment                                  167      134
   FHLB stock                                              215      215
   Prepaid expense and other                                82       58
   Unrealized gain on securities                           300        0

   Total deferred tax liabilities                          764      407

 Net deferred tax asset                                 $2,323   $2,733

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

Both the Company and the Bank pay state income taxes on their individual net earnings. At December 31, 2008, tax net operating losses at the Company of approximately $6,232 existed to offset future state taxable income. These net operating losses will begin to expire in 2009. The valuation allowance has been recognized to adjust deferred tax assets to the amount of tax net operating losses are expected to be realized. If realized, the tax benefit for this item will reduce current tax expense for that period.

NOTE 14- SELF-FUNDED INSURANCE

The Company participates in a self-funded health care plan which provides medical benefits to employees, retirees, and their dependents. This health care cost is expensed as incurred. The health care expense is based upon actual claims paid, reinsurance premiums, administration fees, and unpaid claims at year-end. The Company purchases reinsurance to cover catastrophic individual claims over $30. Health care expense for 2008, 2007, and 2006 was $1,025, $850, and $385, respectively.

A liability of $133 was established for claims outstanding under the self-funded health care plan at December 31, 2008. Management believes this liability is sufficient to cover estimated claims including claims incurred but not yet reported.

Effective January 1, 2009, the Company moved to a fully insured HMO health insurance plan.

NOTE 15- RETIREMENT PLANS

The Company sponsors a defined contribution plan referred to as the Profit Sharing and 401(k) Plan. The plan consists of a fixed contribution and a discretionary matching contribution by the Company. In 2008, the Company made the fixed contribution of 5% of eligible employees' annual pay. However, the Company did not make a discretionary matching contribution in 2008. In 2007 and 2006, the Company made the fixed contribution to the plan of 5% of eligible employees' annual pay and matched 100% of participants' contributions to the plan up to 5%. Total expense associated with the plan was $274, $533, and $489 for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company has a nonqualified deferred directors' fee compensation plan which permits directors to defer all or a portion of their compensation into a stock equivalent account or a cash account. The benefits are payable after a director's resignation from the Board of the Company in a lump-sum or in installments over a period not in excess of five years. Included in other liabilities is the estimated present value of future payments of $867 and $980 at December 31, 2008 and 2007, respectively. The expense (benefit) associated with the deferred stock account is impacted by the market price of the Company's stock. Expense (benefit), including directors' fees, associated with this plan was $2, $(18), and $236 in 2008, 2007, and 2006, respectively.

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

NOTE 16- EMPLOYEE STOCK PURCHASE, STOCK OPTION, AND OTHER STOCK PURCHASE PLANS

EMPLOYEE STOCK PURCHASE PLAN
Under the Company's Employee Stock Purchase Plan, the Company is authorized to issue up to 50,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose each year to have up to 5% of their annual gross earnings withheld to purchase the Company's common stock. Stock is purchased quarterly by employees under the plan. The purchase price of the stock is 95% of the lower of its market value on the first payroll date of the quarterly offering period or the market price on the close of business on the day before the last quarterly payroll date. There were 2,186 shares purchased in 2008. Approximately 36% of eligible employees participated in the plan during 2008. As of December 31, 2008, 42,488 shares of common stock remain reserved for future grants to employees under the Employee Stock Purchase Plan approved by the shareholders.

STOCK OPTION PLAN
Under the terms of an incentive stock option plan, 260,154 shares of unissued common stock are reserved for options to officers and key employees of the Company at prices not less than the fair market value of the shares at the date of the grant. All options granted after January 1, 2006 are nonqualified options and become exercisable over a four-year period following a one-year waiting period from the grant date. These options expire ten years after the grant date.

The fair value of stock options granted in 2008, 2007, and 2006 was estimated at the date of grant using the Black-Scholes methodology. The following assumptions were made in estimating the fair value for options granted for the years ended December 31:

                                          2008      2007      2006
 Dividend yield                           2.16%     3.54%     3.78%
 Risk-free interest rate                  3.20%     4.69%     4.27%
 Weighted average expected life (years)      7         7         7
 Expected volatility                     16.11%    11.43%     9.07%

The weighted average fair value of options at their grant date, using the assumptions shown above, was computed at $2.41 per share for options granted in 2008, $2.08 per share for options granted in 2007, and $2.18 per share for options granted in 2006. Total compensation expense of $44, $26 and $25 was recognized during 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $113 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over the next three years.

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

The following table summarizes information regarding stock options at December 31, 2008:

                            Outstanding Options              Exercisable Options
                                   Weighted
                      Number        Average     Weighted       Number     Weighted
 Range of           Outstanding    Remaining     Average    Exercisable    Average
 Exercise               At        Contractual    Exercise       At         Exercise
 Prices             12/31/2008        Life         Price    12/31/2008       Price
 $21.50 to $36.00      67,174      8.4 years      $28.12       21,612       $32.60

The intrinsic value of all outstanding options and exercisable options as of December 31, 2008, was $0.

For the years ended December 31, 2006, 2007, and 2008, activity in stock options outstanding was as follows:

                                              Weighted
                                               Average
                                    Shares      Price
 December 31, 2005                  15,619      $28.96
 Options granted                    32,958       36.24
 Options exercised                    (994)      28.25
 Options forfeited                    (741)      35.83

 December 31, 2006                  46,842       33.99
 Options granted                     6,500       32.50
 Options exercised                    (233)      30.26
 Options forfeited                  (3,321)      33.84

 December 31, 2007                  49,788       33.82
 Options granted                    34,250       21.50
 Options forfeited                 (16,864)      31.50

 December 31, 2008                  67,174      $28.12

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

The following is a summary of nonvested shares as of December 31, 2008, and changes during the year:

                                                Average
                                   Weighted      Fair
                                    Number       Value
 December 31, 2007                  29,199      $1,034
 Options granted                    34,250         736
 Options vested                     (4,596)       (160)
 Options forfeited                 (13,391)       (432)

 December 31, 2008                  45,462      $1,178

As of December 31, 2008, 192,980 shares of common stock remain reserved for future grants to officers and key employees under the incentive stock option plan approved by the shareholders.

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

Management believes, as of December 31, 2008, that the Company and the Bank meet all capital adequacy requirements.

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)


As of December 31, 2008 and 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since notification that management believes have changed the Bank's category.

The Company's risk-based capital and leverage ratios are as follows:

                                                   Risk-Based Capital Ratios
                                                    As of              As of
                                              December 31, 2008   December 31, 2007
                                                Amount   Ratio     Amount   Ratio
 Tier I capital                                $45,207   12.11%   $44,491   12.18%
 Tier I capital adequacy minimum requirement    14,932    4.00%    14,612    4.00%

 Excess                                        $30,275    8.11%   $29,879    8.18%

 Total capital                                 $49,749   13.33%   $48,665   13.32%
 Total capital adequacy minimum requirement     29,865    8.00%    29,224    8.00%

 Excess                                        $19,884    5.33%   $19,441    5.32%

 Risk-adjusted assets                         $373,312           $365,298

                                                                Leverage Ratios
                                               As of December 31, 2008        As of December 31, 2007
                                                 Amount          Ratio          Amount         Ratio
 Tier I capital to adjusted total assets         $45,207         9.38%          $44,491          9.39%
 Minimum leverage adequacy requirement      $14,453-$24,088   3.00%-5.00%    14,226-23,711    3.00%-5.00%

 Excess                                     $30,754-$21,119   6.38%-4.38%   $30,265-$20,780   6.39%-4.39%

 Adjusted average total assets                  $481,764                        $474,210

The following table presents the risk-based capital ratios for the Bank as of:

                       Tier I     Total      Leverage
 December 31, 2008     10.62%     11.84%       8.21%
 December 31, 2007     10.29%     11.45%       7.91%

Banking subsidiaries are restricted by banking regulations from making dividend payments to shareholders above prescribed amounts and are limited in making loans and advances to the Company. At December 31, 2008, the Bank could have paid approximately $14,200 of additional dividends to the Company without prior regulatory approval. The payment of dividends is subject to the statutes governing state-chartered banks and may be further limited because of the need for the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

The Company has a Dividend Reinvestment Plan which provides shareholders the opportunity to automatically reinvest their cash dividends in shares of the Company's stock. Shares issued under the plan will be either newly issued shares or shares purchased for plan participants in the open market. In accordance with the plan, 150,000 shares of common stock are reserved at December 31, 2008.

NOTE 18- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is shown in the consolidated statements of changes in stockholders' equity. The Company's accumulated other comprehensive income
(loss) is comprised of the unrealized gain or loss on securities available for sale, net of the tax effect. The following table shows the activity in accumulated other comprehensive income (loss):

                                           2008     2007     2006
 Accumulated other comprehensive
   income (loss) at beginning             ($215)   ($547)   ($598)

 Activity:
 Unrealized gain (loss) on securities
   available for sale                     1,231      507       82

 Tax effect                                (418)    (175)     (31)

 Other comprehensive income                 813      332       51

 Accumulated other comprehensive income
   (loss) at end                           $598    ($215)   ($547)

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. These commitments at December 31, 2008 and 2007 are as follows:

                                                            2008      2007
 Commitments to extend credit:
     Fixed rate                                           $26,074   $32,836
     Adjustable rate                                       23,808    28,755

 Standby and irrevocable letters of credit - Fixed rate     3,872     4,480

 Credit card commitments                                    4,456     5,054

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

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

NOTE 20- FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, FAIR VALUE MEASUREMENTS. This statement describes three levels of inputs that may be used to measure fair value (the fair value hierarchy). The level of an asset or liability within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement of that asset or liability.

Following is a brief description of each level of the fair value hierarchy:

Level 1 - Fair value measurement is based on quoted prices for identical assets or liabilities in active markets.

Level 2 - Fair value measurement is based on 1) quoted prices for similar assets or liabilities in active markets; 2) quoted prices for identical or similar assets or liabilities in markets that are not active; or 3) valuation models and methodologies for which all significant assumptions are or can be corroborated by observable market data.

Level 3 - Fair value measurement is based on valuation models and methodologies that incorporate at least one significant assumption that cannot be corroborated by observable market data. Level 3 measurements reflect the Company's estimate about assumptions market participants would use in measuring fair value of the asset or liability.

Some assets and liabilities, such as securities available for sale and impaired loans, are measured at fair values on a recurring basis under accounting principles generally accepted in the United States. Other assets and liabilities, such as loans held for sale, are measured at fair values on a nonrecurring basis.

Following is a description of the valuation methodology used for each asset and liability measured at fair value on a recurring or nonrecurring basis, as well as the classification of the asset or liability within the fair value hierarchy.

SECURITIES AVAILABLE FOR SALE - Securities available for sale may be classified as Level 1, Level 2, or Level 3 measurements within the fair value hierarchy. Level 1 securities include equity securities traded on a national exchange.
The fair value measurement of a Level 1 security is based on the quoted price of the security. Level 2 securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities, and mortgage related securities. The fair value measurement of a Level 2 security is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data. Level 3 securities include trust preferred securities that are not traded in a market. The fair value measurement of a Level 3 security is based on a discounted cash flow model that incorporates assumptions market participants would use to measure the fair value of the security.

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

NOTE 20- FAIR VALUE MEASUREMENTS (CONTINUED)

LOANS HELD FOR SALE - Loans held for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. The fair value measurement of a loan held for sale is based on current secondary market prices for similar loans, which is considered a Level 2 measurement.

LOANS - Loans are not measured at fair value on a recurring basis. However, loans considered to be impaired are measured at fair value on a nonrecurring basis. The fair value measurement of an impaired loan that is collateral dependent is based on the fair value of the underlying collateral. All other impaired loan fair value measurements are based on the present value of expected future cash flows discounted at the applicable effective interest rate. Fair value measurements of underlying collateral that utilize observable market data such as independent appraisals reflecting recent comparable sales are considered Level 2 measurements. Other fair value measurements that incorporate estimated assumptions market participants would use to measure fair value, such as discounted cash flow measurements, are considered Level 3 measurements.

Information regarding the fair value of assets measured at fair value on a recurring basis as of December 31, 2008 follows.

                                                 Recurring Fair Value Measurements Using
                                                      Quoted Prices in
                                                     Active Markets for   Significant Other   Significant
                                 Assets Measured at   Identical Assets       Observable      Unobservable
                                    Fair Value           (Level 1)        Inputs (Level 2)  Inputs (Level 3)
 Securities available for sale        $81,038                $0                $79,086          $1,952
 Impaired loans                        $6,276                $0                     $0          $6,276

The following reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level
3) during the year ending December 31, 2008:

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

NOTE 20- FAIR VALUE MEASUREMENTS (CONTINUED)

                                                                Impaired
                                                    Securities    Loans
Balance at January 1, 2008                            $1,652     $5,087

Total gains or losses (realized/unrealized)
      Included in earnings                                 0     (1,640)
      Included in other comprehensive income               0          0

 Purchases, issuances and settlements                    300     (1,835)

 Transfers in and/or out of level 3                        0      4,664

Balance at December 31, 2008                          $1,952     $6,276

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of December 31, 2008 follows.

                                           Nonrecurring Fair Value Measurements Using
                                            Quoted Prices in
                                           Active Markets for  Significant Other   Significant
                       Assets Measured at   Identical Assets       Observable      Unobservable
                           Fair Value          (Level 1)        Inputs (Level 2)  Inputs (Level 3)
 Loans held for sale           $484                                     $484

The table below summarizes the information required by (SFAS) No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS.

                                     2008                  2007
                              Carrying  Estimated   Carrying  Estimated
                               Amount   Fair Value   Amount   Fair Value
 Financial assets:
   Cash and short-term
     Investments              $31,925     $31,925    $18,584    $18,584
   Securities and other
     Investments               83,654      83,692     85,167     85,167
   Net loans                  360,323     358,716    354,982    356,742
   Accrued interest
     Receivable                 1,986       1,986      2,474      2,474

 Financial liabilities:
   Deposits                   385,675     383,389    369,479    373,882
   Short-term borrowings       11,311      11,311     15,346     15,346
   Long-term borrowings        49,429      50,742     46,429     46,977
   Subordinated debentures     10,310      10,310     10,310     10,310
   Accrued interest payable     1,718       1,718      2,691      2,691

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

NOTE 20- FAIR VALUE MEASUREMENTS (CONTINUED)

The Company estimates fair value of all financial instruments regardless of whether such instruments are measured at fair value. The following methods and assumptions were used by the Company to estimate fair value of financial instruments not previously discussed.

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

SUBORDINATED DEBENTURES - The carrying amount of the debt approximates fair market as the terms are similar to recent issued subordinated debt by similar companies.

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

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

NOTE 20- FAIR VALUE MEASUREMENTS (CONTINUED)

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

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

NOTE 21- CONDENSED FINANCIAL INFORMATION- PARENT COMPANY ONLY

                       Balance Sheets
                 December 31, 2008 and 2007
                                                   2008       2007
 ASSETS
 Cash and due from banks                          $2,570     $4,091
 Investment in bank subsidiary                    39,849     37,295
 Investment in nonbank subsidiary                    310        310
 Securities available for sale - at fair value       100        100
 Premises and equipment                            3,138      3,162
 Other assets                                        423        269

 TOTAL ASSETS                                    $46,390    $45,227

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Subordinated debentures                         $10,310    $10,310
 Accrued interest payable                             27         27
 Accrued expense and other liabilities               248        319

 Total liabilities                                10,585     10,656

 Total stockholders' equity                       35,805     34,571

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $46,390    $45,227

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

NOTE 21- CONDENSED FINANCIAL INFORMATION- PARENT COMPANY ONLY (CONTINUED)

                        Statements of Income
           Years Ended December 31, 2008, 2007, and 2006
                                                 2008     2007     2006
 Income:
   Dividends from subsidiary                        $0       $0     $500
   Interest                                         65      154      259
   Management fee and service fee                  300      365       61
   Rental income                                   145      137      131
   Other                                             3       32       48
     Total income                                  513      688      999

 Expenses:
   Interest on subordinated debentures             614      614      614
   Salaries and benefits                           329      477      330
   Other                                           259      220      430
     Total expenses                              1,202    1,311    1,374

 Income (loss) before credit for income
  taxes and equity in undistributed
  net income of subsidiary                        (689)    (623)    (375)
 Credit for income taxes                          (234)    (212)    (297)

 Income (loss) before equity in undistributed
  net income of subsidiary                        (455)    (411)     (78)
 Equity in undistributed net income
  of subsidiary                                  1,697    1,529    1,173

 NET INCOME                                     $1,242   $1,118   $1,095

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

NOTE 21- CONDENSED FINANCIAL INFORMATION- PARENT COMPANY ONLY (CONTINUED)

                             Statements of Cash Flows
                 Years Ended December 31, 2008, 2007, and 2006
                                                             2008       2007       2006
 Increase (decrease) in cash and due from banks:

   Cash flows from operating activities:
     Net income                                             $1,242     $1,118     $1,095
     Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
      Provision for depreciation                               100        101         99
      Stock-based compensation                                  44         26         30
      Equity in undistributed net income of
       subsidiary                                           (1,697)    (1,529)    (1,173)
      Changes in operating assets and liabilities:
        Other assets                                          (350)       350       (328)
        Other liabilities                                      (71)       (36)        81

   Net cash provided by (used in) operating activities        (732)        30       (196)

   Cash flows from financing activities:
     Capital expenditures                                       76          0        (94)

   Net cash used in investing activities                        76          0        (94)

   Cash flows from financing activities:
     Proceeds from stock benefit plans                          39         44         34
     Issuance of common stock                                    0          0        576
     Payment for repurchase of common stock                      0          0     (2,928)
     Cash dividends paid                                      (904)    (1,082)    (2,098)

   Net cash provided by (used in) financing
   activities                                                 (865)    (1,038)    (4,416)

 Net increase (decrease) in cash and due from banks         (1,521)    (1,008)    (4,706)
 Cash and due from banks at beginning                        4,091      5,099      9,805

 Cash and due from banks at end                             $2,570     $4,091     $5,099

            DECEMBER 31, 2008, 2007, AND 2006 ($000'S EXCEPT SHARE DATA)

Note 22 - Subsequent Events

On January 22, 2009, the shareholders of the Company approved Amendment to the Articles of Incorporation of the Company, which authorized the issuance of up to 50,000 shares of a new class of no par value preferred stock.

The Preferred Stock may be issued by the directors in one or more series subject to change designations, preferences, dividend rights, dividend rates, terms of redemption, voting rights, conversion rights and liquidation preferences. The authorization of the Preferred Stock will not have an immediate effect on the holders of the Company's common stock. However, if the Preferred Stock is issued, any preferential rights of the Preferred Stock must be satisfied before the holders of Common Stock are entitled to receive dividends or to participate pro rata in any distribution of assets available for distribution upon liquidation of the Company.

The Company's authorized the issuance of the Preferred Stock to become eligible to participate in the TARP Capital Purchase Program (the "Program") available from the United States Department of the Treasury (the "U.S. Treasury"). The Company chose to participate in the Program and received $10,000 on February 20, 2009. The Company designated two new series of Preferred Stock that were sold to the U.S. Treasury. Under the terms of the Program, the Company is subject to various restrictions on paying dividends on the Common Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A (T).  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES: As of the end of the period covered by this report, management, under the supervision, and with the participation, of our President and Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) pursuant to Exchange Act Rule 13a-15. The President and Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

      REPORT BY MID-WISCONSIN FINANCIAL SERVICES, INC's MANAGEMENT
            ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed the Company's system of internal controls over financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2008, the Company maintained effective internal control over financial reporting based on those criteria.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING: There were no changes in the internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors is incorporated in this Form 10-K by this reference to the disclosure under the caption "Proposal No.1- Election of Directors - Election of Directors" in our 2009 Proxy Statement dated March 25, 2009 (the "2009 Proxy Statement").

The executive officers of Mid-Wisconsin as of March 1, 2009, their ages, offices and principal occupation during the past five years are set forth below:


NAME                OFFICES AND POSITIONS HELD                DATE OF ELECTION
James F. Warsaw     President, Chief Executive Officer        December 2005
Age:  58            of Mid-Wisconsin and Bank

                    Previously, Bank Consultant, November
                    2003 to December 2005; Executive Vice
                    President, Bank of Ann Arbor, February
                    2003 to November 2003

Rhonda R. Kelley    Principal Accounting Officer of           July 2008
Age: 35             Mid-Wisconsin and Bank

                    Previously Director of Corporate
                    Internal Audit, Mid-Wisconsin Bank,
                    October 2006-June 2008; Controller,
                    Mid-Wisconsin Bank, September
                    1998-October 2006.

William A. Weiland  Secretary and Treasurer of Mid-Wisconsin  May 1998
Age:  54            and Regional President of Bank-Central
                    Region

All executive officers are elected annually by the board of directors at the annual meeting and hold office until the next annual meeting of the board of directors, or until their respective successors are elected and qualified.

Information relating to compliance with Section 16 of the Exchange Act is incorporated in this Form 10-K by reference to the disclosure in the 2009 Proxy Statement under the sub-caption "Beneficial Ownership of Common Stock - Section 16(a) Beneficial Ownership Reporting Compliance."

CODE OF ETHICS

We have adopted an ethics policy for all employees and a conflict of interest policy for our directors. We have also adopted a Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers which covers the Chief Executive Officer, each Vice President, and the Secretary, Treasurer, and the Principal Accounting Officer. The Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers has been posted on the website of the Bank under "Mid-Wisconsin Financial Services - Investor Relations." See www.midwisc.com/invstrelation/invest_relation.htm. In the event we amend or waive any provision of the Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers, we intend to disclose such amendment or waiver at the website address where the code may also be found.

AUDIT COMMITTEE

The Board of Directors has appointed an Audit Committee in accordance with
Section 3(a) (58) (A) of the Exchange Act. Mr. Lundin (chairman), Mr. Hallgren and Mr. Schoofs serve on the Audit Committee (Mid-Wisconsin is not a "listed issuer" as defined in SEC Rule 10A-3).

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

Under SEC regulations, an "audit committee financial expert" must have the attributes and experience of a person who has been actively involved in the preparation, auditing, or evaluation of public company financial statements. While it may be possible to recruit a director having these specific qualifications, our size and geographic location make such a task difficult, and the Board believes that it is more important that directors satisfy the criteria described in the 2009 Proxy Statement under "Proposal No.1-Election of Directors- Nominations for Director - QUALIFICATIONS." These criteria include an understanding of our market area, customer base, and scope of operations. The Board believes that it is not in our best interests to nominate a director who does not possess these characteristics solely to acquire a director meeting the definition of an "audit committee financial expert" under SEC regulations.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to director compensation is incorporated in this Form 10-K by this reference to the disclosure in the 2009 Proxy Statement under the sub-caption "Proposal No. 1 - Election of Directors - Director Compensation for 2008."

Information relating to the compensation of executive officers is incorporated in this Form 10-K by this reference to the disclosure in the 2009 Proxy Statement under the caption "Executive Officer Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Information relating to security ownership of certain beneficial owners is incorporated in this Form 10-K by this reference to the disclosure in the 2009 Proxy Statement under the caption "Beneficial Ownership of Common Stock" through the table ending at the sub-caption "- Section 16(a) Beneficial Ownership Reporting Compliance."

The following table sets forth, as of December 31, 2008, information with respect to compensation plans under which our common stock is authorized for issuance:

                                                                        Number of securities remaining
                       Number of securities to be   Weighted-average     available for future issuance
                        issued upon exercise of     exercise price of      under equity compensation
                         outstanding options,      outstanding options,   plans (excluding securities
                         Warrants and rights       warrants and rights      reflected in column (a))
 Plan category                  (a)                        (b)                         (c)
 Equity compensation
 plans approved by
 security holders              67,174(1)                 $28.12(1)                   385,468(2)

   (1) Shares issuable upon exercise of options granted pursuant to the 1999 Stock Option Plan.
   (2) Includes 192,980 shares issuable under the 1999 Stock Option Plan,
      150,000 shares available under the Dividend Reinvestment Plan and 42,488 shares available under the Employee Stock Purchase Plan.  The purchase period for shares under the Employee Stock Purchase Plan is the last business day of the fiscal year and, accordingly, there were no shares subject to option as of December 31, 2008, under the plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions with directors and officers, and the independence of directors, is incorporated in the Form 10-K by this reference to the disclosure in the 2009 Proxy Statement under the sub-caption "Governance of the Company - The Board - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "Governance of the Company - The Board- DIRECTOR INDEPENDENCE."

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to the fees and services of our principal accountant is incorporated into this Form 10-K by this reference to the disclosure in the 2009 Proxy Statement under the sub-captions "Audit Committee Report and Related Matters - Independent Auditor Fees," and "- Audit Committee Pre-Approval Policy."

                                  PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)   DOCUMENTS FILED AS PART OF THIS REPORT:

      (1)  FINANCIAL STATEMENTS

            DESCRIPTION                                                   PAGE

      MID-WISCONSIN FINANCIAL SERVICES, INC.
      CONSOLIDATED FINANCIAL STATEMENTS

        Independent Auditor's Report                                       46

        Consolidated Balance Sheets as of December 31, 2008 and 2007       47

        Consolidated Statements of Income for the year ended
        December 31, 2008, 2007, and 2006                                  48

        Consolidated Statements of Changes in Stockholders' Equity
        for the year ended December 31, 2008, 2007, and 2006               49

        Consolidated Statements of Cash Flows for the year ended
        December 31, 2008, 2007, and 2006                                  50

        Notes to Consolidated Financial Statements                         52

      (2)  NO FINANCIAL STATEMENT SCHEDULES ARE REQUIRED BY ITEM 8 OR ITEM 15(C)

      (3)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:

      The following exhibits required by Item 601 of Regulation S-K are filed as part of this Form 10-K:

      3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated February 20, 2009)

      3.2 Bylaws, as amended February 20, 2009 (incorporated by reference to
      Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated February 20, 2009)

      4.1 Indenture dated October 14, 2005 between Mid-Wisconsin Financial Services, Inc., as issuer, and Wilmington Trust Company, as trustee, including the form of Junior Subordinated Debenture as Exhibit A thereto (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K dated October 14, 2005)

      4.2 Guarantee Agreement dated October 14, 2005, between Mid-Wisconsin Financial Services, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (incorporated by reference to Exhibit 1.2 to the Registrant's Current Report on Form 8-K dated October 14, 2005)

      4.3 Amended and Restated Declaration of Trust dated October 14, 2005, among Mid-Wisconsin Financial Services, Inc., as Sponsor, Wilmington Trust Company, Institutional and Delaware Trustees, and Administrators named thereto, including the form of Trust Preferred Securities (incorporated by reference to Exhibit 1.3 to the Registrant's Current Report on Form 8-K dated October 14, 2005)

      4.4 Warrant to Purchase Preferred Stock (incorporated by reference to
      Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 20, 2009)

      4.5 Form of Certificate for Senior Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated February 20, 2009)

      4.6 Form of Certificate for Warrant Preferred Stock (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated February 20, 2009)

      10.1* Mid-Wisconsin Financial Services, Inc. Directors' Deferred Compensation Plan as last amended April 22, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 10-Q for the quarterly period ended March 31, 2008)

      10.2* Mid-Wisconsin Financial Services, Inc. 2005 Directors' Deferred Compensation Plan as last amended April 22, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 10-Q for the quarterly period ended March 31, 2008)

      10.3* Director Retirement Bonus Policy as amended April 22, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 10-Q for the quarterly period ended March 31, 2008)

      10.4* Mid-Wisconsin Financial Services, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form
      10-K for the fiscal year ended December 31, 2000)

      10.5* Mid-Wisconsin Financial Services, Inc. 1999 Stock Option Plan, as last amended April 22, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 10-Q for the quarterly period ended March 31, 2008)

      10.6* Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

      10.7* Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

      10.8* Employment Agreement - James F. Warsaw as amended July 25, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 10-Q for the quarterly period ended September 30, 2007)

      10.9* Form of Letter Agreement with Senior Executive Officers (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated February 20, 2009)

      10.10* 2007 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 10-Q for the quarterly period ended June 30, 2007)

      10.11 Letter Agreement dated February 20, 2009, between Mid-Wisconsin Corporation and the United States Treasury, which includes the Securities Purchase Agreement attached thereto, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Warrant Preferred Stock under the TARP Capital Purchase Program (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 20, 2009)

      21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit
      21.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

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

(B)   EXHIBITS

      See Item 15(a) (3)

(C)   FINANCIAL SCHEDULES

      Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2009.

                                       MID-WISCONSIN FINANCIAL SERVICES, INC.


                                             JAMES F. WARSAW
                                             James F. Warsaw, President and
                                             Chief Executive Officer

                                             WILLIAM A. WEILAND
                                             William A. Weiland, Secretary and
                                             Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 25, 2009, and in the capacities indicated.

KIM A. GOWEY                                   JAMES F. WARSAW
Kim A. Gowey, Chairman of the Board,           James F. Warsaw, President and
and a Director                                 Chief Executive Officer
                                               (Principal Executive Officer and
                                               a Director)

JAMES F. MELVIN                                RHONDA R. KELLEY
James F. Melvin, Vice Chairman of the Board,   Rhonda R. Kelley
and a Director                                 Principal Accounting Officer

JAMES P. HAGER                                 BRIAN B. HALLGREN
James P. Hager, Director                       Brian B. Hallgren, Director

FREDERICK T. LUNDIN                            KURT D. MERTENS
Frederick T. Lundin, Director                  Kurt D. Mertens, Director

ROBERT J. SCHOOFS
Robert J. Schoofs, Director

                                 EXHIBIT INDEX<dagger>
                                       TO
                                   FORM 10-K
                                       OF
                       MID-WISCONSIN FINANCIAL SERVICES, INC.
                       FOR THE PERIOD ENDED DECEMBER 31, 2008
                    Pursuant to Section 102(d) of Regulation S-T
                         (17 C.F.R. <section>232.102(d))

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