Form 10-Q
period 2009-03-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2009-05-15
CIK 785024

FORM 10-Q
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site. If any, every interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 month (or for such shorter period that the registrant was required to submit and post such file).
                                        Yes [ ]   No [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).        Yes [ ]   No [X]

As of May 5, 2009 there were 1,645,985 shares of $0.10 par value common stock outstanding.

                    MID-WISCONSIN FINANCIAL SERVICES, INC.

                               TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                           PAGE

          Item 1.   Financial Statements:

                    Consolidated Balance Sheets
                    March 31, 2009 and December 31, 2008                    3

                    Consolidated Statements of Income
                    Three Months Ended March 31, 2009 and 2008              4

                    Consolidated Statements of Changes in
                    Stockholders' Equity
                    Three Months Ended March 31, 2009                       5

                    Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 2009 and 2008             5-6

                    Notes to Consolidated Financial Statements             7-12

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         12-32

          Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risk                                      32

          Item 4.   Controls and Procedures                                32

PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                      32

          Item 1A.  Risk Factors                                           33

          Item 2.   Unregistered Sales of Equity Securities and
                    Use of Proceeds                                        33

          Item 3.   Defaults Upon Senior Securities                        33

          Item 4.   Submission of Matters to a Vote of Security Holders    33

          Item 5.   Other Information                                      33

          Item 6.   Exhibits                                               33

                    Signatures                                             34

                    Exhibit Index                                          35

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                      Mid-Wisconsin Financial Services, Inc.
                                and Subsidiary
                       Consolidated Balance Sheets ($000's)
                                                             March 31, 2009   December 31, 2008
                                                               (Unaudited)        (Audited)
ASSETS
Cash and due from banks                                           $7,426            $9,605
Interest-bearing deposits in other financial institutions          5,131                20
Federal funds sold                                                19,983            22,300
Securities available for sale - at fair value                     84,891            81,038
Loans held for sale                                                2,337               484
Loans, net of unamortized fees                                   362,913           364,381
Less: Allowance for loan losses                                   (5,152)           (4,542)
Net loans                                                        357,761           359,839
Accrued interest receivable                                        2,325             1,986
Premises and equipment, net                                        8,762             8,965
Other investments - at cost                                        2,616             2,616
Other assets                                                       9,173             9,128
TOTAL ASSETS                                                    $500,405          $495,981
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                     $47,402           $55,694
Interest-bearing deposits                                        337,735           329,981
  Total deposits                                                 385,137           385,675
Short-term borrowings                                              8,881            11,311
Long-term borrowings                                              46,929            49,429
Subordinated debentures                                           10,310            10,310
Accrued interest payable                                           1,492             1,718
Accrued expenses and other liabilities                             1,388             1,733
Total liabilities                                                454,137           460,176
Stockholders' equity:
  Preferred stock - No par value per share:
Authorized - 50,000 shares
Issued and outstanding -
10,500 shares in 2009 and 0 shares in 2008                        10,010                 0
  Common stock-Par value $.10 per share:
Authorized - 6,000,000 shares
Issued and outstanding -
1,645,004 shares in 2009 and 1,643,985 shares in 2008                164               164
Additional paid-in capital                                        11,825            11,804
Retained earnings                                                 23,265            23,239
Accumulated other comprehensive gain                               1,004               598
Total stockholders' equity                                        46,268            35,805
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $500,405          $495,981

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                         Mid-Wisconsin Financial Services, Inc.
                                   and Subsidiary
                        Consolidated Statements of Income ($000's)
                                     (Unaudited)
                                                            Three months ended   Three months ended
                                                              March 31, 2009       March 31, 2008
Interest and dividend income:
  Loans, including fees                                            $5,838               $6,711
  Securities:
     Taxable                                                          801                  775
     Tax-exempt                                                       135                  172
  Other                                                                48                   80
Total interest and dividend income                                  6,822                7,738
Interest expense:
  Deposits                                                          2,124                2,841
  Short-term borrowings                                                29                   61
  Long-term borrowings                                                482                  607
  Subordinated debentures                                             154                  154
Total interest expense                                              2,789                3,663
Net interest income                                                 4,033                4,075
Provision for loan losses                                             750                  930
Net interest income after provision for loan losses                 3,283                3,145
Noninterest income:
  Service fees                                                        302                  354
  Trust service fees                                                  234                  287
  Investment product commissions                                       54                   48
  Other operating income                                              305                  341
Total noninterest income                                              895                1,030
Noninterest expenses:
  Salaries and employee benefits                                    2,205                2,447
  Occupancy                                                           477                  521
  Data processing and information systems                             177                  185
  Operation of other real estate                                       77                   53
  Legal and professional                                              207                  183
  Other operating expenses                                            658                  681
Total noninterest expenses                                          3,801                4,070
Income before provision for income taxes                              377                  105
Provision (benefit) for income taxes                                  100                 (298)
Net income                                                           $277                 $403
Preferred stock dividends, discount accretion, and
premium amortization                                                   70                    0
Net income available to common stockholders                          $207                 $403
Earnings per common share:
  Basic                                                             $0.13                $0.25
  Diluted                                                           $0.13                $0.25
Cash dividends declared per common share                            $0.11                $0.22

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                                        Mid-Wisconsin Financial Services, Inc.
                                                  and Subsidiary
                                        Consolidated Statement of Changes in
                                              Stockholders' Equity
                                                  March 31, 2009
                                                    (Unaudited)
                                                                               Additional                  Other
                                            Preferred Stock      Common Stock    Paid-In     Retained   Comprehensive
(dollars in thousands)                     Shares    Amount     Shares  Amount   Capital     Earnings        Loss         Totals
Balance, December 31, 2008                      0      $-     1,643,985  $164    $11,804      $23,239         $598        $35,805
Comprehensive Income:
   Net Income                                                                                     277                         277
   Other comprehensive gain (loss)                                                                             406            406
      Total comprehensive income                                                                                              683
Issuance of preferred stock                10,000    9,442                                                                  9,442
Issuance of preferred stock warrants          500      558                                                                    558
Accretion of preferred stock discount                   11                                        (11)                          0
Amortization of warrant preferred stock
premium                                                 (1)                                         1                           0
Issuance of common stock:
Proceeds from stock purchase plans                                1,019               9                                         9
Cash dividends:
   Common stock, $.11 per share                                                                  (181)                       (181)
   Preferred stock                                                                                (60)                        (60)
Stock-based compensation                                                             12                                        12
Balance, March 31, 2009                    10,500  $10,010    1,645,004  $164   $11,825       $23,265       $1,004        $46,268

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                    Mid-Wisconsin Financial Services, Inc.
                              and Subsidiary
                 Consolidated Statements of Cash Flows ($000's)
                               (Unaudited)
                                                        THREE MONTHS ENDED MARCH 31,
                                                             2009        2008
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income                                              $277        $403
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for depreciation and net amortization       234         254
        Provision for loan losses                             750         930
        Loss on sale of foreclosed real estate                 10           0
        Stock-based compensation                               12          15
        Changes in operating assets and liabilities:
        Loans held for sale                                (1,853)        607
        Other assets                                         (484)         24
        Other liabilities                                    (632)     (1,085)
  Net cash provided by (used in) operating activities      (1,686)      1,148

                    Mid-Wisconsin Financial Services, Inc.
                               and Subsidiary
                Consolidated Statements of Cash Flows ($000's)
                                (Unaudited)
                                                            Three months ended March 31,
                                                                 2009         2008
  Cash flows from investing activities:
     Net increase in interest-bearing deposits
      in other financial institutions                          (5,111)            0
     Net (increase) decrease in federal funds sold              2,317        (2,190)
     Securities available for sale:
          Proceeds from maturities                              4,986         5,948
          Payment for purchases                                (8,199)       (4,704)
     Net decrease in loans                                        992           179
     Capital expenditures                                         (39)          (16)
     Proceeds from sale of other real estate                      200             0
  Net cash used in investing activities                        (4,854)         (783)
  Cash flows from financing activities:
     Net decrease in deposits                                    (538)       (7,518)
     Net decrease in short-term borrowings                     (2,429)       (4,653)
     Proceeds from issuance of long-term borrowings                 0         7,000
     Principal payments on long-term borrowings                (2,500)       (1,000)
     Proceeds from issuance of preferred stock                 10,000             0
     Issuance of common stock                                       9             9
     Cash dividends paid on common stock                         (181)         (361)
   Net cash provided by (used in) financing activities          4,361        (6,523)
Net decrease in cash and due from banks                        (2,179)       (6,158)
Cash and due from banks at beginning                            9,605        15,371
Cash and due from banks at end                                 $7,426        $9,213
  Supplemental cash flow information:                            2009          2008
     Cash paid during the year for:
          Interest                                             $3,016        $4,176
          Income taxes                                            $-            $-
  Noncash investing and financing activities:
          Loans transferred to other real estate                 $336           $-
          Loans charged-off                                      $166          $272
          Loans made in connection with the sale of
          other real estate                                       $-            $-

                      MID-WISCONSIN FINANCIAL SERVICES, INC.
                             and Subsidiary
                    Notes to Consolidated Financial Statements
                                ($000's)

Note 1 - General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Mid-Wisconsin Financial Services, Inc.'s and Subsidiary (the "Company") financial position, results of its operations, changes in stockholders' equity and cash flows for the periods presented, and all such adjustments are of a normal recurring nature. The consolidated financial positions include the accounts of all subsidiaries. All material intercompany transactions and balances are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in our Annual Report on Form 10-K, for the year ended December 31, 2008, should be referred to in connection with the reading of these unaudited interim financial statements.

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

Note 2 - Earnings Per Common Share

Basic earnings per common share are based upon the net income available to common stockholders and the weighted average number of common shares outstanding. Diluted earnings per common share include the potential common stock shares issued if outstanding stock options were exercised.

Presented below are the calculations for basic and diluted earnings per common share:

                                                Three Months Ended March 31,
                                                   2009              2008
                                           (In thousands, except per share data)
Net income                                         $277              $403
Preferred stock dividends                           (60)                0
Discount accretion                                  (11)                0
Premium amortization                                  1                 0
Net income available to common stockholders         207               403
Weighted average shares outstanding               1,643             1,642
Effect of dilutive stock options outstanding          0                 0
Diluted weighted average shares outstanding       1,643             1,642
Earnings per common share:
  Basic                                           $0.13             $0.25
  Diluted                                         $0.13             $0.25

Note 3 - Other Real Estate
(dollars in thousands)

 A summary of Other Real Estate ("ORE"), which is included in other assets, is as follows:

                                                        March 31,   December 31,
(dollars in thousands)                                    2009         2008
Beginning Balance                                        $2,556       $2,352
Transfer of loans at net realizable value to ORE            336          895
Sales/lease proceeds, net                                  (200)        (407)
Net loss from sale of ORE                                   (10)         (11)
Provision charged to operations-net                           0         (273)
   Total Other Real Estate, net of valuation reserve     $2,682       $2,556

Changes in the valuation reserve for losses on other real estate were as follows:

                                            March 31,         December 31,
(dollars in thousands)                         2009              2008
Beginning Balance                             $2,616            $2,343
Provision charged to operations-gross              0               273
Amounts related to ORE disposed of              (110)                0
Balance at end of period                      $2,506            $2,616

In 2007, the collateral and properties which secured loans to a former car dealership and its owners ("Impaired Borrowers") were surrendered to Mid-Wisconsin Bank ("Bank"). The properties of the Impaired Borrower are the largest assets in ORE for each of the period shown above. The amounts remaining as nonperforming assets, included in ORE or nonaccrual loans related to the Impaired Borrower totaled $2,324 and $2,514 at March 31, 2009 and December 31, 2008, respectively.

Note 4 - Fair Value Accounting
(dollars in thousands)

The Company adopted SFAS No. 157, Fair Value Measurements effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value. We measure or monitor selected assets on a fair value basis. Fair value is used on a recurring basis for certain assets, such as securities available for sale and loans held for sale, in which fair value is the primary basis of accounting. This statement describes three levels of inputs that may be used to measure fair value (the fair value hierarchy). The level of an asset or liability within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement of that asset or liability.

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

Some assets and liabilities, such as securities available for sale and impaired loans, are measured at fair values on a recurring basis under accounting principles generally accepted in the United States. Other assets and liabilities, such as loans held for sale and other real estate, are measured at fair values on a nonrecurring basis.

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

Other real estate - Other real estate is recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value of the underlying property collateral, less estimated selling costs. The fair value measurement of other real estate is based on observable market data such as independent appraisals, tax bills or comparable sales, which are considered a Level 2 measurement.

Information regarding the fair value of assets measured at fair value on a recurring basis as of March 31, 2009 follows.

Assets and Liabilities Measured on a Recurring Basis

                                          Fair Value Measurements Using
(dollars in thousands)           March 31, 2009    Level 1     Level 2     Level 3
Securities available for sale        $84,891          $-       $82,202      $2,689
Impaired loans                       $11,330          $-          $-       $11,330

The table below presents a rollforward of the balance sheet amounts for the three months ended March 31, 2009, for the financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

(dollars in thousands)                           Securities        Impaired Loans
Balance, December 31, 2008                          $1,952              $6,276

Total gains or losses (realized/unrealized)
     Included in earnings                                0                (838)
     Included in other comprehensive income              0                   0

Purchases, issuances and settlements                     0                (210)

Transfers in and/or out of Level 3                     737               6,102

Balance, March 31, 2009                             $2,689             $11,330

For purposes of impairment testing, nonaccrual loans greater than an established threshold are individually evaluated for impairment. Substantially all of these loans are collateral dependent. A valuation allowance is recorded for the excess of the loan's recorded investment over the fair value of the collateral less selling costs. This valuation allowance is a component of the allowance for loan losses. The fair value is determined based on third-party appraisals, tax bills, sales of similar properties less estimated selling costs and other factors including estimated holding periods if foreclosure occurs. The carrying value of the impaired loans that were substantially collateral-dependent was $12,935 with a valuation allowance of $1,605 at March 31, 2009.

Assets and Liabilities Measured on a Nonrecurring Basis

                                     Fair Value Measurements Using
(dollars in thousands)    March 31, 2009    Level 1     Level 2     Level 3
Loans held for sale            $2,337                    $2,337
Other real estate              $2,682                    $2,682

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

The fair value of other real estate is based on observable market data such as independent appraisals or comparable sales. Any write-down in the carrying value of a property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition are treated as period costs.

Note 5- Other Than Temporary Impaired Securities

We continue to monitor our exposure to other-than-temporary impairment that may result due to adverse economic conditions currently being experienced. Based on our evaluation, the Company does not believe any individual unrealized loss at March 31, 2009 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current volatile market conditions, and not credit deterioration. Included in the investment portfolio are two non-agency mortgage-backed securities that were evaluated during the first quarter 2009 for other than temporary impairment (OTTI) and verified by an independent third party firm. There is currently no active secondary market for these two securities and there can be no assurance that any secondary market for the securities will develop.

(dollars in thousands)
            Moody's                             Value at March 31, 2009,
            Rating      Collateral              Book Value   Fair Value
Security 1    BA3       Manufactured housing       $424         $274
Security 2    AAA       Whole loans                $609         $463

The calculations used to determine fair value are based on the attributes of the mortgage backed securities, the attributes of the mortgages underlying the securities, and market based-assumptions. Based on the analysis, the Company does not believe that either of these securities have OTTI as of March 31,
2009.   The Company currently has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

Note 6- Stockholders' Equity

The Company's Articles of Incorporation, as approved and amended at a shareholder meeting on January 22, 2009, authorized the issuance of 50,000 shares of no par value preferred stock. In February 2009, under the TARP Capital Purchase Program ("TARP Plan"), the Company issued 10,000 shares of preferred stock (with a liquidation preference of $1,000 per share) and 500 warrants to purchase Warrant Preferred Stock, which were exercised immediately by the United State Department of the Treasury ("Treasury"). Amounts recorded for Preferred Stock and Warrant Preferred Stock were estimated based on an allocation of the total proceeds from the issuance on the relative fair values of both instruments. Fair value of the Preferred Stock was determined based on assumptions regarding the discount rate (market rate) on the Preferred Stock (estimated 12%). Fair value of the Warrant Preferred Stock is based on the value of the underlying Preferred Stock based on the Treasury's intent to immediately exercise the warrants. The allocation of the proceeds received resulted in the recording of a discount on the Preferred Stock and a premium on the Warrant Preferred Stock, which will be amortized on an effective yield basis over a five-year term. The allocated carrying value of the Preferred Stock and Warrant Preferred Stock on the date of issuance (based on their relative fair values) was $9,442 and $558, respectively. Cumulative dividends on the Preferred Stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share. The Company is prohibited from paying any dividend with respect to shares of common stock unless all accrued and unpaid dividends are paid in full on the Preferred Stock for all past dividend periods. The Preferred Stock in non-voting, other than class voting rights on matters that could adversely affect the Preferred Stock. The Preferred Stock may be redeemed at any time with regulatory approval. The Treasury may also transfer the Preferred Stock to a third party at any time. All $10,000 of Preferred Stock and the Preferred Stock Warrants under the TARP Plan will qualify as Tier 1 Capital for regulatory purposes at the holding company.

Note 7- Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Positions ("FSP") No. FAS 157-2, "Effective -Date of FASB Statement No. 157," ("FSP157-2"). FSP 157-2 delays the effective date of FASB Statement No. 157, "Fair Value Measurements," ("SFAS 157") for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted FSP 157-2 at the beginning of 2009, as required, with no material impact on its results of operations, financial position and liquidity.

In April 2009, FASB issued FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary-Impairment. This statement changes how entities will evaluate whether a debt or equity security is other than temporary impaired. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and at this time. We did not elect early adoption of SFAS No. 115-2. We believe the adoption of this statement will not have a significant impact on our financial statements.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly. This pronouncement provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. We believe the adoption of this statement will not have a significant impact on our financial statements. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009.

In April 2009, the FASB issued FSP 107-1, Interim Disclosures About Fair Value of Financial Instruments. This statement amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual statements. We believe the adoption of this statement will not have a significant impact on our financial statements. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009.

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

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations for the three months ended March 31, 2009 and 2008. It is intended to supplement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

Special Note Regarding Forward-Looking Statements

Statements made in this document and in documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management's plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements may be identified by the use of words such as "believe," "expect," "anticipate," "plan," "estimate," "should," "will," "intend," or similar expressions. Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Company and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond the Company's control, include the following:

   o  operating, legal and regulatory risks;
   o economic, political and competitive forces affecting our banking and wealth management businesses;
   o impact on net interest income from changes in monetary policy and general economic conditions;
   o the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;
   o other factors discussed under Item 1A, "Risk Factors" in the 2008 Annual Report of Form 10-K and elsewhere herein, and from time to time in our other filings with the Securities and Exchange Commission after the date of this report.

These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements. We specifically disclaim any obligation to update factors or to publicly announce the results of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments.

 Critical Accounting Policy

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industry in which it operates. This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We believe the following policies are important to the portrayal of our financial condition and require subjective or complex judgments, and therefore, are critical accounting policies.

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

We consider the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover credit losses within the loan portfolio and the material effect that these estimates can have on our results of operations. The components of the allowance represent estimation pursuant to either SFAS No. 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. At least quarterly, we review the assumptions and formulas by which additions are made to the specific and general allowance for loan losses in an effort to refine such allowance in light of the current status of the factors involved in the calculation. The total loan portfolio is thoroughly reviewed at least quarterly for satisfactory levels of general and specific reserves together with impaired loans to determine if write-downs are necessary. While our evaluation of the allowance for loan losses at March 31, 2009 considers the allowance to be adequate, under adversely different conditions or assumptions, we would need to increase the allowance by an amount that cannot be reasonably estimated at this time.

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

Results of Operations

We reported net income available to common stockholders of $207, or $.13 per common share, for the quarter ended March 31, 2009. Net income for the fourth quarter 2008 was $48, or $.03 per share compared to net income of $403, or $.25 per share, for the first quarter of 2008. The first quarter 2008 net income included a $243 tax benefit relating to a favorable Tax Court ruling which resulted in refunds of previously paid federal income taxes for the periods 1999 to 2002. Excluding the tax benefit, net income for the first quarter 2008 would have been $160.

The first quarter of 2009 continued to be challenging as financial institutions continued to feel the impact of the negative business cycle. We will be challenged throughout the year with deteriorating credit quality, foreclosures and related sales, refinancing activities, decreased loan demand, maintaining and improving the net interest margin, and decreasing non-interest income. Key factors affecting current quarter results were:

   o 2009 operating results continue to be impacted by the level of the provision for loan losses. The provision for loan losses was $750 at March 31, 2009 compared to $930 at March 31, 2008. Nonperforming loans were $11,577 at March 31, 2009, up $3,400 from the same period one year ago primarily due to the increase in nonaccrual loans. Nonaccrual loans were $11,373 at March 31, 2009 as compared to $8,949 at December 31, 2008. At March 31, 2009 and December 31, 2008 the allowance for loan loss was 1.42% and 1.25% of total loans, respectively. Net-charge-offs during the first quarter 2009 were $140, down $98 from the same period last year.

   o The net interest margin for the first three months of 2009 was 3.56%, 19 basis points lower than 3.75% for the same period in 2008. The decrease was mainly attributable to a greater decline in interest income versus the decline in interest expense resulting primarily from reductions in the first quarter of 2009 in the federal funds rate, the Prime Rate and short-term LIBOR rates, which are used to reset interest rates on variable rate loans.

   o Net interest income on a tax equivalent basis for the three months ended March 31, 2009, was $4,114, a decrease of $56 versus the comparable period last year. The impact of changes in the interest rate environment and product pricing decreased taxable equivalent net interest income $240. The interest rate variance was partially offset by favorable volume variances, as changes in the balances and mix of earning assets and interest-bearing liabilities added $184 to taxable equivalent net interest income.

   o Loans of $362,913 at March 31, 2009, decreased $1,468 from December 31, 2008. Commercial loan demand fell off across all of our markets during 2008 and little improvement is expected in 2009. Our mortgage loan origination unit closed approximately $12,000 of residential real estate loans during the first quarter 2009 which were primarily sold in the secondary market, up $5,000 from the first quarter 2008. The outlook for the second quarter mortgage production remains strong with current locked mortgage commitments of approximately $10,000 at March 31, 2009. Competition among local and regional banks for credit worthy borrowers and core deposit customers remains high. Our primary focus for 2009, as it was for 2008, is to improve the asset quality of our loan portfolio.

   o Deposits were $385,137 at March 31, 2009, down $538 from year-end 2008. Due to the soft loan demand in 2009 and sale of preferred stock, we had excessive liquidity on the balance sheet. We were selling $19,983 of federal funds at March 31, 2009.

   o  Noninterest income for the first three months of 2009 was $895, down
      $135 from the first three months of 2008. The decrease was attributable to decreased revenue from service fees, trust service fees, and other operating income, which was partially offset by increased mortgage banking income and investment product commissions generated by our Wealth Management Services Group.

   o Noninterest expense was $3,801 for the first three months of 2009, down $269 over the first three months of 2008, despite a $140 increase in FDIC assessment expense. Salaries and employee benefits decreased $242 between the comparable three month periods, while all remaining expense categories on a combined basis were down $27.

   o Stockholders' equity at March 31, 2009 was $46,268 compared to $35,805 at December 31, 2008. On February 20, 2009, as part of the TARP Plan, we issued 10,000 shares of the Company's no par value Preferred Stock and 500 warrants to purchase Warrant Preferred Stock, which were exercised immediately by the Treasury, for total proceeds of $10,000.

The following Table 1 presents quarterly summary results of operations.

Table 1: Summary Results of Operations
(dollars in thousands, except per share data)
                                                 March 31,     December 31,     September 30,     June 30,     March 31,
                                                   2009            2008              2008           2008         2008
Results of operations:
Interest income                                   $6,822          $7,159            $7,356         $7,479       $7,738
Interest expense                                   2,789           3,112             3,218          3,304        3,663
Net interest income                                4,033           4,047             4,138          4,175        4,075
Provision for loan losses                            750             935               630            705          930
Net interest income after provision for loan
losses                                             3,283           3,112             3,508          3,470        3,145
Non-interest income                                  895             937             1,001          1,058        1,030
Non-interest expenses                              3,801           3,942             4,160          3,838        4,070
Income before provision for income taxes             377             107               349            690          105
Provision (benefit) for income taxes                 100              59                58            190         (298)
Net income                                          $277             $48              $291           $500         $403
Preferred stock dividends, discount accretion,
and premium amortization                              70               0                 0              0            0
Net income available to common stockholders         $207             $48              $291           $500         $403
Return on average assets                            0.17%           0.04%             0.24%          0.42%        0.34%
Return on average equity                            2.08%           0.54%             3.28%          5.70%        4.61%
Return on average common equity                     2.33%           0.54%             3.28%          5.70%        4.61%
Equity to average assets                            8.21%           7.35%             7.35%          7.43%        7.44%
Common equity to average assets                     7.31%           7.35%             7.35%          7.43%        7.44%
Net interest margin (1)                             3.56%           3.59%             3.69%          3.81%        3.75%
Average Balance Sheet
Loans net of unearned income                    $364,795        $363,129          $365,879       $362,082     $356,388
Assets                                           492,333         481,705           479,973        475,203      472,601
Deposits                                         381,375         369,248           367,905        362,060      359,542
Short-term borrowings                              9,702          11,970            10,957         11,288       12,324
Long-term borrowings                              57,822          51,298            52,429         52,429       51,341
Stockholders' equity                              40,417          35,429            35,274         35,305       35,140
Ending Balance Sheet
Loans net of unearned income                    $362,913        $364,381          $362,445       $364,926     $357,572
Assets                                           500,405         495,981           474,699        481,785      474,277
Deposits                                         385,137         385,675           364,247        370,356      361,961
Stockholders' equity                              46,268          35,805            35,558         34,921       35,745
Financial Condition Analysis
Total risk-based capital                           15.96%          13.33%            13.48%         13.34%       13.54%
Net charge-offs to average loans                    0.04%           0.44%             0.12%          0.16%        0.07%
Nonperforming loans to gross loans                  3.19%           2.62%             2.58%          2.29%        2.29%
Efficiency ratio (1)                               75.88%          77.92%            79.62%         72.18%       78.26%
Net interest income to average assets (1)           0.84%           0.86%             0.88%          0.90%        0.88%
Non-interest income to average assets               0.18%           0.19%             0.21%          0.22%        0.22%
Non-interest expenses to average assets             0.77%           0.82%             0.87%          0.81%        0.86%
Stockholders' Data
Diluted earnings per common share                  $0.13           $0.03             $0.18          $0.30        $0.25
Book value per common share                       $22.04          $21.78            $21.64         $21.26       $21.77
Dividends per common share                         $0.11           $0.11             $0.11          $0.11        $0.22
Dividend payout ratio                               87.4%          377.1%             62.2%          36.2%        89.6%
Average common shares outstanding-basic            1,643           1,643             1,643          1,642        1,642
Average common shares outstanding-diluted          1,643           1,643             1,643          1,643        1,642
Stock Price Information (2)
High                                              $12.80          $18.00            $21.00         $23.50       $24.00
Low                                                 7.55           12.25             18.00          20.67        18.05
Market price at quarter end                         8.50           12.25             18.00          21.00        23.50

(1)  Fully taxable-equivalent basis, assuming a Federal tax rate of 34% and excluding disallowed interest expense.
(2) Bid price

Net Interest Income

Net interest income on a tax equivalent basis for the three months ended March 31, 2009, was $4,114, a decrease of $56 versus the comparable period last year. As indicated in Table 2 and 3, the decrease in taxable equivalent net interest income was attributable to rate variances. The impact of changes in the interest rate environment and product pricing decreased taxable equivalent net interest income $240. The rate variance was partially offset by favorable volume variances, as changes in the balances and mix of earning assets and interest-bearing liabilities added $184 to taxable equivalent net interest income.

The net interest margin for the first three months of 2009 was 3.56%, 19 basis points lower than 3.75% for the same period in 2008. The reduction in rates earned on assets decreased faster than the rates paid on liabilities, thereby reducing the rate spread and net interest margin percentage. The yield on earning assets was 5.98% for the first three months of 2009, 107 basis points lower than the comparable period last year, attributable principally to loan yields (down 108 basis points, to 6.51%) and short-term investments (down 229 basis points, to .83%) as the yield on securities minimally changed (down 5 basis points to 5.09%). Loan yields were impacted by higher levels of nonaccrual loans and decrease in yields on the loan portfolio given the repricing of adjustable rate loans and competitive pricing pressures in the declining rate environment. Short-term investments were affected by the increase in the average balance of short-term investments between quarters (up $13.1million) coupled with the year-over-year rate decrease in federal funds sold (down 252 basis points to .25%).

The rate on interest-bearing liabilities of 2.84% for the first three months of 2009 was 94 basis points lower than the same period in 2008. Rates on interest-bearing deposits were down 102 basis points to 2.60% and the cost of other borrowings experienced a decrease of 60 basis points, to 3.62%. The cost of short-term borrowings was down 79 basis points, while the cost of long-term borrowings declined 64 basis points to 4.11%.

We expect downward pressure on the net interest margin for the remainder of 2009, given the current interest rate environment and competitive challenges.

Table 2:  Quarterly Net Interest Income Analysis - Taxable Equivalent Basis
(dollars in thousands)
                                           Three months ended March 31, 2009         Three months ended March 31, 2008
                                          Average      Interest       Average       Average      Interest       Average
                                          Balance   Income/Expense   Yield/Rate     Balance   Income/Expense   Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                        $364,795        $5,853         6.51%      $356,388         $6,726        7.59%
Investment securities:
  Taxable                                  67,015           801         4.85%        64,012            775        4.87%
  Tax-exempt (2)                           12,886           201         6.33%        16,372            252        6.20%
Other interest-earning assets              23,418            48         0.83%        10,352             80        3.12%
Total earning assets                     $468,114        $6,903         5.98%      $447,124         $7,833        7.05%

Cash and due from banks                    $7,713                                    $7,790
Other assets                               21,381                                    22,020
Allowance for loan losses                  (4,874)                                   (4,333)
Total assets                             $492,333                                  $472,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand                 $33,074           $54         0.66%       $29,198            $79        1.09%
  Savings deposits                        106,170           403         1.54%       101,268            598        2.38%
  Time deposits                           192,040         1,667         3.52%       185,506          2,164        4.69%
Short-term borrowings                       9,702            29         1.21%        12,324             61        2.00%
Long-term borrowings                       47,512           482         4.11%        51,341            607        4.75%
Subordinated debentures                    10,310           154         5.98%        10,310            154        5.98%
Total interest-bearing liabilities       $398,808        $2,789         2.84%      $389,947         $3,663        3.78%

Demand deposits                            50,090                                    43,570
Other liabilities                           3,018                                     3,944
Stockholders' equity                       40,417                                    35,140
Total liabilities and stockholders'
equity                                   $492,333                                  $472,601

Net interest income and rate spread                      $4,114         3.14%                       $4,170        3.27%
Net interest margin                                                     3.56%                                     3.75%

(1)  Non-accrual loans are included in the daily average loan balances outstanding.
(2)  The yield on tax-exempt loans and investments is computed on a tax-equivalent basis using a Federal tax rate of 34%
     and excluding disallowed interest expense.
(3)  Interest income includes loan fees of $110 in 2009 and $130 in 2008.

Table 3:  Volume/Rate Variance - Taxable Equivalent Basis
(dollars in thousands)
                                          2009 vs. 2008
                                              Due to
                                    Volume      Rate       Net
  Loans                              $157     ($1,030)   $(873)
  Taxable investments                  36         (10)      26
  Nontaxable investments              (53)          2      (51)
  Other interest income               101        (133)     (32)
Total interest-earning assets         241      (1,171)    (930)

  Interest-bearing demand              10         (35)     (25)
  Savings deposits                     29        (224)    (195)
  Time deposits                        76        (573)    (497)
  Short-term borrowings               (13)        (19)     (32)
  Long-term borrowings                (45)        (80)    (125)
  Subordinated debentures               0           0        0
Total interest-bearing liabilities     57        (931)    (874)

Net Interest Income                  $184       ($240)    ($56)

Provision for Loan Losses

The provision for loan losses is a function of the methodology and other qualitative and quantitative factors used to determine the periodic cost of providing an allowance for probable incurred losses. The allowance consists of specific and general components. The specific components relate to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The current factors include changes in the composition of the loan portfolio, expansion into new markets or products, delinquencies, loan quality of the portfolio, collateral values and various economic factors such as state unemployment rates.

We believe that the current provision conforms to our allowance for loan loss policy and is adequate in view of the present condition of the loan portfolio. However, should a decline in the quality of the loan portfolio or significant charge-offs against the allowance occur, higher provisions will need to be made in the future. The provision for loan losses for the first three months of 2009 was $750 compared to $930 in the related 2008 period. At March 31, 2009 and December 31, 2008 the allowance for loan loss was 1.42% and 1.25% of total loans, respectively.

Given the recent market conditions, 2008 and first quarter 2009 continued to present unique asset quality issues for the banking industry (including the continued effects of weakening economic conditions; softening commercial and residential real estate markets; and waning consumer confidence) and for our earnings (including elevated net charge offs and higher nonperforming loan levels). Based on these current market conditions and our continuous monitoring of specific individual nonperforming and potential problem loans, we anticipate that net charge offs and provision for loan losses will remain elevated for the remainder of 2009. We cannot predict the duration of asset quality stress for 2009, given uncertainty as to the magnitude and scope of economic weakness in our markets, on our customers, and on underlying real estate values (residential and commercial).

Noninterest Income

Noninterest income for the first three months of 2009 was $895, down $135 from the first three months of 2008. The decrease was attributable to decreased revenue from service fees, trust service fees, and other operating income, which was partially offset by increased mortgage banking income and investment product commissions generated by our Wealth Management Services Group.

Table 4:  Noninterest Income
(dollars in thousands)
                                           Three months ended
                                   March 31,     March 31,     Percent
                                     2009          2008        Change
Deposit service fees                  $302          $354        -14.7%
Trust service fees                     234           287        -18.5%
Investment product commissions          54            48         12.5%
Mortgage banking income                122            90         35.6%
Other operating income                 183           251        -27.1%
Total non-interest income             $895        $1,030        -13.1%

Deposit service fees were $302, down $52 from the comparable period last year. The decrease was primarily attributable to lower overdraft fee income.

The Wealth Management Services Group includes trust and brokerage services. Income from the group decreased $47 to $288 between the comparable three month periods, primarily due to the decline in the equities markets of the managed portfolios of trust customers on which fees are based.

Mortgage banking income represents income received from the sale of residential real estate loans into the secondary market. For the first quarter 2009, mortgage banking income was $122, up $32 over the first three months of 2008. During the first quarter 2009 the Federal Reserve stimulated the housing market with lower interest rates. Many consumers took the opportunity to refinance. Our mortgage loan origination unit closed $12 million during the first quarter 2009, up $5 million from the first quarter 2008. The outlook for the second quarter mortgage production remains strong with current locked mortgage commitments of approximately $10 million at March 31, 2009.

Other operating income of $183 was $68 lower than the first three months of 2008, primarily from the surrender charges resulting from a section 1035 Bank-owned life insurance exchange and a decrease in prepayment fees on early termination of loans over the first quarter 2008.

Noninterest Expense

Noninterest expense was $3,801 for the first three months of 2009, down $269 over the first three months of 2008. Salaries and employee benefits decreased $242 between the comparable three month periods, while all remaining expense categories on a combined basis were down $27.

Table 5:  Noninterest Expense
(dollars in thousands)
                                                   Three months ended
                                            March 31,     March 31,     Percent
                                              2009          2008        Change
Salaries and employee benefits               $2,205        $2,447         -9.9%
Occupancy and equipment                         477           521         -8.4%
Data processing and information systems         177           185         -4.3%
Operation of other real estate                   77            53         45.3%
Legal and professional                          207           183         13.1%
Other operating expenses                        658           681         -3.4%
Total noninterest expenses                   $3,801        $4,070         -6.6%

Salaries and employee benefits were $2,205 for the first three months of 2009, down $242 versus the comparable period in 2008. Salary expenses decreased $83 primarily due to the elimination of ten full-time equivalent positions within the Bank during January 2009. Benefit expense was down $160 versus the first three months of 2008, primarily due to the expected decline in the Company's contribution to the 401(k) plan and decreases in incentive and referral pay.

Occupancy and equipment expense of $477 for the first three months of 2009 decreased $44 versus the comparable period last year, mostly due to decreased equipment depreciation and maintenance expenses, and decreased fuel costs for the bank's autos. Data processing and information systems decreased slightly due to renegotiation of the data communication contract. Compared to the first three months of 2008, the costs to operate other real estate of $77 was up $24 primarily from the carrying costs associated with ORE and a $10 loss recorded from the sale of an ORE property. Legal and professional fees were $207, up $24 due to collection efforts associated with past due loans and the outsourcing of the internal audit function of the Bank. Other operating expenses include the FDIC insurance assessment which increased $149 over the prior year period due to an industry wide increase in insurance premiums. The FDIC is proposing an emergency special assessment of 10 to 20 basis points of the Bank's assessment base on June 30, 2009. No final ruling has been made by the FDIC.

Income Taxes

For the first quarter of 2009, income tax expense increased $398 compared to the first quarter 2008. The increase in income tax expense was a result of a $243 tax benefit recorded in first quarter of 2008 relating to a favorable Tax Court ruling which resulted in refunds of previously paid federal taxes for the periods 1999 to 2002. State income taxes increased $50 in the first quarter 2009 and will be higher in future periods due to the recently enacted Wisconsin combined reporting tax legislation.

BALANCE SHEET ANALYSIS

Investments

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

Table 6:  Investments
(dollars in thousands)
Investment Category                                Rating         3/31/2009        12/31/2008
                                                                Amount     %      Amount     %
US Treasury & Agencies Debt
                                                     AAA          $-       0%        $201   100%
                                                   Total          $-       0%        $201   100%
US Treasury & Agencies Debt as % of Portfolio                              0%                 0%

Mortgage-backed securities
                                                     AAA       $68,404    99%     $63,899    99%
                                                      A1           825     1%         874     1%
                                                      A2            12     0%          25     0%
                                                     BA3           274     0%         275     0%
                                                      NR             0     0%           0     0%
                                                   Total       $69,515   100%     $65,073   100%
Mortgage-backed securities as % of Portfolio                              82%                80%

Obligations of States and Political Subdivisions
                                                     AAA          $-       0%        $-       0%
                                                     Aa2           238     2%         237     2%
                                                     Aa3         3,202    23%       3,320    24%
                                                      A1           334     3%         331     2%
                                                      A2           858     6%         857     6%
                                                      A3           535     4%         533     4%
                                                    Baa1           464     3%         467     3%
                                                      NR         8,059    59%       8,261    59%
                                                   Total       $13,690   100%     $14,006   100%
Obligation of States and Political
Subdivisions as % of Portfolio                                            16%                18%

Corporate Debt Securities
                                                     NR         $1,686    100%      1,758   100%
                                                  Total          1,686    100%      1,758   100%
Corporate Debt Securities as % of Portfolio                                 2%                2%

Total Market Value of Securities                               $84,891    100%    $81,038   100%

All credit sensitive sectors in the investment portfolio, which include trust preferred securities and common equity securities, have been under severe credit and liquidity stress which has resulted in distressed prices and the
risk of impairment write-downs.   Included in the investment portfolio are two
non-agency mortgage-backed securities that were evaluated during the first quarter 2009 for OTTI by an independent third party firm. See Note 5 - Other Than Temporary Impaired Securities for details of the securities. We continue to monitor our exposure to other-than-temporary impairment that may result due to adverse economic conditions currently being experienced. Based on our evaluation, management does not believe any individual security unrealized loss at March 31, 2009 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current volatile market conditions, and not credit deterioration.

The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may stop the FHLB from redeeming stock without prior approval. The FHLB of Chicago last paid a dividend in September 2007.

Loans

Loans of $362,913 at March 31, 2009, decreased $1,468 from December 31, 2008. The decrease in loans was predominantly in agricultural, which decreased $2,455 to represent 11% of total loans versus 12% of total loans at December 31, 2008. Commercial, real estate residential, and installment loans decreased $2,001 from year-end. Our residential real estate portfolio decreased in 2009 due to the softness in the residential real estate market and the volume of loans refinanced into the secondary market as interest rates declined. This decline in the loan portfolio was partially offset by growth in commercial real estate, up $1,636, and real estate construction, up $1,352. Commercial loan demand fell off across all of our markets during 2008 and little improvement is expected in 2009. Competition among local and regional banks for credit worthy borrowers and core deposit customers remains high. Our primary focus for 2009, as it was for 2008, is to improve the asset quality of our loan portfolio.

Table 7:  Loans
(dollars in thousands)
                            March 31,   % of   December 31,   % of
                               2009     total      2008       total
Commercial                   $38,281      11%    $39,047        11%
Commercial real estate       128,845      36%    127,209        34%
Agricultural                  40,890      11%     43,345        12%
Real estate construction      47,017      13%     45,665        13%
Real estate residential       99,635      28%    100,311        28%
Installment                    8,245       1%      8,804         2%
Total loans                 $362,913     100%   $364,381       100%

At the beginning of 2008 unemployment rates were in the single digits. At the end of March unemployment rates in five of the seven counties in which we operate exceeded 10%, with Taylor County reporting 14.3%. The State of Wisconsin, at 9.4%, is now above the national average.

In 2007 and 2008, many of our agri-business customers were performing reasonably well as the demand from two of the largest and fastest growing economies of the world, China and India, helped push prices for their products to record levels. Prices have now dropped sharply for corn and milk. Margins have narrowed to a point where even some of our best dairy farmers are having difficulty breaking even. Approximately 8.1% of our loans as of March 31, 2009 are to customers in the dairy industry.

Allowance for Loan Losses

The loan portfolio is the primary asset subject to credit risk. Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of underwriting procedures, comprehensive loan administration, and ongoing review of borrowers' outstanding loans and commitments. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids the management of credit risk and minimization of loan losses.

The Bank sets aside an allowance for possible loan losses through periodic charges to earnings. The change in the allowance for loan losses is a function of the mix of the loan portfolio, net charge offs, and nonperforming loans.
The allowance for loan losses at March 31, 2009 was $5,152 compared with $4,542 at December 31, 2008. Net-charge-offs during the first quarter 2009 were $140, down $98 from the same period last year. Nonperforming loans at March 31, 2009 were $11,577 up $3,400 from the same period one year ago primarily due to the increase in nonaccrual loans. Nonaccrual loans were $11,373 at March 31, 2009 as compared to $8,949 at December 31, 2008. The increase of $2,424 was primarily in commercial real estate and 1-4 family residential properties secured by first liens. At March 31, 2009 and December 31, 2008 the allowance for loan loss was 1.42% and 1.25% of total loans, respectively.

Table 8:  Loan Loss Experience
(dollars in thousands)
                                             At and for the    At and for the
                                           Three months ended   Year ended
                                               March 31,        December 31,
                                            2009        2008        2008
Allowance for loan losses
at beginning of year                       $4,542      $4,174      $4,174
Loans charged off                            (166)       (272)     (3,040)
Recoveries                                     26          34         208
Provision for loan losses                     750         930       3,200
Allowance for loan losses at end of
period                                     $5,152      $4,866      $4,542
RATIOS
Ratio of allowance for loan losses to
net charge offs                              36.8        20.4         1.6
Ratio of allowance for loan losses to
total loans at end of period                 1.42%       1.36%       1.25%
Ratio of net charge-offs during the
period to average loans outstanding          0.04%       0.07%       0.78%

The analysis of the allowance for loan losses consists of three components:
(1) establishment of specific reserve allocations on impaired credits where a high degree of loss is anticipated but not yet realized; (2) allocation for each loan category based on historical loan loss experience; and (3) general reserve allocation made based on subjective economic and bank specific factors such as unemployment, delinquency levels, industry concentrations, lending staff experience, disposable income and changes in regulatory or internal loan policies.

The specific credit allocation of the allowance for loan losses is based on a regular analysis of loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The fair value of the loan is based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent. The historical loan loss allocations are based on a five year rolling average of actual loss experience for specific loan types and risk grades. The general portfolio allocation component is more subjective and is based on actual experience while general portfolio allocations are reviewed at least quarterly as part of the overall analysis.

The allocation of the allowance for loans losses is based on our estimate of loss exposure by category of loans shown in Table 9.

Table 9: Allocation of the Allowance for Loan Losses
(dollars in thousands)
                                    March 31,   December 31,
                                      2009          2008         Change
Commercial and agricultural          $2,627        $2,957        $(330)
Real estate                             778           648          130
Installment                             142           130           12
Impaired loans                        1,605           800          805
Unallocated                               0             7           (7)
Total Reserve                        $5,152        $4,542         $610

The increase in the amount of the reserves at March 31, 2009 is the direct result of increases in the level of nonperforming loans, rising delinquencies, higher historical charge-off rates for each loan category, and the economic
factors applied to all loan types.   It is difficult to predict the length or
depth of the current economic downturn and the impact it will have on businesses and individual consumers in the markets we serve. We have seen substantial declines in local real estate values. As many of our commercial and consumer loans are secured by real estate, we are concerned that a prolonged downturn will further impair the value of the real estate used to secure our loans. Such conditions have already hindered our efforts to reduce the level of nonperforming loans.

Furthermore, we fully expect that business and individual borrowers may encounter difficulties in meeting their debt service obligations until real estate values stabilize and the overall economy strengthens. In the opinion of management, the allowance for loan losses was appropriate as of March 31, 2009. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such changes on our loan customers.

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

Table 10:  Nonperforming Loans and Other Real Estate Owned
(dollars in thousands)
                                                 At and for the    At and for the
                                               Three months ended   Year ended
                                                   March 31,        December 31,
                                                2009        2008        2008
Nonaccrual loans not considered impaired       $2,447      $1,365      $1,877
Nonaccrual loans considered impaired            8,926       6,019       7,072
Accruing loans past due 90 days or more            28          42          36
Restructured loans                                176         751         569
Total nonperforming loans                      11,577       8,177       9,554
Other real estate owned                         2,682       2,352       2,556
Other repossessed assets                            6           0           5
Total nonperforming assets                    $14,265     $10,529     $12,115
RATIOS
Nonperforming loans to total loans               3.19%       2.29%       2.62%
Nonperforming assets to total assets             2.85%       2.22%       2.44%

At March 31, 2009, there were five borrowing relationships with nonaccrual balances in excess of $500. These five relationships accounted for approximately $5,775 or approximately 50% of the total nonaccrual loans and consisted of the following:

          o $2,000 ethanol participation loan added to nonaccrual status during the fourth quarter 2008 secured by real estate in southeastern Wisconsin.

          o $1,275 commercial real estate loan on nonaccrual status for all of 2008 secured by retail/warehouse properties located in northern Wisconsin. Payments of $37 were received during the first quarter of 2009.

          o $700 commercial real estate loan added to nonaccrual status during the third quarter 2008 secured by warehouse and retail properties in central Wisconsin.

   Items added during the first quarter 2009:

          o $1,000 commercial real estate loan added to nonaccrual status during the first quarter 2009 secured by land and modular homes in northern Wisconsin.

          o $800 real estate loan added to nonaccrual status during the first quarter 2009 secured by multi-family residential rentals and personal real estate in central Wisconsin.

Specific reserves for loan losses applicable to these five relationships totaled $950 at March 31, 2009. While we believe that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, we cannot provide assurances that the value will be maintained or that there will be no further losses with respect to these loans. In general, the level of non-performing assets and non-accruals are the direct result of loans secured by 1-4 family residential and commercial real estate properties and is a reflection of the impact the economic conditions have had on customers
in the markets we serve.   In view of current economic conditions, credit
quality is not expected to see any major signs of improvement through 2009.

Other real estate totaled $2,682 and $2,556 at March 31, 2009 and December 31, 2008, respectively. The largest asset in other real estate is a former car dealership of the Impaired Borrower. Other properties held as other real estate include six 1-4 family residential properties and three nonfarm/nonresidential properties in northern and central Wisconsin, and one construction participation loan in North Carolina.

Deposits

Deposits were $385,137 at March 31, 2009, down $538 from year-end 2008, including a shift in the mix of deposits. The shift in the deposit mix during the first quarter of 2009 was predominantly in certificates of deposit, which grew $9,100 to represent 30% or total deposits versus 27% of total deposits at December 31, 2008, from non-interest and interest bearing demand deposits.

Table 11:  Deposit Distribution
(dollars in thousands)
                              March 31,   % of     December 31,    % of
                                 2009     total        2008        total
Non-interest bearing demand    $47,402     12%       $55,694        14%
Interest-bearing demand         30,169      8%        37,856        10%
Money market deposits           86,224     22%        81,655        21%
Other savings deposits          22,351      6%        21,508         6%
IRA and retirement accounts     34,837      9%        33,506         9%
Certificates of deposit        115,273     30%       106,173        27%
Brokered deposits               48,881     13%        49,283        13%
Total                         $385,137    100%      $385,675       100%

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

Other Funding Sources

Other funding sources, including short-term borrowings, long-term borrowings, and subordinated debentures, were $66,120 at March 31, 2009 compared with $71,050 at December 31, 2008. Short-term borrowings consist of federal funds purchased and corporate funds in the form of repurchase agreements were reduced as we increased our reliance on longer-term sources of funds to take advantage of the yield curve and to improve our overall asset/liability position. The decision of length of maturity for these borrowings is dependent on our asset/liability position and the amount of interest rate risk that we are willing to assume.

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

Table 12:  Contractual Obligations
(dollars in thousands)
                                 Total      < 1year   1-3 years    3-5 years  > 5 years
Long-term borrowings            $46,929     $15,868     $13,561     $12,500      $5,000
Subordinated debentures          10,310         -           -           -        10,310
Total contractual obligations   $57,239     $15,868     $13,561     $12,500     $15,310

Liquidity

Liquidity management refers to the ability to ensure that cash is available in a timely manner to meet loan demand and depositors' needs and to service liabilities as they become due without undue cost or risk. Our holding company and Bank have different liquidity considerations.

The primary source of funds for the holding company is dividends, management fee income from the Bank, and proceeds from issuance of shares related to stock options and employee stock purchase plans. These sources could be limited or costly. The cash is used to provide for payments of dividends to shareholders, purchase of assets, payment of salaries, benefits and other related expenses, and to make interest payments on its debt. No dividends were received from the Bank in 2009 and 2008. On February 20, 2009 we sold 10,000 shares of our Preferred Stock and 500 shares of Warrant Preferred Stock to the United States Department of the Treasury (the "Treasury") pursuant to the TARP Plan. Dividends on the Preferred Stock and Warrant Preferred Stock issued to the Treasury will be paid on a quarterly basis in February, May, August, and November. While any Preferred Stock or Warrant Preferred Stock is outstanding, we may pay dividends on our common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Preferred Stock and Warrant Preferred Stock are fully paid. Prior to the third anniversary of the Treasury's purchase of the Preferred Stock and Warrant Preferred Stock, unless the stock has been redeemed or the Treasury has transferred all of the Preferred Stock or Warrant Preferred Stock to third parties, the consent of the Treasury will be required for us to increase our annual common stock dividend from $.44 per common share.

The Bank meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity is derived from maturities within the investment portfolio, maturing loans, loan payments, deposit growth, other funding sources, and a well-capitalized capital position.

Maturing investments can be a source of liquidity at the Bank. Proceeds from maturities totaling $4,986 were received during the first three months of 2009 while investment purchases totaled $8,199 during the same period.

The scheduled maturity of loans can also provide a source of additional liquidity. Factors affecting liquidity relative to loans are loan renewals, loan origination volumes, loan prepayment rates, and the maturity of existing loan portfolio. The Bank's liquidity position is influenced by changes in interest rates, economic conditions, and competition. Conversely, loan demand as a need for liquidity may cause us to acquire other sources of funding which could be more costly than deposits. With the continuing slowdown of economic activity during 2009, loans decreased $1,468 during the first quarter compared to a decrease in balances of $179 during the first quarter of 2008.

Deposits provided $538 of cash outflow during the first three months of 2009. Affecting liquidity are core deposit growth levels, certificates of deposit maturity structure, and retention and diversification of wholesale funding sources.

Other funding sources for the Bank are in the form of corporate repurchase agreements, federal funds purchased, FHLB advances and long-term borrowings with other financial institutions. Short-term borrowings decreased $2,430 in the first three months of 2009 while long-term borrowings decreased $2,500 during the same period. Long-term borrowings and FHLB advances require the pledging of collateral in the form of investment securities or loans.

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

In assessing liquidity, historical information such as seasonality, local economic cycles, and the economy in general are considered along with the current ratios and management goals. The reduction in loans experienced during the first quarter of 2009 reflects the overall slowdown in the local economies and decreased need for additional wholesale funding.

Capital

Stockholders' equity at March 31, 2009 was $46,268 compared to $35,805 at December 31, 2008. On February 20, 2009, as part of the Treasury's Capital Purchase Program (the "CPP"), we issued 10,000 shares of the Company's no par value Preferred Stock, having a liquidation amount per share of $1,000, and 500 warrants to purchase Warrant Preferred Stock, which were exercised immediately by the Treasury, for total proceeds of $10,000. The Preferred Stock qualifies as Tier 1 capital and provide for cumulative compounding dividends at a rate of 5% per annum for the first five years and at a rate of 9% per annum thereafter. The Warrant Preferred Stock qualifies as Tier 1 capital and provide for cumulative compounding dividends at a rate of 9% per annum. We are prohibited from paying any dividend with respect to shares of common stock unless all accrued and unpaid dividends are paid in full on the Preferred Stock for all past dividend periods. The Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Preferred Stock.

Stockholders' equity at March 31, 2009 included $1,004 of accumulated other comprehensive income related to unrealized net gains on securities available for sale, net of the tax effect. At December 31, 2008, stockholders' equity included $598 of other comprehensive income related to unrealized net gains on securities. Cash dividends paid were $.11 per common share in the first quarter 2009 compared with $.11 per common share for second, third and fourth quarters of 2008, and $0.22 per share in the first quarter of 2008.

Table 13: Capital Ratios
 (dollars in thousands)
Holding Company                 At March 31,   At December 31,
                                    2009              2008       Minimum
Total Stockholders' Equity        $46,268           $35,805
Tier 1 Capital                     55,264            45,207
Total Regulatory Capital           59,967            49,749
Tier 1 to average assets             11.2%              9.4%        5.0%
Tier 1 risk-based capital ratio      14.7%             12.1%        4.0%
Total risk-based capital ratio       16.0%             13.3%        8.0%

Bank                            At March 31,   At December 31,
                                    2009              2008       Minimum
Total Stockholders' Equity        $40,652           $39,849
Tier 1 Capital                     39,648            39,251
Total Regulatory Capital           44,310            43,793
Tier 1 to average assets              8.1%              8.3%        5.0%
Tier 1 risk-based capital ratio      10.6%             10.6%        6.0%
Total risk-based capital ratio       11.9%             11.9%       10.0%

The adequacy of our capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of March 31, 2009 and December 31, 2008, the holding company and bank Tier 1 risk-based capital ratios, total risk-based capital ratios and Tier 1 leverage ratios were in excess of regulatory requirements. The Board continually evaluates short-term and longer-term capital needs of the holding company, and has an expressed goal of maintaining sufficient capital to remain a well-capitalized bank and bank holding company. The first quarter 2009 common dividend payout ratio was 87.4%. Subsequent to the payment of the 2009 first quarter dividend we have changed the frequency of payouts from quarterly to semi-annual dividends on our common stock payable in August and February,
and as disclosed in our 2008 Annual Report on Form 10-K.   Our ability to pay
dividends depends in part upon the receipt of dividends from the Bank and these dividends are subject to limitation under banking laws and regulations. Our declaration of dividends to our shareholders is discretionary and will depend upon operating results and our overall financial condition, regulatory limitations, tax considerations, and other factors. We are also prohibited from paying dividends on our common stock if we fail to make distributions or required payments on the trust preferred securities or on our preferred stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The information contained in this section of this quarterly report on Form 10-Q captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference. There was no material change in the information provided in response to Item 7A of our 2008 Form 10-K.

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

There were no changes in the internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

We have engaged Jefferson Wells International, Inc. to assist with the completion of the 2009 Internal Audit Plan and Sarbanes-Oxley compliance for 2009.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We may be involved from time to time in various routine legal proceedings incidental to our business. Neither we nor our subsidiaries are currently engaged in any legal proceedings that are expected to have a material adverse effect on our results of operation or results of condition.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, this report should be considered in light of the risk factors discussed in Item 1A. "Risk Factors" in our 2008 Form 10-K, which could materially affect our business, financial condition, or future results of operations. The risks described in the 2008 Form 10-K are not the only uncertainties we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 22, 2009, a special meeting of the shareholders was held to approve an amendment to the Company's Articles of Incorporation which authorized the issuance of up to 50,000 shares of a new class of no par value preferred stock that is required for participation in the TARP Plan. Voting for the proposal were 1,152,364 shares by proxy or in person. These shares represent approximately 70.1% of the total outstanding shares (1,643,278) eligible to vote.

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

                              MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  MAY 15, 2009           JAMES F. WARSAW
                              James F. Warsaw
                              President and Chief Executive Officer
                              (Principal Executive Officer)


Date:  MAY 15, 2009           RHONDA R. KELLEY
                              Rhonda R. Kelley
                              Principal Accounting Officer
                              (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                      to
                                   FORM 10-Q
                                      of
                     MID-WISCONSIN FINANCIAL SERVICES, INC.
                  for the quarterly period ended March 31, 2009
                   Pursuant to Section 102(d) of Regulation S-T
                         (17 C.F.R. <section>232.102(d))



The following exhibits are filed as part this report:

 31.1   Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
        2002
 31.2 Certification of Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
 32.1   Certification of CEO and Principal Accounting Officer pursuant to
        Section 906 of Sarbanes-Oxley Act of 2002