Form 10-Q
period 2009-06-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2009-08-14
CIK 785024

FORM 10-Q
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files).  Yes [ ]   No [ ]

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


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).          Yes [ ]   No [X]

As of August 3, 2009 there were 1,645,851 shares of $0.10 par value common stock outstanding.

                    MID-WISCONSIN FINANCIAL SERVICES, INC.

                               TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                            PAGE

         Item 1.   Financial Statements:

                   Consolidated Balance Sheets
                   June 30, 2009 and December 31, 2008                      3

                   Consolidated Statements of Income
                   Three and Six Months Ended June 30, 2009 and 2008        4

                   Consolidated Statements of Changes in
                   Stockholders' Equity
                   Six Months Ended June 30, 2009                           5

                   Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 2009 and 2008                 5-6

                   Notes to Consolidated Financial Statements              7-16

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    17-40

         Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk                                             41

         Item 4.   Controls and Procedures                                 41

PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings                                      42

         Item 1A.   Risk Factors                                           42

         Item 2.    Unregistered Sales of Equity Securities and Use of
                    Proceeds                                               42

         Item 3.    Defaults Upon Senior Securities                        42

         Item 4.    Submission of Matters to a Vote of Security Holders    42

         Item 5.    Other Information                                      43

         Item 6.    Exhibits                                               43

                    Signatures                                             44

                    Exhibit Index                                          44

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                    Mid-Wisconsin Financial Services, Inc.
                                and Subsidiary
                     Consolidated Balance Sheets ($000's)
                                                             June 30, 2009       December 31, 2008
                                                              (Unaudited)            (Audited)
ASSETS
Cash and due from banks                                          $7,113                  $9,605
Interest-bearing deposits in other financial institutions         4,014                      20
Federal funds sold                                                5,528                  22,300
Securities available for sale - at fair value                    92,836                  81,038
Loans held for sale                                               8,931                     484
Loans, net of unamortized fees                                  359,080                 364,381
Less: Allowance for loan losses                                  (7,600)                 (4,542)
Net loans                                                       351,480                 359,839
Accrued interest receivable                                       2,341                   1,986
Premises and equipment, net                                       8,566                   8,965
Other investments - at cost                                       2,616                   2,616
Other assets                                                     14,115                   9,128
TOTAL ASSETS                                                   $497,540                $495,981
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                    $48,166                 $55,694
Interest-bearing deposits                                       320,892                 329,981
  Total deposits                                                369,058                 385,675
Short-term borrowings                                            20,074                  11,311
Long-term borrowings                                             50,929                  49,429
Subordinated debentures                                          10,310                  10,310
Accrued interest payable                                          1,395                   1,718
Accrued expenses and other liabilities                            1,147                   1,733
Total liabilities                                               452,913                 460,176
Stockholders' equity:
  Preferred stock - No par value per share:
   Authorized - 50,000 shares
   Issued and outstanding -
   10,500 shares in 2009 and 0 shares in 2008                    10,031                       0
  Common stock-Par value $.10 per share:
   Authorized - 6,000,000 shares
   Issued and outstanding -
   1,645,851 shares in 2009 and 1,643,985 shares in 2008            165                     164
Additional paid-in capital                                       11,846                  11,804
Retained earnings                                                22,014                  23,239
Accumulated other comprehensive income                              571                     598
Total stockholders' equity                                       44,627                  35,805
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $497,540                $495,981

    The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                                Mid-Wisconsin Financial Services, Inc.
                                            and Subsidiary
                              Consolidated Statements of Income ($000's)
                                             (Unaudited)
                                                                  Three Months Ended               Six Months Ended
                                                             June 30, 2009   June 30, 2008   June 30, 2009   June 30, 2008
Interest and dividend income:
 Loans, including fees                                           $5,802          $6,487         $11,640         $13,198
 Securities
  Taxable                                                           855             793           1,656           1,568
  Tax-exempt                                                        113             143             241             315
 Other interest and dividend income                                  52              56             107             136
Total interest and dividend income                                6,822           7,479          13,644          15,217
Interest expense:
 Deposits                                                         2,030           2,517           4,154           5,358
 Short-term borrowings                                               28              44              57             105
 Long-term borrowings                                               490             590             972           1,197
 Subordinated debentures                                            153             153             307             307
Total interest expense                                            2,701           3,304           5,490           6,967
Net interest income                                               4,121           4,175           8,154           8,250
Provision for loan losses                                         2,750             705           3,500           1,635
Net interest income after provision
 for loan losses                                                  1,371           3,470           4,654           6,615
Non-interest income:
 Service fees                                                       300             349             602             703
 Trust service fees                                                 251             288             485             575
 Investment product commissions                                      65              70             118             118
 Net realized gain on sale of securities available for sale         453               0             453               0
 Other operating income                                             436             351             742             692
Total non-interest income                                         1,505           1,058           2,400           2,088
Other-than-temporary impairment losses, net
 Total other-than-temporary impairment losses                        85               0              85               0
 Amount in other comprehensive income, before taxes                  73               0              73               0
 Total impairment                                                    12               0              12               0
Non-interest expenses:
 Salaries and employee benefits                                   1,965           2,274           4,170           4,721
 Occupancy                                                          487             538             964           1,059
 Data processing and information systems                            151             198             328             383
 Operation of other real estate                                     886              72             963             125
 Legal and professional                                             239             177             447             360
 FDIC assessment                                                    452              11             610              21
 Other operating expenses                                           701             568           1,200           1,239
Total non-interest expenses                                       4,881           3,838           8,682           7,908
Income (loss) before provision (benefit) for income taxes        (2,017)            690          (1,640)            795
Provision (benefit) for income taxes                               (923)            190            (823)           (108)
Net income (loss)                                               $(1,094)           $500           $(817)           $903
Preferred stock dividends, discount accretion, and premium
amortization                                                       $158             $-             $228             $-
Net income (loss) attributable to common stockholders           $(1,252)           $500         $(1,045)           $903
Basic earnings (loss) per common share                           $(0.76)          $0.30          $(0.64)          $0.55
Diluted earnings (loss) per common share                         $(0.76)          $0.30          $(0.64)          $0.55
Cash dividends declared per common share                            N/A           $0.11           $0.11           $0.33

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                    Mid-Wisconsin Financial Services, Inc.
                                and Subsidiary
      Consolidated Statement of Changes in Stockholders' Equity ($000's)
                                    June 30, 2009
                                    (Unaudited)
                                                                                Additional                 Other
                                          Preferred Stock    Common Stock        Paid-In    Retained   Comprehensive
                                          Shares   Amount   Shares    Amount     Capital    Earnings        Loss       Totals
Balance, December 31, 2008                    0     $-    1,643,985    $164      $11,804     $23,239         $598      $35,805
Comprehensive Income:
  Net income (loss)                                                                             (817)                     (817)
  Other comprehensive gain (loss)                                                                             (27)         (27)
    Total comprehensive income (loss)                                                                                     (844)
Issuance of preferred stock              10,000    9,442                                                                 9,442
Issuance of preferred stock warrants        500      557                                                                   557
Accretion of preferred stock discount                 36                                         (36)                        0
Amortization of warrant preferred stock
premium                                               (4)                                          4                         0
Issuance of common stock
Proceeds from stock purchase plans                            1,866       1           17                                    18
Common stock dividends                                                                          (181)                     (181)
Preferred stock dividends                                                                       (195)                     (195)
Stock-based compensation                                                              25                                    25
Balance, June 30, 2009                   10,500  $10,031  1,645,851    $165      $11,846     $22,014         $571      $44,627

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                    Mid-Wisconsin Financial Services, Inc.
                                and Subsidiary
                Consolidated Statements of Cash Flows ($000's)
                                  (Unaudited)
                                                                Six months ended June 30,
                                                                     2009       2008
 Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income (loss)                                              $(817)       $903
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for depreciation and net amortization               474         535
        Provision for loan losses                                   3,500       1,635
        Provision for valuation allowance - other real estate         777           0
        Gain on sale of investment securities                        (453)          0
        Other-than-temporary impairment losses, net                    12           0
        Loss on premises and equipment disposals                        4           0
        Loss on sale of foreclosed real estate                         76           0
        Stock-based compensation                                       25          19
        Changes in operating assets and liabilities:
        Loans held for sale                                        (8,447)        352
        Other assets                                                 (871)        106
        Other liabilities                                            (977)     (1,160)
  Net cash provided by (used in) operating activities              (6,697)      2,390

ITEM 1.  Financial Statements Continued:

                    Mid-Wisconsin Financial Services, Inc.
                                and Subsidiary
                Consolidated Statements of Cash Flows ($000's)
                                  (Unaudited)
                                                                 Six months ended June 30,
                                                                      2009       2008
  Cash flows from investing activities:
     Net increase in interest-bearing deposits
      in other financial institutions                               (3,993)         0
     Net decrease in federal funds sold                             16,772         45
     Securities available for sale:
          Proceeds from sales                                        7,792          0
          Proceeds from maturities                                  12,796     11,740
          Payment for purchases                                    (36,944)   (11,002)
     Net (increase) decrease in loans                                4,138     (8,246)
     Capital expenditures                                              (82)      (197)
     Proceeds from sale of other real estate                           372        175
  Net cash (provided by) used in investing activities                  851     (7,485)
  Cash flows from financing activities:
     Net increase (decrease) in deposits                           (16,617)       877
     Net increase (decrease) in short-term borrowings                8,763     (4,641)
     Proceeds from issuance of long-term borrowings                  6,500     11,000
     Principal payments on long-term borrowings                     (5,000)    (5,000)
     Proceeds from issuance of preferred stock                      10,000          0
     Issuance of common stock                                           18         18
     Cash dividends paid on preferred stock                           (129)         0
     Cash dividends paid on common stock                              (181)      (542)
   Net cash provided by financing activities                         3,354      1,712
Net decrease in cash and due from banks                             (2,492)    (3,383)
Cash and due from banks at beginning                                 9,605     15,371
Cash and due from banks at end                                      $7,113    $11,988
  Supplemental cash flow information:                                 2009       2008
     Cash paid during the year for:
          Interest                                                  $5,814     $7,599
          Income taxes                                                $379       $495
  Noncash investing and financing activities:
          Loans transferred to other real estate                      $722       $494
          Loans charged-off                                           $555     $1,027
          Proceeds due from broker security transactions            $4,928        $-
          Dividends declared but not yet paid on preferred stock       $67        $-

                    MID-WISCONSIN FINANCIAL SERVICES, INC.
                                and Subsidiary
             Notes to Unaudited Consolidated Financial Statements
                                  ($000's)

Note 1 - Basis of Presentation

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Mid-Wisconsin Financial Services, Inc.'s and Subsidiary (the "Company") financial position, results of its operations, changes in stockholders' equity and cash flows for the periods presented, and all such adjustments are of a normal recurring nature. The consolidated financial positions include the accounts of all subsidiaries. All material intercompany transactions and balances are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. In preparation of these statements and in accordance with FAS 165, Subsequent Events, we have reviewed and evaluated subsequent events through the date this Form 10-Q was filed.

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in our Annual Report on Form 10-K, for the year ended December 31, 2008 ("2008 Form 10-K"), should be referred to in connection with the reading of these unaudited interim financial statements.

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

New Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Positions ("FSP") No. FAS 157-2, "Effective - Date of FASB Statement No. 157," ("FSP157-2"). FSP 157-2 delays the effective date of FASB Statement No. 157, "Fair Value Measurements," ("SFAS 157") for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted FSP 157-2 at the beginning of 2009, as required, with no material impact on its results of operations, financial position and liquidity.

In April 2009, FASB issued FSP No. 115-2 and FSP No. 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments. This statement changes how entities will evaluate whether a debt or equity security is other than temporary impaired. The adoption of this statement did not have a significant impact on our financial statements.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly. This pronouncement provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this statement did not have a significant impact on our financial statements.

In April 2009, the FASB issued FSP 107-1, Interim Disclosures About Fair Value of Financial Instruments. This statement amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual statements. See Note 4- Fair Value Accounting for additional disclosure requirements regarding the adoption of this statement.

In May 2009, the FASB issued FAS 165, Subsequent Events, setting forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, and the circumstances under which entities shall recognize such events after the balance sheet date in its financial statements. Adoption of this standard and the required disclosures is not expected to have a material impact on our consolidated financial statements. In preparation of these statements and in accordance with FAS 165, we have reviewed and evaluated subsequent events through the date this Form 10-Q was filed.

In June 2009, the FASB issued SFAS 166, Accounting for Transfers Of Financial Assets- an amendment of FAS 140 ("SFAS 166") which among other things amends the criteria for whether a transfer qualifies for sale accounting when only a portion of a financial asset is transferred. This guidance impacts many types of financial assets (e.g. loan participations, sales of mortgages or installment loans) occurring after the effective date of November 15, 2009. The adoption of SFAS 166 is not expected to have a material effect on our consolidated financial statements.

In June 2009, the FASB also issued SFAS 167, Amendments to FASB Interpretation No. 46 (R) ("SFAS 167") which changes the consolidation rules as they apply to variable interest entities. This guidance is effective January 1, 2010 and is intended to address concerns about companies' ability to structure transactions to avoid consolidation. The adoption of SFAS 167 is not expected to have a material effect on our consolidated financial statements.

On July 1, 2009, the FASB accounting standards codification became the single source of authoritative nongovernmental U.S. GAAP. The Codification, which will be effective in the third quarter of 2009, is not intended to change GAAP but will change references in financial statements and accounting policies.

Note 2 - Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are based upon the net income (loss) available to common stockholders and the weighted average number of common shares outstanding. Diluted earnings (loss) per common share include the potential common stock shares issued if outstanding stock options were exercised.

Presented below are the calculations for basic and diluted earnings (loss) per common share:

                                                    Three Months Ended June 30,   Six Months Ended June 30,
                                                         2009         2008            2009        2008
                                                              (In thousands, except per share data)
Net income (loss)                                     $(1,094)        $500           $(817)       $903
Preferred dividends and discount accretion               (158)           0            (228)          0
Net income (loss) available to common stockholders     (1,252)         500          (1,045)        903
Weighted average shares outstanding                     1,645        1,642           1,645       1,642
Effect of dilutive stock options outstanding                0            0               0           0
Diluted weighted average shares outstanding             1,645        1,642           1,645       1,642
Earnings (loss) per common share:
  Basic                                                $(0.76)       $0.30          $(0.64)      $0.55
  Diluted                                              $(0.76)       $0.30          $(0.64)      $0.55

Note 3 - Other Real Estate
(dollars in thousands)

 A summary of Other Real Estate ("ORE"), which is included in other assets, is as follows:

                                                       June 30,          December 31,
                                                          2009               2008
Beginning Balance                                       $2,556              $2,352
Transfer of loans at net realizable value to ORE           722                 895
Sales/lease proceeds, net                                 (372)               (407)
Net loss from sale of ORE                                  (76)                (11)
Provision charged to operations-net                       (777)               (273)
   Total other real estate, net of valuation reserve    $2,053              $2,556

Changes in the valuation reserve for losses on other real estate were as follows:

                                        June 30,     December 31,
                                           2009          2008
Beginning Balance                        $2,616         $2,343
Provision charged to operations-gross       777            273
Amounts related to ORE disposed of         (310)             0
Balance at end of period                 $3,083         $2,616

In 2007, the collateral and properties which secured loans to a former car dealership and its owners ("Impaired Borrower") were surrendered to Mid-Wisconsin Bank ("Bank") as described in the 2008 Form 10-K. The properties of the Impaired Borrower are the largest assets in ORE for each of the periods shown above. The amounts remaining as nonperforming assets, included in ORE or other repossessed assets related to the Impaired Borrower, totaled $1,625 and $2,514 at June 30, 2009 and December 31, 2008, respectively.

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

Securities available for sale - Securities available for sale may be classified as Level 1, Level 2, or Level 3 measurements within the fair value hierarchy. Level 1 securities include equity securities traded on a national exchange.
The fair value measurement of a Level 1 security is based on the quoted price of the security. Level 2 securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities, and mortgage related securities. The fair value measurement of a Level 2 security is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data. Level 3 securities include trust preferred securities that are not traded in a market and two non-agency mortgage-backed securities. The fair value measurement of a Level 3 security is based on a discounted cash flow model that incorporates assumptions market participants would use to measure the fair value of the security.

Loans held for sale - Loans held for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. The fair value measurement of a loan held for sale is based on current secondary market prices for similar loans, which is considered a Level 2 non recurring fair value measurement.

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

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of June 30, 2009 follows.

Assets and Liabilities Measured on a Nonrecurring Basis

                                         Fair Value Measurements Using
                               June 30, 2009     Level 1     Level 2     Level 3
Securities available for sale      $92,836          $-       $90,496      $2,340
Impaired loans                      $6,692          $-          $-        $6,692


The table below presents a rollforward of the balance sheet amounts for the quarter and six months ended June 30, 2009, and for the year ended December 31, 2008, for the financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

                                                  Securities      Impaired Loans
Balance, December 31, 2008                          $1,952            $6,276

Total gains (losses) (realized/unrealized)
     Included in earnings                              (12)             (921)
     Included in other comprehensive income            (73)                0

Purchases, issuances and settlements                     0              (685)

Transfers in and/or out of Level 3                     473             2,022

Balance, June 30, 2009                              $2,340            $6,692

See also Note 5 - Investment Securities for a discussion of Level 3 securities.

For purposes of impairment testing, nonaccrual loans greater than an established threshold are individually evaluated for impairment. Substantially all of these loans are collateral dependent. A valuation allowance is recorded for the excess of the loan's recorded investment over the fair value of the collateral less selling costs. This valuation allowance is a component of the allowance for loan losses. The fair value is determined based on third-party appraisals, tax bills, sales of similar properties less estimated selling costs and other factors including estimated holding periods if foreclosure occurs. The carrying value of the impaired loans that were substantially collateral-dependent were $8,212 and $7,076 with a valuation allowance of $1,520 and $800 at June 30, 2009 and December 31, 2008, respectively.

Assets and Liabilities Measured on a Nonrecurring Basis

                                 Fair Value Measurements Using
                       June 30, 2009     Level 1     Level 2     Level 3
Loans held for sale        $8,931                     $8,931
Other real estate          $2,053                     $2,053

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

The following table summarizes the information required by SFAS 107:

                                June 30, 2009               December 31, 2008
                             Carrying   Estimated          Carrying   Estimated
                              Amount    Fair Value          Amount    Fair Value
Financial assets:
  Cash and short-term
    investments               $16,655     $16,655           $31,925     $31,925
  Securities and other
    investments                95,452      96,192            83,654      83,692
  Net loans                   360,411     351,565           360,323     358,716
  Accrued interest
    receivable                  2,341       2,341             1,986       1,986

Financial liabilities:
  Deposits                    369,058     371,843           385,675     383,389
  Short-term borrowings        20,074      20,074            11,311      11,311
  Long-term borrowings         50,929      52,088            49,429      50,742
  Subordinated debentures      10,310      10,310            10,310      10,310
  Accrued interest payable      1,395       1,395             1,718       1,718

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

Deposits - The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW accounts, and money market accounts, is equal to the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate reflects the credit quality and operating expense factors of the Company.

Short-Term Borrowings - The carrying amount reported in the consolidated balance sheets for short-term borrowings approximates the liability's fair value.

Long-Term Borrowings - The fair values are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Subordinated Debentures - The carrying amount of the debt approximates fair value.

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

Limitations - Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of particular financial instruments. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment, intangibles, other assets and other liabilities. The value of long-term relationships with depositors (core deposit intangibles) is not reflected and this value is significant. In addition, the tax ramifications related to the realization of the unrealized gains or losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Because of the wide range of valuation techniques and the numerous assumptions which must be made, it may be difficult to compare our Company's fair value to that of other financial institutions. It is important that the many assumptions discussed above be considered when using the estimated fair value disclosures and to realize that because of the uncertainties, the aggregate fair value should in no way be construed as representative of the underlying value of the Company.

Note 5- Investment Securities
(dollars in thousands)

The amortized cost and fair values of investment securities available for sale were as follows.

                                                   Gross     Gross
                                      Amortized    Unreal    Unreal    Fair
                                         Cost      Gains     Losses    Value
June 30, 2009:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies                $200        $-         $2       $198
Mortgage-backed securities             76,800      1,504       507     77,797
Obligations of states and political
subdivisions                           13,197        329        -      13,526
Corporate debt securities               1,675         -        511      1,164
Total debt securities                  91,872      1,833     1,020     92,685
Equity securities                         151          0         0        151
Totals                                $92,023     $1,833    $1,020    $92,836

                                                   Gross     Gross
                                      Amortized    Unreal    Unreal    Fair
                                         Cost      Gains     Losses    Value
December 31, 2008:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies                $200         $1       $-        $201
Mortgage-backed securities             64,421      1,162       510     65,073
Obligations of states and political
subdivisions                           13,693        318         5     14,006
Corporate debt securities               1,675         -         68      1,607
Total debt securities                  79,989      1,481       583     80,887
Equity securities                         151          0         0        151
Totals                                $80,140     $1,481      $583    $81,038

The amortized cost and fair values of investment securities available for sale at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Debt Securities Available for Sale              Amortized Cost          Fair Value
Due in one year or less                             $1,437                 $1,452
Due after one year through five years                8,876                  9,000
Due after five years through ten years               2,932                  2,997
Due after ten years through fifteen years            1,827                  1,439
Mortgage-backed securities                          76,800                 77,797
Total debt securities available for sale           $91,872                $92,685

The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009.

                               Less Than 12 Months       12 Months or More               Total
                                          Unrealized                Unrealized                Unrealized
                             Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
June 30, 2009:
US Treasury obligations and
direct obligations of U.S.
government agencies              $198          $2           $-          $-           $198          $2
Mortgage-backed securities     15,754         146         1,923         361        17,677         507
Corporate securities              339         511            -           -            339         511
Obligations of states and
political subdivisions             -           -             -           -             -           -
Total                         $16,291        $659        $1,923        $361       $18,214      $1,020

We continue to monitor our exposure to other-than-temporary impairment ("OTTI") that may result due to adverse economic conditions currently being experienced. A determination as to whether a security's decline in market value is OTTI takes into consideration the length of time the security has been in an unrealized loss position, changes in security ratings, financial condition of the issuer, as well as security and industry specific economic conditions. In addition, to its debt securities, the Company may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds, and the value of any underlying collateral. For debt securities in unrealized loss positions, the Company prepares cash flow analyses to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.

Included in the investment portfolio are two non-agency mortgage-backed securities that have been evaluated quarterly in 2009 for OTTI. There is currently no active secondary market for these two securities and there can be no assurance that any secondary market for the securities will develop. The second quarter 2009 valuation determined one security had OTTI and therefore, has now been classified as a Level 3 security. The total credit loss of $12 related to this non-agency security was recognized in earnings in the second quarter of 2009. The remaining unrealized loss on this security before taxes, of $73 was determined to be due to other factors such as liquidity and interest rate risk rather than credit risk. The Company recognized the unrealized loss through accumulated other comprehensive loss in the equity section of the balance sheet, net of $29 in taxes.

              Moody's                                 Value at June 30, 2009
              Rating      Collateral               Book Value        Fair Value
Security 1      B3    Manufactured housing            $410              $241
Security 2      Aa1   Whole loans                     $576              $526

The calculations used to determine fair value are based on the attributes of the non-agency mortgage-backed securities, the attributes of the mortgages underlying the securities, and market based-assumptions. The Company currently has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

In addition to the two non-agency mortgage-backed securities described above, we received notification that interest payments, on a private placement trust preferred security that we own and classified as Level 3 security, will be deferred until a later time. We calculated an estimated fair value for this security based on a discounted cash flow analysis. The $233, net of tax, impairment was recognized only through accumulated other comprehensive loss in the equity section as there was no credit loss identified for this security at this time.

Based on the Company's evaluation, management believes any individual unrealized loss on other securities at June 30, 2009 does not represent an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current volatile market conditions, and not credit deterioration.

Note 6- Stockholders' Equity
(dollars in thousands)

The Company's Articles of Incorporation, as approved and amended at a shareholder meeting on January 22, 2009, authorized the issuance of 50,000 shares of no par value preferred stock. In February 2009, under the United States Department of the Treasury ("Treasury") Capital Purchase Program ("CPP"), the Company issued 10,000 shares of preferred stock (with a liquidation preference of $1,000 per share) and 500 warrants to purchase Warrant Preferred Stock, which were exercised immediately by the Treasury. Amounts recorded for Preferred Stock and Warrant Preferred Stock were estimated based on an allocation of the total proceeds from the issuance on the relative fair values of both instruments. Fair value of the Preferred Stock was determined based on assumptions regarding the discount rate (market rate) on the Preferred Stock (estimated 12%). Fair value of the Warrant Preferred Stock is based on the value of the underlying Preferred Stock based on the Treasury's intent to immediately exercise the warrants. The allocation of the proceeds received resulted in the recording of a discount on the Preferred Stock and a premium on the Warrant Preferred Stock, which will be amortized on an effective yield basis over a five-year term. The allocated carrying value of the Preferred Stock and Warrant Preferred Stock on the date of issuance (based on their relative fair values) was $9,442 and $558, respectively. The allocated carrying value of the Preferred Stock and Warrant Preferred Stock on June 30, 2009
(based on their relative fair values) was $9,478 and $553 respectively. Cumulative dividends on the Preferred Stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share. The Company is prohibited from paying any dividend with respect to shares of common stock unless all accrued and unpaid dividends are paid in full on the Preferred Stock for all past dividend periods. The Preferred Stock is non-voting, other than on matters that could adversely affect the Preferred Stock. The Preferred Stock may be redeemed at any time with regulatory approval. The Treasury may also transfer the Preferred Stock to a third party at any time. All $10,000 of Preferred Stock and the Preferred Stock Warrants, under the CPP program, qualifies as Tier 1 Capital for regulatory purposes at the holding company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

We operate as a one bank holding company and own Mid-Wisconsin Bank, chartered as a state bank in Wisconsin. We provide a wide variety of loan, deposit and other banking products and services to our business, individual, and municipal customers, as well as a full range of wealth management and cash management services.

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations as of and for the three and six month periods ended June 30, 2009 and 2008. It is intended to supplement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

Special Note Regarding Forward-Looking Statements

Statements made in this document and in documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management's plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements may be identified by the use of words such as "believe," "expect," "anticipate," "plan," "estimate," "should," "will," "intend," or similar expressions. Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Company and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond the Company's control, include the following:

   o operating, legal and regulatory risks;
   o economic, political and competitive forces affecting our banking and wealth management businesses;
   o impact on net interest income from changes in monetary policy and general economic conditions;
   o the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;
   o other factors discussed under Item 1A, "Risk Factors" in the 2008 Form 10-K and elsewhere herein, and from time to time in our other filings with the Securities and Exchange Commission after the date of this report.

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

We consider the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover credit losses within the loan portfolio and the material effect that these estimates can have on our results of operations. The components of the allowance represent estimation pursuant to either SFAS No. 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. At least quarterly, we review the assumptions and formulas by which additions are made to the specific and general allowance for loan losses in an effort to refine such allowance in light of the current status of the factors involved in the calculation. The total loan portfolio is thoroughly reviewed at least quarterly for satisfactory levels of general and specific reserves together with impaired loans to determine if write-downs are necessary. While our evaluation of the allowance for loan losses at June 30, 2009 considers the allowance to be adequate, under adversely different conditions or assumptions, we would need to increase the allowance by an amount that cannot be reasonably estimated at this time.

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

The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management's current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The company believes the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements.

All information included in Management's Discussion and Analysis of Financial Condition and Results of Operations is shown in thousands of dollars.

Results of Operations

We reported a second quarter 2009 net loss attributable to common stockholders of ($1,252), or ($0.76) per diluted share compared to net income of $500 or $0.30 per diluted share for the second quarter of 2008. Financial results in the second quarter of 2009 included after-tax, securities gains of $272 or $0.16 per share, special FDIC insurance assessment of $138 or ($0.08) per share, write-downs and losses on sales of OREO of $512 or ($0.31) per share, higher provision for loan losses compared with the first quarter of 2009 of $1,200 or ($.73) per share and dividends paid to the CPP program of $158,000 or ($0.10) per share. Net income (loss) attributable to common stockholders was ($1,045), or ($0.64) per diluted share, for the six months ended June 30, 2009, compared to net income of $903, or $.55 per diluted share, in the comparable 2008 period. The 2008 net income included a $243 tax benefit relating to a favorable Tax Court ruling.

Return on average assets for the six months ended June 30, 2009 was (.42%) compared to .38% for the same period in 2008. Return on equity for the six months ended June 30, 2009 was (4.86%) versus 5.15% for the same period in 2008.

Other key factors affecting current quarter and year-to-date results were:

   o Net interest income on a fully taxable-equivalent basis in the first six months of 2009 decreased $132 or 1.6% over the amount recorded in the related 2008 period. Interest income decreased 10.4% while interest expense on deposits and borrowings decreased 21.2 % in a comparison of the first six months for 2009 and 2008. The unfavorable interest rate variance was partially offset by favorable volume variances, as changes in the balances and mix of earning assets and interest-bearing liabilities added $395 to taxable-equivalent net interest income.

   o Net interest income on a fully taxable-equivalent basis increased $80 in the second quarter of 2009 over the $4,114 recorded in the first quarter of 2009, but $77 below the amount recorded in the second quarter of 2008. In the second quarter of 2009, the cost of deposits has fallen faster than the decrease in loan rates thereby resulting in an improved interest margin.

   o Loans of $359,080 at June 30, 2009, decreased $5,301 from December 31, 2008. Commercial loan demand decreased across all of our markets during late 2008 and little growth is expected in 2009. Competition among local and regional banks for credit- worthy borrowers and core deposit customers remains high.

   o Total deposits were $369,058 at June 30, 2009 or $16,617 below the December 31, 2008 level due primarily to a reduction in brokered deposits. The level of core deposits remains steady since December 2008 thereby aiding the net interest margin.

   o Net charge-offs for the second quarter of 2009 were $302, and $442 for the first six-months of 2009. Net charge-offs for the three and six month periods of 2008 were $577 and $815, respectively. The provision for loan losses was $2,750 for the second quarter of 2009 compared with $705 in the related 2008 period and $750 in the first quarter of 2009. The elevated provision for loan losses in 2009 resulted from increased delinquencies in existing commercial real estate and construction credits, which are a result of weakness in the local economies, and further deterioration in collateral values; as well as internal assessments of currently performing loans with increased risk for future delinquencies. The increased provision in 2009 resulted in increasing the allowance for loan losses to period-end loans to 2.12% at June 30, 2009 up from 1.25% at December 31, 2008.

   o Nonperforming assets were $14,037 at June 30, 2009 as compared to $12,115 at year-end 2008 and $11,023 at June 30, 2008. The growth in collateral-dependent nonperforming assets in the loan portfolio is the result of the slowdown in the local economies as well as deterioration in loan participations purchased from other banks.

   o Noninterest income during the first six months of 2009 was $2,400, up $312 from the first six months of 2008 due primarily to a $453 gain on sale of securities and increases in mortgage banking income of $129. These increases were partially offset by decreases in wealth management fees of $42 due primarily to the decline in the value of assets under management for customers on which fees are based, and a decrease in deposit service fees of $49.

   o Noninterest expense increased $1,080, or 28%, in the second quarter of 2009 from the first quarter of 2009 due to the FDIC special assessment and losses on sales and impairment write-downs on other real estate totaling $1,073.

   o Noninterest expense for the first six months of 2009 was $8,682, an increase of $774 compared to the related 2008 period. Excluding the $589 increase in FDIC assessments and the $838 increase in operation of other real estate between periods, noninterest expenses would have decreased $653.

   o Stockholders' equity at June 30, 2009 was $44,627 compared to $35,805 at December 31, 2008. On February 20, 2009, as part of the CPP program, we issued 10,000 shares of the Company's no par value Preferred Stock and 500 warrants to purchase Warrant Preferred Stock, which were exercised immediately by the Treasury, for total proceeds of $10,000.

The second quarter of 2009 continued to be challenging for many financial institutions as they continued to feel the impact of the negative business cycle. A variety of economic factors including the devaluation of home and commercial real estate properties which is further impacted by rising unemployment have negatively influenced our results. We expect to be challenged throughout the remainder of the year with credit quality and demand being impacted by foreclosures and related sales, refinancing activities, maintaining and improving the net interest margin, and decreased noninterest income.

The following Table 1 presents quarterly summary results of operations.

Table 1: Summary Results of Operations
(Dollars in thousands, except per share data)
                                                                   Three Months Ended,
                                                  June 30,   March 31,   December 31,   September 30,   June 30,
                                                    2009       2009          2008            2008         2008
Results of operations:
Interest income                                    $6,822     $6,822        $7,159          $7,356       $7,479
Interest expense                                    2,701      2,789         3,112           3,218        3,304
Net interest income                                 4,121      4,033         4,047           4,138        4,175
Provision for loan losses                           2,750        750           935             630          705
Net interest income after provision for loan
losses                                              1,371      3,283         3,112           3,508        3,470
Non-interest income                                 1,505        895           937           1,001        1,058
Other-than-temporary impairment losses, net            12          0             0               0            0
Non-interest expenses                               4,881      3,801         3,942           4,160        3,838
Income (loss) before provision (benefit) for
income taxes                                       (2,017)       377           107             349          690
Provision (benefit) for income taxes                 (923)       100            59              58          190
Net income (loss)                                 $(1,094)      $277           $48            $291         $500
Preferred stock dividends, discount accretion,
and premium amortization                              158         70             0               0            0
Net income (loss) available to common
stockholders                                      $(1,252)      $207           $48            $291          $500
Return on average assets                            -1.00%      0.17%         0.04%           0.24%         0.42%
Return on average equity                           -10.84%      2.08%         0.54%           3.28%         5.70%
Return on average common equity                    -13.83%      2.33%         0.54%           3.28%         5.70%
Equity to average assets                             9.26%      8.21%         7.35%           7.35%         7.43%
Common equity to average assets                      6.92%      7.31%         7.35%           7.35%         7.43%
Net interest margin (1)                              3.53%      3.56%         3.59%           3.69%         3.81%
Average Balance Sheet
Loans net of unearned income                     $365,438   $364,795      $363,129        $365,879      $362,082
Assets                                            500,149    492,333       481,705         479,973       475,203
Deposits                                          382,045    381,375       369,248         367,905       362,060
Short-term borrowings                              10,288      9,702        11,970          10,957        11,288
Long-term borrowings                               47,698     57,822        51,298          52,429        52,429
Stockholders' equity                               46,317     40,417        35,429          35,274        35,305
Ending Balance Sheet
Loans net of unearned income                     $359,080    $362,913     $364,381        $362,445      $364,926
Assets                                            497,540     500,405      495,981         474,699       481,785
Deposits                                          369,058     385,137      385,675         364,247       370,356
Stockholders' equity                               44,627      46,268       35,805          35,558        34,921
Financial Condition Analysis
Total risk-based capital                            15.06%      15.96%       13.33%          13.48%        13.34%
Net charge-offs to average loans                     0.08%       0.04%        0.44%           0.12%         0.16%
Nonperforming loans to gross loans                   3.21%       3.19%        2.62%           2.58%         2.29%
Efficiency ratio (1)                                85.85%      75.88%       77.92%          79.62%        72.18%
Net interest income to average assets (1)            0.82%       0.84%        0.86%           0.88%         0.90%
Non-interest income to average assets                0.30%       0.18%        0.19%           0.21%         0.22%
Non-interest expenses to average assets              0.98%       0.77%        0.82%           0.87%         0.81%
Stockholders' Data
Diluted earnings (loss) per common share           $(0.76)      $0.13        $0.03           $0.18         $0.30
Book value per common share                        $21.02      $22.04       $21.78          $21.64        $21.26
Dividends per common share                           N/A        $0.11        $0.11           $0.11         $0.11
Dividend payout ratio                                N/A         87.4%       377.1%           62.2%         36.2%
Average common shares outstanding-basic             1,645       1,643        1,643           1,643         1,642
Average common shares outstanding-diluted           1,645       1,643        1,643           1,643         1,643
Stock Price Information (2)
High                                               $16.25      $12.80       $18.00          $21.00        $23.50
Low                                                  8.50        7.55        12.25           18.00         20.67
Market price at quarter end                         13.15        8.50        12.25           18.00         21.00

(1)  Fully taxable-equivalent basis, assuming a Federal tax rate of 34% and excluding disallowed interest expense.
(2) Bid price

Net Interest Income

For the second quarter 2009, net interest income on a taxable-equivalent basis was $4,194 compared to $4,271 in the related 2008 period. This $77 decrease in net interest income between these periods was attributable to a $679 reduction in interest earned on assets which was partially offset by a reduction of $602 in interest paid on liabilities. Average interest-earning assets increased $26,015 or 6% between periods due to higher volume of short-term investments and taxable securities. Average loans for the second quarter of 2009 were $365,438 or an increase of $3,356 over the related 2008 balance of $362,082. The impact of a higher level of nonaccrual loans and the reversal of interest related to these loans negatively impacted the margin in comparison with the second quarter of 2008. Average taxable securities for the second quarter 2009 were $76,322, up $10,143 from the comparable quarter in 2008 due to the soft loan demand. Average deposits for the second quarter of 2009 increased $19,985 to $382,044 compared with $362,059 for the related 2008 period. Lower-cost savings deposits increased $10,083, time deposits increased $4,340 and demand deposits increased $4,115 during the period comparison. The growth in core deposits between periods has allowed us to reduce our reliance on short-term and long-term wholesale funding sources.

The net interest margin for the second quarter of 2009 was 3.53%, 28 basis points lower than the same period in 2008. The reduction in rates earned on assets decreased faster than the rates paid on liabilities, thereby reducing the rate spread and net interest margin percentage. The yield on earning assets was 5.80% for the second quarter of 2009, which was 94 basis points lower than the comparable period last year. This was attributable to lower loan yields (down 84 basis points to 6.38%), and short-term investments (down 181 basis points to .79%). Loan yields were impacted by higher levels of nonaccrual loans, a decline in yields on the loan portfolio due to the repricing of adjustable rate loans in a lower rate environment, and reduced loan demand in our markets.

The rate paid on interest-bearing liabilities of 2.70% for the second quarter of 2009 was 69 basis points lower than the same period in 2008. Rates on time deposits were down 103 basis points to 3.27% and the cost of savings deposits fell 28 basis points, to 1.43%. The cost of short-term borrowings was down 43 basis points, while the cost of long-term borrowings declined 40 basis points to 4.12%.

Given the current interest rate environment, the level of nonaccrual loans and competitive challenges we expect downward pressure on the net interest margin for the remainder of 2009.

Table 2:  Quarterly Net Interest Income Analysis - Taxable Equivalent Basis
(Dollars in thousands)
                                                Three months ended June 30, 2009      Three  months ended June 30, 2008
                                              Average      Interest       Average     Average      Interest       Average
                                              Balance   Income/Expense   Yield/Rate   Balance   Income/Expense   Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                            $365,438        $5,815         6.38%    $362,082        $6,503         7.22%
Investment securities:
  Taxable                                      76,322           855         4.49%      66,179           793         4.82%
  Tax-exempt (2)                               11,665           180         6.18%      13,645           221         6.55%
Other interest-earning assets                  23,230            45         0.79%       8,734            57         2.60%
Total earning assets                         $476,655        $6,895         5.80%    $450,640        $7,574         6.74%

Cash and due from banks                        $7,450                                  $7,661
Other assets                                   21,533                                 $22,002
Allowance for loan losses                      (5,489)                                 (5,100)
Total assets                                 $500,149                                $475,203

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand                     $27,812           $46         0.66%     $26,364           $50         0.76%
  Savings deposits                            108,897           388         1.43%      98,814           421         1.71%
  Time deposits                               195,739         1,597         3.27%     191,399         2,046         4.30%
Short-term borrowings                          10,288            28         1.11%      11,288            43         1.54%
Long-term borrowings                           47,698           490         4.12%      52,429           590         4.52%
Subordinated debentures                        10,310           153         5.98%      10,310           153         5.98%
Total interest-bearing liabilities           $400,743        $2,701         2.70%    $390,604        $3,303         3.39%

Demand deposits                                49,597                                  45,482
Other liabilities                               3,492                                   3,812
Stockholders' equity                           46,317                                  35,305
Total liabilities and stockholders' equity   $500,149                                $475,203

Net interest income and rate spread                         $4,194          3.10%                    $4,271        3.35%
Net interest margin                                                         3.53%                                  3.81%

(1) Non-accrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and investments is computed on a tax-equivalent basis using a Federal tax rate of 34% and excluding disallowed interest expense.
(3) Interest income includes loan fees of $179 in 2009 and $183 in 2008.

Table 3:  Quarterly Volume/Rate Variance - Taxable Equivalent Basis
(Dollars in thousands)
                                      Three months ended June 30,
                                            2009 vs 2008
                                                Due to
                                    Volume       Rate          Net
  Loans                               $60       ($748)       $(688)
  Taxable investments                 122         (60)          62
  Nontaxable investments              (32)         (9)         (41)
  Other interest income                94        (106)         (12)
Total interest-earning assets         244        (923)        (679)

  Interest-bearing demand               3          (7)          (4)
  Savings deposits                     43         (76)         (33)
  Time deposits                        47        (497)        (450)
  Short-term borrowings                (4)        (11)         (15)
  Long-term borrowings                (53)        (47)        (100)
  Subordinated debentures               0           0           (0)
Total interest-bearing liabilities     36        (638)        (602)
Net Interest Income                  $208       ($285)        ($77)

Table 4:  Year-To-Date Net Interest Income Analysis - Taxable Equivalent Basis
(Dollars in thousands)
                                                   Six months ended June 30, 2009        Six months ended June 30, 2008
                                               Average      Interest       Average     Average     Interest        Average
                                               Balance   Income/Expense   Yield/Rate   Balance   Income/Expense   Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                            $365,119       $11,667          6.44%    $359,235      $13,228          7.41%
Investment securities:
  Taxable                                      71,694         1,656          4.66%      65,095        1,568          4.84%
  Tax-exempt (2)                               12,272           381          6.26%      15,008          475          6.36%
Other interest-earning assets                  23,323            94          0.81%       9,543          136          2.86%
Total earning assets                         $472,408       $13,798          5.89%    $448,881      $15,407          6.90%

Cash and due from banks                        $7,581                                   $7,726
Other assets                                   21,460                                  $21,779
Allowance for loan losses                      (5,183)                                  (4,716)
Total assets                                 $496,265                                 $473,670

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand                     $30,428          $100          0.66%     $27,781         $129          0.93%
  Savings deposits                            108,156           791          1.47%     100,041        1,019          2.05%
  Time deposits                               193,285         3,263          3.40%     188,453        4,211          4.49%
Short-term borrowings                           9,996            57          1.15%      11,806          105          1.78%
Long-term borrowings                           47,606           972          4.12%      51,885        1,196          4.64%
Subordinated debentures                        10,310           307          5.98%      10,310          307          5.98%
Total interest-bearing liabilities           $399,781        $5,490          2.77%    $390,276       $6,967          3.59%

Demand deposits                                49,842                                   44,526
Other liabilities                               3,260                                    3,584
Stockholders' equity                           43,383                                   35,284
Total liabilities and stockholders' equity   $496,265                                 $473,670

Net interest income and rate spread                          $8,308          3.12%                   $8,440          3.31%
Net interest margin                                                          3.55%                                   3.79%

(1) Non-accrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and investments is computed on a tax-equivalent basis using a Federal tax rate of 34% and excluding disallowed interest expense.
(3) Interest income includes loan fees of $289 in 2009 and $313 in 2008.

Table 5: Year-To-Date Volume/Rate Variance - Taxable Equivalent Basis
(dollars in thousands)
                                              Six months ended June 30,
                                                    2009 vs 2008
                                                        Due to
                                          Volume       Rate            Net
  Loans                                    $216      ($1,777)       $(1,561)
  Taxable investments                       158          (70)            88
  Nontaxable investments                    (86)          (8)           (94)
  Other interest income                     195         (237)           (42)
Total interest-earning assets               483       (2,092)        (1,609)

  Interest-bearing demand                    12          (41)           (29)
  Savings deposits                           82         (310)          (228)
  Time deposits                             108       (1,056)          (948)
  Short-term borrowings                     (16)         (32)           (48)
  Long-term borrowings                      (98)        (126)          (224)
  Subordinated debentures                     0            0              0
Total interest-bearing liabilities           88       (1,565)        (1,477)

Net Interest Income                        $395        ($527)         ($132)

For the six months ended June 30, 2009, net interest income on a taxable-equivalent basis was $8,308 compared with $8,440 in the related 2008 period a decrease of $132, or 2%, between periods. Average interest-earning assets increased $23,527, or 5%, between periods due to higher levels of short-term investments. Average loans for the six months of 2009 were $365,119 or a 1% increase over the related 2008 balance of $359,235. The decline in the local economies we serve has diminished the demand for loans to qualified borrowers. Average deposits for the first six months of 2009 increased $20,910 to $381,711 compared with $360,801 for the related 2008 period. Lower-cost savings deposits increased by $8,115, time deposit volume increased $4,832 and demand deposits grew $5,316. This growth in core deposits between periods has allowed us to reduce our reliance on short-term and long-term wholesale funding sources. For the first six months of 2009 and 2008, the overall net interest margin was 3.55% and 3.79%, respectively.

Provision for Loan Losses

The largest contributing factor to our decreased earnings for the first six months of 2009 was the increased level of provision for loan losses taken to provide for the deterioration in the quality of our loan portfolio. The provision for loan losses for the first six months of 2009 totaled $3,500 compared to $1,635 for the same period in 2008. In the second quarter comparison, the provision for loan losses was $2,750 and $705 for 2009 and 2008, respectively. The $2,000 increase in provision taken during the second quarter was attributed to increased delinquency rates, specific allocations made for several commercial borrowers due to noticeable deterioration in their operations, declines in collateral values and our loan concentration in the dairy industry. At June 30, 2009 and December 31, 2008 the allowance for loan loss was 2.12% and 1.25% of total loans, respectively.

The provision for loan losses is a function of the methodology and other qualitative and quantitative factors used to determine the periodic cost of providing an allowance for probable incurred losses. The allowance consists of specific and general components. The specific components relate to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The current factors include changes in the composition of the loan portfolio, industry segment reserves, delinquencies, loan quality of the portfolio, collateral values and various economic factors such as state unemployment rates.

We believe that the current provision supports our allowance for loan loss policy and is adequate in view of the present condition of the loan portfolio. However, should a decline in the quality of the loan portfolio or significant charge-offs against the allowance occur, higher provisions will need to be made in the future.

The declining market conditions which started in 2008 and continue today, present unique and ongoing asset quality issues for the banking industry. The continued effects of weakening economic conditions, softening commercial and residential real estate markets, waning consumer confidence and for our earnings (including elevated provision for loan losses and higher nonperforming loan levels). Based on these current market conditions and our continuous monitoring of specific individual nonperforming and potential problem loans, we anticipate that net charge-offs and provision for loan losses will remain elevated for the remainder of 2009. We cannot predict the duration of asset quality stress for 2009, given the uncertainty and the impact of the economic weakness.

Noninterest Income

Total noninterest income for the second quarter 2009 was $1,505, up $610 from the first quarter 2009, and up $447 from $1,058 in the second quarter 2008. Increased noninterest income in comparison of 2009 to 2008 second quarter results is due primarily to a $453 gain on sale of investment securities and increase in mortgage banking income of $97 in 2009. These increases were partially offset by a decrease in wealth management fees of $42 due primarily to the decline in the value of assets under management for customers on which fees are based, and a decrease in deposit service fees of $49.

Noninterest income for the six months of 2009 was $2,400, up $312 from the related period of 2008. Investment securities gains of $453 and increased mortgage banking revenue of $129 offset the declines in revenue from deposit service fees and wealth management revenue.

Table 6:  Noninterest Income
                                      Three months ended             Six months ended
                                June 30,   June 30,   Percent   June 30,   June 30,   Percent
(dollars in thousands)            2009       2008     Change      2009       2008     Change
Service fees                      $300       $349       -14%      $602       $703       -14%
Wealth Management                  316        358       -12%       603        693       -13%
Mortgage banking income            168         71       137%       290        161        80%
Net realized gain on sale of
securities available for sale      453         -         NM        453          0        NM
Other operating income             268        280        -4%       452        531       -15%
Total noninterest income        $1,505     $1,058        42%    $2,400     $2,088        15%

Deposit service fees for the first six months of 2009 and for the second quarter of 2009 were lower than the comparable periods last year. The decrease was primarily attributable to lower overdraft fee income.

The Wealth Management Services Group includes trust and brokerage services. Income from the group decreased $90 to $603 between a comparison of the first six months of 2009 and 2008, primarily due to the general decline in the equities markets of the managed portfolios of trust customers on which fees are based.

Mortgage banking income represents income received from the sale of residential real estate loans into the secondary market. For 2009, $27 million of loans were originated compared to $11 million for the first six months of 2008. For the first six months of 2009, mortgage banking income was $290, up $129 over the related 2008 period. During much of the first half of 2009, the Federal Reserve stimulated the housing market with lower interest rates. Many consumers took the opportunity to refinance. Our mortgage loan origination unit closed $15 million during the second quarter 2009, an increase of $2 million from the first quarter of 2009. For the second quarter 2009, mortgage banking income for loans sold in the secondary market was $168 compared to $71 for the second quarter one year ago. Rising mortgage rates in the second half of 2009 have dampened the demand for refinancing and mortgage applications have fallen off sharply. If mortgage rates remain at the current level or increase we would expect mortgage banking income to decrease during the second half of 2009.

For the first six months of 2009, other operating income was 15% lower than the first six months of 2008, primarily from a decrease in prepayment fees on early termination of loans and the receipt in 2008 of a one-time interest refund from the Internal Revenue Service on a settlement of a tax case.

Noninterest Expense

Noninterest expense was $4,881 for the second quarter of 2009, up $1,043 over the related period of 2008. In the same period comparison, salaries and employee benefits decreased $309 which partially offset the increased FDIC costs of $441, increased ORE impairment write-downs of $777, and increased legal and professional expense. In the second quarter of 2009, FDIC insurance assessment increased $293 over the first quarter of 2009 due in part to the $230 special assessment which is payable in the third quarter of 2009.

Total noninterest expenses for the six month period ending June 30, 2009 and 2008 were $8,682 and $7,908, respectively. FDIC assessment expense was $610 in 2009 compared to $21 in 2008, a $589 increase due to an industry-wide increase in insurance premiums and special fee assessed to all banks. Excluding the $589 increase in FDIC assessments and the $838 increase in operation of other real estate between periods, expenses would have decreased $653, from reductions in salaries and employee benefit expenses resulting from a cost reduction program implemented by management at the beginning of the year.

Table 7:  Noninterest Expenses
(dollars in thousands)
                                              Three months ended              Six months ended
                                         June 30,   June 30,   Percent   June 30,   June 30,   Percent
                                            2009       2008    Change       2009       2008    Change
Salaries and employee benefits            $1,965     $2,274      -14%     $4,170     $4,721      -12%
Occupancy                                    487        538       -9%        964      1,059       -9%
Data processing and information systems      151        198      -24%        328        383      -14%
Operation of other real estate               886         72       NM         963        125       NM
Legal and professional                       239        177       35%        447        360       24%
FDIC assessment                              452         11       NM         610         21       NM
Other operating expenses                     701        568       23%      1,200      1,239       -3%
Total noninterest expenses                $4,881     $3,838       27%     $8,682     $7,908       10%

We have focused on reducing our controllable noninterest expenses in 2009 and 2008 by reducing expenditures wherever practical. These cuts have included staff reductions, renegotiated vendor contracts and reduced discretionary spending. Despite these cost reduction efforts, increases in FDIC insurance, which is outside of our control, resulted in an overall increase in operating expenses.

Salaries and employee benefits expense decreased $551 for the first six months of 2009 compared to 2008 due to the elimination of ten full-time equivalent
positions in January 2009.   For the six months ended June 30, 2009 and 2008,
salaries and employee benefits comprised approximately 48% and 60%, respectively, of total noninterest expense. For the second quarter of 2009 and 2008, salaries and benefit expense were $1,965 and $2,274, respectively, a decline of $309. Salaries decreased $213 primarily from a decrease in the number of full-time equivalent employees. Salary increases, which are effective April 1{st} of each year, were limited to approximately 2% for 2009. Benefit expense was down $338 in a comparison of the six-month periods of 2009 and 2008, primarily due to the decline in the Company's contribution to the 401(k) plan, decreases in incentive and referral pay, and a $125 second quarter 2009 recovery of the remaining balance of the self-funded health insurance fund.

Occupancy and equipment expense of $487 for the second quarter of 2009 decreased $51 versus the comparable period last year, mostly due to decreased equipment depreciation and maintenance expenses, and decreased fuel costs for the bank's autos. Data processing and information systems decreased $47 in a comparison of second quarter expenses, and $55 for the first six-month comparison between years due to the renegotiation of the data communication contract.

Expenses related to the operation of other real estate properties increased by $814 in comparison of second quarter 2009 and 2008 expenses due to impairment charges on ORE of $777 taken in 2009 and $66 of losses incurred on the sale of ORE properties. For the first six months of 2009 compared with 2008, expenses associated with other real estate have increased by $838.

Legal and professional fees increased $62 in a comparison of second quarter 2009 to 2008 due to increased collection efforts associated with past due loans and additional consulting services. Legal and professional fees for the first six months of 2009 and 2008 were up $87 due also in part to the outsourcing of the internal audit function of the Bank.

Income Taxes

For the first six months of 2009, the income tax benefit increased $715 compared to the first six months of 2008 due to lower taxable income. Income tax expense in 2008 was aided by a one-time $243 tax benefit recorded in first quarter related to a recovery as a result of a favorable Tax Court ruling. State income taxes increased $110 in the first six months of 2009 and will be higher than prior years due to the Wisconsin combined reporting tax legislation which became effective January 1, 2009.

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

Table 8:  Investments
(dollars in thousands)
Investment Category                                 Rating     6/30/2009        12/31/2008
                                                               Amount   %       Amount   %
US Treasury & Agencies Debt
                                                     AAA        $198   100%      $201   100%
                                                     Total      $198   100%      $201   100%
US Treasury & Agencies Debt as % of Portfolio                            0%               0%

Mortgage-backed securities
                                                     AAA     $76,324    99%   $63,899    99%
                                                     AA1         526     0%         0     0%
                                                     A1            0     0%       874     1%
                                                     A2           11     0%        25     0%
                                                     BA1         696     1%         0     0%
                                                     BA3           0     0%       275     0%
                                                     B3          241     0%         0     0%
                                                     NR            0     0%         0     0%
                                                     Total   $77,798   100%   $65,073   100%
Mortgage-backed securities as % of Portfolio                            84%              80%

Obligations of States and Political Subdivisions
                                                     AAA         $-      0%      $-       0%
                                                     Aa2       1,245     9%      237      2%
                                                     AA3       2,844    21%    3,320     24%
                                                     A1          333     3%      331      2%
                                                     A2          859     6%      857      6%
                                                     A3          534     4%      533      4%
                                                     Baa1        457     3%      467      3%
                                                     NR        7,253    54%     8,261    59%
                                                     Total   $13,525   100%   $14,006   100%
Obligation of States and Political
Subdivisions as % of Portfolio                                          14%              18%

Corporate Debt Securities
                                                     NR       $1,315   100%     1,758   100%
                                                     Total     1,315   100%     1,758   100%
Corporate Debt Securities as % of Portfolio                              2%               2%

Total Market Value of Securities                             $92,836   100%   $81,038   100%

At June 30, 2009, 84% of the portfolio consisted of mortgage-backed securities compared to 80% at December 31, 2008. Obligations of states and political subdivisions represented 14% of the portfolio at June 30, 2009, compared to 18% at December 31, 2008.

All credit sensitive sectors in the investment portfolio, which include trust preferred securities and common equity securities, have been under severe credit and liquidity stress which have impacted prices and introduced the risk of impairment write-downs. See Note 5 - Investment Securities for those securities whose fair value is less than its cost at June 30, 2009, and because we do not intend to sell the investment nor it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis we do not consider those securities to be OTTI except for the following:

      (1) one non-agency mortgage-backed security ("non-agency MBS") had $12 of credit component OTTI recorded during the second quarter of 2009, and had amortized costs and unrealized losses totaling $410 and $169 respectively at June 30, 2009.
      (2) one trust preferred security and one additional non-agency MBS estimated with no credit component loss and therefore, no OTTI has been recorded at this time, and had amortized costs and unrealized losses totaling $500 and $388, respectively.

We continue to monitor our exposure to OTTI that may result due to adverse economic conditions currently being experienced. Based on our evaluation, management does not believe any other individual security with unrealized loss at June 30, 2009 represents OTTI as these unrealized losses are primarily attributable to changes in interest rates and the current volatile market conditions; they do not represent credit deterioration.

Securities available for sale with a carrying value of $65,641 and $47,794 at June 30, 2009 and December 31, 2008, respectively, were pledged to support current outstanding or contingently available deposits and borrowings with public entities, FHLB advances, repurchase agreements, federal funds purchased and for other purposes as required.

The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may stop the FHLB from redeeming stock without prior approval. The FHLB of Chicago last paid a dividend in September 2007. At both June 30, 2009 and December 31, 2008, we held $2,306 in FHLB Chicago stock, of which $2,046 and $1,971 respectively, was required stock holdings to maintain the level of borrowings outstanding with the FHLB of Chicago.

Loans

Loans of $359,080 at June 30, 2009, decreased $5,301 from December 31, 2008. The decrease in loans was predominantly in agricultural, which decreased $2,480 to represent 11% of total loans versus 12% of total loans at December 31, 2008. Commercial, real estate residential, and installment loans decreased $4,736 from year-end. Our residential real estate portfolio decreased in 2009 due to the softness in the residential real estate market and the volume of loans
refinanced into the secondary market as interest rates declined.   This decline
in the loan portfolio was partially offset by growth in real estate construction of $1,915. Commercial loan demand fell off across all of our markets during 2008 and little improvement is expected in 2009. Competition among local and regional banks for credit worthy borrowers and core deposit customers remains high. Our primary focus for 2009, as it was for 2008, is to improve the asset quality of our loan portfolio.

Table 9:  Loans
(dollars in thousands)

                            June 30,   % of    December 31,   % of
                              2009     total       2008       total
Commercial                  $39,272      11%     $39,047        11%
Commercial real estate      127,492      36%     127,209        34%
Agricultural                 40,865      11%      43,345        12%
Real estate construction     47,580      13%      45,665        13%
Real estate residential      96,213      28%     100,311        28%
Installment                   7,658       1%       8,804         2%
Total loans                $359,080     100%    $364,381       100%

At the beginning of 2008 unemployment rates were in the single digits. At the end of June, 2009 unemployment rates in five of the eight counties in which we serve exceeded or equaled the unemployment rate for the State of Wisconsin of 9.2%. Unemployment in Taylor County, the principal market we serve, has increased to 12.1% in June 2009 from 6.2% one year ago.

In 2007 and 2008, many of our agri-business customers were performing reasonably well as the demand from two of the largest and fastest growing economies of the world, China and India, helped push prices for their products to record levels. Prices have now dropped sharply for corn and milk. Margins have narrowed to a point where even some of our best dairy farmers are having difficulty breaking even. Approximately 8% of our loans as of June 30, 2009 are to customers in the dairy industry.

Allowance for Loan Losses

The loan portfolio is the primary asset subject to credit risk. Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of underwriting procedures, comprehensive loan administration, and ongoing review of borrowers' outstanding loans and commitments. Active asset quality administration, including early problem loan identification and timely resolution of problem credits aids in the management of credit risk and minimization of loan losses. A search is underway for a Chief Credit Officer to strengthen our credit administration process.

The Bank sets aside an allowance for possible loan losses through periodic charges to earnings. The change in the allowance for loan losses is a function of the mix of the loan portfolio, net charge offs, and nonperforming loans. With the additional $2,000 in loan loss provisions taken in second quarter 2009, the allowance for loan losses at June 30, 2009 was $7,600 compared with $4,542 at December 31, 2008. The allowance for loan losses to total loans was 2.12% and 1.25% at June 30, 2009 and December 31, 2008, respectively. Net-charge-offs during the second quarter 2009 were $302, down $815 from the same period last year. For the first six months of 2009, net charge-offs totaled $442 or .12% of average loans. For the six months ended June 30, 2008, net charge-offs totaled $815 or .23% of average loans. Nonperforming loans at June 30, 2009 were $11,542 up $3,195 from the same period one year ago primarily due to the increase in nonaccrual loans. Nonaccrual loans were $11,411 at June 30, 2009 and $11,373 at March 31, 2009, as compared to $8,949 at December 31, 2008.
The increase of $2,462 from year end 2008 was primarily in commercial real estate and 1-4 family residential properties secured by first liens.

Table 10:  Loan Loss Experience
(dollars in thousands)
                                           At and for the       At and for the
                                          Six months ended        Year ended
                                              June 30,            December 31,
                                          2009          2008          2008
Allowance for loan losses at
beginning of year                        $4,542        $4,174        $4,174
Loans charged off                          (555)       (1,027)       (3,040)
Recoveries                                  113           212           208
Provision for loan losses                 3,500         1,635         3,200
Allowance for loan losses at end of
period                                   $7,600        $4,994        $4,542
RATIOS
Ratio of allowance for loan losses to
net charge offs                            17.2           6.1           1.6
Ratio of allowance for loan losses to
total loans at end of period               2.12%         1.37%         1.25%
Ratio of net charge-offs during the
period to average loans outstanding        0.12%         0.23%         0.78%

Management's analysis of the allowance for loan losses consists of three components: (1) establishment of specific reserve allocations on impaired credits where a high risk of loss is anticipated but not yet realized; (2) allocation for each loan category based on historical loan loss experience; and
(3) general reserve allocation made based on subjective economic and bank specific factors such as unemployment, delinquency levels, industry concentrations, lending staff experience, disposable income and changes in regulatory or internal loan policies.

The specific credit allocation of the allowance for loan losses is based on a regular analysis of loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The fair value of the loan is based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent. The historical loan loss allocations are based on a five year rolling average of actual loss experience for specific loan types and risk grades. The general portfolio allocation component is more subjective and is reviewed at least quarterly as part of the overall analysis.

The allocation of the allowance for loans losses is based on our estimate of loss exposure by category of loans shown in Table 11.

Table 11: Allocation of the Allowance for Loan Losses
(dollars in thousands)
                            June 30,       December 31,
                               2009            2008         Change
Commercial & Agricultural     $3,771          $2,957          $814
Real Estate                    1,128             648           480
Installment                      171             130            41
Impaired Loans                 2,530             800         1,730
Unallocated                        0               7            (7)
Total Reserve                 $7,600          $4,542        $3,058

The increase in the amount of the reserves at June 30, 2009 is the direct result of increases in the level of nonperforming loans, rising delinquencies and the economic factors applied to all loan types, including the unemployment
rate.   It is difficult to predict the length or depth of the current economic downturn and the impact it will have on businesses and individual consumers in the markets we serve. We have seen substantial declines in local real estate values. As many of our commercial and consumer loans are secured by real estate, we are concerned that a prolonged downturn will further impair the value of the real estate used to secure our loans. Such conditions have already hindered our efforts to reduce the level of nonperforming loans.

Furthermore, we fully expect that business and individual borrowers may encounter difficulties in meeting their debt service obligations until real estate values stabilize and the overall economy strengthens. In the opinion of management, the allowance for loan losses was appropriate as of June 30, 2009. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such changes on our loan customers.

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

Table 12:  Nonperforming Loans and Other Real Estate Owned
(dollars in thousands)
                                              At and for the    At and for the
                                              Six months ended    Year ended
                                                  June 30,        December 31,
                                              2009        2008        2008
Nonaccrual loans not considered impaired     $3,199      $1,435      $1,877
Nonaccrual loans considered impaired          8,212       6,105       7,072
Accruing loans past due 90 days or more         131          17          36
Restructured loans                                0         790         569
Total nonperforming loans                    11,542       8,347       9,554
Other real estate owned                       2,053       2,671       2,556
Other repossessed assets                        442           5           5
Total nonperforming assets                  $14,037     $11,023     $12,115
RATIOS
Nonperforming loans to total loans             3.14%       2.29%       2.62%
Nonperforming assets to total assets           2.82%       2.29%       2.44%

At June 30, 2009, there were six borrowing relationships with nonaccrual balances in excess of $500. These six relationships accounted for approximately 50% of the total nonaccrual loans and consisted of the following:

          o $2,000 ethanol participation loan added to nonaccrual status during the fourth quarter 2008 secured by real estate in southeastern Wisconsin. Additional specific loan loss reserves of $250 were recorded during 2009.

          o $1,275 commercial real estate loan on nonaccrual status for all of 2008 secured by retail/warehouse properties located in northern Wisconsin. Payments of $11 were received during the first six months of 2009.

          o $700 commercial real estate loan added to nonaccrual status during the third quarter 2008 secured by warehouse and retail properties in central Wisconsin.

Items added during the first quarter of 2009:

          o $1,000 commercial real estate loan added to nonaccrual status during the first quarter 2009 secured by land and modular homes in northern Wisconsin. A specific loan loss reserve of $100 was recorded during 2009.

          o $800 real estate loan added to nonaccrual status during the first quarter 2009 secured by multi-family residential rentals and personal real estate in central Wisconsin. A specific loan loss reserve of $100 was recorded during 2009.

Items added during the second quarter of 2009:

          o $600 real estate loan added to nonaccrual status during the second quarter 2009 secured by owner occupied commercial real estate in northern Wisconsin. A specific loan loss reserve of $100 was recorded during 2009.

Specific reserves for loan losses applicable to these six relationships totaled $1,350 at June 30, 2009.

While we believe that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, we cannot provide assurances that the value will be maintained or that there will be no further losses with respect to these loans. In general, the level of non-performing assets are the direct result of loans secured by 1-4 family residential and commercial real estate properties and is a reflection of the impact the
economic conditions have had on customers in the markets we serve.   In view of
current economic conditions, credit quality is not expected to see any major signs of improvement through 2009.

The level of potential problem loans is another predominant factor in determining the relative risk in the loan portfolio and in determining the level of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ongoing ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that we expect losses to occur, but that management recognized a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At June 30, 2009, potential problem loans totaled $7,496, compared to none at December 31, 2008. Potential problem loans consist of $5,580 of commercial real estate, $1,464 of commercial loans, and $452 of agribusiness loans. The current level of potential problem loans reflects management's heightened awareness of the uncertainty of the pace at which a commercial credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by our customers and on the underlying real estate or other collateral values.

Other real estate totaled $2,053 and $2,556 at June 30, 2009 and December 31, 2008, respectively. The net decrease of $503 resulted from additional properties acquired through foreclosure of $722 which were offset through reductions in the balance due to impairment write-downs of $777 and losses on sales of ORE of $77 in the first six months of 2009 and sales of ORE properties of $373. The largest asset in other real estate is a former car dealership of the Impaired Borrower. Other properties held as other real estate include eleven 1-4 family residential properties and six nonfarm/nonresidential properties in northern and central Wisconsin.

Deposits

Deposits were $369,058 at June 30, 2009, down $16,617 from year-end 2008, including a shift in the mix of deposits. The shift in the deposit mix during 2009 was predominantly in a reduction of $12,498 in brokered deposits which was partially offset by certificates of deposit, which grew $9,647since year end 2008.

Table 13:  Deposit Distribution
(dollars in thousands)
                               June 30,   % of    December 31,   % of
                                 2009     total       2008       total
Non-interest bearing demand    $48,166      13%     $55,694        14%
Interest-bearing demand         27,408       8%      37,856        10%
Money market deposits           82,942      23%      81,655        21%
Other savings deposits          23,273       6%      21,508         6%
IRA and retirement accounts     34,664       9%      33,506         9%
Certificates of deposit        115,820      31%     106,173        27%
Brokered deposits               36,785      10%      49,283        13%
Total                         $369,058     100%    $385,675       100%

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

Other Funding Sources

Other funding sources, including short-term borrowings, long-term borrowings, and subordinated debentures, were $81,313 at June 30, 2009 compared with $71,050 at December 31, 2008. Short-term borrowings consist of federal funds purchased and corporate funds in the form of repurchase agreements were reduced as we increased our reliance on longer-term sources of funds to take advantage of the yield curve and to improve our overall asset/liability position. The decision of length of maturity for these borrowings is dependent on our asset/liability position and the amount of interest rate risk that we are willing to assume.

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

Table 14:  Contractual Obligations
(dollars in thousands)
                                 Total    < 1year   1-3 years   3-5 years   > 5 years
Long-term borrowings            $50,929   $22,929    $19,000     $4,000       $5,000
Subordinated debentures          10,310       -          -          -         10,310
Total contractual obligations   $61,239   $22,929    $19,000     $4,000      $15,310

Liquidity

Liquidity management refers to the ability to ensure that cash is available in a timely manner to meet loan demand and depositors' needs and to service liabilities as they become due without undue cost or risk. Our holding company and Bank have different liquidity considerations.

The primary source of funds for the holding company is dividends, management fee income from the Bank, and proceeds from issuance of shares related to stock options and employee stock purchase plans. These sources could be limited or costly. The cash is used to provide for payments of dividends to shareholders, purchase of assets, payment of salaries, benefits and other related expenses, and to make interest payments on its debt. No dividends were received from the Bank in 2009 and 2008. On February 20, 2009 we sold 10,000 shares of our Preferred Stock and 500 shares of Warrant Preferred Stock to the Treasury pursuant to the CPP program. Dividends on the Preferred Stock and Warrant Preferred Stock issued to the Treasury will be paid on a quarterly basis in February, May, August, and November. All dividends under this obligation have been paid as required. While any Preferred Stock or Warrant Preferred Stock is outstanding, we may pay dividends on our common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Preferred Stock and Warrant Preferred Stock are fully paid. Prior to the third anniversary of the Treasury's purchase of the Preferred Stock and Warrant Preferred Stock, unless the stock has been redeemed or the Treasury has transferred all of the Preferred Stock or Warrant Preferred Stock to third parties, the consent of the Treasury will be required for us to increase our annual common stock dividend from $.44 per common share.

The Bank meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity is derived from maturities within the investment portfolio, maturing loans, loan payments, deposit growth, other funding sources, and a well-capitalized capital position.

Maturing investments can be a source of liquidity at the Bank. Proceeds from maturities totaling $12,796 were received during the first six months of 2009 while investment purchases totaled $36,944 during the same period.

The scheduled maturity of loans can also provide a source of additional liquidity. Factors affecting liquidity relative to loans are loan renewals, loan origination volumes, loan prepayment rates, and the maturity of existing loan portfolio. The Bank's liquidity position is influenced by changes in interest rates, economic conditions, and competition. Conversely, loan demand as a need for liquidity may cause us to acquire other sources of funding which could be more costly than deposits. With the continuing slowdown of economic activity during 2009, loans decreased $4,138 during the first six months compared to an increase in balances of $8,246 during the first six months of 2008.

The decline in deposits resulted in $16,617 of cash outflow during the first six months of 2009. Affecting liquidity are core deposit growth levels, certificates of deposit maturity structure, and retention and diversification of wholesale funding sources.

Other funding sources for the Bank are in the form of corporate repurchase agreements, federal funds purchased, FHLB advances, and long-term borrowings with other financial institutions. Short-term borrowings increased $8,763 in the first six months of 2009 while long-term borrowings increased $1,500 during the same period. Long-term borrowings and FHLB advances require the pledging of collateral in the form of investment securities or loans.

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

In assessing liquidity, historical information such as seasonality, local economic cycles, and the economy in general are considered along with the current ratios and management goals. The reduction in loans experienced during the first six months of 2009 reflects the overall slowdown in the local economies and decreased need for additional wholesale funding.

Capital

Stockholders' equity at June 30, 2009 was $44,627 compared to $35,805 at December 31, 2008 which reflects the additional capital acquired through the issuance of Preferred Stock under the Treasury's CPP program. See terms of Preferred Stock in Note 6 - Stockholders' Equity. Stockholders' equity at
June 30, 2009 included $571 of accumulated other comprehensive income related to unrealized net gains on securities available for sale, net of the tax effect. At December 31, 2008, stockholders' equity included $598 of other comprehensive income related to unrealized net gains on securities. Cash dividends paid in the first six months of 2009 were $.11 per common share compared with $.33 per common share for the related period of 2008. In the second quarter of 2009 and as disclosed in our 2008 Form 10-K, we changed the frequency of payouts from quarterly to semi-annual dividends on our common stock payable in August and February of each year.

Table 15: Capital Ratios
 (dollars in thousands)
Holding Company                       At June 30,       At December 31,
                                         2009                 2008            Minimum
Total Stockholders' Equity             $44,627              $35,805
Tier 1 Capital                          52,382               45,207
Total Regulatory Capital                57,162               49,749
Tier 1 to average assets                  10.5%                 9.4%            5.0%
Tier 1 risk-based capital ratio           13.8%                12.1%            4.0%
Total risk-based capital ratio            15.1%                13.3%            8.0%

Bank                                  At June 30,       At December 31,
                                         2009                 2008            Minimum
Total Stockholders' Equity             $43,294              $39,849
Tier 1 Capital                          41,728               39,251
Total Regulatory Capital                46,469               43,793

Tier 1 to average assets                   8.4%                 8.3%            5.0%
Tier 1 risk-based capital ratio           11.1%                10.6%            6.0%
Total risk-based capital ratio            12.4%                11.9%           10.0%

The adequacy of our capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of June 30, 2009 and December 31, 2008, the Company's and Bank's Tier 1 risk-based capital ratios, total risk-based capital ratios and Tier 1 leverage ratios were in excess of regulatory requirements. The Board continually evaluates short-term and longer-term capital needs of the holding company, and has an expressed goal of maintaining sufficient capital to remain a well-capitalized bank and bank holding company. Our ability to pay dividends depends in part upon the receipt of dividends from the Bank and these dividends are subject to limitation under banking laws and regulations. Our declaration of dividends to our shareholders is discretionary and will depend upon operating results and our overall financial condition, regulatory limitations, tax considerations, and other factors. We are also prohibited from paying dividends on our common stock if we fail to make distributions or required payments on the trust preferred securities or on our preferred stock.

Subsequent Events

On August 10, 2009, the Board of Directors announced the suspension of its dividend on its common stock, a reduction from previous semi-annual payouts that have been at an equivalent rate of $.22 per share. In view of the financial challenges presented by the current economic environment and the likelihood that this economic downturn will continue into 2010, the Board felt that the most prudent course of action was to focus on preserving our capital position until market conditions improve.

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

There were no changes in the internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, this report should be considered in light of the risk factors discussed in Item 1A "Risk Factors" in our 2008 Form 10-K, which could materially affect our business, financial condition, or future results of operations. The risks described in the 2008 Form 10-K are not the only uncertainties we face.

We may be subject to further increases in FDIC insurance premiums and special assessments by the FDIC.

Effective January 1, 2007, the FDIC adopted a risk-based system for assessment of deposit insurance premiums under which all institutions are required to pay at least minimum annual premiums. In addition, in an effort to replenish the Deposit Insurance Fund in the wake of the recent increase in bank failures in the United States, the FDIC changed its rate structure in December 2008 to generally increase premiums effective for assessments in the first quarter of 2009. Further, in May 2009, the FDIC issued a final rule to impose a special one-time assessment against all financial institutions in the second quarter of 2009, payable in the third quarter of 2009. The system categorizes institutions into one of four risk categories depending on capitalization and supervisory rating criteria. Due to these changes to the FDIC rate structure, their FDIC insurance premiums have increased significantly for 2009 and will have a further material adverse effect on our future results of operations. Further increases in 2009 and 2010 may also be possible.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on April 28, 2009. The following matters were voted on at the meeting:

1. The election of two directors by common stockholders set forth below:

      DIRECTOR                          FOR              WITHHELD
      Kurt D. Mertens               1,202,037             59,143
      James F. Warsaw               1,202,253             58,927

Each of these individuals will serve on the board of directors for a three-year term or until their successor is elected or qualified.

2. The ratification of the Amended and restated Articles of Incorporation with 86.29% of the common stockholders voting in favor of this resolution, 1,088,298 were against and 172,882 were withheld.

3. The advisory (non-binding) vote on executive compensation had 1,052,599 shares in favor, 208,581 shares against or withheld.

4. The ratification of appointment of Wipfli LLP as the independent auditor for the Company for the fiscal year ending December 31, 2009. 99.10% of the common stockholders voted in favor of this resolution.

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

                              MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  AUGUST 14, 2009        JAMES F. WARSAW
                              James F. Warsaw
                              President and Chief Executive Officer
                              (Principal Executive Officer)


Date:  AUGUST 14, 2009        RHONDA R. KELLEY
                              Rhonda R. Kelley
                              Principal Accounting Officer
                              (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                      to
                                   FORM 10-Q
                                      of
                    MID-WISCONSIN FINANCIAL SERVICES, INC.
                 for the quarterly period ended June 30, 2009
                 Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. <section>232.102(d))



The following exhibits are filed as part this report:

31.1    Certification of  CEO  pursuant to Section 302 of Sarbanes-Oxley Act of
        2002
31.2 Certification of Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1    Certification  of  CEO  and Principal Accounting  Officer  pursuant  to
        Section 906 of Sarbanes-Oxley Act of 2002