Form 10-Q
period 2009-09-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2009-11-13
CIK 785024

FORM 10-Q
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

As of November 6, 2009 there were 1,646,819 shares of $0.10 par value common stock outstanding.

                    MID-WISCONSIN FINANCIAL SERVICES, INC.

                               TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                       PAGE

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets
                  September 30, 2009 and December 31, 2008             3

                  Consolidated Statements of Income
                  Three and Nine Months Ended
                  September 30, 2009 and 2008                          4

                  Consolidated Statements of Changes in
                  Stockholders' Equity
                  Nine Months Ended September 30, 2009                 5

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2009 and 2008       6-7

                  Notes to Consolidated Financial Statements          8-19

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      19-45

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                   46

         Item 4.  Controls and Procedures                             46

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                   46

         Item 1A. Risk Factors                                       46-47

         Item 2.  Unregistered Sales of Equity Securities
                  and Use of Proceeds                                 47

         Item 3.  Defaults Upon Senior Securities                     47

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                    47

         Item 5.  Other Information                                   47

         Item 6.  Exhibits                                            47

                  Signatures                                          48

                  Exhibit Index                                       48

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

                      Mid-Wisconsin Financial Services, Inc.
                                and Subsidiary
                       Consolidated Balance Sheets ($000's)
                                                  September 30, 2009   December 31, 2008
                                                     (Unaudited)           (Audited)
ASSETS
Cash and due from banks                                   $7,985             $9,605
Interest-bearing deposits in other financial
institutions                                               2,358                 20
Federal funds sold                                         6,223             22,300
Securities available for sale - at fair value            104,377             81,038
Loans held for sale                                        1,943                484
Loans, net of unamortized fees                           357,865            364,381
Less: Allowance for loan losses                           (8,420)            (4,542)
Net loans                                                349,445            359,839
Accrued interest receivable                                2,258              1,986
Premises and equipment, net                                8,391              8,965
Other investments - at cost                                2,616              2,616
Other assets                                               9,277              9,128
TOTAL ASSETS                                            $494,873           $495,981
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                             $51,261            $55,694
Interest-bearing deposits                                326,109            329,981
  Total deposits                                         377,370            385,675
Short-term borrowings                                     14,912             11,311
Long-term borrowings                                      45,929             49,429
Subordinated debentures                                   10,310             10,310
Accrued interest payable                                   1,310              1,718
Accrued expenses and other liabilities                       321              1,733
Total liabilities                                        450,152            460,176
Stockholders' equity:
  Preferred stock - No par value per share:
Authorized - 50,000 shares
Issued and outstanding -
10,500 shares in 2009 and 0 shares in 2008                10,054                  0
  Common stock-Par value $.10 per share:
Authorized - 6,000,000 shares
Issued and outstanding -
1,646,819 shares in 2009 and 1,643,985 shares in 2008        165                164
Additional paid-in capital                                11,858             11,804
Retained earnings                                         21,181             23,239
Accumulated other comprehensive income                     1,463                598
Total stockholders' equity                                44,721             35,805
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $494,873           $495,981

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                                Mid-Wisconsin Financial Services, Inc.
                                          and Subsidiary
                               Consolidated Statements of Income ($000's)
                                           (Unaudited)
                                                              Three Months Ended                      Nine Months Ended
                                                   September 30, 2009  September 30, 2008  September 30, 2009  September 30, 2008
Interest and dividend income:
  Loans, including fees                                  $5,589              $6,359             $17,229             $19,557
  Securities
     Taxable                                                929                 802               2,584               2,370
     Tax-exempt                                             118                 143                 373                 458
  Other interest and dividend income                         29                  52                 123                 188
Total interest and dividend income                        6,665               7,356              20,309              22,573
Interest expense:
  Deposits                                                1,843               2,434               5,997               7,792
  Short-term borrowings                                      37                  37                  94                 142
  Long-term borrowings                                      520                 593               1,492               1,790
  Subordinated debentures                                   154                 154                 461                 461
Total interest expense                                    2,554               3,218               8,044              10,185
Net interest income                                       4,111               4,138              12,265              12,388
Provision for loan losses                                 2,150                 630               5,650               2,265
Net interest income after provision
  for loan losses                                         1,961               3,508               6,615              10,123
Noninterest income:
  Service fees                                              321                 366                 923               1,069
  Trust service fees                                        262                 285                 748                 860
  Investment product commissions                             51                  89                 169                 207
  Net realized gain on sale of securities
  available for sale                                          0                   0                 449                   0
  Mortgage banking income                                   165                  56                 455                 217
  Other operating income                                    221                 205                 676                 736
Total noninterest income                                  1,020               1,001               3,420               3,089
Other-than-temporary impairment losses, net
  Total other-than-temporary impairment losses              316                   0                 374                   0
  Amount in other comprehensive income, before
  taxes                                                      27                   0                  73                   0
  Total impairment                                          289                   0                 301                   0
Noninterest expenses:
  Salaries and employee benefits                          2,214               2,328               6,384               7,049
  Occupancy                                                 465                 474               1,429               1,533
  Data processing and information systems                   157                 196                 485                 579
  Operation of other real estate                            279                 337               1,242                 462
  Legal and professional                                    234                 198                 680                 558
  FDIC assessment                                           181                  47                 791                  68
  Other operating expenses                                  451                 580               1,651               1,819
Total noninterest expenses                                3,981               4,160              12,662              12,068
Income (loss) before provision (benefit) for
income taxes                                             (1,289)                349              (2,928)              1,144
Provision (benefit) for income taxes                       (614)                 58              (1,437)                (50)
Net income (loss)                                         $(675)               $291             $(1,491)             $1,194
Preferred stock dividends, discount accretion, and
premium amortization                                       $158                 $-                 $387                 $-
Net income (loss) attributable to common stockholders     $(833)               $291             $(1,878)             $1,194
Basic earnings (loss) per common share                   $(0.51)              $0.18              $(1.14)              $0.73
Diluted earnings (loss) per common share                 $(0.51)              $0.18              $(1.14)              $0.73
Cash dividends declared per common share                    $-                $0.11               $0.11               $0.44
<FN >
 The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                                    Mid-Wisconsin Financial Services, Inc.
                                               and Subsidiary
                      Consolidated Statement of Changes in Stockholders' Equity ($000's)
                                              September 30, 2009
                                                  (Unaudited)
                                                                                Additional               Other
                                           Preferred Stock      Common Stock      Paid-In   Retained Comprehensive
                                           Shares   Amount     Shares   Amount    Capital   Earnings     Loss(1)     Totals
Balance, December 31, 2008                      0      $-     1,643,985   $164    $11,804   $23,239        $598      $35,805
Comprehensive Income:
   Net income (loss)                                                                         (1,491)                  (1,491)
   Other comprehensive gain (loss)                                                                          865          865
      Total comprehensive income (loss)                                                                                 (626)
Issuance of preferred stock                10,000     9,442                                                            9,442
Issuance of preferred stock warrants          500       558                                                              558
Accretion of preferred stock discount                    60                                     (60)                       0
Amortization of warrant preferred stock
premium                                                  (6)                                      6                        0
Issuance of common stock
Proceeds from stock purchase plans                                2,834      1         25                                 26
Common stock dividends                                                                         (180)                    (180)
Preferred stock dividends                                                                      (333)                    (333)
Stock-based compensation                                                               29                                 29
Balance, September 30, 2009                10,500   $10,054   1,646,819   $165    $11,858   $21,181      $1,463      $44,721


(1) Disclosure of reclassification amount:
Unrealized gain arising during the period                        $1,294
Less:  Tax expense on unrealized gains                             (518)
Less:  Reclassification adjustment for gains realized and
included in net income                                              148
Less:  Reclassification adjustment for tax expense
on realized gains                                                   (59)
Net unrealized losses on securities                                $865

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

                        Mid-Wisconsin Financial Services, Inc.
                                   and Subsidiary
                    Consolidated Statements of Cash Flows ($000's)
                                    (Unaudited)
                                                         Nine months ended September 30,
                                                                     2009      2008
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income (loss)                                            $(1,491)    $1,194
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Provision for depreciation and net amortization               727        770
        Provision for loan losses                                   5,650      2,265
        Provision for valuation allowance - other real estate         890        273
        Gain on sale of investment securities                        (449)         0
        Other-than-temporary impairment losses, net                   301          0
        Loss on premises and equipment disposals                        4          3
        Loss on sale of foreclosed real estate                        149         26
        Stock-based compensation                                       29         32
        Changes in operating assets and liabilities:
        Loans held for sale                                        (1,459)       467
        Other assets                                                 (840)       (80)
        Other liabilities                                          (1,819)    (1,336)
  Net cash provided by operating activities                         1,692      3,614

  Cash flows from investing activities:
     Net increase in interest-bearing deposits
      in other financial institutions                              (2,338)        (1)
     Net decrease in federal funds sold                            16,077      1,901
     Securities available for sale:
          Proceeds from sales                                      12,717          0
          Proceeds from maturities                                 18,725     15,432
          Payment for purchases                                   (53,297)   (14,973)
     Net (increase) decrease in loans                               2,941     (5,462)
     Capital expenditures                                            (141)      (308)
     Proceeds from sale of other real estate                          696        223
  Net cash provided by investing activities                        (4,620)    (3,188)

ITEM 1.  Financial Statements Continued:

                       Mid-Wisconsin Financial Services, Inc.
                                  and Subsidiary
                   Consolidated Statements of Cash Flows ($000's)
                                   (Unaudited)
                                                          Nine months ended September 30,
                                                                     2009          2008
  Cash flows from financing activities:
     Net decrease in deposits                                       (8,305)      (5,233)
     Net increase (decrease) in short-term borrowings                3,601       (6,079)
     Proceeds from issuance of long-term borrowings                  6,500       11,000
     Principal payments on long-term borrowings                    (10,000)      (5,000)
     Proceeds from issuance of preferred stock                      10,000            0
     Issuance of common stock                                           25           29
     Cash dividends paid on preferred stock                           (333)           0
     Cash dividends paid on common stock                              (180)        (723)
   Net cash provided by (used in) financing activities               1,308       (6,006)
Net decrease in cash and due from banks                             (1,620)      (5,580)
Cash and due from banks at beginning                                 9,605       15,371
Cash and due from banks at end                                      $7,985       $9,791
  Supplemental cash flow information:                                2009         2008
     Cash paid during the year for:
          Interest                                                  $8,452      $11,107
          Income taxes                                                $395         $670
  Noncash investing and financing activities:
          Loans transferred to other real estate                    $1,804         $458
          Loans charged-off                                         $1,948       $1,472
          Dividends declared but not yet paid on preferred stock       $68          $-

          Loans made in connection with the sale of
          other real estate                                            $-           $-

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Estimates that are susceptible to significant change include, but are not limited to, the determination of the allowance for loan losses, the valuation of other real estate and repossessed assets, and the valuations of investments.

New Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board ("FASB") issued the Accounting Standards Codification ("ASC") which became the single source of authoritative non-governmental U.S. Generally Accepted Accounting Principles ("GAAP"). The Codification, which became effective in the third quarter of 2009, did not have a material financial impact on the Company's financial statements as the statement was not intended to change GAAP, but did change references in financial statements and accounting policies.

On January 1, 2008, the Company adopted the FASB issued amendments within ASC 820-Fair Value Measurements and Disclosures regarding fair value measurements. The Company adopted modifications within ASC 820-10 on January 1, 2009 for all nonfinancial assets and liabilities with no material impact on its results of operations, financial position and liquidity.

In April 2009, FASB issued amendments within ASC 320 Investments-Debt and Equity Securities which provided guidance on how entities will evaluate whether a debt or equity security is other than temporary impaired. The adoption of the changes within this statement, ASC 320-10-65, did not have a significant impact on our financial statements.

In April 2009, the FASB issued amendments within ASC 820-10-65 which provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This statement which was codified within ASC 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this statement did not have a significant impact on our financial statements.

In April 2009, the FASB issued amendments within ASC 825 Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual statements. See Note 4- Fair Value Accounting for additional disclosure requirements regarding the adoption of ASC 825-10-65 which did not have a material impact on our financial statements.

In May 2009, the FASB issued an amendment within ASC 855 Reorganizations established general standards for setting forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, and the circumstances under which entities shall recognize such events after the balance sheet date in its financial statements. The adoption of this standard and the required disclosures in ASC 855-10 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued an amendment to ASC 860 Transfers and Servicing which among other things amends the criteria for whether a transfer qualifies for sale accounting when only a portion of a financial asset is transferred. This guidance impacts many types of financial assets (e.g. loan participations, sales of mortgages or installment loans) occurring after the effective date of November 15, 2009. The adoption of this amendment is not expected to have a material effect on our consolidated financial statements.

In September 2009, the FASB also issued an amendment to ASC 810 Consolidation which changes the consolidation rules as they apply to variable interest entities. This guidance is effective January 1, 2010 and is intended to address concerns about companies' ability to structure transactions to avoid consolidation. The adoption of this amendment is not expected to have a material effect on our consolidated financial statements.

In August 2009, the FASB amended ASC 820 by issuing Accounting Standards Update ("ASU") 2009-05 which provides additional guidance on measuring the fair value of liabilities. The guidance, which will become effective in the fourth quarter of 2009, clarifies the application of certain valuation techniques and addresses certain practical difficulties in measuring fair value. No new fair value measurements are required by the guidance. The adoption of ASU 2009-05 is not expected to have a material effect on our consolidated financial statements.

In September 2009, the FASB issued the proposed statement which would increase significantly the Allowance for Loan and Lease Losses ("ALLL") disclosures required by financial institutions beginning in the fourth quarter of 2009. This proposed statement addresses disclosures only and does not seek to change recognition or measurement. However, the disclosures do represent a meaningful change in practice. The adoption of this statement will expand the disclosures of the ALLL in the 2009 Annual Report.

Note 2 - Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are based upon the net income (loss) available to common stockholders and the weighted average number of common shares outstanding. Diluted earnings (loss) per common share include the potential common stock shares issued if outstanding stock options were exercised. For 2009 and 2008, the impact of stock options on the calculation of earnings per share has been anti-dilutive.

Presented below are the calculations for basic and diluted earnings (loss) per common share:

                                               Three Months Ended  Nine Months Ended
                                                  September 30,       September 30,
                                                 2009      2008      2009       2008
                                              (In thousands, except per share data)
Net income (loss)                               $(675)     $291   $(1,491)   $(1,194)
Preferred dividends and discount accretion       (158)        0      (387)         0
Net income (loss) available to common
stockholders                                     (833)      291    (1,878)    (1,194)
Weighted average shares outstanding             1,646     1,643     1,645      1,642
Effect of dilutive stock options outstanding        0         0         0          0
Diluted weighted average shares outstanding     1,646     1,643     1,645      1,642
Earnings (loss) per common share:
  Basic                                        $(0.51)    $0.18    $(1.14)    $(0.73)
  Diluted                                      $(0.51)    $0.18    $(1.14)    $(0.73)

Note 3 - Other Real Estate
(dollars in thousands)

A summary of Other Real Estate ("ORE"), which is included in other assets, is as follows:

                                                  September 30,   December 31,
                                                       2009           2008
Beginning Balance                                       $2,556       $2,352
Transfer of loans at net realizable value to ORE         1,804          895
Sales/lease proceeds, net                                 (696)        (407)
Net loss from sale of ORE                                 (149)         (11)
Provision charged to operations-net                       (890)        (273)
   Total other real estate, net of valuation reserve    $2,625       $2,556

During the third quarter of 2009, the amount of loans transferred at realizable value to ORE totaled $1,099. Sales of ORE properties during the third quarter of 2009 totaled $324 with losses generated on those sales of $73. During the same period, additional impairment write-downs of $130 were recorded.

Changes in the valuation reserve for losses on other real estate were as follows:

                                          September 30,   December 31,
                                               2009           2008
Beginning Balance                             $2,616         $2,343
Provision charged to operations-gross            890            273
Amounts related to ORE disposed of              (334)             0
Balance at end of period                      $3,172         $2,616

In 2007, the collateral and properties which secured loans to a former car dealership and its owners ("Impaired Borrower") were surrendered to Mid-Wisconsin Bank ("Bank") as described in the 2008 Form 10-K. The properties of the Impaired Borrower are the largest assets in ORE for each of the periods shown above. The amounts remaining as nonperforming assets, included in ORE or other repossessed assets related to the Impaired Borrower, totaled $1,495 and $2,514 at September 30, 2009 and December 31, 2008, respectively.

Note 4 - Fair Value Accounting
(dollars in thousands)

Effective January 1, 2008, the Company adopted the amendments within ASC 820 codified within ASC 820-10 regarding fair value measurements. The standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value. We measure or monitor selected assets on a fair value basis. Fair value is used on a recurring basis for certain assets, such as securities available for sale and loans held for sale, in which fair value is the primary basis of accounting. This statement describes three levels of inputs that may be used to measure fair value (the fair value hierarchy). The level of an asset or liability within the fair value A hierarchy is based on the lowest level of input significant to the fair value measurement of that asset or liability.

In accordance with ASC 820-35, the following is a brief description of each level of the fair value hierarchy:

   LEVEL 1-Fair value measurement is based on quoted prices for identical assets or liabilities in active markets.

   LEVEL 2-Fair value measurement is based on 1) quoted prices for similar assets or liabilities in active markets; 2) quoted prices for identical or similar assets or liabilities in markets that are not active; or 3) valuation models and methodologies for which all significant assumptions are or can be corroborated by observable market data.

   LEVEL 3-Fair value measurement is based on valuation models and methodologies that incorporate at least one significant assumption that cannot be corroborated by observable market data. Level 3 measurements reflect the Company's estimate about assumptions market participants would use in measuring fair value of the asset or liability.

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

Securities available for sale - Securities available for sale may be classified as Level 1, Level 2, or Level 3 measurements within the fair value hierarchy. Level 1 securities include equity securities traded on a national exchange. The fair value measurement of a Level 1 security is based on the quoted price of the security. Level 2 securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities, and mortgage related securities. The fair value measurement of a Level 2 security is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data. Level 3 securities include trust preferred securities that are not traded in a market and three non-agency mortgage-backed securities. The fair value measurement of a Level 3 security is based on a discounted cash flow model that incorporates assumptions market participants would use to measure the fair value of the security.

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of September 30, 2009 follows.

Assets and Liabilities Measured on a Recurring Basis

                                          Fair Value Measurements Using
                               September 30, 2009   Level 1   Level 2    Level 3
Securities available for sale        $104,377          $-     $101,316    $3,061
Impaired loans                         $8,719          $-         $-      $8,719

The table below presents the balance sheet amounts for the nine months ended September 30, 2009 for the financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

                                              Securities        Impaired Loans
Balance, December 31, 2008                      $1,952               $6,276

Total gains (losses) (realized/unrealized)
     Included in earnings                         (301)              (4,670)
     Included in other comprehensive income        (74)                   0

Purchases, issuances and settlements                 0               (1,166)

Transfers in and/or out of Level 3               1,484                8,279

Balance, September 30, 2009                     $3,061               $8,719

See also Note 5 - Investment Securities for a discussion of Level 3 securities.

For purposes of impairment testing, nonaccrual loans greater than an established threshold are individually evaluated for impairment. Substantially all of these loans are collateral dependent. A valuation allowance is recorded for the excess of the loan's recorded investment over the fair value of the collateral less selling costs. This valuation allowance is a component of the allowance for loan losses. The fair value is determined based on third-party appraisals, tax bills, sales of similar properties less estimated selling costs and other factors including estimated holding periods if foreclosure occurs. The carrying value of the impaired loans that were substantially collateral-dependent were $12,024 and $7,072 with a specific allocation for loan losses of $3,305 and $800 at September 30, 2009 and December 31, 2008, respectively.

Assets and Liabilities Measured on a Nonrecurring Basis

                                   Fair Value Measurements Using
                       September 30, 2009     Level 1     Level 2     Level 3
Loans held for sale           $1,943             $-        $1,943        $-
Other real estate             $2,625             $-        $2,625        $-

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

The following table summarizes the information required within ASC 820:

                                 September 30, 2009        December 31, 2008
                                 Carrying   Estimated    Carrying   Estimated
                                  Amount    Fair Value    Amount    Fair Value
Financial assets:
  Cash and short-term
    investments                    $16,566    $16,566     $31,925     $31,925
  Securities and other
    investments                    106,993    107,486      83,654      83,692
  Net loans                        351,388    351,565     360,323     358,716
  Accrued interest receivable        2,258      2,258       1,986       1,986
Financial liabilities:
  Deposits                         377,370    383,558     385,675     383,389
  Short-term borrowings             14,912     14,912      11,311      11,311
  Long-term borrowings              45,929     46,941      49,429      50,742
  Subordinated debentures           10,310     10,310      10,310      10,310
  Accrued interest payable           1,310      1,310       1,718       1,718

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

                                                   Gross      Gross
                                     Amortized     Unreal     Unreal     Fair
                                        Cost       Gains      Losses     Value
September 30, 2009:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies              $1,200        $2         $1       $1,201
Mortgage-backed securities             82,132     1,965        124       83,973
Obligations of states and political
subdivisions                           17,246       621         -        17,867
Corporate debt securities               1,386        -         201        1,185
Total debt securities                 101,964     2,588        326      104,226
Equity securities                         151         0          0          151
Totals                               $102,115    $2,588       $326     $104,377

                                                   Gross     Gross
                                     Amortized     Unreal    Unreal      Fair
                                        Cost       Gains     Losses      Value
December 31, 2008:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies                $200        $1        $-         $201
Mortgage-backed securities             64,421     1,162        510      65,073
Obligations of states and political
subdivisions                           13,693       318          5      14,006
Corporate debt securities               1,675        -          68       1,607
Total debt securities                  79,989     1,481        583      80,887
Equity securities                         151         0          0         151
Totals                                $80,140    $1,481       $583     $81,038


The amortized cost and fair values of investment securities available for sale at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Debt Securities Available for Sale          Amortized Cost      Fair Value
Due in one year or less                          $1,351            $1,361
Due after one year through five years             9,610             9,972
Due after five years through ten years            7,390             7,638
Due after ten years through fifteen years         1,481             1,282
Mortgage-backed securities                       82,132            83,973
Total debt securities available for sale       $101,964          $104,226

The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009.

                                       Less Than 12 Months            12 Months or More                      Total
                                 Fair Value   Unrealized Losses   Fair Value   Unrealized Losses   Fair Value   Unrealized Losses
September 30, 2009:
US Treasury obligations and
direct obligations of U.S.
government agencies                  $199               $1            $-                $-             $199               $1
Mortgage-backed securities          2,931                7          1,630               116           4,561              123
Corporate securities                  184               27            175               175             359              202
Obligations of states and
political subdivisions                  0                0              0                 0               0                0
Total                              $3,314              $35         $1,805              $291          $5,119             $326

December 31, 2008:
US Treasury obligations and
direct obligations of U.S.
government agencies                   $-               $-            $-                 $-              $-               $-
Mortgage-backed securities            159                2         9,420                508           9,579              510
Corporate securities                   -                -            282                 68             282               68
Obligations of states and
political subdivisions                494                5            -                  -              494                5
Total                                $653               $7        $9,702               $576         $10,355             $583

Each quarter the Company reviews its investment securities portfolio to determine whether unrealized losses are temporary or other-than-temporary impairment ("OTTI"), based on an evaluation of the creditworthiness of the issuers/guarantors, as well as the underlying collateral, if applicable. The analysis includes an evaluation of the type of security, the length of time and extent to which the fair value has been less than the security's carrying value, the characteristics of the underlying collateral, changes in security ratings, the financial condition of the issuer discounted cash flow analysis and industry specific economic conditions. In addition, to its debt securities, the Company may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds, and the value of any underlying collateral. Independent pricing sources are utilized for selective securities to obtain fair values and have discounted cash flow valuations performed. When the discounted cash flow analysis from those independent pricing sources indicates that it is probable that all future principal and interest payments would be received in accordance with their original contractual terms and the intent is not to sell the security and there is an expectation of a recovery the cost basis of the security and more-likely-than-not will not be required to sell the security before recovery, the unrealized loss is deemed temporary. The Company's assessment of the creditworthiness and the resultant expected cash flows are complicated by the significant uncertainties surrounding not only the specific security and its underlying collateral but also the severity of the current overall economic downturn. The cash flow estimates for mortgage-backed securities are based on mortgage loan types supporting the securities, delinquency and foreclosure rates, credit support, and weighted average loan-to-value. Changes in assumptions can result in material changes in expected cash flows. Therefore, unrealized losses that have been determined to be temporary, may at a later date be determined to be other-than-temporary and have a material impact on the statement of operations.

Included in the investment portfolio are four non-agency securities that have had valuations performed quarterly throughout 2009 for OTTI. The purpose of the quarterly valuations was to determine if the present value of the expected cash flows was less than the amortized costs, thereby resulting in credit loss. The 2009 quarterly valuations determined an estimated fair value for each security based on discounted cash flow analyses. The estimates were based on the following key valuation assumptions - collateral cash flows, prepayment assumptions, default rates, loss severity, liquidation lag, bond waterfall and internal rate of return. Since there is currently no active secondary market for these types of securities these valuations are considered Level 3 inputs.

Two of the four securities that had valuations performed were found to have credit losses since a portion of the unrealized losses is due to an expected
cash flow shortfall and, as such, were determined to be OTTI.   The Company
currently has both the intent and ability to hold the securities for a time necessary to recover the amortized cost. The total credit loss related to these non-agency securities in 2009 amounted to $301 of which $289 was recognized in earnings in the third quarter of 2009. The remaining unrealized loss on these securities, before taxes, of $73 at September 30, 2009 was determined to be due to other factors such as liquidity and interest rate risk rather than credit risk. Unrealized losses on the securities evaluated were recognized through accumulated other comprehensive loss on the balance sheet, net of tax in the amount of $44.

              Moody's                        Value at September 30, 2009
              Rating      Collateral          Book Value     Fair Value
Security 1      B3    Manufactured housing       $385            $338
Security 2      Aa1   Whole loans                $522            $478
Security 3      Ba1   Whole loans                $635            $608
Security 4      NR    Trust preferred security   $211            $184

Interest on the trust preferred security, noted above, is in deferral and we have placed it on nonaccrual status during the third quarter 2009.

Based on the Company's evaluation, management believes any individual unrealized loss on other securities at September 30, 2009 does not represent an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current volatile market conditions, and not credit deterioration.

Note 6- Stockholders' Equity
(dollars in thousands)

The Company's Articles of Incorporation, as approved and amended at a shareholder meeting on January 22, 2009, authorized the issuance of 50,000 shares of no par value preferred stock. In February 2009, under the United States Department of the Treasury ("Treasury") Capital Purchase Program ("CPP"), the Company issued 10,000 shares of preferred stock (with a liquidation preference of $1,000 per share) and 500 warrants to purchase Warrant Preferred Stock, which were exercised immediately by the Treasury. Amounts recorded for Preferred Stock and Warrant Preferred Stock were estimated based on an allocation of the total proceeds from the issuance on the relative fair values of both instruments. Fair value of the Preferred Stock was determined based on assumptions regarding the discount rate (market rate) on the Preferred Stock (estimated 12%). Fair value of the Warrant Preferred Stock is based on the value of the underlying Preferred Stock based on the Treasury's intent to immediately exercise the warrants. The allocation of the proceeds received resulted in the recording of a discount on the Preferred Stock and a premium on the Warrant Preferred Stock, which will be amortized on an effective yield basis over a five-year term. The allocated carrying value of the Preferred Stock and Warrant Preferred Stock on the date of issuance (based on their relative fair values) was $9,442 and $558, respectively. The allocated carrying value of the Preferred Stock and Warrant Preferred Stock on September 30, 2009 (based on their relative fair values) was $9,502 and $552 respectively. Cumulative dividends on the Preferred Stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share. The Company is prohibited from paying any dividend with respect to shares of common stock unless all accrued and unpaid dividends are paid in full on the Preferred Stock for all past dividend periods. The Preferred Stock is non-voting, other than on matters that could adversely affect the Preferred Stock. The Preferred Stock may be redeemed at any time with regulatory approval. The Treasury may also transfer the Preferred Stock to a third party at any time. All $10,000 of Preferred Stock and the Preferred Stock Warrants, under the CPP program, qualifies as Tier 1 Capital for regulatory purposes at the holding company.

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

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition and results of operations as of and for the three and nine month periods ended September 30, 2009 and 2008. It is intended to supplement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

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

FASB ASC 320 requires that available-for-sale securities be carried at fair value. We utilize a third-party vendor to assist in the determination of fair values. Adjustments to the available-for-sale securities impact our financial condition by increasing or decreasing assets and stockholders' equity, and possibly net income.

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other- than-temporarily impaired are reflected in earnings as realized losses. In estimating other-than-temporary losses, we consider many factors which include: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of our financial position to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If a security has been impaired, and the impairment is deemed other-than-temporary and material, a write-down will occur in that quarter. If a loss is deemed to be other-than-temporary, it is recognized as a realized loss in the financial statements of income with the security assigned a new cost basis.

We consider the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover credit losses within the loan portfolio and the material effect that these estimates can have on our results of operations. At least quarterly, we review the assumptions and formulas by which additions are made to the specific and general allowance for loan losses in an effort to refine such allowance in light of the current status of the factors involved in the calculation. The total loan portfolio is thoroughly reviewed at least quarterly for satisfactory levels of general and specific reserves together with impaired loans to determine if write-downs are necessary. As a community bank, our loan portfolio is comprised primarily of commercial real estate loans to businesses. These loans are inherently larger in amount than loans to individual consumers and, therefore, have higher potential losses on an individual loan basis. The individually larger commercial real estate loans can cause greater volatility in our reported credit quality performance measures, such as total impaired or nonperforming loans. Our current credit risk rating and loss estimate with respect to a single sizable loan can have a material impact on our reported impaired loans and related loss estimates. Because our loan portfolio contains a significant number of commercial loans with relatively large balances, the deterioration of any one or a few of these loans can cause a significant increase in uncollectible loans and, therefore, our allowance for loan losses. We review our estimates on a quarterly basis and, as we identify changes in estimates, our allowance for loan losses is adjusted through the recording of a provision for loan losses.

While our evaluation of the allowance for loan losses at September 30, 2009 considers the allowance to be adequate, under adversely different conditions or assumptions, we would need to increase the allowance by an amount that cannot be reasonably estimated at this time.

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

Results of Operations

We reported a third quarter 2009 net loss attributable to common stockholders of ($833), or ($.51) per diluted share compared to net income of $291 or $0.18 per diluted share for the third quarter of 2008. Financial results in the third quarter of 2009, after-tax, compared with the related 2008 period were impacted by an elevated provision for loan losses of ($912) or ($.55) per share, higher FDIC assessments of ($80) or ($.05) per share, and dividends paid to the CPP program of ($158) or ($.09) per share. For the nine months ended September 30, 2009, the net loss attributable to common stockholders was ($1,878), or ($1.14) per diluted share, compared to net income of $1,194, or $.73 per diluted share, in the comparable 2008 period. The 2008 net income included a $243 tax benefit relating to a favorable Tax Court ruling.

Return on average assets for the nine months ended September 30, 2009 was (.51%) compared to .34% for the same period in 2008. Return on average common equity for the nine months ended September 30, 2009 was (5.73%) versus 4.52% for the same period in 2008.

Other key factors affecting current quarter and year-to-date results were:

   o Net interest income on a fully taxable-equivalent basis for the first nine months of 2009 decreased $164 or 1.3% over the amount recorded in the related 2008 period. Interest income decreased 10% while interest expense on deposits and borrowings decreased 21% in a comparison of the first nine months for 2009 and 2008. The increase in lower-costing core deposits between periods allowed for a reduction in long-term borrowings thereby aiding the net interest margin. Average core deposits of $379,947, an improvement of $16,761 over the related nine-month period in 2008, help fund the growth in investment securities that occurred.

   o Net interest income on a fully taxable-equivalent basis of $4,185 in the third quarter of 2009 approximated the amount recorded in the second quarter of 2009 and also, the amount recorded in the third quarter of 2008. The net interest income generated from increased volume of investment securities in the third quarter of 2009 help offset a decline in loan income resulting from decreased rates.

   o  Loans of $357,865 at September 30, 2009, decreased $6,516 from
      December 31, 2008. Commercial loan demand decreased across all of our markets during late 2008 and little growth is expected in 2009. Competition among local and regional banks for credit- worthy borrowers and core deposit customers remains high.

   o Total deposits were $377,370 at September 30, 2009 or $8,305 below the December 31, 2008 level due primarily to a reduction in brokered deposits. During the current period, consumers have shifted funds from lower-costing savings accounts to time deposits to take advantage of higher interest rates.

   o Net charge-offs for the third quarter of 2009 were $1,330, and $1,772 for the first nine months of 2009. Net charge-offs for the three and nine month periods of 2008 were $432 and $1,247, respectively. The provision for loan losses was $2,150 for the third quarter of 2009 compared with $630 in the related 2008 period, and $2,750 in the second quarter of 2009. The elevated provision for loan losses in 2009 resulted from increased delinquencies in existing commercial real estate and construction credits which are a result of weakness in the local economies and in certain participation loans, further deterioration in collateral values, as well as internal assessments of currently performing loans with increased risk for future delinquencies. The increased provision in 2009 resulted in increasing the allowance for loan losses to period-end loans to 2.35% of total loans at September 30, 2009 up from 1.25% at December 31, 2008.

   o Nonperforming assets were $17,466 at September 30, 2009 as compared to $12,115 at year-end 2008 and $11,646 at September 30, 2008. The growth in collateral-dependent nonperforming assets in the loan portfolio is the result of the slowdown in the local economies as well as deterioration in loan participations purchased from other banks.

   o  Noninterest income during the first nine months of 2009 was $3,420, up
      $ 331 from the first nine months of 2008 due primarily to a $449 second-quarter gain on sale of securities and increases in mortgage banking income of $238. These increases were partially offset by decreases in wealth management fees of $150 due primarily to the decline in the value of assets under management for customers on which fees are based, and a decrease in deposit service fees of $146.

   o Noninterest expense decreased $900 between the third and second quarters of 2009. During the second quarter of 2009, a special FDIC assessment of $230 was incurred along with higher impairment charges related to other real estate. In a comparison of third quarter 2009 to 2008, noninterest expense was down $179 or 4%.

   o Noninterest expense for the first nine months of 2009 was $12,662, an increase of $594 compared to the related 2008 period. Excluding the $723 increase in FDIC assessments and the $780 increase in the cost of operating other real estate between periods, noninterest expenses would have decreased $909 or 8% between periods.

   o Stockholders' equity at September 30, 2009 was $44,721 compared to $35,805 at December 31, 2008. On February 20, 2009, as part of the CPP program, we issued 10,000 shares of the Company's no par value Preferred Stock and 500 warrants to purchase Warrant Preferred Stock, which were exercised immediately by the Treasury, for total proceeds of $10,000.

The third quarter of 2009 continued to be challenging for many financial institutions as they continued to feel the impact of the negative business cycle. A variety of economic factors including the devaluation of home and commercial real estate properties which is further impacted by rising unemployment have negatively influenced our results. We expect to be challenged throughout the remainder of the year with credit quality and demand being impacted by foreclosures and related sales, refinancing activities, maintaining and improving the net interest margin, and decreased noninterest income.

The following Table 1 presents quarterly summary results of operations.

Table 1: Summary Results of Operations
(Dollars in thousands, except per share data)
                                                                         Three Months Ended,
                                                 September 30,   June 30,   March 31,   December 31,   September 30,
                                                      2009         2009       2009          2008            2008
Results of operations:
Interest income                                      $6,665       $6,822     $6,822        $7,159          $7,356
Interest expense                                      2,554        2,701      2,789         3,112           3,218
Net interest income                                   4,111        4,121      4,033         4,047           4,138
Provision for loan losses                             2,150        2,750        750           935             630
Net interest income after provision for loan
losses                                                1,961        1,371      3,283         3,112           3,508
Non-interest income                                   1,020        1,505        895           937           1,001
Other-than-temporary impairment losses, net             289           12          0             0               0
Non-interest expenses                                 3,981        4,881      3,801         3,942           4,160
Income (loss)  before provision (benefit) for
income taxes                                         (1,289)      (2,017)       377           107             349
Provision (benefit) for income taxes                   (614)        (923)       100            59              58
Net income (loss)                                     $(675)     $(1,094)      $277           $48            $291
Preferred stock dividends, discount accretion,
and premium amortization                                158          158         70             0               0
Net income (loss) available to common
stockholders                                          $(833)     $(1,252)      $207           $48            $291
Return on average assets                              -0.66%       -1.00%      0.17%         0.04%           0.24%
Return on average equity                              -7.38%      -10.84%      2.08%         0.54%           3.28%
Return on average common equity                       -9.51%      -13.83%      2.33%         0.54%           3.28%
Equity to average assets                               8.98%        9.26%      8.21%         7.35%           7.35%
Common equity to average assets                        6.95%        6.92%      7.31%         7.35%           7.35%
Net interest margin (1)                                3.48%        3.53%      3.56%         3.59%           3.69%
Average Balance Sheet
Loans net of unearned income                       $363,619     $365,438   $364,795      $363,129        $365,879
Assets                                              498,733      500,149    492,333       481,705         479,973
Deposits                                            376,476      382,045    381,375       369,248         367,905
Short-term borrowings                                15,085       10,288      9,702        11,970          10,957
Long-term borrowings                                 49,352       47,698     57,822        51,298          52,429
Stockholders' equity                                 44,767       46,317     40,417        35,429          35,274
Ending Balance Sheet
Loans net of unearned income                       $357,865     $359,080   $362,913      $364,381        $362,445
Assets                                              494,873      497,540    500,405       495,981         474,699
Deposits                                            377,370      369,058    385,137       385,675         364,247
Stockholders' equity                                 44,721       44,627     46,268        35,805          35,558
Financial Condition Analysis
Total risk-based capital                              15.67%       15.06%     15.96%        13.33%          13.48%
Net charge-offs to average loans                       0.37%        0.08%      0.04%         0.44%           0.12%
Nonperforming loans to gross loans                     4.02%        3.21%      3.19%         2.62%           2.58%
Efficiency ratio (1)                                  82.04%       85.85%     75.88%        77.92%          79.62%
Net interest income to average assets (1)              0.82%        0.82%      0.84%         0.86%           0.88%
Non-interest income to average assets                  0.20%        0.30%      0.18%         0.19%           0.21%
Non-interest expenses to average assets                0.80%        0.98%      0.77%         0.82%           0.87%
Stockholders' Data
Diluted earnings (loss) per common share             $(0.51)      $(0.76)     $0.13         $0.03           $0.18
Book value per common share                          $21.05       $21.02     $22.04        $21.78          $21.64
Dividends per common share                              $-          N/A       $0.11         $0.11           $0.11
Dividend payout ratio                                   0.0%        N/A        87.4%        377.1%           62.2%
Average common shares outstanding-basic               1,646        1,645      1,643         1,643           1,643
Average common shares outstanding-diluted             1,646        1,645      1,643         1,643           1,643
Stock Price Information (2)
High                                                 $12.50       $16.25     $12.80        $18.00          $21.00
Low                                                    8.30         8.50       7.55         12.25           18.00
Bid price at quarter end                               8.30        13.15       8.50         12.25           18.00

(1) Fully taxable-equivalent basis, assuming a Federal tax rate of 34% and excluding disallowed interest expense.
(2) Bid price

NET INTEREST INCOME

For the third quarter 2009, net interest income on a taxable-equivalent basis was $4,185 compared to $4,218 in the related 2008 period. This slight decrease of $33 in net interest income between these periods was attributable to a $697 reduction in interest earned on assets which was partially offset by a reduction of $664 in interest paid on liabilities. Average interest-earning assets increased $22,158 or 5% between periods due to higher volume of short-term investments and taxable securities. Average loans for the third quarter of 2009 were $363,619 or a decrease of $2,259 over the related 2008 balance of $365,879. The impact of a higher level of nonaccrual loans and the reversal of interest related to these loans negatively impacted the 2009 margin in comparison with the third quarter of 2008. Average taxable securities and short-term investments for the third quarter 2009 were $102,254, up $26,456 from the comparable quarter in 2008. With the softer loan demand, the additional core deposits generated within our markets were invested in taxable
securities.   Average deposits for the third quarter of 2009 increased $8,571 to $376,476 compared with $367,905 for the related 2008 period. Lower-cost savings deposits increased $6,504 while time deposits increased $3,557 during the period comparison. The growth in core deposits between periods has allowed us to reduce our reliance on short-term and long-term wholesale funding sources.

The net interest margin for the third quarter of 2009 was 3.48%, 21 basis points lower than the same period in 2008. The reduction in rates earned on assets decreased faster than the rates paid on liabilities, thereby reducing the rate spread and net interest margin percentage. The yield on earning assets was 5.60% for the third quarter of 2009 or 90 basis points lower than the comparable period last year. This rate reduction was attributable to lower loan yields (down 82 basis points to 6.11%), and short-term investments (down 164 basis points to .63%). Loan yields were impacted by higher levels of nonaccrual loans, a decline in yields on the loan portfolio due to the repricing of adjustable rate loans in a lower rate environment, and reduced loan demand in our markets.

The rate paid on interest-bearing liabilities of 2.52% for the third quarter of 2009 was 76 basis points lower than the same period in 2008. Rates on time deposits were down 98 basis points to 3.02%, and the cost of savings deposits fell 65 basis points, to 1.20%. The cost of short-term borrowings was down 36 basis points, while the cost of long-term borrowings declined 32 basis points to 4.18%.

Given the current interest rate environment, the level of nonaccrual loans and competitive challenges we expect downward pressure on the net interest margin for the remainder of 2009.

Table 2:  Quarterly Net Interest Income Analysis - Taxable Equivalent Basis
(Dollars in thousands)
                                          Three months ended September 30, 2009    Three months ended September 30, 2008
                                          Average       Interest        Average    Average      Interest       Average
                                          Balance    Income/Expense   Yield/Rate   Balance   Income/Expense   Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                            $363,620          $5,604         6.11%    $365,879         $6,374         6.93%
Investment securities:
  Taxable                                      83,934             929         4.39%      66,888            802         4.77%
  Tax-exempt (2)                               11,449             176         6.11%      13,488            209         6.16%
Other interest-earning assets                  18,320              29         0.63%       8,910             51         2.27%
Total earning assets                         $477,323          $6,739         5.60%    $455,165         $7,436         6.50%

Cash and due from banks                        $7,831                                    $8,607
Other assets                                   21,424                                   $21,214
Allowance for loan losses                      (7,845)                                   (5,013)
Total assets                                 $498,733                                  $479,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand                     $29,314             $46        0.62%      $27,217            $54        0.79%
  Savings deposits                            102,676             311        1.20%       98,269            458        1.85%
  Time deposits                               194,888           1,486        3.02%      191,331          1,922        4.00%
Short-term borrowings                          15,085              37        0.97%       10,957             37        1.33%
Long-term borrowings                           49,352             520        4.18%       52,429            593        4.50%
Subordinated debentures                        10,310             154        5.98%       10,310            154        5.98%
Total interest-bearing liabilities           $401,625          $2,554        2.52%     $390,513         $3,218        3.28%

Demand deposits                                49,598                                    51,088
Other liabilities                               2,742                                     3,098
Stockholders' equity                           44,767                                    35,274
Total liabilities and stockholders' equity   $498,733                                  $479,973

Net interest income and rate spread                            $4,185        3.08%                      $4,218        3.22%
Net interest margin                                                          3.48%                                    3.69%

(1)   Non-accrual loans are included in the daily average loan balances outstanding.
(2)   The yield on tax-exempt loans and investments is computed on a tax-equivalent basis using a Federal tax rate of 34% and excluding disallowed interest expense.
(3)   Interest income includes loan fees of $101 in 2009 and $76 in 2008.

Table 3:  Quarterly Volume/Rate Variance - Taxable Equivalent Basis
(Dollars in thousands)
                                          2009 vs 2008
                                             Due to
                                   Volume     Rate      Net
  Loans                             ($39)    ($731)   $(770)
  Taxable investments                205       (77)     128
  Nontaxable investments             (31)       (2)     (33)
  Other interest income               54       (76)     (22)
Total interest-earning assets        189      (886)    (697)

  Interest-bearing demand              4       (12)      (8)
  Savings deposits                    21      (169)    (147)
  Time deposits                       36      (472)    (436)
  Short-term borrowings               14       (14)       0
  Long-term borrowings               (35)      (37)     (73)
  Subordinated debentures              0         0        0
Total interest-bearing liabilities    40      (704)    (664)

Net Interest Income                 $149     ($182)    ($33)

Table 4:  Year-To-Date Net Interest Income Analysis - Taxable Equivalent Basis
(Dollars in thousands)
                                                Nine months ended September 30, 2009    Nine months ended September 30, 2008
                                                Average      Interest       Average     Average      Interest       Average
                                                Balance   Income/Expense   Yield/Rate   Balance   Income/Expense   Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                              $364,613       $17,272          6.33%   $361,466        $19,602        7.24%
Investment securities:
  Taxable                                        75,819         2,584          4.57%     65,697          2,370        4.82%
  Tax-exempt (2)                                 11,995           558          6.22%     14,498            683        6.30%
Other interest-earning assets                    21,637           123          0.76%      9,330            187        2.67%
Total earning assets                           $474,064       $20,537          5.79%   $450,991        $22,842        6.77%

Cash and due from banks                          $7,665                                  $8,022
Other assets                                     21,449                                 $21,590
Allowance for loan losses                        (6,080)                                 (4,816)
Total assets                                   $497,097                                $475,786

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand                       $30,053          $145          0.65%    $27,591           $183        0.89%
  Savings deposits                              106,593         1,102          1.38%     99,446          1,477        1.98%
  Time deposits                                 193,541         4,750          3.28%    189,419          6,132        4.32%
Short-term borrowings                            11,711            94          1.07%     11,521            142        1.65%
Long-term borrowings                             48,194         1,492          4.14%     52,067          1,790        4.59%
Subordinated debentures                          10,310           461          5.98%     10,310            461        5.98%
Total interest-bearing liabilities             $400,403        $8,044          2.69%   $390,355        $10,185        3.49%

Demand deposits                                  49,760                                  46,730
Other liabilities                                 3,085                                   3,421
Stockholders' equity                             43,850                                  35,280
Total liabilities and stockholders' equity     $497,097                                $475,786

Net interest income and rate spread                           $12,493          3.10%                   $12,657        3.28%
Net interest margin                                                            3.52%                                  3.75%

(1)  Non-accrual loans are included in the daily average loan balances outstanding.
(2)  The yield on tax-exempt loans and investments is computed on a tax-equivalent basis using a Federal tax rate of 34% and excluding disallowed interest expense.
(3)  Interest income includes loan fees of $390 in 2009 and $422 in 2008.

Table 5: Year-To-Date Volume/Rate Variance - Taxable Equivalent Basis
(dollars in thousands)
                                             2009 vs 2008
                                                Due to
                                       Volume    Rate        Net
  Loans                                 $170   ($2,500)   $(2,330)
  Taxable investments                    365      (151)       214
  Nontaxable investments                (118)       (7)      (125)
  Other interest income                  246      (310)       (64)
Total interest-earning assets            663    (2,968)    (2,305)

  Interest-bearing demand                 16       (54)       (38)
  Savings deposits                       106      (481)      (375)
  Time deposits                          133    (1,515)     1,382)
  Short-term borrowings                    2       (50)       (48)
  Long-term borrowings                  (133)     (165)      (298)
  Subordinated debentures                  0         0          0
Total interest-bearing liabilities       124    (2,265)    (2,141)

Net Interest Income                     $539     ($703)     ($164)

For the nine months ended September 30, 2009, net interest income on a taxable-equivalent basis was $12,493 compared with $12,657 in the related 2008 period a decrease of 1%, between periods. Average interest-earning assets increased $23,073 or 5% between periods, due to higher levels of taxable investments and short-term investments. Average loans for the nine months of 2009 were $364,613 or a 1% increase over the related 2008 balance of $361,466. The decline in the local economies we serve has diminished the demand for loans to qualified borrowers. Average deposits for the first nine months of 2009 increased $16,761 to $379,947 compared with $363,186 for the related 2008 period. Lower-cost savings deposits increased by $9,609, time deposit volume increased $4,122 and demand deposits grew $3,030. This growth in core deposits between periods has allowed us to reduce our reliance on short-term and long-term wholesale funding sources. For the first nine months of 2009 and 2008, the overall net interest margin was 3.52% and 3.75%, respectively.

Provision for Loan Losses

The largest contributing factor to our decreased earnings for the first nine months of 2009 was the increased level of provisions for loan losses which were taken to offset potential losses associated with our loan portfolio. The provision for loan losses for the first nine months of 2009 totaled $5,650 compared to $2,265 for the same period in 2008. A third quarter comparison shows that our provision for loan losses was $2,150 in 2009 compared to $630 in 2008. The elevated provisions taken during the second and third quarters of 2009 were attributed to increased delinquency rates, specific allocations made for several commercial borrowers due to noticeable deterioration in their operations, declines in underlying collateral values, our loan concentration in the dairy industry and non-performing loan participations on projects located in Wisconsin and Northern Illinois. At September 30, 2009 and December 31, 2008 our allowance for loan losses was 2.35 % and 1.25% of total loans, respectively. The increase is warranted based on the impact the current economic conditions have had on many of our loan customers.

Determining the appropriate level of the provision for loan losses is based on a methodology using both qualitative and quantitative factors to determine the periodic cost of providing an allowance for probable incurred losses. The allowance consists of specific and general components. The specific components relate to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful due to weaknesses in a borrower's ability to service his debts. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors such as: delinquencies, collateral values, state and local unemployment rates, portfolio composition and concentration, specific industry segment reserves, the overall risk rating of our portfolio and other economic factors as deemed appropriate.

We believe that the current level of provisions supports our allowance for loan loss policy and is adequate in view of the present condition of our loan portfolio. However, should a decline in the quality of the loan portfolio or significant charge-offs against the allowance occur, higher provisions may be needed in the future.

The declining market conditions which started in 2008 and continue today, present unique and ongoing asset quality issues for the banking industry as a whole. The continued effects of weakening economic conditions, the softening of commercial and residential real estate markets, waning consumer confidence may continue to impact our earnings in the form of elevated levels of loan loss provisions due to increased levels of non-performing loans. Based on current market conditions and our continuous monitoring of nonperforming and potential problem loans, we anticipate that net charge-offs and provision for loan losses will remain elevated for the remainder of 2009 and carry into a portion of 2010. Given the uncertainty and the impact of our current economic weakness, we cannot predict with certainty the duration of asset quality stress on our loan portfolios.

Noninterest Income

Total noninterest income for the third quarter 2009 was $1,020, up $19 from $1,001 earned in the third quarter 2008. Mortgage banking income grew $109 in the same period comparison. This increase was partially offset by a decrease in wealth management fees of $61 due primarily to the decline in the value of assets under management for customers on which fees are based, and a decrease in deposit service fees of $45.

Noninterest income for the nine months of 2009 was $3,420 up $331 from the related period of 2008. Investment securities gains of $449 recorded in the second quarter of 2009 and increased mortgage banking revenue of $238 offset the declines in revenue from deposit service fees and wealth management revenue.

Table 6:  Noninterest Income
(dollars in thousands)
                                    Three months ended                        Nine months ended
                                September 30,   September 30,   Percent   September 30,   September 30,   Percent
                                     2009            2008       Change         2009            2008       Change
Service fees                          $321            $366       -12.3%         $923          $1,069       -13.7%
Wealth Management                      313             374       -16.3%          917           1,067       -14.1%
Mortgage banking income                165              56       194.6%          455             217       109.7%
Net realized gain on sale of
securities available for sale            0               0         0.0%          449               0       100.0%
Other operating income                 221             205         7.8%          676             736        -8.2%
Total noninterest income            $1,020          $1,001         1.9%       $3,420          $3,089        10.7%

Deposit service fees for the first nine months of 2009 and for the third quarter of 2009 were lower than the comparable periods last year. The decrease was primarily attributable to lower overdraft fee income.

The Wealth Management Services Group includes trust and brokerage services. Income from the group decreased $150 to $917 between a comparison of the first nine months of 2009 and 2008, primarily due to the general decline in the equities markets of the managed portfolios of trust customers on which fees are based.

Mortgage banking income represents income received from the sale of residential real estate loans into the secondary market. For 2009, $36,343 of loans were originated compared to $16,374 for the first nine months of 2008. For the first nine months of 2009, mortgage banking income was $455 up $238 over the related 2008 period. During much of 2009, the Federal Reserve stimulated the housing market with lower interest rates. Many consumers took the opportunity to refinance. Our mortgage loan origination unit closed $15,649 in new loan volume during the third quarter 2009, an increase of $4,866 from the first quarter of 2009. For the third quarter 2009, mortgage banking income for loans sold in the secondary market was $165 compared to $56 for the related quarter one year ago.

For the first nine months of 2009, other operating income was 8% lower than the first nine months of 2008, primarily from a decrease in prepayment fees on early termination of loans and the receipt in 2008 of a one-time interest refund from the Internal Revenue Service on a settlement of a tax case.

Noninterest Expense

Noninterest expense was $3,981 for the third quarter of 2009 or $179 below the related period of 2008. In the same period comparison, salaries and employee benefits decreased $114, impairment write-downs of other real estate declined $143, and other operating expenses were lower by $129 between periods due to
decreased wealth management expenses and director fees.   These expenses were
partially offset by increased FDIC costs of $134 and increased legal and professional expense related to loan collection expenses.

Total noninterest expenses for the nine month period ending September 30, 2009 and 2008 were $12,662 and $12,068, respectively. FDIC assessment expense increased $723 between periods due to an industry-wide increase in insurance premiums and a special fee assessed to all banks. In the second quarter of 2009, a special FDIC assessment of $230 was recorded. In addition to the special assessment and the general increase in rate assessments, we have also elected to participate in the FDIC's Transaction Account Guarantee Program, which has and is likely to continue to cause an increase in our insurance premium. Excluding the $723 increase in FDIC assessments and the $780 increase in operation of other real estate between periods relating to impairment write-downs, expenses would have decreased $909.

Table 7:  Noninterest Expenses
(dollars in thousands)
                                            Three months ended                         Nine months ended
                                         September 30,   September 30,   Percent   September 30,   September 30,   Percent
(dollars in thousands)                        2009            2008       Change         2009            2008       Change
Salaries and employee benefits               $2,214          $2,328        -4.9%       $6,384          $7,049        -9.4%
Occupancy                                       465             474        -1.9%        1,429           1,533        -6.8%
Data processing and information systems         157             196       -19.9%          485             579       -16.2%
Operation of other real estate                  279             337       -17.2%        1,242             462       168.8%
Legal and professional                          234             198        18.2%          680             558        21.9%
FDIC assessment                                 181              47         NM            791              68         NM
Other operating expenses                        451             580       -22.2%        1,651           1,819        -9.2%
Total noninterest expenses                   $3,981          $4,160        -4.3%      $12,662         $12,068         4.9%

We have focused on reducing our controllable noninterest expenses in 2009 and 2008 by reducing expenditures wherever practical. These cuts have included staff reductions, renegotiated vendor contracts and reduced discretionary spending. Despite these cost reduction efforts, increases in FDIC insurance and ORE impairment writedowns resulted in an overall increase in operating expenses.

Salaries and employee benefits expense decreased $665 for the first nine months of 2009 compared to 2008 due to the elimination of ten full-time equivalent positions in January 2009, and other cost-saving measures. For the nine months ended September 30, 2009 and 2008, salaries and employee benefits comprised approximately 50% and 58%, respectively, of total noninterest expense. For the third quarter of 2009 and 2008, salaries and benefit expense were $2,214 and $2,328, respectively, a decline of $114. Salaries decreased $77 primarily from a decrease in the number of full-time equivalent employees. Salary increases, which are effective April 1{st} of each year, were limited to approximately 2% for 2009. Benefit expense was down $376 in a comparison of the nine-month periods of 2009 and 2008, primarily due to the decline in the Company's contribution to the 401(k) plan, decreases in incentive and referral pay, and a $125 second quarter 2009 recovery of the remaining balance of the self-funded health insurance fund.

Occupancy and equipment expense of $465 for the third quarter of 2009 decreased $9 versus the comparable period last year, mostly due to decreased equipment depreciation and maintenance expenses, and decreased fuel costs for the bank's autos. Data processing and information systems decreased $39 in a comparison of third quarter expenses, and $94 for the first nine-month comparison between years due primarily to the renegotiation of the data communication contract.

Expenses related to the operation of other real estate properties declined by $58 in comparison of third quarter 2009 and 2008 expenses due to lower impairment charges on ORE properties. For the first nine months of 2009 compared with 2008, expenses associated with other real estate have increased by $780 due to increases in impairment write-downs of properties of $907 and increased losses incurred on the sale of ORE properties of $149.

Legal and professional fees increased $36 in a comparison of third quarter 2009 to 2008 due to increased collection efforts associated with past due loans and additional consulting services. Legal and professional fees for the first nine months of 2009 and 2008 were up $122 due also in part to the outsourcing of the internal audit function of the Bank.

Income Taxes

For the first nine months of 2009, the income tax benefit increased $1,387 compared to the first nine months of 2008 due to lower taxable income. Income tax expense in 2008 was aided by a one-time $243 tax benefit recorded in first quarter related to a recovery as a result of a favorable Tax Court ruling. State income taxes will be higher than prior years due to the Wisconsin combined reporting tax legislation which became effective January 1, 2009. Management does not believe a valuation allowance is necessary. We made the determination that the tax benefit associated with the pre-tax losses for the nine months ended September 30, 2009 would be realized through the ability to carry back losses to recover taxes paid in previous years.

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

Table 8:  Investments
(dollars in thousands)
Investment Category                             Rating   September 30, 2009   December 31, 2008
                                                            Amount      %       Amount      %
US Treasury & Agencies Debt
                                                 AAA        $1,201     100%       $201     100%
                                                 Total      $1,201     100%       $201     100%
US Treasury & Agencies Debt as % of Portfolio                            1%                  0%

Mortgage-backed securities
                                                  AAA      $82,537      99%    $63,899      99%
                                                  AA1          478       0%          0       0%
                                                  A1             0       0%        874       1%
                                                  A2            11       0%         25       0%
                                                  BA1          608       1%          0       0%
                                                  BA3            0       0%        275       0%
                                                  B3           340       0%          0       0%
                                                  NR             0       0%          0       0%
                                                  Total    $83,974     100%    $65,073     100%
Mortgage-backed securities as % of Portfolio                            80%                 80%

Obligations of States and Political Subdivisions
                                                  AAA         $-         0%        $-        0%
                                                  Aa2        2,333      13%        237       2%
                                                  AA3        2,732      15%      3,320      24%
                                                  A1           338       2%        331       2%
                                                  A2           880       5%        857       6%
                                                  A3           536       3%        533       4%
                                                  Baa1         468       3%        467       3%
                                                  NR        10,580      59%      8,261      59%
                                                  Total    $17,867     100%    $14,006     100%
Obligation of States and Political
Subdivisions as % of Portfolio                                          17%                 18%

Corporate Debt Securities
                                                  NR        $1,335     100%      1,758     100%
                                                  Total      1,335     100%      1,758     100%
Corporate Debt Securities as % of Portfolio                              2%                  2%

Total Market Value of Securities                          $104,377     100%    $81,038     100%

At September 30, 2009 and December 31, 2008, 80% of the investment portfolio consisted of mortgage-backed securities. Obligations of states and political subdivisions represented 17% of the portfolio at September 30, 2009, compared to 18% at December 31, 2008.

All credit sensitive sectors in the investment portfolio, which include trust preferred securities and common equity securities, have been under severe credit and liquidity stress which have impacted prices and introduced the risk of impairment write-downs. See Note 5 - Investment Securities for those securities whose fair value is less than its cost at September 30, 2009, and because we do not intend to sell the investment nor it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis we do not consider those securities to be OTTI except for the following:

      (1) one non-agency mortgage-backed security ("non-agency MBS") had $12 of credit component OTTI recorded during the third and second quarters of 2009, respectively, and had amortized costs and unrealized losses totaling $385 and $47, respectively at September 30, 2009.

      (2) one trust preferred security had $289 of credit component OTTI recorded during the third quarter 2009, and had amortized costs and unrealized losses totaling $211 and $27, respectively.

We continue to monitor our exposure to OTTI that may result due to adverse economic conditions currently being experienced. Based on our evaluation, management does not believe any other individual security with unrealized loss at September 30, 2009 represents OTTI as these unrealized losses are primarily attributable to changes in interest rates and the current volatile market conditions; they do not represent credit deterioration.

Securities available for sale with a carrying value of $57,689 and $47,794 at September 30, 2009 and December 31, 2008, respectively, were pledged to support current outstanding or contingently available deposits and borrowings with public entities, FHLB advances, repurchase agreements, federal funds purchased and for other purposes as required.

The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may stop the FHLB from redeeming stock without prior approval. The FHLB of Chicago last paid a dividend in September 2007. At both September 30, 2009 and December 31, 2008, we held $2,306 in FHLB Chicago stock, of which $2,046 and $1,971 respectively, was required stock holdings to maintain the level of borrowings outstanding with the FHLB of Chicago.

Loans

Loans totaled $357,865 at September 30, 2009, a decrease of $6,516 from December 31, 2008 reflecting an overall decline in all segments, with the one exception being real estate construction. Commercial, agricultural, real estate residential, and installment loans decreased $8,107 from year-end. Although our residential real estate activity was much higher during 2009 our portfolio balances have decreased due to the general softness in the residential real estate market and the volume of loans that were sold into the secondary market as interest rates declined mid-year. The decline in this segment of the portfolio was partially offset by growth in real estate construction of $1,591. Commercial loan demand began to decline across all of our markets during 2008 and has shown little improvement year-to-date, nor is it expected to improve for the remainder of 2009 and into early 2010. Competition among local and regional banks for credit worthy borrowers and core deposit customers remains high. As it was for 2008, our primary focus for 2009 has been and continues to be to improve the asset quality of our loan portfolio.

State and local economic conditions continue to exhibit stress. By the end of 2008 the unemployment rate in the State of Wisconsin was approaching double digit levels and by March 2009 had risen above 12%. By June 30, the rate had declined to 9.2% and for September 2009 it was reported to be 7.7%. Unfortunately the unemployment rate in five of the eight counties we serve equaled or exceeded the unemployment rate for the State of Wisconsin. At September 30, 2009 the unemployment rate in Taylor County, our principal market, was 12.1% compared to 6.2% a year earlier.

In 2007 and 2008, many of our agri-business customers were performing reasonably well as the demand from two of the largest and fastest growing economies of the world, China and India, helped push prices for their products to record levels. Prices have now dropped sharply for corn and milk. Margins have narrowed to a point where even some of our best dairy farmers are having difficulty breaking even because of lower milk prices and shrinking foreign demand. As of September 30, 2009 approximately 8.5% of our loans were to customers in the dairy industry.

Table 9:  Loans
(dollars in thousands)

                             September 30,   % of   December 31,   % of
                                  2009       total      2008       total
Commercial                      $37,354        10%    $39,047        11%
Commercial real estate          124,654        35%    127,209        34%
Agricultural                     42,222        12%     43,345        12%
Real estate construction         47,256        13%     45,665        13%
Real estate residential          98,853        29%    100,311        28%
Installment                       7,526         1%      8,804         2%
Total loans                    $357,865       100%   $364,381       100%

Allowance for Loan Losses

Our loan portfolio is the primary asset subject to credit risk. Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of underwriting procedures, comprehensive loan administration techniques and vigilant monitoring of our borrowers' financial performance, payment history and outstanding commitments and indebtedness. Active asset quality administration which includes the early identification and timely resolution of problem credits aids in the management of credit risks and minimization of loan losses. We strengthened our credit administration process with the hiring of an experienced Chief Credit Officer in October 2009.

The Bank establishes an allowance for possible loan losses through periodic charges to earnings. The change in the allowance for loan losses is ultimately a function of the mix and credit quality rating of our loan portfolio, delinquency, the level of nonperforming loans and actual net charge offs incurred. Our allowance for loan losses at September 30, 2009 was $8,420 compared with $4,542 at December 31, 2008. The allowance for loan losses to total loans was 2.35% and 1.25% at September 30, 2009 and December 31, 2008, respectively. Net-charge-offs during the third quarter of 2009 were $1,330, up $898 from the same period last year. For the first nine months of 2009, net charge-offs totaled $1,772 or .49% of average loans. For the nine months ended September 30, 2008, net charge-offs totaled $1,247 or .34% of average loans.

Nonperforming loans at September 30, 2009 were $15,277 up $5,921 from the same period one year ago primarily due to the increase in nonaccrual loans. Nonaccrual loans were $14,327 at September 30, 2009 and $11,411 at June 30, 2009, as compared to $8,949 at December 31, 2008. The increase of $5,378 from year end 2008 was primarily in commercial real estate and 1-4 family residential properties secured by first liens.

Table 10:  Allowance for loan losses
(dollars in thousands)
                                            At and for the      At and for the
                                          Nine months ended      Year ended
                                            September 30,        December 31,
                                          2009         2008         2008
Allowance for loan losses:
Balance at beginning of period           $4,542       $4,174       $4,174
Charge offs                              (1,948)      (1,442)      (3,040)
Recoveries                                  176          195          208
  Net charge offs                        (1,772)      (1,247)      (2,832)
Provision for loan losses                 5,650        2,265        3,200
Balance at end of period                 $8,420       $5,192       $4,542
Net loan charge offs (recoveries):
Commercial, financial and agricultural     $257          $36         $175
Commercial real estate (CRE)                 (7)         564        1,453
Real estate construction                  1,038          136          186
  Total commercial                        1,288          736        1,814
Installment                                  88          122          177
  Total retail                            1,376          858        1,991
Residential mortgage                        396          389          841
  Total net charge offs                  $1,772       $1,247       $2,832
RATIOS
Allowance for loan losses to net
charge offs                                 4.8          4.2          1.6
Allowance for loan losses to total
loans at end of period                     2.35%        1.43%        1.25%
Net charge-offs during the period to
average loans outstanding                  0.49%        0.34%        0.78%

Table 10:  (continued) Allowance for loan losses
(dollars in thousands)
Quarterly Trends                       September 30,   June 30,   March 31,   December 31,   September 30,
                                            2009         2009        2009         2008            2008
Allowance for loan losses:
Balance at beginning of period             $7,600       $5,152      $4,542       $5,192          $4,994
Charge offs                                (1,393)        (389)       (166)      (1,597)           (445)
Recoveries                                     63           87          26           12              13
  Net charge offs                          (1,330)        (302)       (140)      (1,585)           (432)
Provision for loan losses                   2,150        2,750         750          935             630
Balance at end of period                   $8,420       $7,600      $5,152       $4,542          $5,192
Net loan charge offs (recoveries):
Commercial, financial and agricultural       $150         $104          $3         $139             $47
Commercial real estate (CRE)                  (58)          23          28          889             121
Real estate construction                    1,005            0          33           50             135
  Total commercial                          1,097          127          64        1,078             303
Installment                                    35           34          19           55              37
  Total retail                              1,132          161          83        1,133             340
Residential mortgage                          198          141          57          452              92
  Total net charge offs                    $1,330         $302        $140       $1,585            $432

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

Table 11: Allocation of the Allowance for Loan Losses
(dollars in thousands)
                                 September 30,   December 31,
                                      2009           2008        Change
Commercial & Agricultural            $3,000         $2,957          $43
Real Estate                             838            648          190
Installment                             157            130           27
Impaired Loans                        4,425            800        3,625
Unallocated                               0              7           (7)
Total Reserve                        $8,420         $4,542       $3,878

The increase in the amount of the reserves at September 30, 2009 is the direct result of increases in the level of nonperforming loans, rising delinquencies and the economic factors applied to all loan types, including the unemployment rate. It is difficult to predict the length or depth of the current economic downturn and the impact it will have on businesses and individual consumers in the markets we serve. We have seen substantial declines in local real estate values. As many of our commercial and consumer loans are secured by real estate, we are concerned that a prolonged downturn will further impair the value of the real estate used to secure our loans. Such conditions have already hindered our efforts to reduce the level of nonperforming loans.

Furthermore, we fully expect that business and individual borrowers may encounter difficulties in meeting their debt service obligations until real estate values stabilize and the overall economy strengthens. In the opinion of management, the allowance for loan losses was appropriate as of September 30, 2009. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such changes on our loan customers.

Nonperforming Loans and Other Real Estate Owned

The level of nonperforming loans remains a leading indicator of future loan loss potential. Nonperforming loans are defined as loans 90 days or more past due but still accruing, nonaccrual loans, including those defined as impaired under current accounting standards, and restructured loans. Loans are placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts that may adversely impact the collection of principal or interest on loans, it is our practice to place such loans on nonaccrual status immediately rather than waiting until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed, and future payments received are applied in full to reduce remaining loan principal. No income is accrued or recorded on future payments until the loan is returned to accrual status. Upon return to accrual status, the interest portion of past payments that were applied to reduce nonaccrual principal is taken back into income.

Restructured loans involve granting of concessions to the borrower by modifying the terms of the loan, such as changes in payment schedule or interest rate or capitalization of unpaid real estate taxes or unpaid interest. The majority of restructured loans represent capitalized loan interest and real estate taxes that borrowers were unable to pay according to the original repayment terms. Such loans are subject to senior management review and ongoing monitoring and are made in cases where the borrower's delinquency is considered short-term from circumstances the borrower is believed able to overcome and or the underlying collateral value supporting the loan is more than sufficient to cover the additional advance and no loss of principal is anticipated.

Table 12:  Nonperforming Loans and Other Real Estate Owned
(dollars in thousands)
                                            At and for the      At and for the
                                          Nine months ended       Year ended
                                             September 30,        December 31,
                                          2009          2008          2008
 Nonaccrual loans not considered
 impaired                                $3,193        $1,666        $1,877
 Nonaccrual loans considered
 impaired                                11,134         7,347         7,072
 Impaired loans still accruing
 interest                                   890             0             0
 Accruing loans past due 90 days or
 more                                        60            21            36
 Restructured loans                           0           322           569
Total nonperforming loans                15,277         9,356         9,554
 Other real estate owned                  2,625         2,288         2,556
 Other repossessed assets                   454             2             5
Total nonperforming assets              $18,356       $11,646       $12,115
RATIOS
Nonperforming loans to total loans         4.27%         2.58%         2.62%
Nonperforming assets to total assets       3.71%         2.45%         2.44%

At September 30, 2009, there were six borrowing relationships with nonaccrual balances in excess of $500, while one borrower previously on nonaccrual was returned to performing status during the quarter. These six relationships accounted for approximately 55% of the total nonaccrual loans and consisted of the following:

          o $1,300 participation loan used to construct an ethanol plant in southeastern Wisconsin was added to nonaccrual status in the
             fourth quarter 2008.  The loan is secured by real estate.   A
             partial charge-off of $680 was taken in third quarter 2009 and a specific loan loss allocation of $320 remains as of September 30, 2009.

          o $1,250 commercial real estate loan on nonaccrual status for all of 2008 secured by retail/warehouse properties located in northern Wisconsin. All payments required under an agreement with the borrower have been made during 2009. A specific loan loss allocation of $200 is allocated to this loan.

          o $725 commercial real estate loan added to nonaccrual status during the third quarter 2008 secured by retail/warehouse properties in central Wisconsin. A specific loan loss allocation of $100 was established in 2009.

 Items added during the first quarter of 2009:

          o $850 commercial real estate loan added to nonaccrual status during the first quarter 2009 secured by land and modular homes in northern Wisconsin. A specific loan loss allocation of $100 was established in 2009.
          o $725 real estate loan added to nonaccrual status during the first quarter 2009 secured by multi-family residential rentals and personal real estate in central Wisconsin. A specific loan loss allocation of $50 was established in 2009.

 Items added during the second quarter of 2009:

          o $600 real estate loan added to nonaccrual status during the second quarter 2009 secured by owner occupied commercial real estate in northern Wisconsin. During the third quarter 2009 the borrower paid down the loan. The loan was taken out of nonaccrual and placed in performing.

 Items added during the third quarter of 2009:

          o $3,125 recreational facility participation loan added to nonaccrual status during the third quarter 2009 secured by real estate in northern Illinois. A specific loan loss allocation of $1,600 was established in 2009.

While we believe that the value of the collateral securing the above referenced nonaccrual loans approximates the net book value of the loans, we cannot provide assurances that the value will be maintained or that there will be no further losses with respect to these loans. We continue to monitor these credits on a quarterly basis for any further deterioration. In general, the level of non-performing assets are the direct result of loans secured by 1-4 family residential and commercial real estate properties and is a reflection of the impact the economic conditions have had on customers in the markets we
serve.   In view of current economic conditions, credit quality is not expected to see any major signs of improvement through 2009.

The level of potential problem loans is another predominant factor in determining the relative risk in the loan portfolio and in determining the level of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ongoing ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that we expect losses to occur, but that management recognized a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At September 30, 2009, potential problem loans totaled $8,737, compared to $7,496 at June 30, 2009 and none at December 31, 2008. At September 30, 2009 potential problem loans consisted of $8,129 of commercial real estate, and $608 of commercial loans. The current level of potential problem loans reflects management's heightened awareness of the uncertainty of the pace at which a commercial credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by our customers and on the underlying real estate or other collateral values.

Other real estate totaled $2,625 and $2,556 at September 30, 2009 and December 31, 2008, respectively. The net decrease of $69 resulted from additional properties acquired through foreclosure of $1,804 which were offset through reductions in the balance due to impairment write-downs of $890, and losses of $149 on sales of ORE properties of $696 in the first nine months of 2009. The largest asset in other real estate is a former car dealership of the Impaired Borrower. Other properties held as other real estate include six 1-4 family residential properties, four nonfarm/nonresidential properties and 21 parcels of recreational land in northern and central Wisconsin.

Deposits

Deposits were $377,370 at September 30, 2009, down $8,305 from year-end 2008, including a shift in the mix of deposits. The shift in the deposit mix during 2009 was predominantly in a reduction of $9,558 in brokered deposits and an $11,099 reduction in interest-bearing demand balances, which were offset by growth of $16,265 in certificates of deposit since year end 2008.

Table 13:  Deposit Distribution
(dollars in thousands)

                              September 30,   % of    December 31,   % of
                                   2009       total       2008       total
Non-interest bearing demand      $51,261        14%     $55,694        14%
Interest-bearing demand           26,757         7%      37,856        10%
Money market deposits             79,490        21%      81,655        21%
Other savings deposits            23,098         6%      21,508         6%
IRA and retirement accounts       34,601         9%      33,506         9%
Certificates of deposit          122,438        32%     106,173        27%
Brokered deposits                 39,725        11%      49,283        13%
Total                           $377,370       100%    $385,675       100%

The Bank participates in the Certificate of Deposit Account Registry Service network ("CDARS"), which allows the Bank to accommodate depositors with large funds seeking the full deposit insurance protection, by placing these funds in CDs issued by other banks in the network. Through a matching system, the Bank will receive funds back for CDs that it issues for other banks in the network, thus allowing the Bank to retain the full amount of the original deposit. The amount of CDARS deposits were $5,597 and $439 at September 30, 2009 and December 31, 2008, respectively.

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

Other Funding Sources

Other funding sources, including short-term borrowings, long-term borrowings, and subordinated debentures, were $71,151 at September 30, 2009 compared with $71,050 at December 31, 2008. Long-term borrowings were reduced as we increased our short-term borrowings consisting of corporate funds in the form of repurchase agreements at a lower funding cost. The decision of length of maturity for these borrowings is dependent on our asset/liability position and the amount of interest rate risk that we are willing to assume.

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

Table 14:  Contractual Obligations
(dollars in thousands)
                                Total     < 1year   1-3 years   3-5 years   > 5 years
Long-term borrowings            $45,929   $10,868    $26,061      $4,000      $5,000
Subordinated debentures          10,310       -          -           -        10,310
Total contractual obligations   $56,239   $10,868    $26,061      $4,000     $15,310

Liquidity

Liquidity management refers to the ability to ensure that cash is available in a timely manner to meet loan demand and depositors' needs and to service liabilities as they become due without undue cost or risk. Our holding company and Bank have different liquidity considerations.

The primary source of funds for the holding company is dividends, management fee income from the Bank, and proceeds from issuance of shares related to stock options and employee stock purchase plans. These sources could be limited or costly. The cash is used to provide for payments of dividends to shareholders, purchase of assets, payment of salaries, benefits and other related expenses, and to make interest payments on its debt. No dividends have been received from the Bank since 2006. On February 20, 2009 we sold 10,000 shares of our Preferred Stock and 500 shares of Warrant Preferred Stock to the Treasury pursuant to the CPP program. Dividends on the Preferred Stock and Warrant Preferred Stock issued to the Treasury will be paid on a quarterly basis in February, May, August, and November. All dividends under this obligation have been paid as required. While any Preferred Stock or Warrant Preferred Stock is outstanding, we may pay dividends on our common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Preferred Stock and Warrant Preferred Stock are fully paid. Prior to the third anniversary of the Treasury's purchase of the Preferred Stock and Warrant Preferred Stock, unless the stock has been redeemed or the Treasury has transferred all of the Preferred Stock or Warrant Preferred Stock to third parties, the consent of the Treasury will be required for us to increase our annual common stock dividend above $.44 per common share.

The Bank meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity is derived from interest income from loans and investments, maturities within the investment portfolio, maturing loans, loan payments, deposit growth, other funding sources, and a well-capitalized capital position.

Maturing investments can be a source of liquidity at the Bank, however, with the soft loan demand to qualifying borrowers, more cash has been used to purchase investment securities to utilize excess liquidity. Proceeds from maturities totaling $18,725 were received during the first nine months of 2009 while investment purchases totaled $53,297 during the same period.

The scheduled maturity of loans can also provide a source of additional liquidity. Factors affecting liquidity relative to loans are loan renewals, loan origination volumes, loan prepayment rates, and the maturity of existing loan portfolio. The Bank's liquidity position is influenced by changes in interest rates, economic conditions, and competition. Conversely, loan demand as a need for liquidity may cause us to acquire other sources of funding which could be more costly than deposits. With the continuing slowdown of economic activity during 2009, loans decreased $2,941 during the first nine months compared to an increase in balances of $5,462 during the first nine months of 2008.

The decline in deposits resulted in $8,305 of cash outflow during the first nine months of 2009. Affecting liquidity are core deposit growth levels, certificates of deposit maturity structure, and retention and diversification of wholesale funding sources.

Other funding sources for the Bank are in the form of corporate repurchase agreements, federal funds purchased, FHLB advances, and long-term borrowings with other financial institutions. Short-term borrowings increased $3,601 in the first nine months of 2009 while long-term borrowings decreased $3,500 during the same period. Long-term borrowings and FHLB advances require the pledging of collateral in the form of investment securities or loans.

We expect deposits will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. We expect deposit growth, including brokered deposits within our prescribed policy limits, to be a reliable funding source in the future. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, federal funds sold, portfolio investments, loan maturities, and access to other funding sources.

In assessing liquidity, historical information such as seasonality, local economic cycles, and the economy in general are considered along with the current ratios and management goals. The reduction in loans experienced during the first nine months of 2009 reflects the overall slowdown in the local economies and decreased need for additional wholesale funding.

Capital

Stockholders' equity at September 30, 2009 was $44,721 compared to $35,805 at December 31, 2008 which reflects the additional capital acquired through the issuance of Preferred Stock under the Treasury's CPP program. See terms of Preferred Stock in Note 6 - Stockholders' Equity.

Stockholders' equity at September 30, 2009 included $1,463 of accumulated other comprehensive income related to unrealized net gains on securities available for sale, net of the tax effect. At December 31, 2008, stockholders' equity included $598 of other comprehensive income related to unrealized net gains on securities. Cash dividends paid in the first nine months of 2009 were $.11 per common share compared with $.44 per common share for the related period of 2008. In the second quarter of 2009 and as disclosed in our 2008 Form 10-K, we changed the frequency of payouts from quarterly to semi-annual dividends on our common stock payable in August and February of each year. On August 10, 2009, the Board of Directors announced the suspension of its dividend on its common stock. In view of the financial challenges presented by the current economic environment and the likelihood that this economic downturn will continue into 2010, the Board felt that the most prudent course of action was to focus on preserving our capital position until market conditions improve.

Table 15: Capital Ratios
 (dollars in thousands)
Holding Company                  At September 30,   At December 31,
                                       2009              2008         Minimum
Total Stockholders' Equity           $44,721           $35,805
Tier 1 Capital                        53,258            45,207
Total Regulatory Capital              57,927            49,749
Tier 1 to average assets                10.7%              9.4%          5.0%
Tier 1 risk-based capital ratio         14.4%             12.1%          4.0%
Total risk-based capital ratio          15.7%             13.3%          8.0%

Bank                             At September 30,   At December 31,
                                       2009              2008        Minimum
Total Stockholders' Equity           $43,610           $39,849
Tier 1 Capital                        42,147            39,251
Total Regulatory Capital              46,776            43,793
Tier 1 to average assets                 8.5%              8.3%          5.0%
Tier 1 risk-based capital ratio         11.5%             10.6%          6.0%
Total risk-based capital ratio          12.8%             11.9%         10.0%

The adequacy of our capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of September 30, 2009 and December 31, 2008, the Company's and Bank's Tier 1 risk-based capital ratios, total risk-based capital ratios and Tier 1 leverage ratios were in excess of regulatory requirements. The Board continually evaluates short-term and longer-term capital needs of the holding company, and has an expressed goal of maintaining sufficient capital to remain a well-capitalized bank and bank holding company. Our ability to pay dividends depends in part upon the receipt of dividends from the Bank and these dividends are subject to limitation under banking laws and regulations. Our declaration of dividends to our shareholders is discretionary and will depend upon operating results and our overall financial condition, regulatory limitations, tax considerations, and other factors. We are also prohibited from paying dividends on our common stock if we fail to make distributions or required payments on the trust preferred securities or on our preferred stock.


New Accounting Pronouncements

A discussion of new accounting pronouncements that are applicable to the Company and have been or will be adopted by the Company is included in Note 1-Basis of Presentation in the Notes to the Financial Statements contained in
Item 1 herein.

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

There were no changes in the internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

We have engaged Jefferson Wells International, Inc. to assist with the completion of the 2009 Internal Audit Plan.

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

                              MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  NOVEMBER 13, 2009      JAMES F. WARSAW
                              James F. Warsaw
                              President and Chief Executive Officer
                              (Principal Executive Officer)


Date:  NOVEMBER 13, 2009      RHONDA R. KELLEY
                              Rhonda R. Kelley
                              Principal Accounting Officer
                              (Principal Accounting Officer)


                                 EXHIBIT INDEX
                                      to
                                   FORM 10-Q
                                      of
                    MID-WISCONSIN FINANCIAL SERVICES, INC.
               for the quarterly period ended September 30, 2009
                 Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. <section>232.102(d))



The following exhibits are filed as part this report:

31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 Certification of CEO and Principal Accounting Officer pursuant to
     Section 906 of Sarbanes-Oxley Act of 2002