Form 10-K
period 2009-12-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2010-03-26
CIK 785024

FORM 10-K

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  __________

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 2009

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from ...............to...............

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

                         $0.10 Par Value Common Stock
                               (Title of Class)

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                 Yes [ ]   No [X]

As of June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter) the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $19,576,721. For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates.

As of March 1, 2010, 1,648,102 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
             Document                        Part of Form 10-K Into Which
Proxy Statement for Annual Meeting of    Portions of Documents are Incorporated
  Shareholders on April 27, 2010                      Part III

                    MID-WISCONSIN FINANCIAL SERVICES, INC.

                       2009 FORM 10-K TABLE OF CONTENTS


                                                                           Page
PART I
           ITEM 1.     Business                                              4
           ITEM 1A.    Risk Factors                                          9
           ITEM 1B.    Unresolved Staff Comments                            16
           ITEM 2.     Properties                                           17
           ITEM 3.     Legal Proceedings                                    17
           ITEM 4.     Reserved                                             18

PART II
           ITEM 5.     Market for the Registrant's Common Equity
                       and Related Stockholder Matters                      18
           ITEM 6.     Selected Financial Data                              20
           ITEM 7.     Management's Discussion and Analysis of
                       Financial Condition and Results of Operations        21
           ITEM 7A.    Quantitative and Qualitative Disclosures
                       About Market Risk                                    53
           ITEM 8.     Financial Statements and Supplementary Data          53
           ITEM 9.     Changes In and Disagreements With Accountants
                       on Accounting and Financial Disclosure               94
           ITEM 9A(T)  Controls and Procedures                              94
           ITEM 9B.    Other Information                                    95

PART III
           ITEM 10.    Directors and Executive Officers of the Registrant   95
           ITEM 11.    Executive Compensation                               97
           ITEM 12.    Security Ownership of Certain Beneficial Owners
                       and Management and Related Stockholders Matters      97
           ITEM 13.    Certain Relationships and Related Transactions       97
           ITEM 14.    Principal Accounting Fees and Services               98

PART IV
           ITEM 15.    Exhibits and Financial Statement Schedules           98

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are based on current management expectations and are not guarantees of future performance, nor should they be relied upon as representing management's view as of any subsequent date. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those presented, either expressed or implied, in this filing. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements may be identified by, among other things, expressions of beliefs or expectations that certain events may occur or are anticipated, and projections or statements of expectations. Such forward-looking statements include, without limitation, statements regarding expected financial and operating activities and results that are preceded by, followed by, or that include words such as "may," "expects," "anticipates," "estimates," "plans," "believes," or similar expressions. Such statements are subject to important factors that could cause our actual results to differ materially from those anticipated by the forward-looking statements. These factors, many of which are beyond our control, include the following:

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

                                    PART I
ITEM 1.  BUSINESS

General

Our subsidiary operates under the name Mid-Wisconsin Bank (the "Bank") and has its principal office in Medford, Wisconsin. We, as the sole shareholder of the Bank, are a bank holding company. As a bank holding company organized as a Wisconsin corporation in 1986, we are registered with, and are subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). This Annual Report on Form 10-K describes our business and that of the Bank in effect on December 31, 2009, and any reference to the "Company" refers to the consolidated operations of Mid-Wisconsin Financial Services, Inc. and its subsidiary Mid-Wisconsin Bank.

The Bank

The Bank was incorporated on September 1, 1890, as a state bank under the laws of Wisconsin. The Bank operates fourteen retail banking locations throughout North Central Wisconsin serving markets in Clark, Eau Claire, Lincoln, Marathon, Oneida, Price, Taylor and Vilas counties.

The day-to-day management of the Bank rests with its officers with oversight provided by the board of directors. The Bank is engaged in general commercial and retail banking services, including wealth management services. The Bank serves individuals, businesses and governmental units and offers most forms of commercial and consumer lending, including lines of credit, term loans, real estate financing, mortgage lending and agricultural lending. In addition, the Bank provides a full range of personal banking services, including checking accounts, savings and time products, installment and other personal loans, as well as mortgage loans. To expand services to its customers on a 24-hour basis, the Bank offers ATM services, merchant capture, cash management, express phone and online banking. New services are frequently added.

The Wealth Management area consists of two delivery methods of providing financial products and services to assist customers in building, investing, or protecting their wealth. Through its state granted trust powers, Wealth Management provides fiduciary, administrative, and investment management services to personal trusts, estates, individuals, businesses, non-profits, and foundations for an asset based fee. Through a third party broker/dealer, UVEST Financial Services, a registered broker/dealer, member SIPC, FINRA, Wealth Management makes available a variety of retail investment and insurance products including equities, bonds, fixed and variable annuities, mutual funds, life insurance, long-term care insurance and brokered CDs which are commission based transactions.

All of our products and services are directly or indirectly related to the business of community banking and all activity is reported as one segment of operations. All revenue, profit and loss, and total assets are reported in one segment and represent our entire operations.

We have a policy of pursuing opportunities to acquire additional bank subsidiaries or branch offices so that, at any given time, we may be engaged in some tentative or preliminary discussions for such purpose with officers, directors or principal shareholders of other holding companies or banks. There are no plans, understandings, or arrangements, written or oral, regarding the potential acquisition or sale of any business unit as of the date hereof.

Employees

As of December 31, 2009, we employed 158 full-time equivalent employees. None of our employees are represented by unions. We consider the relationship with our employees to be good.

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

Executive Officers of the Bank

Information related to executive officers of the Company is found in Part III of this Form 10-K.

The management team of the Bank as of March 1, 2010, and their offices are set forth below.

     NAME                OFFICES AND POSITIONS HELD
James F. Warsaw        President, Chief Executive Officer
Mark A. King           Chief Financial Officer and Chief Operating Officer
Robert E. Taubenheim   Chief Credit Officer
Scot G. Thompson       Regional President - Eastern Region
William A. Weiland     Regional President - Central Region

Regulation and Supervision

We are subject to regulation under both federal and state law. As a bank holding company, we are subject to regulation and examination by the Federal Reserve Board pursuant to the BHC Act. The Bank is subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC") and, as a Wisconsin chartered bank, by the Wisconsin Department of Financial Institutions ("WDFI").

The Federal Reserve Board expects a bank holding company to be a source of strength for its subsidiary banks. As such, we may be required to take certain actions or commit certain resources to the Bank when we might otherwise choose not to do so. Under federal and state banking laws, bank holding companies and banks are subject to regulations which govern capital and reserve requirements, loans and loan policies (including the extension of credit to affiliates), deposits, dividend limitations, establishment of branch offices, mergers and other acquisitions, investments in or the conduct of other lines of business, management personnel, interlocking directors and other aspects of the operation of the Company and Bank.

We are subject to various regulatory capital requirements administered by bank regulators. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. We have consistently maintained regulatory capital ratios at or above the well capitalized standards.

Our ability to pay dividends to our stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve Board applicable to bank holding companies. Policies of the Federal Reserve Board caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. In addition, compliance with capital adequacy guidelines at both the bank subsidiary and the bank holding company could affect our ability to pay dividends, if our capital levels decrease. The Federal Reserve Board also possesses the enforcement powers over bank holding companies to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among those powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

On February 20, 2009 we sold 10,000 shares of Series A Preferred Stock and 500 shares of Series B Preferred Stock to the United States Department of the Treasury ("Treasury") pursuant to the TARP Capital Purchase Program ("CPP Plan"). While any Series A or B Preferred Stock is outstanding, we may pay dividends on our common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Series A and B Preferred Stock are fully paid. Prior to the third anniversary of the Treasury's purchase of the Preferred Stock, unless the Series A or B Preferred Stock has been redeemed, the consent of the Treasury will be required for us to increase the annual stock dividend above $0.44 per common share.

Emergency Economic Stabilization Act of 2008

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 ("EESA"), giving the Treasury authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced. Those programs include the following:

  o CPP Plan. Pursuant to this program, the Treasury, on behalf of the U.S. Government, purchased preferred stock, along with warrants to purchase preferred stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The investment has a dividend rate of 5% per year, until the fifth anniversary of the Treasury's investment and a dividend of 9% thereafter.

      During the time the Treasury holds securities issued pursuant to this program, participating financial institutions are required to comply with certain provisions regarding executive compensation and corporate governance. Participation in this program also imposes certain restrictions upon an institution's dividends to common shareholders and stock repurchase activities. As described above, we elected to participate in the CPP Plan and received $10 million pursuant to the program on February 20, 2009. Detailed terms of participation in the CPP Plan is set forth under the caption "Dividend Policy" in Item 5 and "Capital" in Item 7 of this Annual Report on Form 10-K.

  o Temporary Liquidity Guarantee Program. This program contained both (i) a debt guarantee component, whereby the FDIC will guarantee until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008 and October 31, 2009; and (ii) an account transaction guarantee component, whereby the FDIC will insure 100% of non-interest bearing deposit transaction accounts and certain NOW deposit accounts held at eligible financial institutions, such as payment processing accounts, payroll accounts and working capital accounts originally through December 31, 2009 which has been extended to June 30, 2010. We elected to participate in these programs through June 30, 2010.

  o Temporary increase in deposit insurance coverage. Pursuant to the EESA, the FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013, but is permanent for certain retirement accounts.

Further changes with respect to permitted banking activities and other bank regulatory matters may be made or adopted in the future. Such changes may have a significant impact on our competitive circumstances and may have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

Deposit Insurance Premiums

The FDIC maintains the Deposit Insurance Fund ("DIF") by assessing depository institutions an insurance premium on a quarterly basis. The amount of the insurance premium is a function of the institution's risk category, assessment rate and assessment base. An institution's risk category and assessment rate is determined according to its supervisory ratings, capital levels, certain financial ratios and long-term debt ratings.

An insured institution's assessment base is determined by the balance of its insured deposits. The assessment rate is then multiplied against the assessment base. This system allows institutions to pay lower assessments to the FDIC as their capital level and supervisory ratings improve and if these indicators deteriorate, the institution will have to pay higher assessments.

The FDIC Board has the authority to set the annual assessment rate range for the various risk categories within certain regulatory limits and to impose special assessments upon insured depository institutions when deemed necessary by the FDIC's Board. As part of the Deposit Insurance Fund Restoration Plan adopted by the FDIC in October 2008, on February 27, 2009 the FDIC adopted the final rule modifying the risk-based assessment system, which set initial base assessment rates between 12 and 45 basis points, beginning April 1, 2009. The FDIC imposed an emergency special assessment on June 30, 2009, which was collected on September 30, 2009. In addition, in September 2009, the FDIC extended the Restoration Plan period to eight years. On November 12, 2009, the FDIC adopted a final rule requiring prepayment of 13 quarters of FDIC premiums. Our required prepayment aggregated $3,226,000 in December 2009.

The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for our state bank subsidiary would have a material adverse effect on our earnings, operations and financial condition.

Depositor Preference

Under federal law, deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the liquidation or other resolution of such an institution by any receiver.

Available Information

Our website is www.midwisc.com. We have made available on this website our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K as soon as reasonably practical after we electronically file or furnish the information to the SEC.

ITEM 1A.  RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks described below because they could materially and adversely affect our business, liquidity, financial condition, results of operation, and prospects. This report is qualified in its entirety by these risk factors.
See also, the cautionary statement in Item 1 regarding the use of forward-looking statements in this Annual Report on Form 10-K.

External Risks

Our Stock Does Not Have a Significant Amount of Trading Activity.
There is no active public trading market for our stock. Therefore, low activity may increase the volatility of the price of our stock and result in a greater spread between the bid and ask prices as compared to more actively-traded stocks. Investors may not be able to resell shares at the price or time they desire. This may also limit our ability to raise additional capital through the issuance of new stock.

Our Agreements with the Treasury Under the CPP Plan Imposes Restrictions and Obligations on Us That Limit Our Ability to Increase Dividends, Repurchase Our Common Stock or Preferred Stock and Access the Equity Capital Market.
In February 2009, we issued preferred stock to the Treasury under the CPP Plan. Prior to February 20, 2012, unless we have redeemed all of the preferred stock, the consent of the Treasury will be required for us to increase the annual stock dividend above $0.44 per common share or to repurchase our common stock.

Our Profitability Depends Significantly on the Economic Conditions and the Local Economy in Which We Operate.
Our success depends on the general economic conditions of North Central Wisconsin where substantially all of our loans are originated. Local economic conditions have a significant impact on the demand for our products and services, the ability of our customers to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources. A significant decline in general local economic conditions, caused by inflation, recession, unemployment, changes in securities markets, changes in housing market prices, or other factors could impact local economic conditions and, in turn, have a material adverse effect on our consolidated financial condition and results of operations.

Increases in Competition Could Adversely Affect our Growth and Profitability. We operate exclusively in North Central Wisconsin. Increased competition within our markets may result in reduced demand for loans and deposits, increased expenses, and difficulty in recruiting and retaining talented people. Many competitors offer similar banking services in our market areas. Such competitors include national, internet, regional, and other community banks, as well as other types of financial institutions, including savings and loan associations, trust companies, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, and other financial intermediaries. Some of these competitors may be better able to offer more desirable or cost-effective products to customers thereby increasing the potential for loss of our market share. Additionally, many of our larger competitors may be able to achieve better economies of scale, offer a broader range of products and services, and better pricing for these products and services than we can.

Our ability to compete successfully depends on a number of factors, including, among other things:

  o The ability to develop, maintain, and build upon long-term customer relationships based on top quality service, and high ethical standards.
  o   The ability to expand our market position.
  o The scope, relevance, and pricing of products and services offered to meet customer needs and demands.
  o The rate at which we introduce new products and services relative to our competitors.
  o   Customer satisfaction with our level of service.

Failure to perform in any of these areas could significantly weaken our competitive position and adversely affect our growth and profitability.

Strategic Risks

Our Financial Condition and Results of Operations could be Negatively Affected if We Fail to Grow or Fail to Manage Our Growth Effectively.
Our ability to grow successfully will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas, the availability of capital, and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or growth will be successfully managed.

We Continually Encounter Technological Change.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends on being able to effectively implement new technology and in being successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

New Lines of Business or New Products and Services May Subject Us to Additional Risk. From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business, results of operations and financial condition.

Reputation Risks

Negative Publicity could Damage Our Reputation.
Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct.

Ethics or Conflict of Interest Issues could Damage Our Reputation.
We have established a Code of Conduct and related policies and procedures to address the ethical conduct of business and to avoid potential conflicts of interest. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, assurances that the objectives of the system are met. Any failure or circumvention of our related controls and procedures or failure to comply with the established Code of Conduct and Related Party Transaction Policies and Procedures could have a material adverse effect on our reputation, business, results of operations, and/or financial condition.

Credit Risks

We are Subject to Lending Concentration Risks.
As of December 31, 2009, approximately 59% of our loan portfolio consisted of commercial loans. Commercial loans are generally viewed as having more inherent risk of default than other loans. The balance per borrower is typically larger than that for residential mortgage and installment loans, and infers higher potential losses on an individual loan basis. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on our consolidated financial condition and results of operations.

Changes in Economic Conditions could Adversely Affect Our Earnings, as Our Borrowers' Ability to Repay Loans and the Value of the Collateral Securing Our Loans Decline.
Our performance is dependent upon economic conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment/partial employment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because many of our loans are secured in some fashion by real estate, decreases in real estate values could adversely affect the value of property we hold as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. Consequently, any decline in the local economy of our market area could have a material adverse effect on our financial condition and results of operations.

Our Allowance for Loan Losses may be Insufficient.
All financial institutions maintain an allowance for loan losses to provide for loans that may not be repaid in their entirety. All borrowers carry the potential to default and our remedies to recover may not fully satisfy money previously lent. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management's best estimate of potential credit losses that could be incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance for loan losses reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, environmental, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge offs, based on judgments different than those of management. An increase in the allowance for loan losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our consolidated financial condition and results of operations.

We Depend on the Accuracy and Completeness of Information about Customers and Counterparties.
In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, appraisals, and other financial information. Reliance on inaccurate or misleading financial statements, credit reports, appraisals, or other financial information could cause us to enter into unfavorable transactions, which could have a material adverse effect on our consolidated financial condition and results of operations.

Liquidity Risks

Liquidity is Essential to Our Business.
Our liquidity could be impaired by an inability to access the capital markets or unforeseen outflows of cash. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us. Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger unfavorable contractual obligations.

We Rely on Dividends from Our Subsidiaries for most of Our Revenue.
The Company is a separate and distinct legal entity from its banking subsidiary. A substantial portion of its revenue comes from dividends of its bank subsidiary. These dividends are the principal source of funds to pay dividends on our common and preferred stock, and to pay interest and principal on our Subordinated Debentures. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Company. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations, or pay dividends on our common and preferred stock. The inability to receive dividends from our bank subsidiary could have a material adverse effect on our business, consolidated financial condition, and results of operations.

Interest Rate Risks

We are Subject to Interest Rate Risk.
Our earnings are dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

The Impact of Interest Rates on Our Mortgage Banking Activities can Have a Significant Impact on Revenues.
Changes in interest rates can impact mortgage banking revenue. A decline in mortgage rates generally increases the demand for mortgage loans as borrowers refinance, but also generally leads to accelerated payoffs. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and a decline in payoffs.

Legal/Compliance Risks

We are Subject to Extensive Government Regulation and Supervision.
Like all banks, we are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, decreased revenue, limit the types of financial services and products we may offer, and/or increase the ability of nonbanks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. While we have policies and procedures in place to prevent any such violations, there can be no assurance that such violations will not occur.

We may be a Defendant in a Variety of Litigation and Other Actions, Which may have a Material Adverse Effect on our Financial Condition and Results of Operation.
We may be involved from time to time in a variety of litigation arising out of our business. Our insurance may not cover all claims that may be asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

Operational Risks

Changes in Our Accounting Policies or in Accounting Standards could Materially affect how We Report Our Financial Results and Condition.
Our accounting policies are fundamental to understanding our financial condition and results of operation. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and results of operations. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.

Our Internal Controls may be Ineffective.
Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.

Impairment of Investment Securities or Deferred Tax Assets could Require Charges to Earnings, which could Result in a Negative Impact on Our Results of Operations.
In assessing the impairment of investment securities, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

Loss of Key Employees may Disrupt Relationships with Certain Customers.
Our business is primarily relationship-driven in that many of our key employees have extensive customer relationships. Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While we believe our relationship with our key personnel is good, we cannot guarantee that all of our key personnel will remain with our organization. Loss of such key personnel, should they enter into an employment relationship with one of our competitors, could result in the loss of some of our customers.

Because the Nature of the Financial Services Business Involves a High Volume of Transactions, We Face Significant Operational Risks.
Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action and suffer damage to our reputation.

We Rely on Other Companies to Provide Key Components of Our Business Infrastructure.
Third party vendors provide key components of our business infrastructure such as internet connections, online banking and core applications. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including, not providing us their services for any reason or poor performance, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.

Our Information Systems May Experience an Interruption or Breach in Security. We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our headquarters are located at the Bank's administrative office facility at 132 West State Street, Medford, Wisconsin.

We own one building in Rib Mountain and lease the premises back to the Bank. The Bank owns ten buildings and leases three. All buildings owned or leased by the Bank are in good condition and considered adequate for present and near-term requirements.

     Branch                        Address                         Square Feet

  Medford-Plaza       134 South 8th Street, Medford, WI  54451         20,000
  Medford-Corporate   132 W. State Street, Medford, WI  54451          15,900
  Rib Mountain        3845 Rib Mountain Drive, Wausau, WI  54401       13,000
  Colby               101 South First Street, Colby, WI  54421          8,767
  Neillsville         500 West Street, Neillsville, WI  54456           7,560
  Minocqua*           8744 Highway 51 N, Suite 4, Minocqua, WI  54548   4,500
  Rhinelander         2170 Lincoln Street, Rhinelander, WI  54501       4,285
  Phillips            864 N Lake Avenue, Phillips, WI  54555            4,285
  Eagle River*        325 West Pine Street, Eagle River, WI  54521      4,000
  Abbotsford          119 North First Street, Abbotsford, WI  54405     2,986
  Weston*             7403 Stone Ridge Drive, Weston, WI  54476         2,500
  Rib Lake            717 McComb Avenue, Rib Lake, WI  54470            2,112
  Lake Tomahawk       7241 Bradley St, Lake Tomahawk, WI  54539         1,887
  Fairchild           111 N Front Street, Fairchild, WI  54741          1,040
*Branch leased from third party.

ITEM 3.   LEGAL PROCEEDINGS

The Bank engages in legal actions and proceedings, both as plaintiffs and defendants, from time to time in the ordinary course of business. In some instances, such actions and proceedings involve substantial claims for compensatory or punitive damages or involve claims for an unspecified amount of damages. There are, however, presently no proceedings pending or contemplated which, in our opinion, would have a material adverse effect on our consolidated financial position, results of operations or liquidity of the Company.

In 2007, we commenced a legal action in circuit court against the guarantor of a loan to a former car dealership ("Impaired Borrower") and others seeking relief for damages. At this time, the outcome of this action cannot be estimated.

ITEM 4.  RESERVED

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

Market Prices and Dividends

The following table summarizes price ranges of over-the-counter quotations and cash dividends paid on our common stock for the periods indicated. Bid prices represent the bid prices reported on the OTC Bulletin Board. The prices do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

      2009 Prices and Dividends           2008 Prices and Dividends
Quarter    High     Low    Dividends   Quarter    High      Low    Dividends
  1st     $12.80   $7.55     $0.11       1st     $24.00   $19.00     $0.22
  2nd      16.25    8.50        *        2nd      23.50    20.67      0.11
  3rd      13.15    8.30      0.00       3rd      21.00    18.00      0.11
  4th       8.30    7.00        *        4th      18.00    12.25      0.11

* Dividend payment dates changed to semi-annual, payable in February and August

In August 2009, the Company announced that the 2009 semi-annual dividend, payable in August 2009, to shareholders would be foregone. This decision was made after evaluating the Company's year-to-date earnings, overall capital position and uncertain economic climate.

Holders

As of March 1, 2010, there were approximately 822 holders of record of common stock, $0.10 par value. Some of our common stock is held in "street" or "nominee" name and the number of beneficial owners of such shares is not known nor included in the foregoing number.

Dividend Policy

Dividends on our common stock have historically been paid in cash on a quarterly basis in March, June, September, and December. In 2009, we declared a first quarter dividend payable to stockholders in March. Subsequent to the payment of the 2009 first quarter dividend we changed the dividend payment dates on our common stock to semi-annual payable in August and February. Our ability to pay dividends depends in part upon the receipt of dividends from the Bank and these dividends are subject to limitation under banking laws and regulations. Our declaration of dividends to our shareholders is discretionary and will depend upon earnings, capital requirements, and the operating and financial condition of the Company. We are prohibited from paying dividends on our common stock if we fail to make distributions or scheduled payments on our preferred stock or subordinated debentures.

On February 20, 2009, we sold 10,000 shares of our Series A Preferred Stock and 500 shares of Series B Preferred Stock to the Treasury pursuant to the CPP Plan. Dividends on the Preferred Stock issued to the Treasury are payable on a quarterly basis in February, May, August, and November. Cumulative dividends on the Series A Preferred Stock will accrue and be payable quarterly at a rate of 5% per annum for five years. The rate will increase to 9% per annum thereafter if the shares are not redeemed by the Company. The Series B Preferred Stock dividends will accrue and be payable quarterly at 9%. While any Series A or B Preferred Stock is outstanding, we may pay dividends on our common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Series A or B Preferred Stock are fully paid. As of December 31, 2009, all required dividend payments have been paid to the Treasury. Prior to the third anniversary of the Treasury's purchase of the Preferred Stock, unless the Series A or B Preferred Stock has been redeemed, the consent of the Treasury will be required for us to increase the annual stock dividend above $0.44 per common share.

We maintain a dividend reinvestment plan that enables common shareholders the opportunity to automatically reinvest their cash dividends in shares of our common stock. Common stock shares issued under the plan will be either issued common shares or common shares acquired in the market on behalf of the shareholders at their then fair market value.

Stock Buy-Back

Under the CPP Plan, prior to the third anniversary of the Treasury's purchase of the Preferred Stock (February 20, 2012), unless the Preferred Stock has been redeemed, the consent of the Treasury will be required for us to redeem, purchase or acquire any shares of our common stock, other than (i) redemptions, purchases or other acquisitions of the Preferred Stock, (ii) redemptions, purchases or other acquisitions of shares of our common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice and (iii) certain other redemptions, repurchases or other acquisitions as permitted under the CPP Plan.

ITEM 6.  SELECTED FINANCIAL DATA

Table 1:  Earnings Summary and Selected Financial Data
(dollars in thousands, except per share data)

Years Ended December 31,                                2009        2008        2007        2006       2005
Results of operations:
Interest income                                       $26,932     $29,732     $32,144     $29,619     $23,950
Interest expense                                       10,500      13,297      16,564      14,052       8,781
Net interest income                                    16,432      16,435      15,580      15,567      15,169
Provision for loan losses                               8,506       3,200       1,140       5,133         342
Net interest income after provision for loan losses     7,926      13,235      14,440      10,434      14,827
Noninterest income                                      4,421       4,026       4,057       3,448       3,312
Other-than-temporary impairment losses, net               301           0           0           0           0
Noninterest expense                                    16,450      16,010      17,334      12,746      11,476
Income (loss) before income taxes                      (4,404)      1,251       1,163       1,136       6,663
Income tax expense (benefit)                           (1,916)          9          45          41       2,275
Net income (loss)                                      (2,488)      1,242       1,118       1,095       4,388
Preferred stock dividends, discount and premium          (545)          0           0           0           0
Net income (loss) available to common equity          ($3,033)     $1,242      $1,118      $1,095      $4,388
Earnings (loss) per common share:
Basic                                                  ($1.84)      $0.76       $0.68       $0.67       $2.57
Diluted                                                ($1.84)      $0.76       $0.68       $0.66       $2.57
Cash dividends per common share                         $0.11       $0.55       $0.66       $1.28       $1.28
Weighted average common shares outstanding:
Basic                                                   1,645       1,643       1,640       1,644       1,704
Diluted                                                 1,646       1,643       1,641       1,648       1,706
SELECTED FINANCIAL DATA
Year-End Balances:
Loans                                                $358,616    $364,381    $357,988    $351,447    $310,370
Allowance for loan losses                               7,957       4,542       4,174       8,184       3,028
Investment securities                                 103,477      81,038      82,551      82,472      76,823
Total assets                                          505,460     496,459     480,359     460,651     427,389
Deposits                                              397,800     385,675     369,479     342,253     312,653
Long-term borrowings                                   42,561      49,429      46,429      38,428      44,000
Subordinated debentures                                10,310      10,310      10,310      10,310      10,310
Stockholders' equity                                   43,184      35,805      34,571      34,133      37,373
Book value per common share                            $20.10      $21.78      $21.06      $20.82      $21.93
Average Balances:
Loans                                                $363,966    $361,883    $355,307    $330,490    $298,026
Investment securities                                 110,515      90,776      86,972      86,528      90,781
Total assets                                          497,994     477,274     470,209     440,865     412,526
Deposits                                              380,633     364,710     360,101     332,955     295,522
Short-term borrowings                                  11,907      11,634      17,939      21,890      26,615
Long-term borrowings                                   47,296      51,874      42,462      35,993      48,260
Stockholders' equity                                   44,122      35,317      34,348      35,642      36,437
Financial Ratios:
Return on average assets                                -0.61%       0.26%       0.24%       0.25%       1.06%
Return on average equity                                -6.87%       3.52%       3.25%       3.07%      12.04%
Equity to assets                                         8.86%       7.21%       7.20%       7.41%       8.74%
Net interest margin                                      3.53%       3.71%       3.60%       3.83%       4.03%
Total risk-based capital                                14.18%      13.33%      13.32%      13.65%      15.70%
Net charge-offs to average loans                         1.40%       0.78%       1.45%      -0.01%       0.04%
Nonperforming loans to total loans                       3.93%       2.62%       1.96%       2.03%       0.49%
Efficiency ratio (1)                                    79.20%      76.86%      86.71%      65.68%      60.42%
Noninterest income to average assets                     0.89%       0.84%       0.86%       0.78%       0.80%
Noninterest expenses to average assets                   3.30%       3.35%       3.69%       2.89%       2.78%
Dividend payout ratio                                   -5.97%      72.68%      96.78%     191.04%      49.81%
Stock Price Information: (2)
High                                                   $16.25      $24.00      $38.00      $38.25      $35.50
Low                                                      7.00       12.25       19.75       35.40       32.90
Market Price at year end                                 7.00       12.25       19.75       37.90       35.40

(1) Fully taxable equivalent basis, assuming a Federal tax rate of 34% and excluding disallowed interest expense
(2) Bid Price

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis reviews significant factors with respect to our consolidated financial condition at December 31, 2009 and 2008, and results of operations for the three-year period ended December 31, 2009. This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report.

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

INVESTMENT SECURITIES: The fair value of our investment securities is important to the presentation of the consolidated financial statements since the investment securities are carried on the consolidated balance sheet at fair
value.   We utilize a third party vendor to assist in the determination of the fair value of our investment portfolio. Adjustments to the fair value of the investment portfolio impact our consolidated financial condition by increasing or decreasing assets and stockholders' equity, and possibly earnings. Declines in the fair value of investment securities below their cost that are deemed to be other-than temporarily impaired ("OTTI") are reflected in earnings as realized losses and assigned a new cost basis. In estimating OTTI, we consider many factors which include: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of our financial position to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. To determine OTTI, we may utilize a discounted cash flow model to estimate the fair value of the security. The use of a discounted cash flow model involves judgment, particularly of interest rates, estimated default rates and prepayment speeds.

ALLOWANCE FOR LOAN LOSSES:   Management's evaluation process used to determine
the adequacy of the allowance for loan losses is subject to the use of estimates, assumptions, and judgments. The evaluation process combines several factors: management's ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance for loan losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be classified differently or charged-off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Company believes the allowance for loan losses is adequate as recorded in the consolidated financial statements.

OTHER REAL ESTATE OWNED ("OREO"): Real estate acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. The fair value is based on appraised or estimated values obtained less estimated costs to sell, and adjusted based on highest and best use of the properties, or other changes. There are uncertainties as to the price we ultimately receive on the sale of the properties, potential property valuation allowances due to declines in the fair values, and the carrying costs of properties for expenses such as utilities, real estate taxes, and other ongoing expenses that may affect future earnings.

INCOME TAXES: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management's current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Company believes the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements.

ALL REMAINING INFORMATION INCLUDED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE SHOWN IN THOUSANDS OF DOLLARS.

Overview

THE MARKET/ECONOMY IN GENERAL

Since mid-year 2007, the financial services industry has felt the impact of significant declines in the dollar values of all types of assets. This decline ultimately led to a global liquidity crisis and the beginning of a prolonged recession, which we are continuing to experience today.

LOCAL ECONOMIES EFFECT ON OUR COMPANY AND BORROWERS
In general, our Company's financial performance is highly dependent upon and reflects the economic stability of our local markets. During 2009, the eight counties we served continued to report elevated levels of unemployment. More specifically the significant declines in the building trades and agricultural industries has adversely impacted many of our borrowers' ability to make scheduled payments on their commercial, commercial real estate, consumer and residential mortgage loans. In addition, the value of the underlying collateral securing those loans has declined due to an oversupply and lower demand for real estate products in our local markets. Diminished consumer confidence in the economy has led to much softer loan demand overall.

LOCAL ECONOMIES EFFECT ON CREDIT QUALITY
The weak economic conditions over the past three years have resulted in elevated levels of delinquencies and nonperforming loans. We have also experienced unprecedented levels of net charge offs over the same period. Nonperforming loans were $14,093, $9,554, and $7,025 at December 31, 2009, 2008, and 2007, respectively. Net charge offs for 2009 were $5,091 or 1.40% of average loans, compared to $2,832 or 0.78% of average loans for 2008, and $5,150 or 1.45% of average loans for 2007. Approximately 45% of the charge-offs recognized in 2009 were attributed to lending transactions initiated prior to 2006.

Many of our loans are secured in some fashion by collateral consisting of either consumer or commercial real estate. In a depressed real estate market the value of the collateral securing those loans becomes an important factor in determining the appropriate level of loan loss provisions required to maintain an adequate level of allowance for estimated loan losses at any given point in time. In evaluating the trends of our overall credit metrics, management increased the level of loan loss provisions to $8,506 in 2009. This compares to provisions of $3,200 in 2008 and $1,140 in 2007. As a result, the allowance for loan losses was $7,957 or 2.22% of total loans at December 31, 2009, compared to $4,542 or 1.25% of total loans at December 31, 2008, and $4,174 or 1.17% of total loans at December 31, 2007. In years prior to 2006 the Company maintained an allowance for loan losses of less than .90% of total loans. The allowance for loan losses as a percentage of nonperforming loans was 56%, 48% and 59% for the years ending December 31, 2009, 2008 and 2007, respectively.

COMPANY'S CREDIT MANAGEMENT PROCESS ENHANCEMENTS
Since 2007 and continuing through today, Executive Management has been focused on implementing enhancements to the Company's credit management process. These changes were necessary to support our move into new markets and to address the effects of the deteriorating economic conditions. Throughout this period of time the Board of Directors has substantially increased its involvement in the credit oversight process. Policies and procedures have been substantially modified and new training programs have been implemented to strengthen the Bank's credit underwriting activities. These changes have resulted in significant staff turnover and in some instances the reassignment of duties and responsibilities among remaining staff members.

The company established a credit administration function and hired an experienced Chief Credit Officer in November 2009 to oversee this initiative and in January 2010 expanded its special assets and collection staff.

U. S. TREASURY'S CAPITAL PURCHASE PROGRAM (CPP PLAN)
As previously reported, in February 2009 the Company participated in the U. S. Treasury's Capital Purchase Program and received $10,000, which is accounted
for as capital under regulatory guidelines.   This money has proven to be
beneficial in addressing the credit needs of our customers and the communities we serve.

Results of Operations

Performance Summary

We reported a net loss to common shareholders of $3,033 for the year-ended December 31, 2009, compared to net income of $1,242 for the year-ended December 31, 2008. Basic and diluted loss per common share for 2009 was $1.84, compared to 2008 basic and diluted earnings per common share of $0.76. Our financial results for 2009 were impacted by a higher provision for loan losses, legal and other expenses associated with credit collections and carrying expenses associated with properties obtained from foreclosures and repossessions, and industry-wide increases in FDIC insurance premiums. Cash dividends of $0.11 per common share were paid in 2009, compared to cash dividends of $0.55 per common share paid in 2008. Key factors behind these results are discussed below.

     o The market conditions of the past two years have been marked with economic and industry declines with a significant impact on business and personal financial performance, and commercial and residential markets, resulting in increased levels of nonperforming loans, net charge-offs, and provision for loan losses. Nonperforming loans were $14,093 at December 31, 2009, compared to $9,554 at December 31, 2008. Net charge-offs were $5,091 in 2009 compared to $2,832 in 2008. The provision for loan losses was $8,506 and $3,200, respectively, for 2009 and 2008. At year-end 2009, the allowance for loan losses represented 2.22% of total loans (covering 56% of nonperforming loans), compared to 1.25% (covering 48% of nonperforming loans) at year-end 2008.

     o At December 31, 2009, total loans were $358,616, down 2% from year-end 2008, primarily in commercial loans. Total deposits at December 31, 2009, were $397,800, up 3% from year-end 2008, primarily attributable to increased time deposits.

     o The net interest margin for 2009 was 3.53%, 18 basis points ("bp") lower than 3.71% in 2008. The change in net interest margin was attributable to a 91 bp decrease in the yield on earning assets and a 78 bp decrease in the cost of interest-bearing liabilities.

     o Taxable equivalent net interest income was $16,728 for 2009, minimally changed from $16,788 for 2008. Taxable equivalent interest income decreased $2,857, while interest expense decreased by $2,797. The decrease in taxable equivalent net interest income was attributable to the net of favorable volume/mix variances (increasing taxable equivalent net interest income by $664) offset by unfavorable rate variances (decreased taxable equivalent net interest income by $724).

     o Noninterest income was $4,421 for 2009, up $395 or 9.8% from 2008. Fee-based revenues (including service fees on deposit accounts, trust service fees, and investment product commissions) totaled $2,500 for 2009, down $275 or 10% from $2,775 for 2008. Mortgage banking income was $564 for 2009, compared to $289 in 2008, an increase of $275 from 2008, because of increased mortgage production in the secondary market
         in 2009.   Gain on the sale of investments was $449 for 2009 compared to none in 2008.

     o The Company recognized OTTI write-downs of $301 during 2009, consisting of a $289 write-down on a private placement trust preferred security, and a $12 write-down on a non-agency mortgage backed security since the unrealized losses on these securities appear to be related in part to expected credit losses that will not be recovered by the Company.

     o Noninterest expense was $16,450 for 2009, up $440 or 2.7% over 2008, impacted by increased legal and professional fees, foreclosure/OREO expenses, and FDIC assessment totaling $3,217 for 2009, up $1,694 or 111% from $1,523 for 2008. During 2009 we focused on reducing controllable expenditures. Salaries and employee benefits decreased $657 or 7.2%, while all remaining noninterest expense categories on a combined basis decreased $597 or 11.0% from 2008.

Net Interest Income

Our earnings are substantially dependent on net interest income which is the difference between interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits and borrowings. Net interest income is directly impacted by the sensitivity of the balance sheet to changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, and repricing frequencies.

Taxable equivalent net interest income was $16,728 for 2009, minimally changed from $16,788 for 2008. This $60,000 decrease in taxable equivalent net interest income was a function of favorable volume variances (as balance sheet changes in both volume and mix increased taxable equivalent net interest income by $664) offset by unfavorable interest rate changes (as the impact of changes in the interest rate environment and product pricing decreased taxable equivalent net interest income by $724). The change in mix and volume of earning assets increased taxable equivalent net interest income by $837, while the change in volume and composition of interest-bearing liabilities decreased taxable equivalent net interest income by $173. The most significant impact to net interest income was the rate changes on earning assets. Rate changes on earning assets reduced interest income by $3,694, while changes in rates on interest-bearing liabilities lowered interest expense by $2,970, for a net unfavorable impact of $724.

The net interest margin for 2009 was 3.53%, compared to 3.71% in 2008. For 2009, the yield on earning assets of 5.74% was 91 bp lower than 2008. Loan yields decreased 85 bp, to 6.27%, impacted by higher levels of nonaccrual loans, lower loan yields given the repricing of adjustable rate loans and competitive pricing pressures to retain and/or obtain creditworthy borrowers. The yield on securities and short-term investments decreased 75 bp. Overall, earning asset rate changes reduced interest income by $3,694, the combination of $3,113 lower interest on loans and $581 lower interest on securities and short-term investments.

The cost of interest-bearing liabilities of 2.62% in 2009 was 78 bp lower than 2008. The average cost of interest-bearing deposits was 2.36% in 2009, 84 bp lower than 2008, reflecting the low interest rate environment, yet inflated pricing to retain local deposits. The cost of wholesale funding (comprised of short-term borrowings and long-term borrowings) decreased 49 bp to 3.52% for 2009. The subordinated debentures have a fixed rate of 5.98% until December 15, 2010, after which they will have a floating rate of the three-month LIBOR plus 1.43%. The interest-bearing liability rate changes resulted in $2,970 lower interest expense, with $2,715 attributable to interest-bearing deposits and $255 due to wholesale funding.

Average earning assets of $474,481 in 2009 were $21,822 higher than 2008. Average loans grew minimally by $2,083. Average investments grew $19,739 as a result of soft loan demand and excess liquidity position of the Bank.

Average interest-bearing liabilities of $400,194 in 2009 were up $9,669 over 2008, attributable to a higher level of interest-bearing deposits. Average interest-bearing deposits grew $13,794, while average noninterest-bearing deposits increased $1,949. Given the soft loan demand and growth in deposits, average wholesale funding decreased by $4,305. In 2009, interest expense increased $173 due to volume changes, with a $378 increase from higher volumes of interest-bearing deposits, partially offset by a $205 decrease in wholesale funding.

Table 2:  Average Balances and Interest Rates

                                                                        Years Ended December 31,
                                                     2009                           2008                          2007
                                         Average             Average    Average             Average    Average             Average
                                         Balance   Interest    Rate     Balance   Interest    Rate     Balance   Interest    Rate
ASSETS
Earnings assets
  Loans (1), (2), (3)                   $363,966    $22,814    6.27%   $361,883    $25,779    7.12%   $355,307    $28,156    7.92%
Investment securities:
  Taxable                                 79,030      3,540    4.48%     65,908      3,174    4.82%     60,499      2,859    4.73%
  Tax-exempt (2)                          11,795        725    6.15%     14,154        888    6.28%     19,516      1,127    5.77%
Other interest-earning assets             19,690        149    0.75%     10,714        244    2.28%      6,957        356    5.12%
  Total earning assets                  $474,481    $27,228    5.74%   $452,659    $30,085    6.65%   $442,279    $32,498    7.35%

  Cash and due from banks                  7,618                          8,113                          9,314
  Allowance for loan losses               (6,733)                        (4,854)                        (4,178)
  Other assets                            22,628                         21,356                         22,794
  Total assets                          $497,994                       $477,274                       $470,209
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
  Interest-bearing demand                $29,639       $187    0.63%    $27,561       $232    0.84%    $27,565       $536    1.94%
  Savings deposits                       105,330      1,393    1.32%     99,264      1,908    1.92%     96,321      3,160    3.28%
  Time deposits                          195,712      6,221    3.18%    189,882      7,998    4.21%    191,720      9,467    4.94%
Short-term borrowings                     11,907        124    1.04%     11,634        180    1.55%     17,939        773    4.31%
Long-term borrowings                      47,296      1,961    4.15%     51,874      2,365    4.56%     42,462      2,014    4.74%
Subordinated debentures                   10,310        614    5.98%     10,310        614    5.98%     10,310        614    5.98%
Total interest-bearing liabilities      $400,194    $10,500    2.62%   $390,525    $13,297    3.40%   $386,317    $16,564    4.29%

Demand deposits                           49,952                         48,003                         44,495
Other liabilities                          3,726                          3,429                          5,049
Stockholders' equity                      44,122                         35,317                         34,348
Total liabilities and stockholders'
equity                                  $497,994                       $477,274                       $470,209
Net interest income and rate spread                 $16,728    3.12%               $16,788    3.25%               $15,934    3.06%
Net interest margin                                            3.53%                          3.71%                          3.60%

   (1) Nonaccrual loans are included in the daily average loan balances outstanding.
   (2) The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and excluding disallowed interest expense.
   (3) Interest income includes loan fees as follows:  2009- $489; 2008-$535; and 2007-$496

Table 3: Interest Income and Expense Volume and Rate Analysis

                                             2009 vs. 2008                       2008 vs. 2007
                                               Due to                              Due to
                                    Volume    Rate (1)        Net      Volume      Rate (1)       Net
  Loans (2)                          $148     $(3,113)     $(2,965)     $521       $(2,898)    $(2,377)
  Taxable investments                 632        (266)         366       256            59         315
  Tax-exempt investments (2)         (148)        (15)        (163)     (309)           70        (239)
  Other interest income               205        (300)         (95)      192          (304)       (112)
Total earning assets                 $837     $(3,694)     $(2,857)     $660       $(3,073)    $(2,413)

  Interest-bearing demand             $17        $(62)        $(45)      $(1)        $(303)      $(304)
  Savings deposits                    116        (631)        (515)       97        (1,349)     (1,252)
  Time deposits                       245      (2,022)      (1,777)      (91)       (1,378)     (1,469)
  Short-term borrowings                 4         (60)         (56)     (272)         (321)       (593)
  Long-term borrowings               (209)       (195)        (404)      446           (95)        351
  Subordinated debenture                0           0            0         0             0           0
Total interest-bearing liabilities   $173     $(2,970)     $(2,797)     $179       $(3,446)    $(3,267)

Net Interest Income                  $664       $(724)        $(60)     $481          $373        $854

   (1) The change in interest due to both rate and volume has been allocated to rate.
   (2) The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a tax rate of 34% adjusted for the disallowance of interest expense.

Table 4: Yield on Earning Assets

                                      December 31, 2009     December 31, 2008     December 31, 2007
                                        Yield   Change        Yield   Change        Yield   Change
Yield on earning assets (1)             5.74%   -0.91%        6.65%   -0.70%        7.35%    0.15%
Effective rate on all liabilities
as a percentage of earning assets       2.21%   -0.73%        2.94%   -0.81%        3.75%    0.38%
Net yield on earning assets             3.53%   -0.18%        3.71%    0.11%        3.60%   -0.23%

 (1) The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a tax rate of 34% and adjusted for the disallowance of interest expense.

Provision for Loan Losses

The provision for loan losses is predominantly a function of the Company's methodology and judgments as to qualitative and quantitative factors used to determine the adequacy of the allowance for loan losses. The adequacy of the allowance for loan losses is affected by changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses.

The provision for loan losses in 2009 was $8,506, compared to $3,200 and $1,140 for 2008 and 2007, respectively. Net charge offs were $5,091 for 2009, compared
to $2,832 for 2008 and $5,150 for 2007.   Net charge offs as a percentage of
average loans were 1.40%, 0.78%, and 1.45% for 2009, 2008, and 2007, respectively. At December 31, 2009, the allowance for loan losses was $7,957. In comparison, the allowance for loan losses was $4,542 at December 31, 2008, and $4,174 at December 31, 2007. The ratio of the allowance for loan losses to total loans was 2.22%, 1.25%, and 1.17% at December 31, 2009, 2008, and 2007,
respectively. Nonperforming loans at December 31, 2009, were $14,093, compared to $9,554 at December 31, 2008, and $7,025 at December 31, 2007, representing 3.93%, 2.62%, and 1.96% of total loans, respectively.

Noninterest Income

Noninterest income was $4,421 for 2009, up $395 or 9.8% from 2008. Mortgage banking income and gain on the sale of investment securities was $1,013, up $724, while collectively all other noninterest income categories decreased $329 compared to 2008.

Table 5: Noninterest Income

                                   Years Ended December 31,          % Change
                                  2009       2008       2007       2009      2008
Service fees                     $1,239     $1,412     $1,352     -12.3%     4.4%
Trust service fees                1,024      1,114      1,218      -8.1%    -8.5%
Investment product commissions      237        249        260      -4.8%    -4.2%
Mortgage banking                    564        289        304      95.2%    -4.9%
Gain on sale of investments         449          0          0     100.0%     0.0%
Other operating income              908        962        923      -5.6%     4.3%
Total noninterest income         $4,421     $4,026     $4,057       9.8%    -0.8%

Service fees for 2009 were $1,239, down $173 from 2008, primarily due to decreased fees on deposit charges.

The Wealth Management Services Group includes trust and brokerage services. Wealth management income for 2009 was $1,261, down $102 from 2008, primarily due to the general decline in the equities markets of the managed portfolios of trust customers on which fees are based.

Mortgage banking income represents income received from the sale of residential real estate loans into the secondary market. For 2009, mortgage banking income was $564, up $275 from 2008. The sales of mortgages to the secondary market were $47,436 for 2009, an increase of 121% versus $21,441 for 2008.

Gain on sale of investments was $449 for 2009 compared to none in 2008. Investment security gains were from the sale of government mortgage backed securities and collateralized mortgage obligation securities.

Noninterest Expense

Noninterest expense for 2009 was $16,450, an increase of $440 or 2.7% over 2008. Foreclosure/OREO expense and FDIC expense was up $1,574, while collectively all other noninterest expenses decreased $1,134 compared to 2008.

Table 6:  Noninterest Expense

                                    Years Ended December 31,         % Change
                                   2009       2008       2007       2009    2008
Salaries and employee benefits    $8,411     $9,068     $8,840     -7.2%     2.6%
Occupancy                          1,893      1,996      1,967     -5.2%     1.5%
Data processing                      648        748        777    -13.4%    -3.7%
Foreclosure/OREO expense           1,278        541      2,527       NM       NM
Legal and professional fees          882        762        650     15.7%    17.2%
Goodwill impairment                    0        295          0       NM       NM
FDIC expense                       1,057        220         42       NM       NM
Other                              2,281      2,380      2,531     -4.2%    -5.9%
Total noninterest expense        $16,450    $16,010    $17,334      2.7%    -7.6%

We focused on reducing controllable noninterest expenses in 2009. These cost reductions have included staff reductions, renegotiated vendor contracts and reduced discretionary spending. Despite these cost reduction efforts, increases in FDIC insurance and foreclosure/OREO expenses resulted in an overall increase in operating expenses.

Salaries and employee benefits were $8,411 for 2009, down $657 from 2008. Salary expense decreased $357 from 2008 and was the result of full-time equivalent employees decreasing to 158 in 2009, from 172 in 2008. In the fourth quarter 2009, the Company hired a new Chief Credit Officer and a new Chief Financial Officer/Chief Operating Officer to strengthen the management team. Benefit expenses were down $300 from 2008 primarily due to the Company changing from a self-funded health care plan to a fully insured HMO insurance plan effective January 1, 2009.

Occupancy expense of $1,893 for 2009 was lower than 2008 (down $103, or 5.2%), mostly due to lower equipment depreciation and utility costs. Compared to 2008, data processing of $648 was down $100 primarily due to renegotiation of the data communication contract and decreased maintenance contract costs. Foreclosure/OREO expenses of $1,278 increased $737, and include a $683 increase in OREO valuation write-downs over 2008 (with $698 attributable to the Impaired Borrower) and a general rise in foreclosure expenses and OREO carrying costs. Legal and professional fees of $882 increased $120, primarily due to higher legal costs related to increased foreclosure and other collection activities, outsourcing of the internal audit function and other corporate activities and projects. FDIC expense increased $837 as the industry-wide assessment rate more than doubled during 2009 and the second quarter of 2009 included a one-time special assessment of $230. Other expenses decreased $99 from 2008, due to declines in miscellaneous other expense categories given the efforts to control selected discretionary expenses.

The annual testing of goodwill during the fourth quarter 2008 indicated an impairment of goodwill as the carrying value of the reporting unit's goodwill exceeded its implied fair value. We recorded a $295 non-cash impairment charge to expense for goodwill in 2008. There is no longer goodwill on our balance sheet.

Income Taxes

Income tax benefit for 2009 was $1,916 compared to income tax expense of $9 for 2008. The Company's effective tax rate was -43.5% in 2009 and 0.7% in 2008. The decline in the effective tax rate was due to the loss before taxes, caused by the level of the provision for loan losses taken in 2009. In 2008, the effective tax rate analysis was impacted by a $243 federal tax refund received from a favorable appeal decision which was partially offset by the $295 goodwill impairment write-down. In 2005, the Internal Revenue assessed our Bank and many other Wisconsin banks that hold Nevada subsidiaries additional tax by disallowing a portion of the banks' interest deduction for federal income tax returns for years 1999-2002. In March 2008, the Internal Revenue Service notified banks that they would not appeal a recent Tax Court case which ruled in the banks' favor.

BALANCE SHEET ANALYSIS

Loans

The Bank services a diverse customer base throughout North Central Wisconsin including the following industries: agriculture (primarily dairy), retail, manufacturing, service, resort properties, timber and businesses supporting the general building industry. Although our total loan portfolio decreased, the mix in the portfolio changed as we purposely withdrew from commercial loan participations purchased from other banks. We concentrated our efforts in originating loans in our local markets and assisting stressed loan customers by restructuring their loans and utilizing government loan programs such as SBA, USDA, and FSA to help them survive the current economic downturn and position their businesses to return to profitability in the future.

Total loans were $358,616 at December 31, 2009, a decrease of $5,765 or 2% from December 31, 2008. Loan volume growth was negatively impacted by the current credit environment and economic conditions.

Table 7:  Loan Composition

                                    2009               2008               2007               2006               2005
                                        % of               % of               % of               % of               % of
                              Amount    Total    Amount    Total    Amount    Total    Amount    Total    Amount    Total
Commercial                    $35,673     10%    $39,047     11%    $39,892     11%    $61,778     18%    $55,685     18%
Commercial real estate        138,891     39%    127,209     34%    114,028     32%    113,738     32%    107,920     34%
Real estate construction       35,417     10%     45,665     13%     45,959     13%     26,105      7%     14,080      5%
Agricultural                   42,280     12%     43,345     12%     40,804     11%     42,936     12%     36,243     12%
Real estate residential        99,116     27%    100,311     28%    107,239     30%     97,711     28%     87,920     28%
Installment                     7,239      2%      8,804      2%     10,066      3%      9,179      3%      8,522      3%
Total loans                  $358,616    100%   $364,381    100%   $357,988    100%   $351,447    100%   $310,370    100%

Owner occupied                $88,002     63%    $54,749     43%    $57,027     50%    $65,312     57%    $65,144     60%
Non-owner occupied             50,889     37%     72,460     57%     57,001     50%     48,426     43%     42,776     40%
  Commercial real estate     $138,891    100%   $127,209    100%   $114,028    100%   $113,738    100%   $107,920    100%

1-4 family construction        $3,523     10%     $4,757     10%     $8,034     17%     $9,447     36%    $14,080    100%
All other construction         31,894     90%     40,908     90%     37,925     83%     16,658     64%          0      0%
  Real estate construction    $35,417    100%    $45,665    100%    $45,959    100%    $26,105    100%    $14,080    100%

Commercial loans are the largest component of our loan portfolio at 59% and are considered to have more inherent risk of default than residential mortgage or retail loans. The commercial balance per borrower is typically larger than that for residential and mortgage loans, inferring higher potential losses on an individual customer basis. Commercial loan growth throughout 2009 was negatively impacted by soft loan demand in our markets, and the Company's aggressive approach to recognizing risks associated with specific loans and in recognizing charge-offs on nonperforming loans.

Commercial loans were $35,673 at the end of 2009, down $3,374 (9%) since year-end 2008, and comprised 10% of total loans outstanding, down from 11% at the end of 2008. The commercial loan classification primarily consists of multifamily residential properties and commercial loans to small businesses. Loans of this type are in a diverse range of industries. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower's operations or on the value of underlying collateral, if any.

Commercial real estate primarily includes commercial-based loans that are secured by nonfarm/nonresidential real estate properties. Commercial real estate totaled $138,891 at December 31, 2009, up $11,682 (9%) from December 31, 2008, and comprised 39% of total loans outstanding versus 34% at year-end 2008. Loans of this type are mainly secured by commercial income properties. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets and businesses, periodically evaluating the underlying collateral, and formally reviewing the borrower's financial soundness and relationship on an ongoing basis.

Real estate construction loans declined $10,248 (22%) to $35,417, representing 10% of the total loan portfolio at the end of 2009, compared to 13% at the end of 2008. Loans in this classification provide financing for the acquisition or development of commercial income properties, multifamily projects or residential development, both single and multi- family. The Company controls the credit risk on these types of loans by making loans in familiar markets, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

Agricultural loans totaled $42,280 at December 31, 2009, down $1,065 (2%) compared to 2008, and represented 12% of the 2009 year-end loan portfolio, unchanged from year-end 2008. Loans in this classification include loans secured by farmland and financing for agricultural production. Credit risk is managed by employing sound underwriting guidelines, periodically evaluating the underlying collateral, and formally reviewing the borrower's financial soundness and relationship on an ongoing basis.

Real estate residential loans totaled $99,116 at the end of 2009, down $1,195 (1%) from the prior year-end and comprised 27% of total loans outstanding at the end of 2009, compared to 28% at the end of 2008. Residential mortgage loans include conventional first lien home mortgages and home equity loans. Home equity loans consist of home equity lines, and term loans, some of which are first lien positions. As part of its management of originating residential mortgage loans, nearly all of the Company's long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights.

Installment loans totaled $7,239 at December 31, 2009, down $1,565 (18%) compared to 2008, and represented 2% of the 2009and 2008 year-end loan portfolio. Loans in this classification include short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an adequate allowance for loan losses, and sound nonaccrual and charge-off policies. An active credit risk management process is used for commercial loans to further ensure that sound and consistent credit decisions are made. Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and periodic review of borrowers' outstanding loans and commitments. Borrower relationships are formally reviewed and graded on an ongoing basis for early identification of potential problems. Further analyses by customer, industry, and geographic location are performed to monitor trends, financial performance, and concentrations. Cash flows and collateral values are analyzed in a range of projected operating environments.

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2009, no significant industry concentrations existed in the Company's portfolio in excess of 30% of total loans. The Bank has developed guidelines to manage its exposure to various types of concentration risks.

Table 8:  Loan Maturity Distribution

                                     Loan Maturity
                          One Year   Over One Year      Over
                           or Less   to Five Years   Five Years
Commercial                 $14,089       $19,524        $2,070
Real estate commercial      50,865        79,400         8,602
Agricultural                18,151        20,872         3,257
Real estate construction    16,944        11,424         6,442
Real estate residential     17,926        39,008        42,792
Installment                  2,120         4,888           242
Total                     $120,095      $175,116       $63,405

Fixed rate                 $92,074      $157,067       $10,007
Variable rate               28,021        18,049        53,398
Total                     $120,095      $175,116       $63,405

Allowance for Loan Losses

The economic environment during 2009 presented unique credit related issues that required management's attention. As a result, the Company focused on managing credit risk through enhanced asset quality administration, including early problem loan identification and timely resolution of problems. Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and on-going attention to loan payment performance.

The level of the allowance for loan losses represents management's estimate of an amount of reserves which provides for potential credit losses in the loan portfolio at the balance sheet date. To assess the adequacy of the allowance for loan losses, an allocation methodology is applied by the Company which focuses on evaluation of several factors, including but not limited to: evaluation of facts and issues related to specific loans, management's ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonperforming loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing and forecasted economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Our methodology reflects guidance by regulatory agencies to all financial institutions, and is specifically reviewed by the Company's independent auditors.

At December 31, 2009, the allowance for loan losses was $7,957, compared to $4,542 at December 31, 2008 and $4,174 at December 31, 2007. The allowance for loan losses as a percentage of total loans was 2.22%, 1.25%, and 1.17% at December 31, 2009, 2008 and 2007, respectively, and the allowance for loan losses was 56%, 48% and 59% of nonperforming loans at December 31, 2009, 2008 and 2007, respectively. Management's allowance methodology includes an impairment analysis on specifically identified commercial loans defined as impaired by the Company in determining the overall appropriate level of the allowance for loan losses.

With the accelerated deterioration of credit quality during 2009, rising net charge off and nonperforming loan ratios, and management's assessment of the adequacy of the allowance for loan losses, the provision for loan losses of $8,506 for 2009 was higher than the 2008 provision of $3,200 and 2007 provision of $1,140. Management believes these actions recognized and appropriately addressed any significant credit quality issues in the loan portfolio.

The asset quality stress which began in 2007 with the $4,600 charge-off (88% of total charge-offs in 2007) of the Impaired Borrower has accelerated considerably during 2009 with the Company experiencing elevated net charge offs and higher nonperforming loan levels compared to the Company's historical trends. Issues impacting asset quality during this period included a general deterioration in economic factors such as rising unemployment, declining commercial and residential real estate markets, higher and more volatile energy prices, and waning consumer confidence. Declining collateral values have significantly contributed to the elevated levels of nonperforming loans, net charge offs, and allowance for loan losses, resulting in the increase in the provision for loan losses that the Company has experienced in recent periods. During this time period, the Company has continued to review its underwriting and risk-based pricing guidelines for commercial real estate and real estate construction lending, as well as on new home equity and residential mortgage loans, to reduce potential exposure within these portfolio categories. In 2007, we hired an experienced mortgage underwriter to centralize the underwriting requirements for all residential real estate loans. In 2008, we formed a Special Assets Group to lead the Bank's collection efforts focusing on the acceleration and the disposition of certain problem assets. In the fourth quarter 2009 we hired a new Chief Credit Officer to focus on credit related issues and to strengthen the credit management process.

Gross charge offs were $5,283 for 2009, $3,040 for 2008, and $5,198 for 2007, while recoveries for the corresponding periods were $192, $208, and $48, respectively. As a result, net charge offs were $5,091 or 1.40% of average loans for 2009, compared to $2,832 or 0.78% of average loans for 2008, and $5,150 or 1.45% of average loans for 2007. Net charge-offs in 2009 included $1,880 in participation loans related to an ethanol plant in South Eastern Wisconsin and a recreational facility in Northern Illinois. For 2009, 79% of net charge offs came from commercial loans, compared to 65% for 2008 and 92% for 2007. Residential mortgages and home equity accounted for 19% of 2009 net charge offs, compared to 30% and 6% for 2008 and 2007, respectively. For 2009, installment loans accounted for 2% of net charge offs, compared to 5% for 2008 and 1% for 2007. Gross charge-offs have been rising over the past three years, as economic conditions, such as rising unemployment, higher energy costs, and a weakening housing market, have been impacting the business and personal financial performance, while recoveries on these loans have remained relatively low. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

Table 9:  Loan Loss Experience

                                                           Years Ended December 31,
                                               2009       2008       2007       2006       2005
Allowance for loan losses:
Balance at beginning of year                  $4,542     $4,174     $8,184     $3,028     $2,820
Charge-offs                                   (5,283)    (3,040)    (5,198)      (113)      (177)
Recoveries                                       192        208         48        136         43
  Net (charge-offs) recoveries                (5,091)    (2,832)    (5,150)        23       (134)
Provision for loan losses                      8,506      3,200      1,140      5,133        342
Balance at end of year                        $7,957     $4,542     $4,174     $8,184     $3,028
Net loan charge offs (recoveries):
Commercial                                      $603       $177     $1,442       ($59)      ($16)
Agricultural                                      34         18          1         (1)        (8)
Commercial real estate (CRE)                   1,839      1,453      3,298         10         30
Real estate construction                       1,556        186          6         11          0
  Total commercial                             4,032      1,834      4,747        (39)         6
Residential mortgage                             945        721        331          0         88
Home equity                                        5        121          0          0          0
Installment                                      109        156         72         16         40
  Total net charge offs (recoveries)          $5,091     $2,832     $5,150       ($23)      $134
CRE and Construction net charge-off detail:
Owner occupied                                  $757     $1,078       ($11)       $10        $30
Non-owner occupied                             1,082        375      3,309          0          0
  Commercial real estate                      $1,839     $1,453     $3,298        $10        $30
1-4 family construction                          $33       $186         $0        $11         $0
All other construction                         1,523          0          6          0          0
  Real estate construction                    $1,556       $186         $6        $11         $0

The allocation of the year-end allowance for loan losses for each of the past five years based on our estimate of loss exposure by category of loans is shown in Table 10.

Table 10:  Allocation of the Allowance for Loan Losses

                                    % of Loan        % of Loan        % of Loan        % of Loan        % of Loan
                                     Type to          Type to          Type to          Type to          Type to
                                      Total            Total            Total            Total            Total
                               2009   Loans     2008   Loans     2007   Loans     2006   Loans     2005   Loans
Allowance allocation:
Commercial                     $497    10%      $295    11%      $301    11%    $2,452    18%      $524    18%
Agricultural                    981    12%       450    12%       374    11%       854    12%       545    12%
Commercial real estate
(CRE)                         3,954    39%     1,836    34%     1,899    32%     3,048    32%     1,122    34%
Real estate construction        685    10%       836    13%       351    13%       219     7%        96     5%
  Total commercial            6,117    71%     3,417    70%     2,925    67%     6,573    69%     2,287    69%
Residential mortgage          1,753    27%     1,010    28%     1,056    30%     1,232    28%       645    28%
Installment                      87     2%       115     2%       193     3%       379     3%        96     3%
Total allowance for
loan losses                  $7,957   100%    $4,542   100%    $4,174   100%    $8,184   100%    $3,028   100%

Allowance category as a
percent of total allowance:
Commercial                      6.2%             6.5%             7.2%            30.0%           17.3%
Agricultural                   12.3%             9.9%             9.0%            10.4%           18.0%
Commercial real estate (CRE)   49.8%            40.4%            45.5%            37.2%           37.1%
Real estate construction        8.6%            18.4%             8.4%             2.7%            3.2%
  Total commercial             76.9%            75.2%            70.1%            80.3%           75.6%
Residential mortgage           22.0%            22.2%            25.3%            15.1%           21.2%
Installment                     1.1%             2.6%             4.6%             4.6%            3.2%
Total allowance for
loan losses                   100.0%           100.0%           100.0%           100.0%          100.0%

The Company's process in evaluating the adequacy of the allowance for loan losses follows a methodology which addresses various risks in the loan portfolio. This process includes: (1) the analysis of specifically identified loans that exhibit the most severe risks and thus are considered impaired; (2) historical loss and delinquency experience on each loan category in the portfolio; (3) trends in non-performing loans; (4) risk characteristics of various types of loans; (5) changes in the size and mix of loans in the portfolio; (6) concentrations of credit based on similar industries, borrowers or types of loans; (7) existing and projected economic conditions; (8) changes in the value of collateral securing loans; and (8) management's ongoing evaluation of other qualitative and quantitative factors that may affect potential loan losses.

The allocation methodology used at December 31, 2009, 2008, 2007 was comparable. Loss factors are analyzed based on historical loss rates and on other qualitative factors that may affect loan collectability. Management allocates the allowance for loan losses by pools of risk. The loss factors applied in the methodology are periodically re-evaluated. The loss factors assigned to loan types were very similar between 2007 and 2009; however, refinements were made in 2008 and 2009 to better align current and historical loss experience.

During 2009, management of the Company was focused on the erosion of the credit environment and the corresponding deterioration in its credit quality metrics. Process improvements were implemented around credit evaluations, documentation, appraisal processes and portfolio monitoring. The improved credit processes, combined with enhanced credit information, have been incorporated into the methodology management uses in determining the adequacy of the allowance for loan losses. This process is reviewed by the Company's internal and external auditors and the regulatory agencies.

Impaired Loans and Nonperforming Assets

Management is committed to an aggressive problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized.

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, loans 90 days or more past due but still accruing, and restructured loans. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, management may place such loans on nonaccrual status immediately. Previously accrued and uncollected interest on such loans is reversed, amortization of related loan fees is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash after a determination has been made that the principal balance of the loan is collectible. If collectability of the principal is in doubt, payments received are applied to loan principal. Loans past due 90 days or more but
still accruing interest are also included in nonperforming loans.   Also
included in nonperforming loans are loans modified in a troubled debt restructuring (or "restructured" loans). Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not be otherwise considered. Generally, such loans are included in nonaccrual loans until the customer has attained a sustained period of repayment performance. Nonperforming loans were $14,093, $9,554, and $7,025 at December 31, 2009, 2008, and 2007 respectively, reflecting the impact of the economy on our customers.

Table 11: Nonperforming Loans and OREO

                                                                2009      2008     2007     2006    2005(A)
Nonaccrual loans not considered impaired:
  Commercial                                                    $751       $36      $32     $599     $960
  Agricultural                                                   371       521        0       24       66
  Real estate residential                                        958     1,273      485      594       98
  Installment                                                     19        47       42        7        8
  Total nonaccrual loans not considered impaired               2,099     1,877      559    1,224    1,132
Nonaccrual loans considered impaired:
  Commercial                                                   8,894     5,632    3,786    4,722      N/A
  Agricultural                                                   568       216      277        0      N/A
  Residential mortgage                                         2,363       808    1,140      197      N/A
  Installment                                                      0       416      499      504      N/A
  Total nonaccrual loans considered impaired                  11,825     7,072    5,702    5,423      N/A
Accruing loans past due 90 days or more (credit cards)            18        36       64        4       19
Restructured loans                                               151       569      700      473      365
     Total nonperforming loans                                14,093     9,554    7,025    7,124    1,516
Other real estate owned (OREO)                                 1,808     2,556    2,352      130      N/A
Other repossessed assets                                         450         5        0        0      N/A
Investment security (Trust Preferred)                            211         0        0        0      N/A
     Total nonperforming assets                              $16,562   $12,115   $9,377   $7,254   $1,516
RATIOS
Nonperforming loans to total loans                              3.93%     2.62%    1.96%    2.03%    0.49%
Nonperforming assets to total loans plus OREO                   4.60%     3.30%    2.60%    2.06%    0.49%
Nonperforming assets to total assets                            3.28%     2.44%    1.95%    1.57%    0.35%
Allowance for loan losses to nonperforming loans                  56%       48%      59%     115%     200%
Allowance for loan losses to total loans at end of year         2.22%     1.25%    1.17%    2.33%    0.98%
Nonperforming assets by type:
Commercial                                                       $40      $411     $547   $2,225     $321
Agricultural                                                     939       737      393       24      149
Commercial real estate (CRE)                                   9,009     3,501    3,855    3,077      486
Real estate construction                                         747     2,325        0       62      145
    Total commercial                                          10,735     6,974    4,795    5,388    1,101
Residential mortgage                                           3,321     2,081    1,625      791       98
Installment                                                       37       499      605      515       27
     Total nonperforming loans                                14,093     9,554    7,025    6,694    1,226
Commercial real estate owned                                   1,523     1,827    1,660        0        0
Residential real estate owned                                    285       729      692      130        0
    Total other real estate owned                              1,808     2,556    2,352      130        0
Other repossessed assets                                         450         5        0        0        0
Investment security (Trust Preferred)                            211         0        0        0        0
     Total nonperforming assets                              $16,562   $12,115   $9,377   $6,824   $1,226
CRE and Construction nonperforming loan detail:
Owner occupied                                                $5,949    $2,255   $3,179     $195       $0
Non-owner occupied                                             3,060     1,246      676    2,882      486
  Commercial real estate                                      $9,009    $3,501   $3,855   $3,077     $486
1-4 family construction                                           $0      $296       $0       $0     $145
All other construction                                           747     2,029        0       62        0
  Real estate construction                                      $747    $2,325       $0      $62     $145

(A) Break-down of impaired loans is not available for 2005.

Nonperforming loans have increased year-over-year since 2006 when the loans of the Impaired Borrower were identified, charged-off in 2007 and the commercial and residential real estate properties surrendered were taken into OREO. Since 2008 the increase in nonperforming loans was primarily due to the impact of declining property values, decreased sales, longer holding periods, rising costs brought on by deteriorating real estate conditions and the weakening economy. At December 31, 2009 there were seven large individual credit relationships (each over $500) that represented 44%, or $7,324, of nonperforming loans. Subsequent to year-end we have received information on two of our larger nonperforming loan relationships as noted above:

   o We received a $1,139 payment on the ethanol plant participation loan included in nonperforming loans in the first quarter 2010.
   o The recreational facility participation loan is in bankruptcy proceedings leading to a `363' sale. The current court schedule indicates that the closing of the successful bid should occur by March 31, 2010.

Total nonperforming loans of $16,562 were up $4,539 or 48% since year-end 2008, with commercial nonperforming loans up $3,761 (primarily attributable to participation loans) and consumer-related nonperforming loans were up $778. Between 2008 and 2007, total nonperforming loans increased $2,529, with commercial nonperforming loans up $2,179 and consumer-related nonperforming loans were up $350. The 2009 increase in provision for loan losses was the primary cause for the increase in the ratio of the allowance for loan losses to nonperforming loans at December 31, 2009, to 56% up from 48% in 2008.

The following table shows the approximate gross interest that would have been recorded if the loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated had performed in accordance with their original terms in contrast to the amount of interest income that was included in interest income for the period.

Table 12:  Forgone Loan Interest

                                                      Years Ended December 31,
                                                      2009     2008     2007
Interest income in accordance with original terms     $819     $704     $352
Interest income recognized                            (622)    (423)    (150)
Reduction in interest income                          $197     $281     $202

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Company expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At December 31, 2009, potential problem loans totaled $10,873; due to more aggressive procedures undertaken in 2009. There is no comparable figure to year-end 2008. Potential problem loans at December 31, 2009, consist of $1,873 of commercial loans, $7,222 of commercial real estate, $136 of real estate construction, and $1,642 of real estate residential loans. The current level of potential problem loans requires a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by the Company's customers and on underlying real estate values.

OREO was $1,808 at December 31, 2009, compared to $2,556 at December 31, 2008
and $2,352 at December 31, 2007.   The largest asset in OREO as of December 31,
2009, consists of the remaining commercial and residential real estate properties associated with the Impaired Borrower received in 2007 from the surrender of assets. In March 2010, the remaining residential real estate property of the Impaired Borrower was sold. Evaluations of the fair market value of the properties are done quarterly and valuation adjustments, if necessary, are recorded in our consolidated financial statements. Valuation adjustments of the OREO from the Impaired Borrower totaled $698, $273, and $2,353 pretax, in 2009, 2008 and 2007, respectively. Previous valuations on the properties of the Impaired Borrower represented fair value based on appraisals and an accepted offer to purchase which was subject to various contingencies and subsequently not consummated. The current carrying values of the OREO represent the fair value based on the highest and best use of the properties. The amount remaining in OREO and repossessed property related to the Impaired Borrower totaled $1,427, $2,514 and $2,796 as of December 31, 2009, 2008, and 2007 respectively.

Excluding the properties of the Impaired Borrower, the other properties held as OREO in 2009 consists of $580 of commercial real estate, $208 real estate construction loan and $35 residential real estate. OREO as of year-end 2008 consisted of $367 of commercial real estate, and $116 residential real estate. OREO consisted of $16 residential real estate as of year-end 2007. Management actively seeks to ensure properties held are monitored to minimize the Company's risk of loss.

Investment Securities Portfolio

The investment securities portfolio is intended to provide the Bank with adequate liquidity, flexible asset/liability management, a source of stable income, and structured with minimum credit exposure to the Bank. All securities are classified as available for sale and are carried at market value. Unrealized gains and losses are excluded from earnings, but are reported as other comprehensive income in a separate component of stockholders' equity, net
of income tax.   Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method. Realized gains or losses on sales are based on the net proceeds and the adjusted carrying value amount of the securities sold using the specific identification method.

Table 13:  Investment Securities Portfolio at Estimated Fair Value

                                                           Years Ended December 31,
                                                       2009        2008        2007
U.S. treasury securities and obligations of U.S.
government corporations and agencies                  $3,179        $201        $449
Mortgage-backed securities                            81,766      65,073      62,855
Obligations of states and political subdivisions      17,184      14,006      17,724
Corporate debt securities                              1,198       1,607       1,372
Subtotal                                             103,327      80,887      82,400
Equity securities                                        150         151         151
           Totals                                   $103,477     $81,038     $82,551

At December 31, 2009, the total carrying value of investment securities was $103,477, up $22,439 or 28% compared to December 31, 2008, and represented 20% of total assets, compared to 16% of total assets at December 31, 2008. The $22,439 increase in investment securities during 2009 was primarily attributable to the soft loan demand and excess liquidity position of the Bank.

At December 31, 2009, the securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of stockholders' equity.

The Company recognized OTTI write-downs of $301 during 2009, consisting of a $289 write-down on a private placement trust preferred security, and a $12 write-down on a non-agency mortgage backed security since the unrealized losses on these securities appear to be related in part to expected credit losses that will not be recovered by the Company. Since the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities, the portion of OTTI related to all other factors was recognized in other comprehensive income.

A summary of the investment portfolio is shown below:

Table 14:  Investments

Investment Category                                Rating   December 31, 2009   December 31, 2008
                                                              Amount      %       Amount      %
US Treasury & Agencies Debt
                                                     AAA      $3,179     100%       $201     100%
                                                     Total    $3,179     100%       $201     100%
US Treasury & Agencies Debt as % of Portfolio                              3%                < 1%

Mortgage-backed securities
                                                     AAA     $80,898      99%    $63,899      98%
                                                     A1            0       0%        874       1%
                                                     A2           11       0%         25     < 1%
                                                     BA1         514       1%          0       0%
                                                     BA3           0       0%        275     < 1%
                                                     B3          343       0%          0       0%
                                                     Total   $81,766     100%    $65,073     100%
Mortgage-Backed Securities as % of Portfolio                              79%                 80%

Obligations of State and Political Subdivisions
                                                     Aa2      $2,299      13%       $237       2%
                                                     AA3       3,449      20%          0       0%
                                                     Aa3           0       0%      3,320      24%
                                                     A1          336       2%        331       2%
                                                     A2          875       5%        857       6%
                                                     A3          536       3%        533       4%
                                                     Baa1        342       2%        467       3%
                                                     NR        9,347      55%      8,261      59%
                                                     Total   $17,184     100%    $14,006     100%
Obligations of State and Political Subdivisions
as % of Portfolio                                                         17%                 17%

Corporate Debt Securities
                                                     NR       $1,348     100%     $1,758     100%
                                                     Total    $1,348     100%     $1,758     100%
Corporate Debt Securities as % of Portfolio                                1%                  2%

Total Market Value of Securities                            $103,477     100%    $81,038     100%

Obligations of State and Political Subdivisions (municipal securities): At December 31, 2009 and 2008, municipal securities were $17,184 and $14,006, respectively, and represented 17% of total investment securities for both 2009 and 2008 based on fair value. Municipal bond insurance company downgrades have resulted in credit downgrades in our municipal security holdings; however, it has been determined that due to the nature of these obligations it is highly likely we will be repaid in full.

Mortgage-Backed Securities: At December 31, 2009 and 2008, mortgage-related securities (which include predominantly mortgage-backed securities and collateralized mortgage obligations) were $81,766 and $65,073, respectively, and represented 79% and 80%, respectively, of total investment securities based on fair value. The fair value of mortgage-related securities is subject to inherent risks based upon the future performance of the underlying collateral (mortgage loans) for these securities. Future performance is impacted by prepayment risk and interest rate changes. As a result of these risks, and as noted above, the Company recorded a $12 OTTI write-down on one non-agency mortgage backed security during the second quarter 2009.

Corporate Debt Securities: At December 31, 2009 and 2008, corporate debt securities were $1,348 and $1,758, respectively, and represented 1% and 2%, respectively, of total investment securities based on fair value. Corporate debt securities at December 31, 2009, consisted of trust preferred securities of $1,173, and other securities of $175. Corporate debt securities at December 31, 2008, consisted of trust preferred securities of $1,583, and other securities of $175. We were notified in June 2009 that one private placement trust preferred security ("TPS") in the investment security portfolio, will be deferring the quarterly interest payments. Subsequently, this TPS has been placed on non-accrual status and an OTTI write-down of $289 was recorded in the third quarter of 2009.

The Federal Home Loan Bank ("FHLB") of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or stop the FHLB from paying dividends or redeeming stock without prior approval. The FHLB of Chicago last paid a dividend in the third quarter of 2007. The Bank is a member of the FHLB Chicago. Accounting guidance indicates that an investor in FHLB Chicago capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor's view of FHLB Chicago's long-term performance, which includes factors such as:
(1) its operating performance, (2) the severity and duration of declines in the market value of its net assets related to its capital stock amount, (3) its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, (4) the impact of legislation and regulatory changes on FHLB Chicago, and on the members of FHLB Chicago and (5) its liquidity and funding position. After evaluating all of these considerations, the Company believes the cost of the investment will be recovered. Future evaluations of these factors could result in a different conclusion.

Table 15:  Investment Securities Portfolio Maturity Distribution

                                                    After             After
                                                   One But           Five but
                                 Within            Within             Within            After
                                One Year         Five Years         Ten Years         Ten Years             Total
                                 Amount   Yield    Amount    Yield    Amount   Yield    Amount   Yield      Amount   Yield
U.S. treasury securities and
obligations of U.S. government
corporations and agencies            $0   0.00%    $2,979    2.55%      $200   2.25%        $0    0.00%     $3,179   2.53%
Mortgage-backed securities        8,659   4.97%    70,225    4.49%     2,882   4.32%         0    0.00%     81,766   4.53%
Obligations of states and
political subdivisions (1)        2,221   6.75%     8,299    5.55%     6,664   4.82%         0    0.00%     17,184   5.42%
Corporate debt securities             0   0.00%       214    7.71%         0   0.00%       984    6.16%      1,198   6.44%
     Total carrying value       $10,880   5.33%   $81,717    4.54%    $9,746   4.62%      $984    6.16%   $103,327   4.64%

   (1) The yield on tax-exempt investment securities is computed on a tax-equivalent   basis using a Federal tax rate of 34%
       and excluding disallowed interest expense.

Deposits

Deposits are the Company's largest source of funds. At December 31, 2009 deposits were $397,800, up $12,125 or 3% from December 31, 2008, primarily affected by a $25,135 increase in time deposits (defined as certificates of deposit and IRA retirement accounts), offset partially by a $10,102 decline in brokered certificates of deposits. Interest-bearing demand deposits declined year-over-year due to the temporary prior year-end holdings of a large depositor. Time deposits grew to represent 41% of total deposits at December 31, 2009 (compared to 36% at year-end 2008), while interest-bearing demand and money market deposits decreased to 29% of total deposits (versus 31% last year end), and brokered certificates of deposit declined to 10% of total deposits (versus 13% for the prior year end). Non-interest bearing and savings deposits remained unchanged at 20% of total deposits for the years ended 2009 and 2008.

On average, deposits were $380,633 for 2009, up $15,923 over the average for 2008. As seen for the period end deposits, the mix of average deposits was impacted by the shift of customer preferences to time deposits (up $8,768 on average between 2009 and 2008) and due to the decrease in loan demand. Brokered certificates of deposits were not renewed as they matured. Time deposits grew to 40% of total average deposits for 2009, while brokered deposits declined to 11% of total average deposits for 2009.

Table 16: Average Deposits Distribution

                                            2009                2008               2007
                                                 % of               % of               % of
                                       Amount   Total     Amount   Total     Amount   Total
Noninterest-bearing demand deposits   $49,952     13%    $48,003     13%    $44,495     12%
Interest-bearing demand deposits       29,639      8%     27,561      8%     27,565      8%
Savings deposits                      105,330     28%     99,264     27%     96,321     27%
Time deposits                         151,827     40%    143,059     39%    141,495     39%
Brokered certificates of deposit       43,885     11%     46,823     13%     50,225     14%
Total                                $380,633    100%   $364,710    100%   $360,101    100%

The retail markets we compete in are continuously influenced by economic conditions, competitive pressure from other financial institutions, and other out-of-market investment opportunities available to customers. Due to local market competition, we are currently paying higher rates for local deposits than what we would have to pay for wholesale funding. We continue to focus on expanding existing customer relationships.

Table 17:  Maturity Distribution of Certificates of Deposit of $100,000 or More

                                  December 31, 2009       December 31, 2008
3 months or less                        $22,734                 $24,848
Over 3 months through 6 months           12,646                  20,102
Over 6 months through 12 months          21,471                   8,187
Over 12 months                           37,652                  39,654
Total                                   $94,503                 $92,791

Other Funding Sources

Other funding sources, (includes short-term borrowings, long-term borrowings, and subordinated debentures), were $60,854 at December 31, 2009, down $10,196 from $71,050 at December 31, 2008. Long-term borrowings at December 31, 2009, were $42,561, down $6,868 from December 31, 2008 as matured borrowings were not renewed due to the liquidity position of the Company. Short-term borrowings consist of corporate funds in the form of repurchase agreements and were $7,983 at December 31, 2009, down $3,328 from December 31, 2008 as corporate customers were impacted by the difficult economy and related cash demands.

Table 18:  Short Term Borrowings

                                                     December 31,
                                            2009          2008          2007
Balance end of year                        $7,983       $11,311       $15,346
Average amounts outstanding during year   $12,031       $11,753       $17,939
Maximum month-end amounts outstanding     $20,074       $13,654       $34,958
Average interest rates on amounts
outstanding during year                      1.06%         1.53%         4.31%
Average interest rates on amounts
outstanding at end of year                   0.48%         0.70%         1.82%

At December 31, 2009, the Bank and Company had available liquidity through excess pre-approved overnight federal funds borrowing lines with corresponding banks, the fed discount window or long-term borrowings agreements, totaling approximately $31,000.

In 2005, Mid-Wisconsin Statutory Trust I (the "Trust"), a Delaware Business Trust subsidiary of the Company, issued $10,000 in trust preferred securities. The Trust used the proceeds from the offering along with Mid-Wisconsin's common ownership investment to purchase $10,300 of the Company's subordinated debentures (the "debentures"). The trust preferred securities and the debentures mature on December 15, 2035, and have a fixed rate of 5.98% until December 15, 2010, after which they will have a floating rate of the three-month LIBOR plus 1.43%.

Off-Balance Sheet Obligations

As of December 31, 2009 and 2008, we have the following commitments, which do not appear on our balance sheet.

Table 19: Commitments

                                                         2009          2008
Commitments to extend credit:
     Fixed rate                                        $25,405       $26,074
     Adjustable rate                                    23,462        23,808
Standby and irrevocable letters of credit-fixed rate     3,792         3,872
Credit card commitments                                  4,250         4,456

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

Table 20:  Contractual Obligations

                                                          Payments due by period
                                           Total   < 1 year   1-3 years   3-5 years   > 5 years
Subordinated debentures                  $10,310        $0          $0          $0     $10,310
Other long-term borrowings                10,000         0       5,000       5,000           0
FHLB borrowings                           32,561     5,061      23,500       4,000           0
Total long-term borrowing obligations    $52,871    $5,061     $28,500      $9,000     $10,310

Also, we have liabilities due to directors for services rendered with various payment terms depending on their anticipated retirement date or their election of payout terms following retirement. The total liability at December 31, 2009 for current and retired directors is $839, of which approximately 74% is estimated to have a maturity in excess of five years.

Liquidity and Interest Rate Sensitivity

Liquidity management refers to the ability to ensure that cash is available in a timely manner to meet loan demand and depositors' needs and to service liabilities as they become due without undue cost or risk.

Funds are available from a number of basic banking activity sources, primarily from the core deposit base and from loans and investment securities repayments and maturities. Additionally, liquidity is available from the sale of investment securities, and brokered deposits. The current volatility and disruptions in capital markets may impact the Company's ability to access certain liquidity sources in the same manner as the Company had in the past.

While dividends and service fees from the Bank and proceeds from issuance of capital are primary funding sources for the Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiary or by market appetite for company stock). No dividends were received in cash from the Bank in 2009 and 2008.

Investment securities are an important tool to the Company's liquidity objective. All investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $103,477 investment securities portfolio at December 31, 2009, $61,448 were pledged to secure public deposits, short-term borrowings, and for other purposes as required by law. The majority of the remaining securities could be sold to enhance liquidity, if necessary.

The scheduled maturity of loans could also provide a source of additional liquidity. The Bank has $141,944, or 40%, of total loans maturing within one year. Factors affecting liquidity relative to loans are loan renewals, origination volumes, prepayment rates, and maturity of the existing loan portfolio. The Bank's liquidity position is influenced by changes in interest rates, economic conditions, and competition. Conversely, loan demand as a need for liquidity may cause us to acquire other sources of funding which could be more costly than deposits.

Deposits are another source of liquidity for the Bank. Deposit liquidity is affected by core deposit growth levels, certificates of deposit maturity structure, and retention and diversification of wholesale funding sources. Deposit outflows would require the Bank to access alternative funding sources which may not be as liquid and/or more costly.

Other funding sources for the Bank are in the form of short-term borrowings (corporate repurchase agreements, and federal funds purchased), and long-term borrowings. Short-term borrowings can be reissued and do not represent an immediate need for cash. Long-term borrowings are used for asset/liability matching purposes and to access more favorable interest rates than deposits. The Bank's liquidity resources were sufficient in 2009 to fund the growth in loans and investments, and to meet other cash needs when necessary.

For the year ended December 31, 2009, net cash used in operating and investing activities was $2,844 and $8,251, respectively, while financing activities provided net cash of $11,314, for a net increase in cash and cash equivalents of $219 since year-end 2008. During 2009, average total assets increased to $497,994 (up $20,720 or 4%) compared to year-end 2008, primarily in investment securities. The increases in deposits and issuance of preferred equity in February 2009 were predominantly used to fund the asset growth.

For the year ended December 31, 2008, net cash used in investing activities was $26,482, while operating and financing activities provided net cash of $6,420 and $14,296, respectively, for a net decrease in cash and cash equivalents of $5,766 since year-end 2007. Generally, during 2008, average total assets increased to $477,274 (up $7,065 or 2%) compared to year-end 2007, primarily in loans.

Table 21, Interest Rate Sensitivity Gap Analysis, represents a schedule of assets and liabilities maturing over various time intervals. The table reflects a cumulative negative interest sensitivity gap position, more rate sensitive liabilities maturing than rate sensitive assets maturing at the one year and less time frames. We evaluate the cumulative gap position at the one-year and two-year time frames. At those time intervals the cumulative maturity gap was between the guideline of 60% to 120%.

Table 21: Interest Rate Sensitivity Gap Analysis

                                                                      December 31, 2009
                                              0-90       91-180     181-365        1-5        Beyond
                                              Days        Days        Days        Years       5 Years       Total
Earning Assets:
     Loans                                   $33,628     $48,252     $60,064     $178,582     $38,090     $358,616
     Securities                                2,055         468       9,187       81,563      10,204      103,477
     Other earning assets                      9,064           0           0            0           0        9,064
Total                                        $44,747     $48,720     $69,251     $260,145     $48,294     $471,157
Cumulative rate sensitive assets             $44,747     $93,467    $162,718     $422,863    $471,157
Interest-bearing liabilities:
     Interest-bearing deposits (1)           $55,646     $36,628     $68,141     $135,489     $46,678     $342,582
     Borrowings                                7,983           0       5,061       37,500           0       50,544
     Subordinated debentures                       0           0           0            0      10,310       10,310
Total                                        $63,629     $36,628     $73,202     $172,989     $56,988     $403,436
Cumulative interest sensitive liabilities    $63,629    $100,257    $173,459     $346,448    $403,436
Interest sensitivity gap                    ($18,882)    $12,092     ($3,951)     $87,156     ($8,694)
Cumulative interest sensitivity gap         ($18,882)    ($6,790)   ($10,741)     $76,415     $67,721
Cumulative ratio of rate sensitive assets
to rate sensitive liabilities                   70.3%       93.2%       93.8%       122.1%      116.8%

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

We also estimate the effect a sudden change in interest rates could have on expected net interest income through income simulation. The simulation is run using the prime rate as the base with the assumption of rates increasing or decreasing 200 basis points. All rates are increased or decreased proportionally to the change in prime rate. The simulation assumes a static mix of assets and liabilities. As a result of the simulation, over a 12-month time period ending December 2010, net interest income is estimated to increase 15.7% if rates increase 200 basis points. In a down 200 basis point rate environment assumption, net interest income is estimated to decrease 17.0% during the same period. These results are based solely on the modeled changes in the market rates and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve, changes in spreads between key market rates, or changes in consumer or business behavior. These results also do not include any management action to mitigate potential income variances within the modeled process. We realize actual net interest income is largely impacted by the allocation of assets, liabilities and product mix. The simulation results are one indicator of interest rate risk.

Management continually reviews its interest rate risk position through our Asset/Liability Committee process. This is also reported to the board through the Board Investment Committee on a bi-monthly basis.

Capital

The Company regularly reviews the adequacy of its capital to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. Management actively reviews capital strategies for the Company and the Bank in light of perceived business risks associated with current and prospective earning levels, liquidity, asset quality, economic conditions in the markets served, and level of dividends available to shareholders. It is management's intent to maintain an optimal capital and leverage mix for growth and for shareholder return.

The Company and Bank continue to have a strong capital base. As of December 31, 2009 and 2008, the tier 1 risk-based capital ratios, total risk-based capital (tier 1 and tier 2) ratios, and tier 1 leverage ratios for the Company and Bank were in excess of regulatory minimum requirements.

On October 14, 2008, the Treasury announced details of the CPP Plan whereby the Treasury makes direct equity investments into qualifying financial institutions in the form of preferred stock providing an immediate influx of Tier 1 capital into the banking system. Participants also adopted the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under this program.

The Company's Articles of Incorporation, as approved and amended at a shareholder meeting on January 22, 2009, authorized the issuance of 10,000 shares of Series A, no par value Preferred Stock and 500 share of Series B, no par value Preferred Stock. On February 20, 2009, under the CPP Plan, the Company issued 10,000 shares of Series A Preferred Stock and 500 shares of Series B Preferred Stock to the Treasury. The warrants for the Series B Preferred Stock were immediately exercised for 500 shares. Total proceeds received were $10,000. The proceeds received were allocated between the Series A Preferred Stock and the Series B Preferred Stock based upon their relative fair values, which resulted in the recording of a discount on the Series A Preferred Stock and a premium on the Series B Preferred Stock. The discount and premium will be amortized over five years. The allocated carrying value of the Series A Preferred Stock and Series B Preferred Stock on the date of issuance (based on their relative fair values) was $9,442 and $558, respectively. Cumulative dividends on the Series A Preferred Stock accrue and are payable quarterly at a rate of 5% per annum for five years. The rate will increase to 9% per annum thereafter if the shares are not redeemed by the Company. The Series B Preferred Stock dividends accrue and are payable quarterly at 9%. In 2009, all $10,000 of the CPP Plan qualify as Tier 1 Capital for regulatory purposes at the holding company.

Table 22:  Capital

HOLDING COMPANY                                 At December 31,            Regulatory
                                          2009        2008        2007      Minimum
Total Stockholders' Equity              $43,184     $35,805     $34,571
Tier 1 Capital                           48,493      45,207      44,491
Total Regulatory Capital                 53,118      49,749      48,665
Tier 1 Leverage Ratio                       9.8%        9.5%        9.4%       5.0%
Tier 1 risk-based capital ratio            13.2%       12.1%       12.2%       4.0%
Total risk-based capital ratio             14.5%       13.3%       13.3%       8.0%

BANK                                            At December 31,            Regulatory
                                          2009        2008        2007      Minimum
Total Stockholders' Equity              $43,825     $39,849     $37,295
Tier 1 Capital                           40,313      39,251      37,215
Total Regulatory Capital                 44,910      43,793      41,389
Tier 1 Leverage Ratio                       8.2%        8.3%        7.9%       5.0%
Tier 1 risk-based capital ratio            11.1%       10.6%       10.3%       6.0%
Total risk-based capital ratio             12.3%       11.9%       11.5%      10.0%

Stockholders' equity at December 31, 2009 was $43,184, an increase of $7,379 from the year-end 2008 amount of $35,805. The increase in 2009 stockholders' equity was due to $10,000 of proceeds received from the CPP Plan on February 20, 2009, improvement in the market value of securities of $458, net loss of $2,488, preferred stock dividends of $469, and $181 of common stock dividends.

Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2009, 2008 and 2007:

Table 23:  Selected Quarterly Financial Data

                                                                 2009 Quarter Ended
                                                      December    September     June       March
Interest income                                        $6,623      $6,665      $6,822     $6,822
Interest expense                                        2,456       2,554       2,701      2,789
  Net interest income                                   4,167       4,111       4,121      4,033
Provision for loan losses                               2,856       2,150       2,750        750
Income (loss) before income taxes                      (1,475)     (1,289)     (2,017)       377
Net income (loss) available to common equity           (1,155)       (833)     (1,252)       207
Basic and diluted earnings (loss) per common share     ($0.70)     ($0.51)     ($0.76)     $0.13


                                                                 2008 Quarter Ended
                                                      December    September     June       March
Interest income                                        $7,159      $7,356      $7,479      $7,738
Interest expense                                        3,112       3,218       3,304       3,663
  Net interest income                                   4,047       4,138       4,175       4,075
Provision for loan losses                                 935         630         705         930
Income before income taxes                                107         349         690         105
Net income available to common equity                      48         291         500         403
Basic and diluted earnings per common share             $0.03       $0.18       $0.30       $0.25

                                                                 2007 Quarter Ended
                                                      December    September     June       March
Interest income                                        $8,104      $8,275      $7,966      $7,799
Interest expense                                        4,088       4,304       4,171       4,001
  Net interest income                                   4,016       3,971       3,795       3,798
Provision for loan losses                                 690         150         150         150
Income (loss) before income taxes                         580        (764)        320       1,027
Net income (loss) available to common equity              451        (365)        296         736
Basic and diluted earnings (loss) per common share      $0.27      ($0.22)      $0.18       $0.45

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

Report of Independent Registered
Public Accounting Firm

Board of Directors and Stockholders
Mid-Wisconsin Financial Services, Inc.
Medford, Wisconsin

We have audited the accompanying consolidated balance sheets of Mid-Wisconsin Financial Services, Inc. and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Wisconsin Financial Services, Inc. and Subsidiary at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States.



WIPFLI LLP
Wipfli LLP


February 12, 2010
Green Bay, Wisconsin

               Mid-Wisconsin Financial Services, Inc. and Subsidiary

                           Consolidated Balance Sheets
                            December 31, 2009 and 2008
                            ($000's except share data)
                                                               2009              2008
Assets
Cash and due from banks                                       $9,824            $9,605
Interest-bearing deposits in other financial institutions         13                20
Federal funds sold                                             9,064            22,300
Investment securities available for sale, at fair value      103,477            81,038
Loans held for sale                                            5,452               484
Loans                                                        358,616           364,381
Less: Allowance for loan losses                               (7,957)           (4,542)
Loans, net                                                   350,659           359,839
Accrued interest receivable                                    1,940             1,986
Premises and equipment, net                                    8,294             8,965
Other investments, at cost                                     2,616             2,616
Other assets                                                  14,121             9,606
Total assets                                                $505,460          $496,459

Liabilities and Stockholders' Equity
Noninterest-bearing deposits                                 $55,218           $55,694
Interest-bearing deposits                                    342,582           329,981
  Total deposits                                             397,800           385,675
Short-term borrowings                                          7,983            11,311
Long-term borrowings                                          42,561            49,429
Subordinated debentures                                       10,310            10,310
Accrued interest payable                                       1,287             1,718
Accrued expenses and other liabilities                         2,335             2,211
  Total liabilities                                          462,276           460,654

Stockholders' equity:
  Series A preferred stock - no par value
  Authorized - 10,000 shares in 2009 and 0 shares in 2008
  Issued and outstanding Series A - 10,000 shares in 2009
  and 0 shares in 2008                                         9,527                 0
  Series B preferred stock - no par value
  Authorized - 500 shares in 2009 and 0 shares in 2008
  Issued and outstanding Series B - 500 shares in 2009
  and 0 shares in 2008                                           549                 0
  Common stock - Par value $.10 per share:
   Authorized - 6,000,000 shares
   Issued and outstanding - 1,648,102 shares in 2009 and
   1,643,985 shares in 2008                                      165               164
  Additional paid-in capital                                  11,862            11,804
  Retained earnings                                           20,025            23,239
  Accumulated other comprehensive income                       1,056               598
  Total stockholders' equity                                  43,184            35,805
Total liabilities and stockholders' equity                  $505,460          $496,459

                  Mid-Wisconsin Financial Services, Inc and Subsidiary

                          Consolidated Statements of Income
                     Years Ended December 31, 2009, 2008, and 2007
                            ($000's except share data)
                                                          2009        2008        2007
Interest Income
   Loans, including fees                                $22,756     $25,718     $28,103
   Securities:
     Taxable                                              3,540       3,174       2,859
     Tax-exempt                                             487         596         826
   Other                                                    149         244         356
        Total interest income                            26,932      29,732      32,144

Interest Expense
   Deposits                                               7,801      10,138      13,163
   Short-term borrowings                                    124         180         773
   Long-term borrowings                                   1,961       2,365       2,014
   Subordinated debentures                                  614         614         614
        Total interest expense                           10,500      13,297      16,564

Net interest income                                      16,432      16,435      15,580
Provision for loan losses                                 8,506       3,200       1,140
Net interest income after provision for loan losses       7,926      13,235      14,440

Noninterest Income
   Service fees                                           1,239       1,412       1,352
   Trust service fees                                     1,024       1,114       1,218
   Investment product commissions                           237         249         260
   Mortgage banking                                         564         289         304
   Gain on sale of investments                              449           0           0
   Other operating income                                   908         962         923
       Total noninterest income                           4,421       4,026       4,057

Other-than-temporary impairment losses, net
  Total other-than-temporary impairment losses              374           0           0
  Amount in other comprehensive income, before taxes         73           0           0
  Total impairment                                          301           0           0
Noninterest Expense
   Salaries and employee benefits                         8,411       9,068       8,840
   Occupancy                                              1,893       1,996       1,967
   Data processing                                          648         748         777
   Foreclosure/ORE expense                                1,278         541       2,527
   Legal and professional fees                              882         762         650
   Goodwill impairment                                        0         295           0
   FDIC expense                                           1,057         220          42
   Other                                                  2,281       2,380       2,531
       Total noninterest expense                         16,450      16,010      17,334

Income (loss) before income taxes                        (4,404)      1,251       1,163
Income tax expense (benefit)                             (1,916)          9          45
Net income (loss)                                        (2,488)      1,242       1,118
Preferred stock dividends, discount and premium            (545)          0           0
Net income (loss) available to common equity            ($3,033)     $1,242      $1,118
Earnings (Loss) Per Common Share:
Basic and Diluted                                        ($1.84)      $0.76       $0.68

The accompanying notes are an integral part of the Consolidated Financial Statements.

                             Mid-Wisconsin Financial Services, Inc. and Subsidiary

                           Consolidated Statements of Changes in Stockholders' Equity
                                Years Ended December 31, 2009, 2008, and 2007
                                         ($000's except share data)
                                                                                                         Accumulated
                                                                                 Additional                  Other
                                           Preferred Stock     Common Stock       Paid-In    Retained    Comprehensive
                                          Shares     Amount   Shares    Amount    Capital    Earnings    Income (Loss)     Totals
Balance, January 1, 2007                      0         $0     1,640      $164    $11,651     $22,865        ($547)       $34,133
Comprehensive income:
Net income                                                                                      1,118                       1,118
Other comprehensive income                                                                                     332            332
Total comprehensive income                                                                                                  1,450
Proceeds from stock purchase plans                                 2                   44                                      44
Stock-based compensation                                                               26                                      26
Cash dividends paid, $.66 per share                                                            (1,082)                     (1,082)

Balance, December 31, 2007                    0          0     1,642       164     11,721      22,901         (215)        34,571
Comprehensive income:
Net income                                                                                      1,242                       1,242
Other comprehensive income                                                                                     813            813
Total comprehensive income                                                                                                  2,055
Proceeds from stock purchase plans                                 2                   39                                      39
Stock-based compensation                                                               44                                      44
Cash dividends paid, $.55 per share                                                              (904)                       (904)

Balance, December 31, 2008                    0          0     1,644        164    11,804      23,239          598         35,805
Comprehensive loss:
Net loss                                                                                       (2,488)                     (2,488)
Other comprehensive income                                                                                     262            262
Reclassification adjustment for realized
losses on securities available for sale
included in earnings, net of tax                                                                               196            196
Total comprehensive loss
                                                                                                                           (2,030)
Issuance of preferred stock Series A     10,000      9,442                                                                  9,442
Issuance of preferred stock Series B        500        558                                                                    558
Accretion of preferred stock discount                   85                                        (85)                          0

Amortization of preferred stock premium                 (9)                                         9                           0
Issuance of common stock:                                                                                                       0
Proceeds from stock purchase plans                                 4          1        34                                      35
Cash dividends:
Preferred stock                                                                                  (401)                       (401)
Common stock, $.11 per share                                                                     (181)                       (181)
Dividends declared:
Preferred stock                                                                                   (68)                        (68)
Stock-based compensation                                                               24                                      24
Balance, December 31, 2009               10,500    $10,076     1,648       $165   $11,862     $20,025       $1,056        $43,184

                 Mid-Wisconsin Financial Services, Inc. and Subsidiary

                        Consolidated Statements of Cash Flows
                     Years Ended December 31, 2009, 2008 and 2007
                                       (000's)
                                                              2009        2008       2007
Increase (decrease) in cash and due from banks:
     Cash flows from operating activities:
     Net income (loss)                                      ($2,488)     $1,242     $1,118
     Adjustments to reconcile net income to net cash
     provided by operating activities:
      Provision for depreciation and net amortization           961       1,017        975
      Provision for loan losses                               8,506       3,200      1,140
      Provision for valuation allowance-other real estate       958         273      2,343
      Provision (benefit) for deferred income taxes          (1,578)         (8)       546
      Gain on sale of investment securities                    (449)          0          0
      Other-than-temporary impairment losses, net               301           0          0
      (Gain) loss on premises and equipment disposals            12           3         (2)
      Loss on sale of foreclosed real estate                     91          11        106
      Stock-based compensation                                   24          44         26
      Goodwill impairment                                         0         295          0
      Changes in operating assets and liabilities:
             Loans held for sale                             (4,968)        684       (952)
             Other assets                                    (3,906)        432       (297)
             Other liabilities                                 (308)       (773)       (22)
Net cash provided by (used in) operating activities          (2,844)      6,420      4,981

     Cash flows from investing activities:
      Net (increase) decrease in interest-bearing deposits
      in other financial institutions                             8          13        (11)
      Net (increase) decrease in federal funds sold          13,236     (19,120)    (2,811)
      Securities available for sale:
            Proceeds from sales                              12,717           0          0
            Proceeds from maturities                         25,238      18,668     18,242
            Payment for purchases                           (59,552)    (15,892)   (17,792)
      Net increase in loans                                    (639)    (10,120)   (16,822)
      Capital expenditures                                     (280)       (438)    (1,251)
      Proceeds from sale of premises and equipment                9           0         11
      Proceeds from sale of other real estate                 1,012         407        459
Net cash used in investing activities                        (8,251)    (26,482)   (19,975)

                Mid-Wisconsin Financial Services, Inc. and Subsidiary

                        Consolidated Statements of Cash Flows
                     Years Ended December 31, 2009, 2008 and 2007
                                       ($000's)
                                                                 2009        2008       2007
   Cash flows from financing activities:
      Net increase in deposits                                 $12,125     $16,196     $27,226
      Net decrease in short-term borrowings                     (3,328)     (4,035)    (15,935)
      Proceeds from issuance of long-term borrowings             6,500      15,500      20,501
      Principal payments on long-term borrowings               (13,368)    (12,500)    (12,500)
      Proceeds from issuance of preferred stock and common
      stock warrants                                            10,000           0           0
      Proceeds from stock benefit plans                             35          39          44
      Cash dividends paid preferred stock                         (469)          0           0
      Cash dividends paid common stock                            (181)       (904)     (1,082)
Net cash provided by financing activities                       11,314      14,296      18,254
Net increase (decrease) in cash and due from banks                 219      (5,766)      3,260
Cash and due from banks at beginning                             9,605      15,371      12,111
Cash and due from banks at end                                  $9,824      $9,605     $15,371
Supplemental cash flow information:
Cash paid (refunded) during the year for:
Interest                                                       $10,931     $14,270     $16,053
Income taxes                                                       (19)        710         100
Noncash investing and financing activities:
Loans transferred to other real estate                          $1,652        $895      $5,258
Loans charged-off                                                5,283       3,040       5,198
Dividends declared by not yet paid on preferred stock               68           0           0
Loans made in connection with the sale of other real estate        339           0         128
Goodwill impairment                                                  0         295           0

The accompanying notes are an integral part of the Consolidated Financial Statements

            Mid-Wisconsin Financial Services, Inc. and Subsidiary

            Notes to Consolidated Financial Statements
            December 31, 2009, 2008, and 2007 ($000's except share data)

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

            December 31, 2009, 2008, and 2007 ($000's except share data)

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

LOANS HELD FOR SALE
Loans held for sale consist of the current origination of certain fixed rate mortgage loans and are recorded at the lower of aggregate cost or fair value. A gain or loss is recognized at the time of the sale reflecting the present value of the difference between the contractual interest rate of the loans sold and the yield to the investor. All loans held for sale at December 31, 2009 and 2008, have a forward sale commitment from an investor. Mortgage servicing rights are not retained.

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

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication the borrower may be unable to make payments as they become due. When loans are placed on nonaccrual or charged-off, all current year unpaid accrued interest is reversed against interest income. The interest on these loans is subsequently accounted for on the cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is established through a provision for loan losses charged to expense as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

            December 31, 2009, 2008, and 2007 ($000's except share data)

Management periodically evaluates the adequacy of the allowance using the Company's past loan loss experience, known and inherent risks in the portfolio, composition of the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current economic conditions, and other relevant factors. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change. The Company has an internal risk and evaluation process that continuously reviews loan quality. As well, the Company employs an independent third party to periodically review loan quality. The results of these analyses are reported to executive management and the Board of Directors. Such reviews also assist management in establishing the level of the allowance.

The allowance for loan losses includes specific allowances related to loans which have been judged to be impaired under current accounting standards. A loan is impaired when, based on current information, it is probable the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. Management has determined that commercial, financial, agricultural loans and commercial real estate loans that have a nonaccrual status meet this definition. Losses on large groups of homogeneous loans, such as mortgage and consumer loans, are primarily evaluated using historical loss rates. Specific allowances for impaired loans are based on an evaluation of the customers' cash flow ability to repay or the fair value of the collateral if the loan is collateral dependent.

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

OTHER REAL ESTATE (ORE)
Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Other real estate is included in other assets. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell. Rental income from properties is included in other income. Property expenses which include carrying costs related to foreclosed real estate, changes in the valuation allowance and losses (gains) on sale of foreclosed real estate are classified as foreclosure/ORE expense within noninterest expense.

            December 31, 2009, 2008, and 2007 ($000's except share data)

GOODWILL
The excess of cost over the net assets acquired (goodwill) from a bank acquisition is tested for impairment annually in the fourth quarter. The results of goodwill impairment testing in 2008 indicated that there was impairment of goodwill as the carrying value of the reporting unit's goodwill exceeded its implied fair value. During the fourth quarter 2008 the Company recorded a $295 non-cash impairment charge to income for goodwill. The Company no longer has goodwill on its balance sheet as of December 31, 2008.

FEDERAL HOME LOAN BANK (FHLB) STOCK
As a member of the Federal Home Loan Bank system, the Company is required to hold stock in the FHLB based on the outstanding amount of FHLB borrowings.
This stock is substantially restricted. The FHLB of Chicago is under regulatory requirements which require approval of dividend restrictions and stock redemptions. No dividends have been received since the third quarter of 2007. The stock is evaluated for impairment on an annual basis. However, the stock is viewed as a long-term investment therefore, its value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. FHLB stock is included in the balance sheet caption "Other investments, at cost" and totals $2,306 at December 31, 2009 and 2008.

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

RATE LOCK COMMITMENTS
The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The mortgage loans are sold to the secondary market shortly after the loan is closed. The fair value of the mortgage loan rate lock commitments is immaterial to the financial statements. The Company's rate lock commitments were $7,914 and $11,353 at December 31, 2009 and 2008, respectively.

            December 31, 2009, 2008, and 2007 ($000's except share data)

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

COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, net of tax, which are recognized as a separate component of equity, and accumulated other comprehensive income
(loss).

EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per common share are calculated by dividing net income (loss) available to common equity by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share include the potential common stock shares issuable under the stock options plans.

STOCK-BASED COMPENSATION
The Company accounts for employee stock compensation plans using the fair value based method of accounting. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is also the vesting period.

RECLASSIFICATIONS
Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 classifications.

RECENT ACCOUNTING PRONOUNCEMENTS
In May 2009, the FASB issued new accounting guidance for subsequent events. This new guidance does not significantly change how subsequent events are reported or disclosed in the financial statements. It does require disclosure of the date through which the Company has evaluated subsequent events. The Company adopted this new accounting standard for the year ended December 31, 2009. The adoption of this accounting standard did not have a significant effect on the consolidated financial statements of the Company.

            December 31, 2009, 2008, and 2007 ($000's except share data)

In December 2007, the FASB issued new accounting guidance for noncontrolling interests in consolidated financial statements. The primary purpose of this new guidance is to require ownership interests in subsidiaries held by parties other than the parent (noncontrolling interests) to be presented in the consolidated balance sheet within equity, but separate from the parent's equity. It also requires consolidated net income attributable to the parent and to the noncontrolling interests be clearly presented on the face of the consolidated statement of operations. The Company adopted this new accounting standard for the year ended December 31, 2009. The adoption of this accounting standard did not have an effect on the consolidated financial statements of the Company.

In May 2009, the FASB issued new accounting guidance on the recognition and presentation of other-than-temporary impairments, which changes the determination of when other-than-temporary impairment of a debt security must be recognized. It also changes the presentation and amount of the other-than-temporary impairment recognized in the statement of operations. The Company adopted this new accounting standard for the year ended December 31, 2009. See
Note 4 for the impact the adoption of this accounting standard had on the Company's financial statements.

In June 2009, the FASB issued new accounting guidance that amends previous guidance for determining whether an entity is a variable interest entity. The new guidance also changes the required analysis performed by the Company to determine whether it has a controlling interest in a variable interest entity and, therefore, must consolidate the entity in the Company's financial statements. In addition, it requires enhanced disclosures regarding the Company's involvement in variable interest entities. This new accounting standard is effective for interim and annual periods beginning after November 15, 2009. The Company adopted this accounting standard on January 1, 2010 and the standard did not have a significant effect on the consolidated financial statements of the Company.

In March 2008, the FASB issued new accounting guidance that changes the disclosure requirements for derivative instruments and hedging activities. Under this new guidance, entities will be required to provide enhanced disclosures about: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for; and 3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This new accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this accounting standard did not have an effect on the consolidated financial statements of the Company.

In June 2009, the FASB issued new accounting guidance for transfers of financial assets. This new guidance removes the exception from applying the accounting requirements for transfers of financial assets to qualifying special-purpose entities. It also modifies the financial-components approach used in previous guidance and limits the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized. In addition, the guidance requires enhanced disclosures regarding transfers of financial assets and continuing involvement with transferred financial assets. This new accounting standard is effective for financial statements issued for and transfers of financial assets occurring in interim and annual periods beginning after November 15, 2009. The Company adopted this accounting standard for the year beginning January 1, 2010, and believes the adoption of this accounting standard will not have a significant effect on the consolidated financial statements of the Company.

            December 31, 2009, 2008, and 2007 ($000's except share data)

Note 2- Earnings (Loss) per Common Share

Earnings (loss) per common share are calculated by dividing net income (loss) available to common equity by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are calculated by dividing net income (loss) available to common equity by the weighted average number of shares adjusted for the dilutive effect of common stock awards. Presented below are the calculations for basic and diluted earnings (loss) per common share.

                                                    For the Years Ended December 31,
                                                       2009        2008       2007
                                                 (In thousands, except per share data)
Net income (loss)                                    ($2,488)     $1,242     $1,118
Preferred dividends, discount and premium               (545)          0          0
  Net income (loss) available to common equity       ($3,033)     $1,242     $1,118
Weighted average common shares outstanding             1,645       1,643      1,640
Effect of dilutive stock options                           1           0          1
Diluted weighted average common shares outstanding     1,646       1,643      1,641
Basic and diluted earnings (loss) per common share    ($1.84)      $0.76      $0.68

Note 3- Cash and Due From Banks

Cash and due from banks in the amount of $234 and $226 was restricted at December 31, 2009 and 2008, respectively, to meet the reserve requirements of the Federal Reserve System.

In the normal course of business, the Bank maintains cash and due from bank balances with correspondent banks. Effective December 5, 2008, accounts at each institution are insured in full by the Federal Deposit Insurance Corporation Transaction Guarantee Program until June 30, 2010 upon which time the insurance is expected to revert back to $250. Federal funds sold invested in other institutions are not insured.

            December 31, 2009, 2008, and 2007 ($000's except share data)

Note 4- Securities

The amortized cost and fair values of securities available for sale at December 31, 2009 and 2008, were as follows:

                                                    Gross       Gross
                                     Amortized   Unrealized   Unrealized   Fair
                                       Cost         Gains       Losses     Value
December 31, 2009

U.S. Treasury securities and
 obligations of U.S. government
corporations and agencies              $3,200           $0         $21      $3,179
Mortgage-backed securities             80,380        1,599         213      81,766
Obligations of states and
political subdivisions                 16,739          481          36      17,184
Corporate debt securities               1,386            0         188       1,198

Total debt securities                 101,705        2,080         458     103,327
Equity securities                         150            0           0         150

Totals                               $101,855       $2,080        $458    $103,477

December 31, 2008

U.S. Treasury securities and
 obligations of U.S. government
corporations and agencies                $200           $1          $0        $201
Mortgage-backed securities             64,421        1,162         510      65,073
Obligations of states and
political subdivisions                 13,693          318           5      14,006
Corporate debt securities               1,675            0          68       1,607

Total debt securities                  79,989        1,481         583      80,887
Equity securities                         151            0           0         151

Totals                                $80,140       $1,481        $583     $81,038

            December 31, 2009, 2008, and 2007 ($000's except share data)

The following tables represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at December 31:

                                   Less Than 12 Months   12 Months or More              Total
                                    Fair    Unrealized   Fair    Unrealized   Fair    Unrealized
Description of Securities           Value     Losses     Value     Losses     Value     Losses
2009
U.S. Treasury securities and
 obligations of U.S. government
corporations and agencies           $3,179       $21         $0        $0     $3,179      $21
Mortgage-backed securities          13,865       114      1,305        99     15,170      213
Corporate securities                   184        27        189       161        373      188
Obligations of states and
political subdivisions               3,072        36          0         0      3,072       36
Total temporarily impaired
 Securities                        $20,300      $198     $1,494      $260    $21,794     $458

2008
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies              $0        $0          $0       $0          $0      $0
Mortgage-backed securities             159         2       9,420      508       9,579     510
Corporate securities                     0         0         282       68         282      68
Obligations of states and
 political subdivisions                494         5           0        0         494       5
Total temporarily impaired
 Securities                           $653        $7      $9,702     $576     $10,355    $583

At December 31, 2009, the number of investment securities in an unrealized loss position for less than 12 months was 28. For investment securities in an unrealized loss position for 12 months or more was five. The Company currently has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

During 2009, the Company determined that other-than-temporary impairment ("OTTI") existed in a pool of non-agency mortgage backed security and a private placement trust preferred security since the unrealized losses on these securities appear to be related in part to expected credit losses that will not be recovered by the Company. Since the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities, the portion of the OTTI related to all other factors was recognized in other comprehensive income.

To determine the amount of OTTI related to credit loss, the Company utilized a discounted cash flow model that measured the present value of cash flows expected to be collected from the underlying collateral and the method of repayment for each security. The difference in the discounted value and the carrying basis of these securities represents the estimated credit loss.

            December 31, 2009, 2008, and 2007 ($000's except share data)

Total OTTI related to these securities for 2009 was $301. As of December 31, 2009, the fair value of these securities was $527.

The following table is a rollforward of the amount of OTTI related to credit loss that has been recognized in earnings for the year ended December 31, 2009:

                                                                   2009
Balance at beginning of year                                         $0
Credit loss on securities for which an OTTI was not previously
recognized                                                          301
Balance at end of year                                             $301

The amortized cost and fair value of investment securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in estimated fair value.

                                             Amortized       Fair
                                                Cost         Value
Due in one year or less                        $2,196        $2,221
Due after one year through five years          11,333        11,493
Due after five years through ten years          6,785         6,863
Due in ten years or more                        1,011           984
Mortgage-backed securities                     80,380        81,766
Total debt securities available for sale     $101,705      $103,327

For 2009, proceeds from sales of investment securities available for sale were $12,717 which resulted in investment security gains of $449. There were no sales of investment securities during 2008 and 2007.

Pledged securities with a carrying value of $61,448 and $47,794 at December 31, 2009 and 2008, respectively, were pledged to secure public deposits, short-term borrowings, and for other purposes as required by law.

            December 31, 2009, 2008, and 2007 ($000's except share data)

The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or stop the FHLB from paying dividends or redeeming stock without prior approval. The FHLB of Chicago last paid a dividend in the third quarter of 2007. Based on an evaluation of this investment as of December 31, 2009, the Company believes the cost of the investment will be recovered.

Note 5- Loans

Loans at December 31 are summarized as follows:

                         2009              2008
Commercial             $35,673           $39,047
Agricultural            42,280            43,345
Real estate:
  Construction          35,417            45,665
  Commercial           138,891           127,209
  Residential           99,116           100,311
Installment              7,239             8,804
Total loans           $358,616          $364,381

The Company serves the credit needs of its customers predominantly in central and northern Wisconsin. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2009, no significant concentrations existed in the Company's loan portfolio in excess of 10% of total loans.

The Bank, in the ordinary course of business, grants loans to their executive officers and directors, including affiliated companies in which they are principal owners. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers. In the opinion of management, such loans do not involve more than the normal risk of collectability or present other unfavorable features. These loans to related parties are summarized as follows:

                                                              2009         2008
Balance at beginning of year                                 $3,432       $4,036
New loans                                                     1,427        1,226
Repayments                                                     (921)      (1,830)
Changes due to status of executive officers and directors       (21)           0
Balance at end of year                                       $3,917       $3,432

            December 31, 2009, 2008, and 2007 ($000's except share data)

Note 6- Allowance for Loan Losses

A summary of the changes in the allowance for loan losses for the years indicated is as follows:

                                 2009         2008         2007
Balance at beginning of year    $4,542       $4,174       $8,184
Provision for loan losses        8,506        3,200        1,140
Charge offs                     (5,283)      (3,040)      (5,198)
Recoveries                         192          208           48
Balance at end of year          $7,957       $4,542       $4,174

The following table presents nonperforming loans at December 31:

                                             2009         2008
Nonaccrual loans                           $13,924       $8,949
Accruing loans past due 90 days or more         18           36
Restructured loans                             151          569
  Total nonperforming loans                $14,093       $9,554

Nonaccrual loans are generally those that are contractually past due 90 days or more as to interest or principal payments. If nonaccrual loans had been current, approximately $1,155, $621, and $323 of interest income would have been recognized for the years ended December 31, 2009, 2008, and 2007, respectively.

An analysis of impaired loans at December 31 follows:

                                                              2009         2008
Impaired loans with a valuation allowance                   $10,731       $4,044
Impaired loans without a valuation allowance                  1,094        3,032
Total impaired loans                                         11,825        7,076
Less-allowance for loan losses related to impaired loans      2,290          800
Net impaired loans                                           $9,535       $6,276

                                                 2009         2008         2007
Average recorded investment                    $11,924       $5,985       $2,420
Interest income recognized                        $819         $704         $352
Interest income recognized using cash basis       $622         $423         $150

            December 31, 2009, 2008, and 2007 ($000's except share data)

Note 7 - Premises and Equipment

A summary of premises and equipment at December 31 was as follows:

                                  2009         2008
Land and improvements            $2,082       $2,039
Buildings                         9,063        9,086
Furniture and equipment           7,139        7,082
Total cost                       18,284       18,207
Less-accumulated depreciation     9,990        9,242
Premises and equipment, net      $8,294       $8,965

Depreciation and amortization of premises and equipment totaled $930 in 2009, $1,048 in 2008, and $992 in 2007.

The Bank leases certain of its facilities and equipment, certain of which provide for increased rentals based upon increases in cost of living adjustments and other operating costs. The approximate minimum annual rentals and commitments under these leases with remaining terms in excess of one year are as follows:

<CAPTION
2010        $115
2011          85
2012          49
2013          46
2014          46
Thereafter   144
Total       $485

Total rental expense under operating leases was $184, $174, and $156 in 2009, 2008, and 2007, respectively.

            December 31, 2009, 2008, and 2007 ($000's except share data)

Note 8- Other Real Estate

A summary of other real estate at December 31 was as follows:

                                                    2009         2008
Balance at beginning of year                       $2,556       $2,352
Transfer of loans at net realizable value to ORE    1,652          895
Sale proceeds                                      (1,012)        (407)
Loans made in sale of ORE                            (339)           0
Net loss from sale of ORE                             (91)         (11)
Provision charge to operations                       (958)        (273)
Balance at end of year                             $1,808       $2,556

An analysis of the valuation allowance on other real estate at December 31 was follows:

                                        2009         2008
Balance at beginning of year           $2,616       $2,343
Provision charged to operations           958          273
Amounts related to ORE disposed of       (580)           0
Balance at end of year                 $2,994       $2,616

The properties of a former car dealership and its owners are the largest assets in other real estate as of December 31, 2009. The amount remaining as nonperforming assets, included in ORE or nonaccrual loans, related to the Impaired Borrower totaled $1,427 and $2,514 at December 31, 2009 and 2008, respectively.

Note 9- Deposits

The distribution of deposits at December 31 was as follows:

                                            2009              2008
Noninterest-bearing demand deposits       $55,218           $55,694
Interest-bearing demand deposits           33,375            37,856
Money market deposits                      81,436            81,265
Savings deposits                           23,386            21,508
IRA retirement accounts                    34,414            33,506
Brokered certificates of deposit           39,181            49,283
Certificates of deposit                   130,790           106,563
Total deposits                           $397,800          $385,675

Time deposits of $100,000 or more were $94,503 and $92,791 at December 31, 2009 and 2008 respectively.

            December 31, 2009, 2008, and 2007 ($000's except share data)

Aggregate annual maturities of all time deposits at December 31, 2009, are as follows:

2010         $132,189
2011           35,741
2012           22,028
2013           14,189
2014              235
Thereafter          3
Total        $204,385

Deposits from the Company's directors, executive officers, and affiliated companies in which they are principal owners totaled $2,492 and $3,458 at December 31, 2009 and 2008, respectively.

Note 10- Short-Term Borrowings

Short-term borrowings consisted of $7,983 and $11,311 of securities sold under repurchase agreements at December 31, 2009 and 2008, respectively.

The Company pledges U.S. agency securities available for sale as collateral for repurchase agreements. The fair value of pledged securities totaled $15,486 and $18,224 at December 31, 2009 and 2008, respectively.

The following information relates to federal funds purchased and securities sold under repurchase agreements at December 31:

                                           2009        2008        2007
Weighted average rate at December 31        0.48%       0.70%       1.82%

For the year:
  Highest month-end balance              $20,074     $13,654     $34,958
  Daily average balance                   12,031      11,753      17,939
  Weighted average rate                     1.06%       1.53%       4.31%

            December 31, 2009, 2008, and 2007 ($000's except share data)

Note 11- Long-Term Borrowings

Long-term borrowings at December 31 were as follows:

                                                  2009        2008
Federal Home Loan Bank ("FHLB") advances        $32,561     $39,429
Other borrowed funds                             10,000      10,000
  Total long-term borrowings                    $42,561     $49,429

FHLB advances at December 31 were as follows:

                                                                  2009        2008
3.87% to 5.31% fixed rate, interest payable monthly
with principal due during 2009                                       $0     $13,368

4.74% to 5.37% fixed rate, interest payable monthly
with principal due during 2010                                    5,061       5,061

1.84% to 4.22% fixed rate, interest payable monthly
with principal due during 2011                                    9,000       6,500

2.17% to 5.12% fixed rate, interest payable monthly
with principal due during 2012                                   14,500      12,500

3.90% fixed rate, interest payable monthly
with principal due during 2013                                    2,000       2,000

1.79% fixed rate, interest payable monthly
with principal due during 2014, callable 2011                     2,000           0

Total                                                           $32,561     $39,429

FHLB advances are secured by FHLB stock, qualifying mortgages of the subsidiary bank (such as residential mortgage, home equity, and commercial real estate) and by municipal bonds and mortgage-backed securities totaling approximately $63,669 and $62,169 at December 31, 2009 and 2008, respectively.

Other borrowed funds include $10,000 of structured repurchase agreements at December 31, 2009 and 2008, respectively. The fixed rate structured repurchase agreements mature in 2014 and 2015, callable in 2013, and had weighted-average interest rates of 3.47% and 3.53% at December 31, 2009 and 2008, respectively. Other borrowings are secured by investment securities totaling $12,173 and $12,436 at December 31, 2009 and 2008, respectively.

            December 31, 2009, 2008, and 2007 ($000's except share data)

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

Note 13- Income Taxes

The current and deferred amounts of income tax expense (benefit) were as follows:

                                               2009      2008      2007
Current income tax expense (benefit):
  Federal                                      ($338)     $17     ($501)
  State                                            0        0         0
    Total current                               (338)      17      (501)

Deferred income tax expense (benefit):
  Federal                                     (1,223)      (4)      642
  State                                         (355)      (4)      (96)
    Total deferred                            (1,578)      (8)      546

Total provision (benefit) for income taxes   ($1,916)      $9       $45

            December 31, 2009, 2008, and 2007 ($000's except share data)

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference were as follows:

                                                       2009                 2008                 2007
                                                           Percent              Percent              Percent
                                                          of Pretax            of Pretax            of Pretax
                                                 Amount    Income     Amount    Income     Amount    Income
Tax (benefit) expense at statutory rate         ($1,497)    -35.0%      $425      34.0%      $395      34.0%
Increase (decrease) in taxes resulting from:
  Tax-exempt interest                              (190)     (4.3)      (246)    (19.7)      (266)    (22.9)
  Federal tax refund                                  0       0.0       (221)    (17.7)         0       0.0
  State income taxes                               (239)     (5.4)       (26)     (2.1)       (63)     (5.4)
  Bank-owned life insurance                         (36)     (0.8)       (39)     (3.2)       (38)     (3.3)
  Goodwill                                            0       0.0        100       8.0          0       0.0
  Other                                              46       1.0         16       1.3         17       1.5
Provision (benefit) for income taxes            ($1,916)    -43.5%        $9       0.7%       $45       3.9%

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31 were as follows:

                                                      2009         2008
Deferred tax assets:
  Allowance for loan losses                          $2,140       $1,247
  Valuation allowance for other real estate           1,179        1,030
  Deferred compensation                                 388          394
  State net operating losses                            476          388
  Federal net operating losses                          488            0
  Purchased deposit intangible                          155          214
  Other                                                  87            0
Totals                                                4,913        3,273
Less - Valuation allowance                              185          186
  Total deferred tax assets                           4,728        3,087
Deferred tax liabilities:
  Premises and equipment                                195          167
  FHLB stock                                            215          215
  Prepaid expense and other                             117           82
  Unrealized gain on securities available for sale      566          300
  Total deferred tax liabilities                      1,093          764
Net deferred tax asset                               $3,635       $2,323

            December 31, 2009, 2008, and 2007 ($000's except share data)

Both the Company and the Bank pay federal and state income taxes on their consolidated net earnings. At December 31, 2009, tax net operating losses at the Company of approximately $1,434 federal and $5,427 state existed to offset future taxable income. The valuation allowance has been recognized to adjust deferred tax assets to the amount of tax net operating losses that are expected to be realized. If realized, the tax benefit for this item will reduce current tax expense for that period.

Note 14- Self-Funded Insurance

The Company participated in a self-funded health care plan which provided medical benefits to employees, retirees, and their dependents through December 31, 2008. Expenses under this plan were expensed as incurred and based upon actual claims paid, reinsurance premiums, administration fees, and unpaid claims at year-end. The Company purchased reinsurance to cover catastrophic individual claims over $30. Health care expense for 2009, 2008 and 2007 was $738, $1,025, and $850, respectively. During 2009, the Company recovered $140, which represented the remaining balance of the self-funded health insurance fund after all outstanding claims and expenses were paid.

Effective January 1, 2009, the Company moved to a fully insured HMO health insurance plan.

Note 15- Retirement Plans

The Company sponsors a defined contribution plan referred to as the Profit Sharing and 401(k) Plan covering substantially all full-time employees. The plan consists of a fixed contribution and a discretionary matching contribution by the Company. In 2009, the Company made the fixed contribution of 1% of eligible employees' annual pay and matched 100% of the first 2% of employees' deferrals and 50% on the next 4% of employees' deferrals to the plan up to 4% matching contribution. In 2008, the Company made the fixed contribution of 5% of eligible employees' annual pay. However, the Company did not make a discretionary matching contribution in 2008. In 2007, the Company made the fixed contribution to the plan of 5% of eligible employees' annual pay and matched 100% of participants' deferrals to the plan up to 5%. Total expense associated with the plan was $289, $274, and $533 for the years ended December 31, 2009, 2008, and 2007, respectively.

The Company has a nonqualified deferred directors' fee compensation plan which permits directors to defer all or a portion of their compensation into a stock equivalent account or a cash account. The benefits are payable after a director's resignation from the Board of the Company in a lump-sum or in installments over a period not in excess of five years. Included in other liabilities is the estimated present value of future payments of $839 and $867 at December 31, 2009 and 2008, respectively. The expense (benefit) associated with the deferred stock account is impacted by the market price of the Company's stock. Expense (benefit), including directors' fees, associated with this plan was $25, $2, and $(18) in 2009, 2008, and 2007, respectively.

            December 31, 2009, 2008, and 2007 ($000's except share data)

Note 16- Employee Stock Purchase, Stock Option, and Other Stock Purchase Plans

EMPLOYEE STOCK PURCHASE PLAN
Under the Company's Employee Stock Purchase Plan, the Company is authorized to issue up to 50,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose each year to have up to 5% of their annual gross earnings withheld to purchase the Company's common stock. Stock is purchased quarterly by employees under the plan. The purchase price of the stock is 95% of the lower of its market value on the first payroll date of the quarterly offering period or the market price on the close of business on the day before the last quarterly payroll date. There were 4,117 shares purchased in 2009. Approximately 36% of eligible employees participated in the plan during 2009. As of December 31, 2009, 38,371 shares of common stock remain reserved for future grants to employees under the Employee Stock Purchase Plan approved by the shareholders.

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

The fair value of stock options granted in 2009, 2008, and 2007 was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were made in estimating the fair value for options granted at December 31:

                                                        2009        2008        2007
Dividend yield                                          1.89%       2.16%       3.54%
Risk-free interest rate                                 3.00%       3.20%       4.69%
Expected volatility                                    29.87%      16.11%      11.43%
Weighted average expected life (years)                     7           7           7
Weighted average per share fair value of options       $2.71       $2.41       $2.08

Total compensation expense of $24, $44 and $26 was recognized during 2009, 2008 and 2007, respectively. As of December 31, 2009, there was $64 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over the next three years. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

            December 31, 2009, 2008, and 2007 ($000's except share data)

The following table summarizes information regarding the Company's stock options outstanding at December 31, 2009:

                      Outstanding Options                     Exercisable Options
                                  Weighted     Weighted       Number      Weighted
Range of                          Average      Average      Exercisable   Average
Exercise           Options       Remaining    Exercise       Options     Exercise
Prices            Outstanding       Life        Price       Exercisable    Price
$9.25 to $36.00    62,603            7.4        $26.54       31,119        $31.05

The intrinsic value of all outstanding options and exercisable options as of December 31, 2009, was $0.

A summary of the Company's stock option activity for 2009, 2008, and 2007, is presented below.

                                      Weighted
                                      Average
                         Shares        Price
December 31, 2006        46,842        33.99
Options granted           6,500        32.50
Options exercised          (233)       30.26
Options forfeited        (3,321)       33.84

December 31, 2007        49,788        33.82
Options granted          34,250        21.50
Options forfeited       (16,864)       31.50

December 31, 2008        67,174        28.12
Options granted           6,000         9.25
Options forfeited       (10,571)       26.81

December 31, 2009        62,603       $26.54

            December 31, 2009, 2008, and 2007 ($000's except share data)

A summary of nonvested shares as of December 31, 2009, and changes during the year is presented below.

                                   Average
                       Weighted     Fair
                        Number      Value
December 31, 2008       45,562     $1,184
Options granted          6,000         56
Options vested         (10,888)      (301)
Options forfeited       (9,190)      (244)
December 31, 2009       31,484       $695

As of December 31, 2009, 197,551 shares of common stock remain reserved for future grants to officers and key employees under the incentive stock option plan approved by the shareholders.

Note 17- Stockholders' Equity

The Company's Articles of Incorporation, as amended, authorized the issuance of 10,000 shares of Series A, no par value Preferred Stock and 500 share of Series B, no par value Preferred Stock. In February 2009, under the TARP Plan, the Company issued 10,000 shares of Series A Preferred Stock and 500 shares of Series B Preferred Stock to the Treasury. The warrants for the Series B Preferred Stock were immediately exercised for 500 shares. Total proceeds received were $10,000. The proceeds received were allocated between the Series A Preferred Stock and the Series B Preferred Stock based upon their relative fair values, which resulted in recording of a discount on the Series A Preferred Stock and premium on the Series B Preferred Stock. The discount and premium will be amortized over five years. The allocated carrying value of the Series A Preferred Stock and Series B Preferred Stock on the date of issuance (based on their relative fair values) was $9,442 and $558, respectively. Cumulative dividends on the Series A Preferred Stock will accrue and be payable quarterly at a rate of 5% per annum for five years. The rate will increase to 9% per annum thereafter if the shares are not redeemed by the Company. The Series B Preferred Stock dividends will accrue and be payable quarterly at 9%.

For as long as the Preferred Stock owned by the United States Treasury is outstanding, no dividends may be declared or paid on junior preferred shares, preferred shares ranking equal to the Series A or B Preferred Stock, or common shares, nor may the Company repurchase or redeem any such shares, unless all accrued and unpaid dividends for all past dividend periods on the Series A and Series B Preferred Stock are fully paid. The consent of the United States Treasury is required for any increase in the quarterly dividends of the Company's common stock or for any share repurchases of junior preferred or common shares, until the shorter of the third anniversary date of the Series A Preferred Stock issuance or the date the Series A or B Preferred Stock is redeemed in whole. Participation in this program also subjects the Company to certain restrictions with respect to the compensation of certain executives.

            December 31, 2009, 2008, and 2007 ($000's except share data)

The American Recovery and Reinvestment Act of 2009 ("ARRA") requires the United States Treasury, subject to consultation with appropriate banking regulators, to permit participants in the Capital Purchase Program to repay any amounts previously received without regard to whether the recipient has replaced such funds from any other source or to any waiting period. All redemptions of the Preferred Stock shall be at 100% of the issue price, plus any accrued and unpaid dividends. The Series A and Series B Preferred Stock is nonvoting, other than for class voting rights on any authorization or issuance of senior ranking shares, any amendment to its rights, or any merger, exchange or similar transaction which would adversely affect its rights.

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

Management believes, as of December 31, 2009, that the Company and the Bank meet all capital adequacy requirements.

As of December 31, 2009 and 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since notification that management believes have changed the Bank's category.

The Company's risk-based capital and leverage ratios are as follows:

            December 31, 2009, 2008, and 2007 ($000's except share data)

                                                   Risk-Based Capital Ratios
                                                    As of               As of
                                              December 31, 2009   December 31, 2008
                                                Amount   Ratio      Amount   Ratio
Tier 1 capital                                 $48,493   13.22%    $45,207   12.11%
Tier 1 capital adequacy minimum requirement     14,667    4.00%     14,932    4.00%

Excess                                         $33,826    9.22%    $30,275    8.11%

Total capital                                  $53,118   14.49%    $49,749   13.33%
Total capital adequacy minimum requirement      29,335    8.00%     29,865    8.00%

Excess                                         $23,783    6.49%    $19,884    5.33%

Risk-adjusted assets                          $366,687            $373,312

                                                               Leverage Ratios
                                             As of December 31, 2009         As of December 31, 2008
                                               Amount         Ratio            Amount         Ratio
Tier 1 capital to adjusted total assets       $48,493          9.82%          $45,207          9.38%
Minimum leverage adequacy requirement     $14,808-$24,680   3.00%-5.00%   $14,453-$24,088   3.00%-5.00%

Excess                                    $33,685-$23,813   6.82%-4.82%   $30,754-$21,119   6.38%-4.38%

Adjusted average total assets                $493,598                        $481,764

The following table presents the risk-based capital ratios for the Bank as of:

                       Tier 1      Total     Leverage
December 31, 2009      11.10%      12.03%      8.21%
December 31, 2008      10.62%      11.84%      8.21%

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

The Company has a Dividend Reinvestment Plan which provides shareholders the opportunity to automatically reinvest their cash dividends in shares of the Company's common stock. Common stock shares issued under the plan will be either newly issued shares or shares purchased for plan participants in the open market. In accordance with the plan, 150,000 shares of common stock are reserved at December 31, 2009.

            December 31, 2009, 2008, and 2007 ($000's except share data)

Note 18- Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is shown in the consolidated statements of changes in stockholders' equity. The Company's accumulated other comprehensive income
(loss) is comprised of the unrealized gain or loss on securities available for sale, net of the tax effect and a reclassification adjustment for losses realized in income. A summary of activity in accumulated other comprehensive income (loss) follows.

                                                              2009    2008     2007
Accumulated other comprehensive
  income (loss) at beginning                                  $598   ($215)   ($547)

Activity:
Unrealized gain on securities available for sale               423   1,231      507
Reclassification adjustment for losses realized in income      301       0        0

Tax effect                                                    (266)   (418)    (175)

Other comprehensive income                                     458     813      332

Accumulated other comprehensive income
  (loss) at end                                             $1,056    $598    ($215)

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

The Company uses the same credit policies and approval process in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company's exposure to credit loss in the event of nonperformance by the other party to these financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The following is a summary of lending-related commitments at December 31.

            December 31, 2009, 2008, and 2007 ($000's except share data)

                                                            2009              2008
Commitments to extend credit:
    Fixed rate                                            $25,405           $26,074
    Adjustable rate                                        23,462            23,808

Standby and irrevocable letters of credit - Fixed rate      3,792             3,872

Credit card commitments                                     4,250             4,456

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

Note 20- Fair Value Measurements

Effective January 1, 2008, FASB issued accounting guidance that applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements. It emphasized that fair value (i.e., the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date), among other things, is based on exit price versus entry price, and is a market-based measurement, not an entity-specific measurement. When considering the assumption that market participants would use in pricing the asset or liability, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 or hierarchy). The fair value hierarchy prioritizes inputs used to measure fair value into three broad levels.

      Level 1 - Fair value measurement is based on quoted prices for identical assets or liabilities in active markets.

      Level 2 - Fair value measurement is based on 1) quoted prices for similar assets or liabilities in active markets; 2) quoted prices for similar assets or liabilities in markets that are not active; or 3) valuation models and methodologies for which all significant assumptions are or can be corroborated by observable market data.

            December 31, 2009, 2008, and 2007 ($000's except share data)

      Level 3- Fair value measurement is based on valuation models and methodologies that incorporate unobservable inputs, which are typically based on an entity's own assumptions, as there is little, related market activity.

Some assets and liabilities, such as securities available for sale and impaired loans, are measured at fair values on a recurring basis under accounting principles generally accepted in the United States. Other assets and liabilities, such as loans held for sale, are measured at fair values on a nonrecurring basis.

As permitted, the Company did not apply the accounting standard on fair value measurements as of December 31, 2008 to other real estate. Consequently, the disclosures do not include amounts related to other real estate as of December 31, 2008.

Following is a description of the valuation methodology used for the Company's more significant instruments measured on a recurring basis at fair value, as well as the classification of the asset or liability within the fair value hierarchy.

INVESTMENT SECURITIES AVAILABLE FOR SALE - Securities available for sale may be classified as Level 1, Level 2, or Level 3 measurements within the fair value hierarchy. Level 1 investment securities include equity securities traded on a national exchange. The fair value measurement of a Level 1 security is based on the quoted price of the security. The fair value measurement of a Level 2 security is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data. Examples of these investment securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities, and mortgage related securities. In certain cases where there is limited activity or less transparency around inputs to the estimated fair value, securities are classified within Level 3 of the fair value hierarchy. The fair value measurement of a Level 3 security is based on a discounted cash flow model that incorporates assumptions market participants would use to measure the fair value of the security.

LOANS HELD FOR SALE - Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value. The estimated fair value is based on current secondary market prices for similar loans, which is considered a Level 2 measurement.

LOANS - Loans are not measured at fair value on a recurring basis. However, loans considered to be impaired are measured at fair value on a nonrecurring basis. The fair value measurement of an impaired loan is based on the fair value of the underlying collateral. Fair value measurements of underlying collateral that utilize observable market data such as independent appraisals reflecting recent comparable sales are considered Level 2 measurements. Other fair value measurements that incorporate estimated assumptions market participants would use to measure fair value, are considered Level 3 measurements.

            December 31, 2009, 2008, and 2007 ($000's except share data)

OTHER REAL ESTATE - Real estate acquired through or in lieu of loan foreclosure is not measured at fair value on a recurring basis. However, other real estate is initially measured at fair value, less estimated costs to sell when it is acquired and is also measured at fair value, less estimated costs to sell if it becomes subsequently impaired.

The fair value measurement for each property may be obtained from an independent appraiser or prepared internally. Fair value measurements obtained from independent appraisers are generally based on sales of comparable assets and other observable market data and are considered Level 2 measurements. Fair value measurements prepared internally are based on observable market data but include significant unobservable data and are therefore considered Level 3 measurements.

Information regarding the fair value of assets measured at fair value on a recurring basis as of December 31, were as follows:

                                              Recurring Fair Value Measurements Using
                                                 Quoted Price in
                                                Active Markets for   Significant Other       Significant
                               Assets Measured   Identical Assets    Observable Inputs   Unobservable Inputs
                                at Fair Value         Level 1              Level 2              Level 3
2009
Securities available for sale       $103,477              $0               $100,358               $3,119
2008
Securities available for sale        $81,038              $0                $79,086                $1,952

The following reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level
3) during the years ended December 31:

                                                 2009         2008
Balance at beginning of year                    $1,952       $1,652

Total gains or losses (realized/unrealized)
     Included in earnings                         (301)           0
     Included in other comprehensive income        (58)           0

Purchases, issuances and settlements                 0          300

Transfers in and/or out of Level 3               1,526            0

Balance at end of year                          $3,119       $1,952

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of December 31, were as follows:

            December 31, 2009, 2008, and 2007 ($000's except share data)

                                             Nonrecurring Fair Value Measurements Using
                                                 Quoted Price in
                                                Active Markets for   Significant Other       Significant
                               Assets Measured   Identical Assets    Observable Inputs   Unobservable Inputs
                                at Fair Value         Level 1              Level 2              Level 3
2009
Loans held for sale                 $5,452                $0               $5,452                     $0
Impaired loans                      $9,535                $0                   $0                 $9,535
Other real estate                   $1,808                $0               $1,808                     $0
2008
Loans held for sale                   $484                $0                 $484                     $0
Impaired loans                      $6,276                $0                   $0                 $6,276

During the year ended December 31, 2009 loans with a carrying amount of $11,825 were considered impaired and were written down to their estimated fair value of $9,535. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $2,290. During the year ended December 31, 2008 loans with a carrying amount of $7,076 were considered impaired and were written down to their estimated fair value of $6,276. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $800.

In 2009, the Bank acquired other real estate of $1,652 measured at fair value less selling costs. In addition, an impairment write down of $958 was made against these as well as some of the other real estate properties acquired in prior years and charged to earnings for the year ended December 31, 2009.

The Company is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

The estimated fair value of the Company's financial instruments on the balance sheet at December 31, were as follows:

            December 31, 2009, 2008, and 2007 ($000's except share data)

                                            2009                    2008
                                     Carrying                Carrying
                                      Amount    Fair Value    Amount    Fair Value
Financial assets:
  Cash and short-term investments     $18,901     $18,901     $31,925     $31,925
  Securities and other investments    106,093     106,649      83,654      83,692
  Net loans                           356,111     353,142     360,323     358,716
  Accrued interest receivable           1,940       1,940       1,986       1,986

Financial liabilities:
  Deposits                            397,800     396,069     385,675     383,389
  Short-term borrowings                 7,983       7,983      11,311      11,311
  Long-term borrowings                 42,561      43,446      49,429      50,742
  Subordinated debentures              10,310      10,310      10,310      10,310
  Accrued interest payable              1,287       1,287       1,718       1,718

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

            December 31, 2009, 2008, and 2007 ($000's except share data)

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

            December 31, 2009, 2008, and 2007 ($000's except share data)

Note 21- Condensed Financial Information- Parent Company Only

Balance Sheets
December 31, 2009 and 2008
                                                    2009             2008
ASSETS
Cash and due from banks                            $6,244            $2,570
Investment in bank subsidiary                      43,825            39,849
Investment in nonbank subsidiary                      310               310
Securities available for sale - at fair value         100               100
Premises and equipment                              3,022             3,138
Other assets                                          340               423
Total assets                                      $53,841           $46,390

LIABILITIES AND STOCKHOLDERS' EQUITY
Subordinated debentures                           $10,310           $10,310
Accrued interest payable                               27                27
Accrued expense and other liabilities                 320               248
Total liabilities                                  10,657            10,585
Stockholders' equity                               43,184            35,805
Total liabilities and stockholders' equity        $53,841           $46,390

            December 31, 2009, 2008, and 2007 ($000's except share data)

Note 21- Condensed Financial Information- Parent Company Only (Continued)

                                                                         STATEMENTS OF INCOME
                                                                    For the Years Ended December 31,
                                                                       2009       2008       2007
INCOME
  Interest                                                              $51        $65       $154
  Management fee and service fees from subsidiaries                     180        300        365
  Rental income                                                         164        145        137
  Other                                                                  21          3         32
    Total income                                                        416        513        688

EXPENSE
  Interest on subordinated debentures                                   614        614        614
  Salaries and benefits                                                 252        329        477
  Other                                                                 348        259        220
    Total expense                                                     1,214      1,202      1,311

Loss before income tax benefit and equity in undistributed income      (798)      (689)      (623)
Income tax benefit                                                     (316)      (234)      (212)

Loss before equity in undistributed net income of subsidiary           (482)      (455)      (411)
Equity (loss) in undistributed net income (loss) of subsidiary       (2,006)     1,697      1,529

Net income (loss)                                                    (2,488)     1,242      1,118
Preferred stock dividends, discount and premium                        (545)         0          0
Net income (loss) available to common equity                        ($3,033)    $1,242     $1,118

            December 31, 2009, 2008, and 2007 ($000's except share data)

Note 21- Condensed Financial Information- Parent Company Only (Continued)

                                                                  STATEMENTS OF CASH FLOWS
                                                               For the Years Ended December 31,
                                                                 2009        2008       2007
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
    Net income (loss)                                          ($2,488)     $1,242     $1,118
    Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
     Provision for depreciation                                    108         100         101
     Stock-based compensation                                       24          44          26
     (Equity) loss in undistributed net income of
     subsidiary                                                  1,806      (1,697)     (1,529)
     Changes in operating assets and liabilities:
       Other assets                                                307        (198)        350
       Other liabilities                                            72         (71)        (36)

  Net cash provided by (used in) operating activities             (171)       (580)         30

  Cash flows from financing activities:
    Investment in bank subsidiary                               (5,500)          0           0
    Capital expenditures                                           (40)        (76)          0

  Net cash used in investing activities                         (5,540)        (76)          0

  Cash flows from financing activities:
    Proceeds from issuance of preferred stock and warrants      10,000           0           0
    Proceeds from stock benefit plans                               35          39          44
    Cash dividends paid preferred stock                           (469)          0           0
    Cash dividends paid common stock                              (181)       (904)     (1,082)

  Net cash provided by (used in) financing activities            9,385        (865)     (1,038)

Net increase (decrease) in cash and due from banks               3,674      (1,521)     (1,008)
Cash and due from banks at beginning                             2,570       4,091       5,099

Cash and due from banks at end                                  $6,244      $2,570      $4,091

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A (T).  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES: As of the end of the period covered by this report, management, under the supervision, and with the participation, of our President and Chief Executive Officer and the Chief Financial Officer and Chief Operating Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) pursuant to Exchange Act Rule 13a-15. The President and Chief Executive Officer and the Chief Financial Officer and Chief Operating Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Management assessed the Company's system of internal controls over financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2009, the Company maintained effective internal control over financial reporting based on those criteria.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING: There were no changes in the internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors is incorporated in this Form 10-K by this reference to the disclosure under the caption "Proposal No.1- Election of Directors - Election of Directors" in our 2010 Proxy Statement dated March 26, 2010 (the "2010 Proxy Statement").

The executive officers of the Company as of March 1, 2010, their ages, offices and principal occupation during the past five years are set forth below:


NAME                 OFFICES AND POSITIONS HELD               DATE OF ELECTION
James F. Warsaw      President and Chief Executive            December 2005
Age:  59             Officer of Company and Bank

                     Previously, Bank Consultant,
                     November 2003 to December 2005; and
                     President and Chief Credit Officer
                     of Amcore Bank, N.A.

Mark A. King         Chief Financial Officer and Chief        December 2009
Age: 48              Operations Officer of Company and Bank

                     Previously, CFO and Senior Vice
                     President of the Banks of Wisconsin,
                     Kenosha, WI, since 2000.

William A. Weiland   Secretary and Treasurer of Company and   May 1998
Age:  55             Regional President of Bank-Central
                     Region

All executive officers are elected annually by the board of directors at the annual meeting and hold office until the next annual meeting of the board of directors, or until their respective successors are elected and qualified.

Information relating to compliance with Section 16 of the Exchange Act is incorporated in this Form 10-K by reference to the disclosure in the 2010 Proxy Statement under the sub-caption "Beneficial Ownership of Common Stock - Section 16(a) Beneficial Ownership Reporting Compliance."

Code of Ethics

We have adopted an ethics policy for all employees and a conflict of interest policy for our directors. We have also adopted a Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers which covers the Chief Executive Officer, Chief Financial Officer/Chief Operations Officer, each Vice President, Chief Credit Officer, and the Secretary and Treasurer. The Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers has been posted on the website of the Bank under "Mid-Wisconsin Financial Services - Investor Relations." See
www.midwisc.com/InvesterRelations/invest_relations.html   In the event we amend
or waive any provision of the Code of Compliance and Reporting Requirements for Senior Management and Senior Financial Officers, we intend to disclose such amendment or waiver at the website address where the code may also be found.

Audit Committee

The Board of Directors has appointed an Audit Committee in accordance with
Section 3(a) (58) (A) of the Exchange Act. Mr. Lundin (chairman), Mr. Hallgren and Mr. Schoofs serve on the Audit Committee (the Company is not a "listed issuer" as defined in SEC Rule 10A-3).

Financial Expert

The SEC has adopted rules which require us to disclose whether one of the members of the Audit Committee qualifies under SEC rules as an "audit committee financial expert." We are not required to have such an expert on our Audit Committee. Based on our review of the SEC rules, at this time, the Board does not believe that any member of the Audit Committee can be classified as an "audit committee financial expert."

Under SEC regulations, an "audit committee financial expert" must have the attributes and experience of a person who has been actively involved in the preparation, auditing, or evaluation of public company financial statements. While it may be possible to recruit a director having these specific qualifications, our size and geographic location make such a task difficult, and the Board believes that it is more important that directors satisfy the criteria described in the 2010 Proxy Statement under "Proposal No.1-Election of Directors- Nominations for Director - QUALIFICATIONS." These criteria include an understanding of our market area, customer base, and scope of operations. The Board believes that it is not in our best interests to nominate a director who does not possess these characteristics solely to acquire a director meeting the definition of an "audit committee financial expert" under SEC regulations.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to director compensation is incorporated in this Form 10-K by this reference to the disclosure in the 2010 Proxy Statement under the sub-caption "Proposal No. 1 - Election of Directors - Director Compensation for 2009."

Information relating to the compensation of executive officers is incorporated in this Form 10-K by this reference to the disclosure in the 2010 Proxy Statement under the caption "Executive Officer Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Information relating to security ownership of certain beneficial owners is incorporated in this Form 10-K by this reference to the disclosure in the 2010 Proxy Statement under the caption "Beneficial Ownership of Common Stock" through the table ending at the sub-caption "- Section 16(a) Beneficial Ownership Reporting Compliance."

The following table sets forth, as of December 31, 2009, information with respect to compensation plans under which our common stock is authorized for issuance:


                                                                                 Number of securities remaining
                      Number of securities to be       Weighted-average           available for future issuance
                       issued upon exercise of          exercise price of           under equity compensation
                         outstanding options,         outstanding options,         plans (excluding securities
                         warrants and rights          warrants and rights            reflected in column (a))
Plan Category                    (a)                           (b)                              (c)
Equity compensation
plans approved by
security holders              62,603(1)                     $26.54(1)                        385,922(2)

   (1) Shares issuable upon exercise of options granted pursuant to the 1999 Stock Option Plan.
   (2) Includes 197,551 shares issuable under the 1999 Stock Option Plan, 150,000 shares available under the Dividend Reinvestment Plan and 38,371 shares available under the Employee Stock
       Purchase Plan.  The purchase period for shares under the Employee Stock Purchase Plan is quarterly, accordingly, there were no shares subject to option as of December 31,
       2009, under the plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions with directors and officers, and the independence of directors, is incorporated in the Form 10-K by this reference to the disclosure in the 2010 Proxy Statement under the sub-caption "Governance of the Company - The Board - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "Governance of the Company - The Board- DIRECTOR INDEPENDENCE."

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to the fees and services of our principal accountant is incorporated into this Form 10-K by this reference to the disclosure in the 2010 Proxy Statement under the sub-captions "Audit Committee Report and Related Matters - Independent Auditor Fees," and "- Audit Committee Pre-Approval Policy."

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report:

      (1)   Financial Statements

            DESCRIPTION                                                 PAGE

      Mid-Wisconsin Financial Services, Inc.
      Consolidated Financial Statements

        Report of Independent Registered Public Accounting Firm           54

        Consolidated Balance Sheets as of December 31, 2009 and 2008      55

        Consolidated Statements of Income for the year ended
        December 31, 2009, 2008, and 2007                                 56

        Consolidated Statements of Changes in Stockholders' Equity
        for the year ended December 31, 2009, 2008, and 2007              57

        Consolidated Statements of Cash Flows for the year ended
        December 31, 2009, 2008, and 2007                                 58

        Notes to Consolidated Financial Statements                        60

      (2)   No financial statement schedules are required by Item 8 or
            Item 15(c)

      (3)   Exhibits Required by Item 601 of Regulation S-K:

      The following exhibits required by Item 601 of Regulation S-K are filed as part of this Form 10-K:

      3.1 Restated Articles of Incorporation, (incorporated by reference to
      Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated February 20, 2009)

      3.2 Bylaws, as amended February 20, 2009  (incorporated by reference to
      Exhibit 3.2  to the Registrant's Current Report on Form 8-K dated May 27,
      2009)

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

      10.5* Mid-Wisconsin Financial Services, Inc. 1999 Stock Option Plan, as last amended April 22, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 10-Q for the quarterly period ended March 31, 2008)

      10.6* Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

      10.7* Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

      10.8* Employment Agreement - James F. Warsaw (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 15, 2009)

      10.9* Form of Letter Agreement with Senior Executive Officers (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated February 20, 2009)

      10.10* 2007 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 10-Q for the quarterly period ended June 30, 2007)

      10.11 Letter Agreement dated February 20, 2009, between Mid-Wisconsin Financial Services, Inc. and the United States Treasury, which includes the Securities Purchase Agreement attached thereto, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Warrant Preferred Stock under the TARP Capital Purchase Program (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 20, 2009)

      21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit
      21.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

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

(b)   Exhibits

      See Item 15(a) (3)

(c)   Financial Schedules

      Not applicable

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2010.

                                        MID-WISCONSIN FINANCIAL SERVICES, INC.


                                        JAMES F. WARSAW
                                        James F. Warsaw, President and Chief
                                        Executive Officer

                                        WILLIAM A. WEILAND
                                        William A. Weiland, Secretary and
                                        Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 26, 2010, and in the capacities indicated.

KIM A. GOWEY                            JAMES F. WARSAW
Kim A. Gowey, Chairman of the Board,    James F. Warsaw, President and
and a Director                          Chief Executive Officer and a Director
                                        (Principal Executive Officer)

JAMES F. MELVIN                         MARK A. KING
James F. Melvin, Vice Chairman of       Mark A. King
the Board, and a Director               Chief Financial Officer and Chief
                                        Operations Officer

JAMES P. HAGER                          BRIAN B. HALLGREN
James P. Hager, Director                Brian B. Hallgren, Director

FREDERICK T. LUNDIN                     KURT D. MERTENS
Frederick T. Lundin, Director           Kurt D. Mertens, Director

ROBERT J. SCHOOFS
Robert J. Schoofs, Director

                             EXHIBIT INDEX<dagger>
                                      to
                                   FORM 10-K
                                      of
                    MID-WISCONSIN FINANCIAL SERVICES, INC.
                    for the period ended December 31, 2009
                 Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. <section>232.102(d))



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