Form 10-K/A
period 2009-12-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2010-03-31
CIK 785024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

       (Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-18542

MID-WISCONSIN FINANCIAL SERVICES, INC.

(Exact name of registrant as specified in charter)

WISCONSIN

06-1169935

(State or other jurisdiction of

(I.R.S. Employer Identification No.)

incorporation or organization)

132 West State Street

Medford, Wisconsin 54451

(Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code:  (715) 748-8300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

$0.10 Par Value Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒

No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐

Accelerated filer  ☐

Non-accelerated filer  ☐

Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

As of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $19,576,721.  For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates.

As of March 1, 2010, 1,648,102 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document:

Part of Form 10-K Into Which

Proxy Statement for Annual Meeting of

Portions of Documents are Incorporated:

Shareholders on April 27, 2010

Part III

EXPLANATORY NOTE

On March 26, 2010, Mid-Wisconsin Financial Services, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The Company hereby amends its Annual Report on Form 10-K to amend Item 15 and the Exhibit Index to include the certifications of the Company’s principal executive officer and the Company’s principal financial officer pursuant to Section III (b)(4) of the Emergency Economic Stabilization Act of 2008 (“EESA”).  These certifications were completed after the original filing of the Company’s Form 10-K.  This amendment does not reflect events occurring after the filing of the original Annual Report on Form 10-K.  Other than amending Item 15 and the Exhibit Index to include the EESA certifiations in Item 15, this amendment does not modify or update in any way the disclosures in the Company’s original Annual Report on Form 10-K.

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

54

Consolidated Balance Sheets as of December 31, 2009 and 2008

55

Consolidated Statements of Income for the year ended

December 31, 2009, 2008, and 2007

56

Consolidated Statements of Changes in Stockholders’ Equity

for the year ended December 31, 2009, 2008, and 2007

57

Consolidated Statements of Cash Flows for the year ended

December 31, 2009, 2008, and 2007

58

Notes to Consolidated Financial Statements

60

(2)

No financial statement schedules are required by Item 8 or Item 15(c)

(3)

Exhibits Required by Item 601 of Regulation S-K:

The following exhibits required by Item 601 of Regulation S-K are filed as part of this Form 10-K:

3.1

Restated Articles of Incorporation, (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated February 20, 2009)

3.2

Bylaws, as amended February 20, 2009  (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 27, 2009)

4.1

Indenture dated October 14, 2005 between Mid-Wisconsin Financial Services, Inc., as issuer, and Wilmington Trust Company, as trustee, including the form of Junior Subordinated Debenture as Exhibit A thereto (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated October 14, 2005)

4.2

Guarantee Agreement dated October 14, 2005, between Mid-Wisconsin Financial Services, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K dated October 14, 2005)

4.3

Amended and Restated Declaration of Trust dated October 14, 2005, among Mid-Wisconsin Financial Services, Inc., as Sponsor, Wilmington Trust Company, Institutional and Delaware Trustees, and Administrators named thereto, including the form of Trust Preferred Securities (incorporated by reference to Exhibit 1.3 to the Registrant’s Current Report on Form 8-K dated October 14, 2005)

4.4

Warrant to Purchase Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 20, 2009)

4.5

Form of Certificate for Senior Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 20, 2009)

4.6

Form of Certificate for Warrant Preferred Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated February 20, 2009)

10.1*

Mid-Wisconsin Financial Services, Inc. Directors’ Deferred Compensation Plan as last amended April 22, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q for the quarterly period ended March 31, 2008)

10.2*

Mid-Wisconsin Financial Services, Inc. 2005 Directors’ Deferred Compensation Plan  as last amended April 22, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q for the quarterly period ended March 31, 2008)

10.3*

Director Retirement Bonus Policy as amended April 22, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q for the quarterly period ended March 31, 2008)

10.4*

Mid-Wisconsin Financial Services, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.5*

Mid-Wisconsin Financial Services, Inc. 1999 Stock Option Plan, as last amended April 22, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 10-Q for the quarterly period ended March 31, 2008)

10.6*

Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.7*

Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.8*

Employment Agreement - James F. Warsaw (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 15, 2009)

10.9*

Form of Letter Agreement with Senior Executive Officers (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 20, 2009)

10.10*

2007 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q for the quarterly period ended June 30, 2007)

10.11

Letter Agreement dated February 20, 2009, between Mid-Wisconsin Financial Services, Inc. and the United States Treasury, which includes the Securities Purchase Agreement attached thereto, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Warrant Preferred Stock under the TARP Capital Purchase Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 20, 2009)

21.1

Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

23.1

Consent of Wipfli LLP

31.1

Certification  of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certification of CEO and CFO pursuant to Section 906 of Sarbanes Oxley Act of 2002

99.1

Certification of Principal Executive Officer pursuant to Section III (b)(4) of the Emergency Economic Stabilization Act of 2008

99.2

Certification of Principal Financial Officer pursuant to Section III (b)(4) of the Emergency Economic Stabilization Act of 2008

*Denotes executive compensation plans and arrangements

The exhibits listed above are available upon request in writing to William A. Weiland, Secretary, Mid-Wisconsin Financial Services, Inc., 132 West State Street, Medford, Wisconsin 54451.

(b)

Exhibits

See Item 15(a) (3)

(c)

Financial Schedules

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2010.

MID-WISCONSIN FINANCIAL SERVICES, INC.

JAMES F. WARSAW

James F. Warsaw, President and Chief

Executive Officer

WILLIAM A. WEILAND

William A. Weiland, Secretary and

Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 31, 2010, and in the capacities indicated.

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

EXHIBIT INDEX*

to

FORM 10-K/A

of

MID-WISCONSIN FINANCIAL SERVICES, INC.

for the period ended December 31, 2009

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

23.1

Consent of Wipfli LLP

31.1

Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1

Certification of Principal Executive Officer pursuant to Section III (b)(4) of the Emergency Economic Stabilization Act of 2008

99.2

Certification of Principal Financial Officer pursuant to Section III (b)(4) of the Emergency Economic Stabilization Act of 2008

*

Exhibits required by Item 601 of Regulation S-K which have been previously filed and are incorporated by reference are set forth in Part IV, Item 15 of the Form 10-K to which this Exhibit Index relates.