Form 10-Q
period 2010-03-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2010-05-14
CIK 785024

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  0-18542

Mid-Wisconsin Financial Services, Inc.

(Exact name of registrant as specified in charter)

Wisconsin 06-1169935

(State of incorporation) (I.R.S. Employer Identification Number)

132 West State Street

Medford, Wisconsin 54451

(Address of principal executive office)

Registrant’s telephone number, including area code:  715-748-8300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Smaller reporting company

☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of May 3, 2010, there were 1,649,269 shares of $0.10 par value common stock outstanding.

MID-WISCONSIN FINANCIAL SERVICES, INC.

FORM 10-Q

Quarter Ended March 31, 2010

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets
		March 31, 2010 (unaudited) and December 31, 2009
		(derived from audited financial statements)	1

		Consolidated Statements of Income
		Three Months Ended March 31, 2010 and 2009 (unaudited)	2

		Consolidated Statement of Changes in Stockholders’ Equity
		Three Months Ended March 31, 2010 (unaudited)	3

		Consolidated Statements of Cash Flows
		Three Months Ended March 31, 2010 and 2009 (unaudited)	4

		Notes to Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

	Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	39

	Item 1A.	Risk Factors	39

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

	Item 3	Defaults Upon Senior Securities	39

	Item 5.	Other Information	39

	Item 6.	Exhibits	39

		Signatures	40

		Exhibit Index	41

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Consolidated Balance Sheets ($000’s)

	March 31, 2010	December 31, 2009
Assets	(Unaudited)	(Audited)
Cash and due from banks	$ 6,238	$ 9,824
Interest-bearing deposits in other financial institutions	13	13
Federal funds sold	8,210	9,064
Investment securities available for sale, at fair value	111,582	103,477
Loans held for sale	853	5,452
Loans	357,064	358,616
Less: Allowance for loan losses	(8,870)	(7,957)
Loans, net	348,194	350,659
Accrued interest receivable	2,113	1,940
Premises and equipment, net	8,178	8,294
Other investments, at cost	2,616	2,616
Other assets	14,194	14,121
Total assets	$502,191	$505,460
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$ 50,133	$ 55,218
Interest-bearing deposits	343,060	342,582
Total deposits	393,193	397,800
Short-term borrowings	7,793	7,983
Long-term borrowings	42,561	42,561
Subordinated debentures	10,310	10,310
Accrued interest payable	1,212	1,287
Accrued expenses and other liabilities	3,744	2,335
Total liabilities	458,813	462,276
Stockholders’ equity:
Series A preferred stock – no par value
Authorized – 10,000 shares in 2010 and 2009
Issued and outstanding Series A – 10,000 shares in 2010 and 2009	9,554	9,527
Series B preferred stock – no par value
Authorized – 500 shares in 2010 and 2009
Issued and outstanding Series B – 500 shares in 2010 and 2009	547	549
Common stock – Par value $0.10 per share:
Authorized – 6,000,000 shares
Issued and outstanding – 1,649,269 shares in 2010 and
1,648,102 shares in 2009	165	165
Additional paid-in capital	11,877	11,862
Retained earnings	19,877	20,025
Accumulated other comprehensive income	1,358	1,056
Total stockholders’ equity	43,378	43,184
Total liabilities and stockholders’ equity	$502,191	$505,460

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Consolidated Statements of Income ($000’s except per share data)

(Unaudited)

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
Interest Income
Loans, including fees	$5,398	$5,838
Securities:
Taxable	937	801
Tax-exempt	98	128
Other	24	55
Total interest income	6,457	6,822
Interest Expense
Deposits	1,719	2,124
Short-term borrowings	20	29
Long-term borrowings	435	482
Subordinated debentures	154	154
Total interest expense	2,328	2,789
Net interest income	4,129	4,033
Provision for loan losses	1,400	750
Net interest income after provision for loan losses	2,729	3,283
Noninterest Income
Service fees	287	302
Trust service fees	276	234
Investment product commissions	50	54
Mortgage banking	150	122
Other operating income	224	183
Total noninterest income	987	895
Noninterest Expense
Salaries and employee benefits	2,105	2,205
Occupancy	461	477
Data processing	166	177
Foreclosure/OREO expense	(5)	77
Legal and professional fees	197	207
FDIC expense	235	159
Other	623	499
Total noninterest expense	3,782	3,801
Income (loss) before income taxes	(66)	377
Income tax (benefit) expense	(79)	100
Net income	$ 13	$ 277
Preferred stock dividends, discount and premium	(161)	(70)
Net income (loss) available to common equity	$ (148)	$ 207
Earnings (Loss) Per Common Share:
Basic and Diluted	$(0.09)	$ 0.13
Cash dividends declared per common share	$ 0.00	$ 0.11

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

March 31, 2010

(Unaudited)

					Additional		Other
	Preferred Stock		Common Stock		Paid -In	Retained	Comprehensive
($000’s except per share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Totals
Balance, December 31, 2009	10,500	$10,076	1,648,102	$165	$11,862	$20,025	$1,056	$43,184
Comprehensive Income:
Net income						13		13
Other comprehensive income							302	302
Total comprehensive income								315
Accretion of preferred
stock discount		27				(27)		0
Amortization of preferred
stock premium		(2)				2		0
Issuance of common stock:
Proceeds from stock
purchase plans			1,167	0	9			9
Cash dividends:								0
Preferred stock						(68)		(68)
Dividends declared:
Preferred stock						(68)		(68)
Stock-based compensation					6			6
Balance, March 31, 2010	10,500	$10,101	1,649,269	$165	$11,877	$19,877	$1,358	$43,378

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Consolidated Statements of Cash Flows ($000’s)

(Unaudited)

	Three months ended
	March 31, 2010	March 31, 2009

Increase (decrease) in cash and due from banks:
Cash flows from operating activities:
Net income	$ 13	$ 277
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for depreciation and net amortization	204	234
Provision for loan losses	1,400	750
Loss on sale of foreclosed real estate	8	10
Stock-based compensation	6	12
Changes in operating assets and liabilities:
Loans held for sale	4,599	(1,853)
Other assets	(140)	(484)
Other liabilities	1,334	(632)
Net cash provided by (used in) operating activities	7,424	(1,686)

Cash flows from investing activities:
Net increase in interest-bearing deposits in other financial institutions	0	(5,111)
Net decrease in federal funds sold	854	2,317
Securities available for sale:
Proceeds from maturities	7,746	4,986
Payment for purchases	(15,358)	(8,199)
Net decrease in loans	320	992
Capital expenditures	(91)	(39)
Proceeds from sale of other real estate	443	200
Net cash used in investing activities	(6,086)	(4,854)

Cash flows from financing activities:
Net decrease in deposits	(4,607)	(538)
Net decrease in short-term borrowings	(190)	(2,429)
Principal payments on long-term borrowings	0	(2,500)
Proceeds from issuance of preferred stock	0	10,000
Proceeds from stock benefit plans	9	9
Cash dividends paid on preferred stock	(136)	0
Cash dividends paid on common stock	0	(181)
Net cash provided by (used in) financing activities	(4,924)	4,361
Net decrease in cash and due from banks	(3,586)	(2,179)
Cash and due from banks at beginning	9,824	9,605
Cash and due from banks at end	$ 6,238	$ 7,426

Supplemental cash flow information:	2010	2009
Cash paid during the year for:
Interest	$ 2,404	$ 3,016
Noncash investing and financing activities:
Loans transferred to other real estate	$ 897	$ 336
Loans charged-off	596	166
Dividends declared but not yet paid on preferred stock	68	0
Loans made in connection with the sale of other real estate	151	0

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MID-WISCONSIN FINANCIAL SERVICES, INC.

and Subsidiary

Notes to Unaudited Consolidated Financial Statements

($000’s)

Note 1 – Basis of Presentation

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Mid-Wisconsin Financial Services, Inc.’s and Subsidiary’s (the “Company”) consolidated financial position, results of its operations, changes in stockholders’ equity and cash flows for the periods presented, and all such adjustments are of a normal recurring nature.  The consolidated financial positions include the accounts of all subsidiaries.  All material intercompany transactions and balances are eliminated.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.  We have reviewed and evaluated subsequent events through the date this Form 10-Q was filed.

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated.  The information contained in the consolidated financial statements and footnotes in our Annual Report on Form 10-K, for the year ended December 31, 2009 (“2009 Form 10-K”), should be referred to in connection with the reading of these unaudited interim financial statements.

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

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This accounting standard requires companies to disclose the date through which they have evaluated subsequent events and the basis of that date, as to whether it represents the date of the financial statements were issued or were available to be issued.  It also provides guidance regarding circumstances under which companies should and should not recognize events to transactions that occurred after the balance sheet date, which were not recognized in the financial statements.  This accounting standard is effective for interim and annual periods ending after June 15, 2009.  The Company adopted this accounting standard for the year ended December 31, 2009.  In February 2010, the FASB amended this standard by requiring companies who file financial statements with the Securities and Exchange Commission (“SEC”) to evaluate subsequent events through the date the financial statements are issued, and exempts SEC filers from disclosing the date through which subsequent events have been evaluated.  The adoption of this accounting standard had no material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued an accounting standard which requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity for consolidation purposes.  The primary beneficiary of a variable interest entity is the enterprise that has (1) the power to direct the activities of the variable interest entity that most significantly impact the variable interest entity’s economic performance, and (2) the obligation to absorb losses of the variable interest entity that could potentially be significant to the variable interest entity or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity.  This accounting standard was effective as of the beginning of the first annual reporting period beginning after November 15, 2009.  The Company adopted this accounting standard on January 1, 2010 and the standard did not have a significant effect on the consolidated financial statements of the Company.

In June 2009, the FASB issued an accounting standard which amends current generally accepted accounting principles related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity.  This new accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset.  This accounting standard was effective as of the beginning of the first annual reporting period beginning after November 15, 2009.  The Company adopted this accounting standard on January 1, 2010, with no material impact on the consolidated financial statements of the Company.

In January 2010, the FASB issued an accounting standard providing additional guidance relating to fair value measurement disclosures.  Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reason for those transfers.  Significance should generally be based on earnings and total assets or liabilities, or when changes are recognized in other comprehensive income, based on total equity.  Companies may take different approaches in determining when to recognize such transfers, including using the actual date of the event or change in circumstances causing the transfer, or using the beginning or ending of a reporting period.  For Level 3 fair value measurements, the new guidance required presentation of separate information about purchases, sales, issuances and settlements.  Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques.  This accounting standard became effective at the beginning of 2010, except for the detailed Level 3 disclosures, which will be effective at the beginning of 2011.  The Company adopted the accounting standard, except for the detailed Level 3 disclosures, at the beginning of 2010, with no material impact on the consolidated financial statements of the Company.

Note 2 – Earnings (Loss) per Common Share

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

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share data)

Net income	$ 13	$ 277
Preferred dividends, discount and premium	(161)	(70)
Net income (loss) available to common equity	$ (148)	$ 207
Weighted average shares outstanding	1,648	1,643
Effect of dilutive stock options	0	0
Diluted weighted average common shares outstanding	1,648	1,643
Basic and diluted earnings (loss) per common share	$ (0.09)	$ 0.13

Note 3 – Fair Value Measurements

Effective January 1, 2008, FASB issued accounting guidance that applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements.  It emphasized that fair value (i.e., the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date), among other things, is based on exit price versus entry price, and is a market-based measurement, not an entity-specific measurement.  When considering the assumption that market participants would use in pricing the asset or liability, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 or hierarchy).  The fair value hierarchy prioritizes inputs used to measure fair value into three broad levels.

Level 1 – Fair value measurement is based on quoted prices for identical assets or liabilities in active markets.

Level 2 – Fair value measurement is based on (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for similar assets or liabilities in markets that are not active; or (3) valuation models and methodologies for which all significant assumptions are or can be corroborated by observable market data.

Level 3 – Fair value measurement is based on valuation models and methodologies that incorporate unobservable inputs, which are typically based on an entity’s own assumptions, as there is little, related market activity.

Some assets and liabilities, such as securities available for sale and impaired loans, are measured at fair values on a recurring basis under accounting principles generally accepted in the United States.  Other assets and liabilities, such as loans held for sale, are measured at fair values on a nonrecurring basis.

In instances where the determination of the fair value measurements is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers specific to the asset or liability.

Following is a description of the valuation methodology used for the Company’s more significant instruments measured on a recurring basis at fair value, as well as the classification of the asset or liability within the fair value hierarchy.

Investment securities available for sale – Securities available for sale may be classified as Level 1, Level 2, or Level 3 measurements within the fair value hierarchy.  Level 1 investment securities include equity securities traded on a national exchange.  The fair value measurement of a Level 1 security is based on the quoted price of the security.  The fair value measurement of a Level 2 security is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data.  Examples of these investment securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities, and mortgage related securities.  In certain cases where there is limited activity or less transparency around inputs to the estimated fair value, securities are classified within Level 3 of the fair value hierarchy.  The fair value measurement of a Level 3 security is based on a discounted cash flow model that incorporates assumptions market participants would use to measure the fair value of the security.

Loans held for sale – Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value.  The estimated fair value is based on current secondary market prices for similar loans, which is considered a Level 2 measurement.

Loans – Loans are not measured at fair value on a recurring basis.  However, loans considered to be impaired are measured at fair value on a nonrecurring basis.  The fair value measurement of an impaired loan is based on the fair value of the underlying collateral.  Fair value measurements of underlying collateral that utilize observable market data such as independent appraisals reflecting recent comparable sales are considered Level 2 measurements.  Other fair value measurements that incorporate estimated assumptions market participants would use to measure fair value, are considered Level 3 measurements.

Other real estate owned – Real estate acquired through or in lieu of loan foreclosure is not measured at fair value on a recurring basis.  However, other real estate is initially measured at fair value, less estimated costs to sell when it is acquired and is also measured at fair value, less estimated costs to sell if it becomes subsequently impaired.

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, were as follows:

		Recurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Price in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
March 31, 2010	($ in thousands)

Securities available for sale	$111,582	$0	$108,525	$3,057

December 31, 2009

Securities available for sale	$103,477	$0	$100,358	$3,119

The table below presents a rollforward of the balance sheet amounts for the three months ended March 31, 2010 and for the year ended December 31, 2009, for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	March 31, 2010	December 31, 2009
Balance at beginning of year	$3,118	$1,952

Total gains (losses) (realized/unrealized)
Included in earnings	0	(301)
Included in other comprehensive income	98	(58)

Purchases, issuances and settlements	0	0

Transfers in and/or out of Level 3	(159)	1,525
Balance at end of period	$3,057	$3,118

Information regarding the fair values of assets measured at fair value on a nonrecurring basis as of March 31, 2010 and December 31, 2009, were as follows:

		Nonrecurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Price in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
March 31, 2010
Loans held for sale	$ 853	$0	$ 853	$ 0
Impaired loans	$7,613	$0	$ 0	$7,613
OREO	$2,103	$0	$2,103	$ 0

December 31, 2009
Loans held for sale	$5,452	$0	$5,452	$ 0
Impaired loans	$9,535	$0	$ 0	$9,535
OREO	$1,808	$0	$1,808	$ 0

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

At March 31, 2010 loans with a carrying amount of $9,514 were considered impaired and were written down to their estimated fair value of $7,613.  As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $1,901.  During the year ended December 31, 2009 loans with a carrying amount of $11,825 were considered impaired and were written down to their estimated fair value of $9,535.  As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $2,290.

The fair value of OREO is based on observable market data such as independent appraisals or comparable sales.  Any write-down in the carrying value of a property at the time of acquisition is charged to the allowance for loan losses.  Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition are treated as period costs.  In the first quarter 2010, the Bank acquired OREO of $897 measured at fair value less selling costs.  There was no impairment write-downs recognized in the quarter ending March 31, 2010.

In 2009, the Bank acquired OREO of $1,652 measured at fair value less selling costs.  In addition, an impairment write down of $958 was made against these as well as some of the other real estate properties acquired in prior years and charged to earnings for the year ended December 31, 2009.

The Company is required to disclose estimated fair values for its financial instruments.  Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments.

The estimated fair values of the Company’s financial instruments on the balance sheet at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	($ in thousands)
Financial assets:
Cash and short-term investments	$ 14,461	$ 14,461	$ 18,901	$ 18,901
Securities and other investments	114,198	114,497	106,093	106,649
Net loans	349,047	347,105	356,111	353,142
Accrued interest receivable	2,113	2,113	1,940	1,940

Financial liabilities:
Deposits	$393,193	$392,594	$397,800	$396,069
Short-term borrowings	7,793	7,793	7,983	7,983
Long-term borrowings	42,561	43,331	42,561	43,446
Subordinated debentures	10,310	10,310	10,310	10,310
Accrued interest payable	1,212	1,212	1,287	1,287

The Company estimates fair value of all financial instruments regardless of whether such instruments are measured at fair value.  The following methods and assumptions were used by the Company to estimate fair value of financial instruments not previously discussed.

Cash and Short-Term Investments – The carrying amounts reported in the consolidated balance sheets for cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold approximate the fair value of these assets.

Loans – Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, residential mortgage, and other consumer.  The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  The estimate of maturity is based on the Company’s repayment schedules for each loan classification.  In addition, for impaired loans, marketability and appraisal values for collateral were considered in the fair value determination.

Deposit Liabilities – The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW accounts, and money market accounts, is equal to the amount payable on demand at the reporting date.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

Short-Term Borrowings – The carrying amount reported in the consolidated balance sheets for short-term borrowings approximates the liability’s fair value.

Long-Term Borrowings – The fair values are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Subordinated Debentures – The carrying amount of the debt approximates fair market as the terms are similar to recent issued subordinated debt by similar companies.

Accrued Interest – The carrying amount of accrued interest approximates its fair value.

Off-Balance Sheet Instruments – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the counter parties. Since this amount is immaterial, no amounts for fair value are presented.

Limitations – Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of particular financial instruments.  Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.  Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment, goodwill and intangibles, and other assets and other liabilities.  In addition, the income tax ramifications related to the realization of the unrealized gains or losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Because of the wide range of valuation techniques and the numerous assumptions which must be made, it may be difficult to compare our Company’s fair value to that of other financial institutions.  It is important that the many assumptions discussed above be considered when using the estimated fair value disclosures and to realize that because of the uncertainties, the aggregate fair value should in no way be construed as representative of the underlying value of the Company.

Note 4 – Investment Securities

(dollars in thousands)

The amortized cost and fair values of investment securities available for sale were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
March 31, 2010
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$ 15,355	$ 7	$ 76	$ 15,286
Mortgage-backed securities	76,565	1,942	82	78,425
Obligations of states and political subdivisions	16,012	455	11	16,456
Corporate debt securities	1,386	0	121	1,265
Total debt securities	109,318	2,404	290	111,432
Equity securities	150	0	0	150
Totals	$109,468	$2,404	$290	$111,582

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
December 31, 2009
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$ 3,200	$ 0	$ 21	$ 3,179
Mortgage-backed securities	80,380	1,599	213	81,766
Obligations of states and political subdivisions	16,739	481	36	17,184
Corporate debt securities	1,386	0	188	1,198
Total debt securities	101,705	2,080	458	103,327
Equity securities	150	0	0	150
Totals	$101,855	$2,080	$458	$103,477

The amortized cost and fair values of investment debt securities available for sale at March 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Due in one year or less	$ 2,445	$ 2,480
Due after one year through five years	12,106	12,318
Due after five years through ten years	17,191	17,225
Due in ten years or more	1,011	984
Mortgage-backed securities	76,565	78,425
Total debt securities available for sale	$109,318	$111,432

The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009.

		Recurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Price in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
March 31, 2010	($ in thousands)
Investment securities available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 15,286	$0	$ 15,286	$ 0
Mortgage-backed securities	78,425	0	77,260	1,165
Obligations of states and political subdivisions	16,456	0	15,929	527
Corporate debt securities	1,265	0	0	1,265
Total debt securities	$111,432	$0	$108,475	$2,957
Equity securities	150	0	50	100
Total investment securities available for sale	$111,582	$0	$108,525	$3,057
December 31, 2009
Investment securities available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 3,179	$0	$ 3,179	$ 0
Mortgage-backed securities	81,766	0	80,472	1,294
Obligations of states and political subdivisions	17,184	0	16,657	527
Corporate debt securities	1,198	0	0	1,198
Total debt securities	$103,327	$0	$100,308	$3,019
Equity securities	150	0	50	100
Total investment securities available for sale	$103,477	$0	$100,358	$3,119

Each quarter the Company reviews its investment securities portfolio to monitor its exposure to other-than-temporary impairment (“OTTI”) that may result due to the current adverse economic conditions.  We utilize a third party vendor to assist in the determination of the fair value of our investment portfolio.  A determination as to whether a security’s decline in market value is OTTI takes into consideration numerous factors.  Some factors the Company may consider in the OTTI analysis include, the length of time and extent to which the fair value has been less than the security’s carrying value, the characteristics of the underlying collateral, changes in security ratings, the financial condition of the issuer, discounted cash flow analysis and industry specific economic conditions. In addition, the Company may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds, and the value of any underlying collateral.  To determine OTTI, we utilize a discounted cash flow model to estimate the fair value of the security.  The use of a discounted cash flow model involves judgment, particularly of interest rates, estimated default rates and prepayment speeds.

Based on the Company’s evaluation, management does not believe any remaining unrealized loss at March 31, 2010 represents an OTTI as these unrealized losses are primarily attributable to changes in interest rates and the current volatile market conditions, and not credit deterioration.  At March 31, 2010, the number of investment securities in an unrealized loss position for less than 12 months was 23.  For investment securities in an unrealized loss positions, for 12 months or more, the number of individual securities was five.   The Company currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above table before recovery of their amortized cost basis.

During 2009, the Company determined that credit-related OTTI write-downs of $301 on the Company’s holding of a trust preferred debt security and a pool of non-agency mortgage backed security were necessary.  Interest on the trust preferred security is in deferral and was placed on nonaccrual status during the third quarter 2009.  At March 31, 2010 and December 31, 2009, the fair values of these specific securities with OTTI were $521 and $527, respectively.

The following is a summary of the credit loss portion of OTTI recognized in earnings on investment securities.

March 31, 2010
Balance of credit-related OTTI at December 31, 2009	$301
Credit losses on newly identified impairment	0
Balance of credit-related OTTI at March 31, 2010	$301

Note 5 – Other Real Estate Owned

(dollars in thousands)

A summary of Other Real Estate Owned (“OREO”), which is included in other assets, is as follows:

	March 31, 2010	December 31, 2009
Balance at beginning of year	$1,808	$ 2,556
Transfer of loans at net realizable value to OREO	897	1,652
Sale proceeds	(443)	(1,012)
Loans made in sale of OREO	(151)	(339)
Net loss from sale of OREO	(8)	(91)
Provision charged to operations	0	(958)
Balance at end of period	$2,103	$ 1,808

Changes in the valuation reserve for losses on other real estate were as follows:

	March 31, 2010	December 31, 2009
Beginning Balance	$2,994	$ 2,616
Provision charged to operations	0	958
Amounts related to OREO disposed of	(330)	(580)
Balance at end of period	$2,664	$ 2,994

The largest asset in OREO as of March 31, 2010, consists of the remaining commercial real estate property associated with a loan to a former car dealership (“Impaired Borrower”) received in 2007 from the surrender of assets as described in our 2009 Form 10-K.  In March 2010, the remaining residential real estate property of the Impaired Borrower was sold.  Evaluations of the fair market value of the properties are done quarterly and valuation adjustments, if necessary, are recorded in our consolidated financial statements.  Valuation adjustments of the OREO from the Impaired Borrower totaled $698 in 2009.  Previous valuations on the properties of the Impaired Borrower represented fair value based on appraisals and an accepted offer to purchase which was subject to various contingencies and subsequently not consummated.  The current carrying values of the OREO represent the fair value based on the highest and best use of the properties.  There were 15 properties held as OREO at March 31, 2010 compared to 14 properties at December 31, 2009.

Note 6 – Long-term Borrowings

(dollars in thousands)

Long-term borrowings were as follows.

	March 31, 2010	December 31, 2009
Federal Home Loan Bank advances	$32,561	$32,561
Structured Repurchase agreements	10,000	10,000
Total long-term borrowings	$42,561	$42,561

Federal Home Loan Bank advances – Long-term advances from the Federal Home Loan Bank (“FHLB”) had maturities through 2014 and had weighted-average interest rates of 4.04% at March 31, 2010 and December 31, 2009.

Structured Repurchase agreements – Fixed rate structured repurchase agreements which mature in 2014 and 2015, are callable in 2013, and have weighted-average interest rates of 3.47% at March 31, 2010 and December 31, 2009.

Note 7 – Stockholders’ Equity

(dollars in thousands)

The Company’s Articles of Incorporation, as approved and amended at a shareholder meeting on January 22, 2009, authorized the issuance of 10,000 shares of Series A, no par value Preferred Stock and 500 shares of Series B, no par value Preferred Stock.  On February 20, 2009, under the United States Department of the Treasury (“Treasury”) Capital Purchase Program (“CPP”), the Company issued 10,000 shares of Series A Preferred Stock and 500 shares of Series B Preferred Stock to the Treasury.  The warrants for the Series B Preferred Stock were immediately exercised for 500 shares.  Total proceeds received were $10,000.  The proceeds received were allocated between the Series A Preferred Stock and the Series B Preferred Stock based upon their relative fair values, which resulted in the recording of a discount on the Series A Preferred Stock and a premium on the Series B Preferred Stock.  The discount and premium is being amortized over five years.  The allocated carrying value of the Series A Preferred Stock and Series B Preferred Stock on the date of issuance (based on their relative fair values) was $9,442 and $558, respectively.  The allocated carrying value of the Series A Preferred Stock and Series B Preferred Stock on March 31, 2010 was $9,554 and $547, respectively. Cumulative dividends on the Series A Preferred Stock accrue and are payable quarterly at a rate of 5% per annum for five years.  The rate will increase to 9% per annum thereafter if the shares are not redeemed by the Company.  The Series B Preferred Stock dividends accrue and are payable quarterly at 9%.  The Company is prohibited from paying any dividend with respect to shares of its common stock unless all accrued and unpaid dividends are paid in full on the Preferred Stock for all past dividend periods.  The Preferred Stock is non-voting, other than on matters that could adversely affect the Preferred Stock.  The Preferred Stock may be redeemed at any time with regulatory approval.  All $10,000 of the CPP Plan qualifies as Tier 1 Capital for regulatory purposes at the holding company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We operate as a one bank holding company and own all of the outstanding capital stock of Mid-Wisconsin Bank (the “Bank”), chartered as a state bank in Wisconsin.  The Bank is engaged in general commercial and retail banking services, including wealth management services.

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition as of March 31, 2010 and December 31, 2009 and results of operations for the three month periods ended March 31, 2010 and 2009.  It is intended to supplement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

Special Note Regarding Forward-Looking Statements

Statements made in this document and in documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance.  Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties.  These statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Stockholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Company and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.  These factors, many of which are beyond the Company’s control, include the following:

•

operating, legal and regulatory risks;

•

economic, political and competitive forces affecting our banking and wealth management businesses;

•

impact on net interest income from changes in monetary policy and general economic conditions;

•

the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;

•

other factors discussed under Item 1A, “Risk Factors” in the 2009 Form 10-K and elsewhere herein, and from time to time in our other filings with the Securities and Exchange Commission after the date of this report.

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

Investment Securities:  The fair value of our investment securities is important to the presentation of the consolidated financial statements since the investment securities are carried on the consolidated balance sheet at fair value.  We utilize a third party vendor to assist in the determination of the fair value of our investment portfolio. Adjustments to the fair value of the investment portfolio impact our consolidated financial condition by increasing or decreasing assets and stockholders’ equity, and possibly earnings.  Declines in the fair value of investment securities below their cost that are deemed to be OTTI are reflected in earnings as realized losses and assigned a new cost basis. In estimating OTTI, we consider many factors which include:  (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of our financial position to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  To determine OTTI, we utilize a discounted cash flow model to estimate the fair value of the security.  The use of a discounted cash flow model involves judgment, particularly of interest rates, estimated default rates and prepayment speeds.

Allowance for Loan Losses:  Management’s evaluation process used to determine the adequacy of the allowance for loan losses is subject to the use of estimates, assumptions, and judgments.  The evaluation process combines several factors: management’s ongoing review and grading of the loan portfolio, size of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses.  Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance for loan losses, could change significantly.  As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be classified differently or charged-off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.  The Company believes the allowance for loan losses is adequate as recorded in the consolidated financial statements.

Other real estate owned (“OREO”):  Real estate acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  The fair value is based on appraised or estimated values obtained less estimated costs to sell, and adjusted based on highest and best use of the properties, or other changes.  There are uncertainties as to the price we may ultimately receive on the sale of the properties, potential property valuation allowances due to declines in the fair values, and the carrying costs of properties for expenses such as utilities, real estate taxes, and other ongoing expenses that may affect future earnings.

Income taxes:  The assessment of income tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes.  There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings.  The Company believes the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements.

All remaining information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations is shown in thousands of dollars.

Summary

We reported a net loss to common stockholders of $148 for the quarter ended March 31, 2010, compared to net income of $207 for the quarter ended March 31, 2009.  Basic and diluted loss per common share for the first three months of 2010 was $0.09 compared to basic and diluted earnings per common share of $0.13 for the first three months of 2009. Financial results for 2010 were impacted mainly by a higher provision for loan losses.  Net interest income remains solid, noninterest income increased slightly and noninterest expense decreased slightly.  No cash dividends were paid to common stockholders in the first quarter of 2010, compared to cash dividends of $0.11 per common share paid in the first quarter of 2009.  Key factors behind these results are discussed below.

Other key factors affecting the current quarter were:

•

Net interest income of $4,191, on a fully taxable-equivalent basis, for the first three months of 2010 increased $77 or 1.9% over the amount recorded in the related 2009 period.  Taxable-equivalent interest income decreased 5.6% while interest expense on deposits and borrowings decreased 16.5% in a comparison of the first three months for 2010 and 2009.  The increase in lower-costing deposits between periods allowed for a reduction in long-term borrowings.  Average interest bearing deposits of $345,183, an improvement of $13,899 over the related three month period in 2009, helped fund the growth in investment securities that occurred.

•

Loans of $357,064 at March 31, 2010, decreased $1,552 from December 31, 2009.  Loan demand remained depressed across all of our markets and slow and uneven growth is expected to continue through 2010.  Although competition among local and regional banks for creditworthy borrowers and core deposit customers remains high, we remain committed to supporting our markets through lending to creditworthy borrowers as opportunities arise.

•

Total deposits were $393,193 at March 31, 2010 or $4,607 below the December 31, 2009 level due primarily to the deposit needs of our customers.  During the current period, consumers have shifted funds from lower-costing noninterest bearing demand and savings accounts to time deposits to take advantage of higher interest rates on time deposits.

•

Net charge-offs for the first quarter of 2010 were $487, and $140 for the first three months of 2009.  The provision for loan losses was $1,400 for the first quarter of 2010 compared with $750 in the related 2009 period.  The elevated provision for loan losses in 2010 was mainly the result of increases in the economic factors applied to all loan types and not an increase in non-performing loans.  The economic factors include:  the elevated unemployment rate in our market areas, increased delinquencies in existing commercial real estate and construction credits which are a result of weakness in the local economies and in certain participation loans, further deterioration in collateral values, as well as internal assessments of currently performing loans with increased risk for future delinquencies.  The increased provision in 2010 resulted in increasing the allowance for loan losses to 2.48% of total loans at March 31, 2010 up from 2.22% at December 31, 2009 and 1.42% at March 31, 2009.

•

Nonperforming assets were $15,620 at March 31, 2010 as compared to $16,562 at year-end 2009.  The increase in collateral-dependent nonperforming assets in the loan portfolio was mainly the result of management’s continued monitoring of the effects of the slowdown in the local economies on our loan portfolio as well as the deterioration in loan participations purchased from other banks.

•

Noninterest income during the first three months of 2010 was $987, up $92 from the first three months of 2009 due primarily to an increase in trust service fees and mortgage banking fees of $70.

•

Noninterest expense for the first three months of 2010 was $3,782, a decrease of $19 compared to the related 2009 period. FDIC and other expenses were up $200; while collectively all other noninterest expenses decreased $219.  Management’s cost containment initiatives, including the freezing of salaries for 2010, have kept controllable expenses flat or in a decline.

•

Stockholders’ equity at March 31, 2010 was $43,378 compared to $43,184 at December 31, 2009.  The single largest factor increasing capital was a gain in the fair value of the investment portfolio (Other Comprehensive Income) of $302.

The first quarter of 2010 has produced a wide variety of financial results being reported by the financial services companies.  Many financial institutions continue to be adversely impacted by this negative business cycle we are experiencing.  Large money center banks have posted higher levels of earnings, most of which have been generated from their securities and trading desks.  On the other hand, many regional and community banks have continued to struggle due to the impact of the negative economic conditions have had on their local customers.  A variety of economic factors have negatively affected our results including:  elevated unemployment rates (now averaging in excess of 12% among seven of the counties we serve) and the devaluation of home and commercial real estate properties which have declined by as much as 40% in some instances.  We expect to be challenged for the remainder of the year in reducing the level of non-performing assets and related collection expenses, an increasing number of real estate foreclosures, flat commercial and agricultural loan demand, and maintaining and improving our net interest margin.  Commodity prices appear to have stabilized, which should provide much needed relief for our agricultural business customers.

The following table presents a summary of our quarterly financial results.

Table 1:  Summary Results of Operations

(Dollars in thousands, except per share data)

	Three Months Ended,
	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009
Results of operations:
Interest income	$ 6,457	$ 6,623	$ 6,665	$ 6,822	$ 6,822
Interest expense	2,328	2,456	2,554	2,701	2,789
Net interest income	4,129	4,167	4,111	4,121	4,033
Provision for loan losses	1,400	2,856	2,150	2,750	750
Net interest income after provision for loan losses	2,729	1,311	1,961	1,371	3,283
Noninterest income	987	1,001	1,020	1,505	895
Other-than-temporary impairment losses, net	0	0	289	12	0
Noninterest expenses	3,782	3,787	3,981	4,881	3,801
Income (loss) before income taxes	(66)	(1,475)	(1,289)	(2,017)	377
Income tax expense (benefit)	(79)	(479)	(614)	(923)	100
Net income (loss)	$ 13	$ (996)	$ (675)	$ (1,094)	$ 277
Preferred stock dividends, discount, and premium	(161)	(159)	(158)	(158)	(70)
Net income (loss) available to common equity	$ (148)	$ (1,155)	$ (833)	$ (1,252)	$ 207
Earnings (loss) per common share:
Basic and diluted	$ (0.09)	$ (0.70)	$ (0.51)	$ (0.76)	$ 0.13
Cash dividends per common share	$ 0.00	N/A	$ 0.00	N/A	$ 0.11
Weighted average common shares outstanding:
Basic	1,648	1,647	1,646	1,645	1,643
Diluted	1,648	1,647	1,646	1,645	1,643
SELECTED FINANCIAL DATA
Period-End Balances:
Loans	$357,064	$358,616	$357,865	$359,080	$362,913
Total assets	502,191	505,460	494,873	497,540	500,405
Deposits	393,193	397,800	377,370	369,058	385,137
Stockholders’ equity	43,378	43,184	44,721	44,627	46,268
Book value per common share	$20.18	$20.10	$21.05	$21.02	$22.04
Average Balance Sheet
Loans	$360,731	$362,045	$363,619	$365,438	$364,795
Total assets	504,730	498,744	498,733	500,149	492,333
Deposits	395,747	382,668	376,476	382,045	381,375
Short-term borrowings	9,079	12,488	15,085	10,288	9,702
Long-term borrowings	52,871	54,940	49,352	47,698	57,822
Stockholders' equity	43,618	44,930	44,767	46,317	40,417
Financial Ratios:
Return on average equity	-1.38%	-10.20%	-7.38%	-10.84%	2.08%
Return on average common equity	-1.79%	-13.14%	-9.51%	-13.83%	2.33%
Average equity to average assets	8.64%	9.01%	8.98%	9.26%	8.21%
Common equity to average assets	6.59%	6.64%	6.95%	6.92%	7.31%
Net interest margin(1)	3.55%	3.53%	3.48%	3.53%	3.56%
Total risk-based capital	14.88%	14.49%	15.67%	15.06%	15.96%
Net charge-offs to average loans	0.14%	0.92%	0.37%	0.08%	0.04%
Nonperforming loans to total loans	3.59%	3.93%	4.02%	3.21%	3.19%
Efficiency ratio(1)	73.05%	72.33%	82.04%	85.85%	75.88%
Net interest income to average assets(1)	0.82%	0.84%	0.82%	0.82%	0.84%
Noninterest income to average assets	0.20%	0.20%	0.20%	0.30%	0.18%
Noninterest expenses to average assets	0.75%	0.76%	0.80%	0.98%	0.77%
Stock Price Information(2)
High	$ 9.10	$ 8.30	$ 12.50	$ 16.25	$ 12.80
Low	6.00	7.00	8.30	8.50	7.55
Market price at quarter end	9.00	7.00	8.30	13.15	8.50

(1) Fully taxable-equivalent basis, assuming a Federal tax rate of 34% and excluding disallowed interest expense.

(2) Bid price.

RESULTS OF OPERATIONS

Net Interest Income

For the first quarter 2010, taxable-equivalent net interest income was $4,191, up from $4,114 in the related 2009 period.  This $77 increase in taxable-equivalent net interest income was a function of favorable volume variances (as balance sheet changes in both volume and mix increased taxable-equivalent net interest income by $89) offset by unfavorable interest rate changes (as the impact of changes in the interest rate environment and product pricing decreased taxable-equivalent net interest income by $12).  The change in mix and volume of earning assets increased taxable-equivalent net interest income by $161, while the change in volume and composition of interest-bearing liabilities decreased taxable-equivalent net interest income by $72.  Rate changes on earning assets reduced interest income by $545, while changes in rates on interest-bearing liabilities lowered interest expense by $533, for a net unfavorable impact of $12.

The net interest margin for the first quarter 2010 was 3.55%, compared to 3.56% in the related 2009 period.  For 2010, the yield on earning assets of 5.52% was 46 basis points (“bps”) lower than first quarter 2009.  Loan yields decreased 43 bps, to 6.08%, impacted by higher levels of nonaccrual loans, lower loan yields given the repricing of adjustable rate loans and competitive pricing pressures to retain and/or obtain creditworthy borrowers.  The yield on securities and short-term investments decreased 32 bps.

The cost of interest-bearing liabilities of 2.32% in the first quarter 2010 was 52 bps lower than the related 2009 period.  The average cost of interest-bearing deposits was 2.02% in first quarter 2010, 58 bps lower than the related 2009 period, reflecting the overall lower interest rate environment.  The cost of wholesale funding (comprised of short-term borrowings and long-term borrowings) decreased 5 bps to 3.57% for the first quarter 2010.  The $10,310 of subordinated debentures have a fixed rate of 5.98% until December 15, 2010, after which they will have a floating rate equal to the three-month LIBOR plus 1.43%.

Average earning assets of $478,841 in the first quarter 2010 were $10,727 higher than the related 2009 period.  Average loans decreased $4,064 as a result of soft loan demand while average investments grew $14,791 as a result of the lack of loan growth and excess liquidity position of the Bank.

Average interest-bearing liabilities of $407,133 in the first quarter 2010 were up $8,325 over the related 2009 period, attributable to higher levels of interest-bearing deposits and time deposits.  Average interest-bearing deposits grew $13,899, while average noninterest-bearing deposits increased $474.  Given the soft loan demand and growth in deposits, average wholesale funding decreased by $5,574.  In the first quarter 2010, interest expense increased $72 due to volume changes, with a $124 increase from higher volumes of interest-bearing deposits, partially offset by a $52 decrease in wholesale funding.

Table 2:  Quarterly Net Interest Income Analysis – Taxable Equivalent Basis

(Dollars in thousands)

	Three months ended March 31, 2010			Three months ended March 31, 2009
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/Expense	Yield/Rate	Balance	Income/Expense	Yield/Rate

ASSETS
Earning Assets
Loans(1)(2)(3)	$360,731	$5,412	6.08%	$364,795	$5,853	6.51%
Investment securities:
Taxable	90,168	937	4.21%	67,015	801	4.85%
Tax-exempt(2)	10,411	146	5.69%	12,886	201	6.33%
Other interest-earning assets	17,531	24	0.56%	23,418	48	0.83%
Total earning assets	$478,841	$6,519	5.52%	$468,114	$6,903	5.98%

Cash and due from banks	$7,620			$7,713
Other assets	26,463			21,381
Allowance for loan losses	(8,193)			(4,874)
Total assets	$504,730			$492,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand	$36,051	$56	0.63%	$33,074	$54	0.66%
Savings deposits	101,346	261	1.04%	106,170	403	1.54%
Time deposits	207,786	1,402	2.74%	192,040	1,667	3.52%
Short-term borrowings	9,079	20	0.89%	9,702	29	1.21%
Long-term borrowings	42,561	435	4.15%	47,512	482	4.11%
Subordinated debentures	10,310	154	5.98%	10,310	154	5.98%
Total interest-bearing liabilities	$407,133	$2,328	2.32%	$398,808	$2,789	2.84%

Demand deposits	50,564			50,090
Other liabilities	3,415			3,018
Stockholders’ equity	43,618			40,417
Total liabilities and stockholders’ equity	$504,730			$492,333

Net interest income and rate spread		$4,191	3.20%		$4,114	3.14%
Net interest margin			3.55%			3.56%

(1) Non-accrual loans are included in the daily average loan balances outstanding.

(2) The yield on tax-exempt loans and investments is computed on a tax-equivalent basis using a Federal tax rate of 34% and excluding disallowed interest expense.

(3) Interest income includes loan fees of $90 in 2010 and $110 in 2009.

Table 3:  Quarterly Volume/Rate Variance - Taxable Equivalent Basis

(Dollars in thousands)

	Comparison of three months ended March 31, 2010 versus 2009
	Volume	Due to Rate	Net
Loans	$ (65)	$ (376)	$ (441)
Taxable investments	277	(141)	136
Nontaxable investments	(39)	(16)	(55)
Other interest income	(12)	(12)	(24)
Total interest-earning assets	161	(545)	(384)

Interest-bearing demand	5	(3)	2
Savings deposits	(18)	(124)	(142)
Time deposits	137	(402)	(265)
Short-term borrowings	(2)	(7)	(9)
Long-term borrowings	(50)	3	(47)
Subordinated debentures	0	0	0
Total interest-bearing liabilities	72	(533)	(461)

Net Interest Income	$ 89	$ (12)	$ 77

Provision for Loan Losses

The provision for loan losses for the first three months of 2010 was $1,400, compared to $750 for the same period in 2009.  Net charge offs were $487 for this period in 2010, compared to $140 for 2009.  Net charge offs as a percentage of average loans were 0.14% and 0.04% for the first three months of 2010 and 2009, respectively.  At March 31, 2010, the allowance for loan losses was $8,870, compared to $7,957 reported at December 31, 2009.  The coverage ratio of the allowance for loan losses to total loans was 2.48% and 2.22% at March 31, 2010 and December 31, 2009, respectively.  Nonperforming loans at March 31, 2010 were $12,836, compared to $14,093 at December 31, 2009, representing 3.59% and 3.93% of total loans, respectively.

While our credit quality metrics are higher than our historical standards, we are encouraged by improving trends exhibited during the first quarter of 2010.  We believe the current level of provisioning and level of our allowance for loan losses supported our policy and were adequate to cover anticipated and unexpected loan losses inherent in our loan portfolio, we may need to increase provisions in the future should the quality of the loan portfolio continue to decline or other factors used to determine the allowance worsen.  Please refer to the discussion on “Allowance for Loan Losses” on page 28 for further information.

Noninterest Income

Noninterest income for the first quarter 2010 was $987, up $92 from the first quarter 2009.  Trust service fees, mortgage banking and other operating income was $650, up $111, while collectively all other noninterest categories decreased $19 compared to first quarter 2009.

Table 4:  Noninterest Income

(dollars in thousands)

	Three months ended
	March 31,	March 31,	Percent
	2010	2009	Change

Service fees	$ 287	$ 302	-5.0%
Trust service fees	276	234	17.9%
Investment product commissions	50	54	-7.4%
Mortgage banking	150	122	23.0%
Other operating income	224	183	22.4%
Total noninterest income	$ 987	$ 895	10.3%

Service fees for the first three months of 2010 were $287, down $15 from the comparable period last year due to decreased fees on deposit charges.

The Wealth Management Services Group includes trust service fees and investment product commissions.  Wealth Management income for the first quarter 2010 was $326, up $38 from the same period in 2009, primarily due to the increase in the equity market valuations of the assets under management on which fees are based.

Mortgage banking income represents income received from the production and sale of residential real estate loans into the secondary market.  For the first three months of 2010, mortgage banking income was $150, up $28 from the related 2009 period.  The sales volume of mortgages to the secondary market was $12,323 for the first quarter 2010, compared to $10,783 sold during the first quarter of 2009.  The increased sales volume in the first quarter 2010 was a result of a backlog by our secondary market investor in processing real estate mortgages at year-end 2009.

Other operating income was $224, up $41 from the first quarter 2009 primarily due to expenses incurred during the first quarter 2009 from a section 1035 bank-owned life insurance exchange.

Noninterest Expense

Noninterest expense for the first quarter 2010 was $3,782, a decrease of $19 from the first quarter 2009.  FDIC and other expenses were up $200; while collectively all other noninterest expenses decreased $219 compared to 2009.

Table 5:  Noninterest Expense

(dollars in thousands)

	Three months ended
	March 31,	March 31,	Percent
	2010	2009	Change

Salaries and employee benefits	$2,105	$2,205	-4.5%
Occupancy	461	477	-3.4%
Data processing	166	177	-6.2%
Foreclosure/OREO expense	(5)	77	-106.5%
Legal and professional fees	197	207	-4.8%
FDIC expense	235	159	47.8%
Other	623	499	24.8%
Total noninterest expense	$3,782	$3,801	-0.5%

The cost containment initiatives implemented during the first quarter of 2009 have been sustained through the first quarter of 2010. In our effort to control costs, salaries have been frozen in 2010.  Salaries and employee benefits were $2,105 for the first three months of 2010, down $100 from the same period in 2009.  Salary expense decreased $47 from first quarter 2009 due to severance payments paid in 2009.  Benefit expenses were down $53 from first quarter 2009 due to decreased incentive payments and accruals.

Occupancy expense of $461 for the first quarter of 2010 decreased $16 from the comparable period last year, mostly due to decreased equipment depreciation, building maintenance expenses, and utility costs.  Compared to first quarter 2009, data processing of $166 was down $11 primarily due to decreased software amortization expenses.  Foreclosure/OREO expense had a net recovery of $5 for the quarter due to the recovery of an OREO valuation write-down from 2009.  Legal and professional fees of $197 decreased $10, primarily due to legal costs associated with issuing Preferred Stock to participate in the CPP Plan during 2009.  FDIC expense increased $76 due to an increased industry-wide assessment rates and the increase in our deposit base on which the assessment is based on.

The other expense category increased $124 from first quarter 2009, primarily due to the valuation methodology used in accounting for deferred director fees.  The expense or benefit associated with deferred director fee accounts are impacted by the market price of the Company’s common stock.  In the first quarter 2009, the average of the bid and ask price of the Company’s common stock decreased $3.50 resulting in a deferred director fee benefit.  In the first quarter 2010, the average bid and ask price of the Company’s common stock increased $1.85 resulting in a deferred director fee expense for the period.

Income Taxes

For the first three months of 2010, the income tax benefit was $79 compared to a $100 income tax expense during the same time period in 2009.  In regards to the Deferred Tax Asset carried on the balance sheet, management does not believe a valuation allowance was necessary.  Management further believes that tax benefits associated with current and past years pre-tax losses will be realized through the Company’s ability to generate sufficient income in the future.

FINANCIAL CONDITION

Investment Securities Portfolio

At March 31, 2010, the total carrying value of investment securities were $111,582, an increase of $8,105, or 7.8% since December 31, 2009, primarily attributable to the soft loan demand and excess liquidity position of the Bank.  The investment securities portfolio is intended to provide the Bank with adequate liquidity, flexible asset/liability management, a source of stable income, and structured with minimum credit exposure to the Bank.  All securities are classified as available for sale and are carried at market value.  Unrealized gains and losses are excluded from earnings, but are reported as other comprehensive income in a separate component of stockholders’ equity, net of income tax.  Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method.  Realized gains or losses on sales are based on the net proceeds and the adjusted carrying value amount of the securities sold using the specific identification method.

Investment Category	Rating	March 31, 2010		December 31, 2009
		Amount	%	Amount	%
US Treasury & Agencies Debt
	AAA	$ 15,286	100%	$ 3,179	100%
Total		$ 15,286	100%	$ 3,179	100%
US Treasury & Agencies Debt as % of Portfolio			14%		3%

Mortgage-backed securities
	AAA	$ 77,246	98%	$ 80,898	99%
	AA1	419	1%	0	0%
	A2	13	0%	11	0%
	BA1	410	1%	514	1%
	B3	337	0%	343	0%
Total		$ 78,425	100%	$ 81,766	100%
Mortgage-Backed Securities as % of Portfolio			70%		79%

Obligations of State and Political Subdivisions
	Aa2	$ 1,846	11%	$ 2,299	13%
	AA2	470	3%	0	0%
	AA3	1,628	10%	3,449	20%
	Aa3	1,810	11%	0	0%
	A1	333	2%	336	2%
	A2	873	5%	875	5%
	A3	533	3%	536	3%
	Baa1	339	2%	342	2%
	NR	8,624	53%	9,347	55%
Total		$ 16,456	100%	$ 17,184	100%
Obligations of State and Political Subdivisions
as % of Portfolio			15%		17%

Corporate Debt Securities
	NR	$ 1,415	100%	$ 1,348	100%
Total		$ 1,415	100%	$ 1,348	100%
Corporate Debt Securities as % of Portfolio			1%		1%

Total Market Value of Securities		$111,582	100%	$103,477	100%

Obligations of State and Political Subdivisions (municipal securities):  At March 31, 2010 and December 31, 2009, municipal securities were $16,456 and $17,184, respectively, and represented 15% and 17% of total investment securities, respectively, based on fair value.  Municipal bond insurance company downgrades have resulted in credit downgrades in our municipal security holdings; however, management has determined that due to the nature of these obligations it is highly likely we will be repaid in full and thus no impairment has been recognized.

Mortgage-Backed Securities:  At March 31, 2010 and December 31, 2009, mortgage-related securities (which include predominantly mortgage-backed securities and collateralized mortgage obligations) were $78,425 and $81,766, respectively, and represented 70% and 79%, respectively, of total investment securities based on fair value.  The fair value of mortgage-related securities is subject to inherent risks based upon the future performance of the underlying collateral (mortgage loans) for these securities.  Future performance is impacted by prepayment risk and interest rate changes.  As a result of these risks, and as noted above, the Company recorded a $12 OTTI write-down on one non-agency mortgage backed security during the second quarter 2009.  Management has performed due diligence before purchasing mortgage-backed securities.  We invest in mature tranches with proven payment history and the underlying securities consisting of mortgages under $200,000, which diversifies our exposure to loss.

Corporate Debt Securities:  At March 31, 2010 and December 31, 2009, corporate debt securities were $1,415 and $1,348, respectively, and represented 1% of total investment securities based on fair value.  Corporate debt securities at March 31, 2010, consisted of trust preferred securities of $1,240, and other securities of $175.  Corporate debt securities at December 31, 2009, consisted of trust preferred securities of $1,173, and other securities of $175.  One private placement trust preferred security (“TPS”) in the investment security portfolio has been deferring the quarterly interest payments since June 2009.  Subsequently, this TPS was placed on nonaccrual status and an OTTI write-down of $289 was recorded in the third quarter of 2009.

The Federal Home Loan Bank (“FHLB”) of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or stop the FHLB from paying dividends or redeeming stock without prior approval.  The FHLB of Chicago last paid a dividend in the third quarter of 2007.  The Bank is a member of the FHLB Chicago. Accounting guidance indicates that an investor in FHLB Chicago capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares.  The decision of whether impairment exists is a matter of judgment that should reflect the investor’s view of FHLB Chicago’s long-term performance, which includes factors such as:  (1) its operating performance, (2) the severity and duration of declines in the market value of its net assets related to its capital stock amount, (3) its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, (4) the impact of legislation and regulatory changes on FHLB Chicago, and on the members of FHLB Chicago and (5) its liquidity and funding position.  After evaluating all of these considerations, the Company believes the cost of the investment will be recovered. Future evaluations of these factors could result in a different conclusion.

Loans

The Bank services a diverse customer base throughout North Central Wisconsin including the following industries: agriculture (primarily dairy), retail, manufacturing, service, resort properties, timber and businesses supporting the general building industry.  Our total loan portfolio decreased and the mix in the portfolio changed as we purposely withdrew from commercial loan participations purchased from other banks.  During the current economic downturn, we have concentrated our efforts in originating loans in our local markets and assisting stressed loan customers by restructuring their loans and utilizing government loan programs such as SBA, USDA, and FSA to help them survive the current economic downturn and position their businesses to return to profitability in the future.

Total loans were $357,064 at March 31, 2010, a decrease of $1,552 or 0.4% from December 31, 2009.  Loan volume growth period to period was negatively impacted by the current credit environment and economic conditions, as well as charge-offs that were taken in the fourth quarter of 2009.

Table 7:  Loans

(dollars in thousands)

	March 31, 2010		December 31, 2009		September 30, 2009		June 30, 2009		March 31, 2009
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial	$ 37,223	10%	$ 35,673	10%	$ 37,354	10%	$ 39,272	11%	$ 38,281	18%
Commercial real estate	140,122	39%	138,891	39%	124,654	35%	127,492	36%	128,845	34%
Real estate construction	33,939	10%	35,417	10%	47,256	13%	47,580	13%	49,354	5%
Agricultural	41,342	12%	42,280	12%	42,222	12%	40,865	11%	40,890	12%
Real estate residential	97,256	27%	99,116	27%	98,853	28%	96,213	27%	97,298	28%
Installment	7,182	2%	7,239	2%	7,526	2%	7,658	2%	8,245	3%
Total loans	$357,064	100%	$358,616	100%	$357,865	100%	$359,080	100%	$362,913	100%

Owner occupied	$86,677	62%	$88,002	63%	$ 55,790	45%	$ 51,248	40%	$ 53,624	42%
Non-owner occupied	53,445	38%	50,889	37%	68,864	55%	76,244	60%	75,221	58%
Commercial real estate	$140,122	100%	$138,891	100%	$124,654	100%	$127,492	100%	$128,845	100%

1-4 family construction	$ 3,283	10%	$3,523	10%	$3,909	8%	$4,180	9%	$ 5,042	10%
All other construction	30,656	90%	31,894	90%	43,347	92%	43,400	91%	44,312	90%
Real estate construction	$ 33,939	100%	$ 35,417	100%	$ 47,256	100%	$ 47,580	100%	$ 49,354	100%

Our commercial loan portfolio consisting primarily of commercial, commercial real estate, and real estate construction which collectively comprised 59% of our total portfolio as of March 31, 2010.  These segments are considered to have more inherent risk of default than residential mortgage or retail loans.  As a group, these loans increased $1,303, or 0.6% at March 31, 2010 from December 31, 2009.

Commercial loans were $37,223 at March 31, 2010, up $1,550, or 0.4% since year-end 2009, and comprised 10% of total loans.  The commercial loan classification primarily consists of multifamily residential properties and commercial loans to small businesses.  Loans of this type represent a diverse range of industries.  The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

Commercial real estate primarily includes commercial-based loans that are secured by nonfarm/nonresidential real estate properties.  Commercial real estate loans totaled $140,122 at March 31, 2010, an increase of $1,231, or 0.9% from December 31, 2009.  This segment represents 39% of total loans.  Loans of this type are mainly secured by various types of commercial income properties.  Credit risk is managed by utilizing sound underwriting guidelines and regular supervision of borrowers’ financial condition.  We lend primarily to a diverse group of borrowers in local markets which affords us the opportunity to periodically evaluate the underlying collateral and formally review a borrower’s financial condition and overall creditworthiness on an ongoing basis.

Real estate construction loans declined $1,478, or 4.0% from December 31, 2009 to March 31, 2010 with total balances of $33,939 representing 10% of the total loan portfolio at quarter-end.  The continued decline in this loan category is indicative of the difficulties faced by businesses associated with the building trades industry.  Loans in this classification provide financing for the acquisition or development of commercial income properties, multifamily projects or residential development, both single and multi-family.  The Company controls the credit risk on these types of loans by making loans in familiar markets, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.  Commercial loan growth during the first quarter 2010 is consistent with our budgeted loan growth for the remainder of the year.

Agricultural loans totaling $41,342 represented 12% of our total loan portfolio at March 31, 2010, down $938, or 2.0% from year-end 2009.  Loans in this classification include loans secured by farmland and operating loans used for agricultural production.  Credit risk is managed by employing sound underwriting guidelines, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial condition and overall creditworthiness on an ongoing basis.

Real estate residential loans totaled $97,256 and comprised 27% of total loans outstanding at the end of the first quarter of 2010, down $1,860, or 2.0% from year-end 2009.  Residential mortgage loans include conventional first lien home mortgages and home equity loans.  Home equity loans consist of home equity lines, and term loans, some of which are first lien positions.  Nearly all of the Company’s long-term fixed-rate residential real estate mortgage loans are sold into the secondary market without retention of servicing rights.  Those residential loans held in our portfolio generally represent loans with maturities of between 3 and 5 years and provide for interest rate adjustments based on commonly used indexes.

Installment loans totaled $7,182 at March 31, 2010, down $57, or 0.8% compared to year-end 2009, and represented 2% of the loan portfolio.  Loans in this classification include short-term and other personal installment loans not secured by real estate. Credit risk is primarily managed by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

An important element in managing the overall credit quality of our loan portfolio stems from the experience level of our credit administration personnel and our ability to implement and enforce sound loan underwriting and effective loan monitoring and administration on an ongoing basis.  This includes, but is not limited to, a comprehensive loan policy to guide lending staff in their daily lending activities; the systematic monitoring of existing loans and commitments; the early identification of potential problem loans; an effective external loan review process; and a methodology used to evaluate the adequacy of our allowance for loan losses which incorporates nonaccrual and charge-off policies.  An active credit risk management process is used for commercial loans to further ensure that sound and consistent credit decisions are being made.  Credit risk is managed by detailed underwriting procedures, comprehensive loan administration, and periodic review of borrowers’ outstanding loans and commitments.  Borrower relationships are formally reviewed and graded on an ongoing basis for early identification of potential problems.  Further analyses by customer, industry, and geographic location are performed to monitor trends, financial performance, and concentrations.  Cash flows and collateral values are analyzed in a range of projected operating environments.

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  At March 31, 2010, no significant industry concentrations existed in the Company’s portfolio in excess of 30% of total loans.  The Bank has developed guidelines to manage its exposure to various types of concentration risks including commercial real estate and loans subject to supervisory limitations.

Allowance for Loan Losses

The economic environment during 2009 and continuing into 2010 has presented unique credit related issues that have required management’s attention.  As a result, the Company focused on managing credit risk through enhanced asset quality administration, including early problem loan identification and timely resolution of problems.  Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and on-going attention to loan payment performance.

The level of the allowance for loan losses represents management’s estimate of the amount of reserves required to provide for potential credit losses inherent in the loan portfolio at a specific point in time.  To assess the adequacy of the allowance for loan losses, an allocation methodology is applied by the Company which focuses on evaluation of several factors, including but not limited to:  evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonperforming loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing and forecasted economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses.  Our methodology reflects guidance by regulatory agencies to all financial institutions, and is specifically reviewed by the Company’s independent auditors.

At March 31, 2010, the allowance for loan losses was $8,870, compared to $7,957 at December 31, 2009.  The allowance for loan losses as a percentage of total loans was 2.48% and 2.22% at March 31, 2010 and December 31, 2009, respectively.  The allowance for loan losses was 69% and 56% of nonperforming loans at March 31, 2010 and December 31, 2009, respectively.  In its allowance for loan losses evaluation process, management includes an impairment analysis on commercial loans specifically identified by the Company as being impaired.

With the level of deterioration in credit quality experienced during the second half of 2009 and continuing into the first quarter of 2010, net charge offs for the first quarter of 2010, while not as elevated as the last two quarters of 2009, exceeded the first two quarters of 2009.  Declining collateral values and elevated levels of unemployment have significantly contributed to the elevated levels of nonperforming loans, net charge offs, and allowance for loan losses over historical levels.  During this time period, the Company has continued to review its underwriting and risk-based pricing guidelines for commercial real estate and real estate construction lending, as well as on new home equity and residential mortgage loans, to reduce potential exposure within these portfolio categories.  In the fourth quarter 2009 we hired a new Chief Credit Officer to focus on credit-related issues and to strengthen the credit management process.

In considering the level of net charge offs, nonperforming loan ratios, and management’s assessment of the adequacy of the allowance for loan losses, the provision for loan losses for the first quarter of 2010 was set at $1,400.  This compares favorably to the fourth quarter 2009 provision of $2,856 but was higher than the $750 that was provisioned for the first quarter of 2009.  Management believes these actions continue to recognize and appropriately address any significant credit quality issues in the loan portfolio.

Gross charge-offs were $596 for the first quarter of 2010, compared to $3,335 for the fourth quarter 2009, and $166 for the first quarter of 2009, while recoveries for the corresponding periods were $109, $16, and $26, respectively.  As a result, net charge-offs were $487 or 0.14% of average loans for the first quarter 2010, compared to $3,319 or 0.92% of average loans for the fourth quarter 2009, and $140 or 0.04% of average loans for the first quarter 2009.  Net charge-offs in the fourth quarter included $1,880 in participation loans related to an ethanol plant in South Eastern Wisconsin and a recreational facility in Northern Illinois.  Gross charge-offs have exceeded historical levels as a result of challenging economic conditions caused by high levels of unemployment, higher energy costs, and a depressed housing market.  Together these conditions have had a negative impact on our business and consumer loan customers.  Loans that are charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

Table 8:  Allowance for loan losses

(dollars in thousands)

	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Allowance for loan losses:
Balance at beginning of period	$7,957	$ 8,420	$ 7,600	$ 5,152	$ 4,542
Provision for loan losses	1,400	2,856	2,150	2,750	750
Charge-offs	(596)	(3,335)	(1,393)	(389)	(166)
Recoveries	109	16	63	87	26
Net charge-offs	(487)	(3,319)	(1,330)	(302)	(140)
Balance at end of period	$8,870	$ 7,957	$ 8,420	$ 7,600	$ 5,152
Net loan charge-offs (recoveries):
Commercial	$ (15)	$ 355	$ 143	$ 105	$ 0
Agricultural	72	25	6	(2)	5
Commercial real estate (CRE)	104	1,845	(58)	24	28
Real estate construction	(12)	518	1,005	0	33
Total commercial	149	2,743	1,096	127	66
Residential mortgage	290	554	199	135	57
Home equity	11	0	0	5	0
Installment	37	22	35	35	17
Total net charge-offs	$ 487	$ 3,319	$ 1,330	$ 302	$ 140

CRE and Construction net charge-off detail:
Owner occupied	$ 55	$ 827	$ (57)	$ (29)	$ 16
Non-owner occupied	49	1,018	(1)	53	12
Commercial real estate	$ 104	$ 1,845	$ (58)	$ 24	$ 28
1-4 family construction	$ 0	$0	$0	$ 0	$ 33
All other construction	(12)	518	1,005	0	0
Real estate construction	$ (12)	$ 518	$ 1,005	$ 0	$ 33

Management’s analysis of the allowance for loan losses consists of three components:  (1) establishment of specific reserve allocations on impaired credits where a high risk of loss is anticipated but not yet realized; (2) allocation for each loan category based on historical loan loss experience; and (3) general reserve allocation made based on subjective economic and bank specific factors such as unemployment, delinquency levels, industry concentrations, lending staff experience, disposable income and changes in regulatory or internal loan policies.

The specific reserve allocation of the allowance for loan losses is based on a regular analysis of loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification.  The fair value of the loan is based on discounted cash flows of expected future payments using the loan’s initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.  The historical loan loss allocations are based on a five year rolling average of actual loss experience for specific loan types and risk grades.  The general portfolio allocation component is more subjective and is reviewed at least quarterly as part of the overall analysis.

The allocation of the allowance for loans losses is based on our estimate of loss exposure by category of loans shown in Table 9.

Table 9: Allocation of the Allowance for Loan Losses

(dollars in thousands)

	March 2010	% of Loan Type to Total Loans	December 2009	% of Loan Type to Total Loans	September 2009	% of Loan Type to Total Loans	June 2009	% of Loan Type to Total Loans	March 2009	% of Loan Type to Total Loans
Allowance allocation:
Commercial	$ 531	10%	$ 497	10%	$ 514	10%	$ 583	11%	$ 439	18%
Agricultural	1,057	12%	981	12%	694	12%	908	11%	593	12%
Commercial real estate (CRE)	4,318	39%	3,954	39%	4,024	35%	2,955	36%	2,215	34%
Real estate construction	906	10%	685	10%	1,256	13%	1,144	13%	655	5%
Total commercial	6,812	71%	6,117	71%	6,488	70%	5,590	71%	3,902	69%
Residential mortgage	1,958	27%	1,753	27%	1,844	28%	1,892	27%	1,155	28%
Installment	100	2%	87	2%	88	2%	118	2%	95	3%
Total allowance for
loan losses	$ 8,870	100%	$ 7,957	100%	$ 8,420	100%	$ 7,600	100%	$ 5,152	100%

Allowance category as a percent of total allowance:
Commercial	6.0%		6.2%		6.1%		7.7%		8.5%
Agricultural	11.9%		12.3%		8.2%		11.9%		11.5%
Commercial real estate (CRE)	48.7%		49.8%		47.9%		38.8%		43.1%
Real estate construction	10.2%		8.6%		14.9%		15.1%		12.7%
Total commercial	76.8%		76.9%		77.1%		73.5%		75.8%
Residential mortgage	22.1%		22.0%		21.9%		24.9%		22.4%
Installment	1.1%		1.1%		1.0%		1.6%		1.8%
Total allowance for
loan losses	100.0%		100.0%		100.0%		100.0%		100.0%

The increase in the amount of the reserves at March 31, 2010 is mainly the result of increases in the economic factors applied to all loan types, which includes the unemployment rate, and not an increase in non-performing loans.  It is difficult to predict the length or depth of the current economic downturn and the impact it will have on businesses and individual consumers in the markets we serve.  We have seen substantial declines in local real estate values.  As many of our commercial and consumer loans are secured by real estate, we are concerned that the continuing downturn will further impair the value of the real estate used to secure our loans.  Such conditions have already hindered our efforts to significantly reduce the level of nonperforming loans.

We fully expect that business and individual borrowers may encounter difficulties in meeting their debt service obligations until real estate values stabilize and the overall economy strengthens. In the opinion of management, the allowance for loan losses was appropriate as of March 31, 2010; however, it is possible that the allowance for loan losses will not be adequate to cover actual losses and it may be necessary for the Company to make additional provisions in the future.  While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such changes on our loan customers.

Impaired Loans and Nonperforming Assets

Management continues to be committed to an aggressive problem loan identification philosophy.  This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized.

Nonperforming loans are considered one indicator of potential future loan losses.  Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, loans 90 days or more past due but still accruing, and restructured loans.  Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments.  Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, management may place such loans on nonaccrual status immediately.  Previously accrued and uncollected interest on such loans is reversed, amortization of related loan fees is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash after a determination has been made that the principal balance of the loan is collectible.  If collectability of the principal is in doubt, payments received are applied to loan principal. Loans past due 90 days or more but still accruing interest are also included in nonperforming loans, as are loans modified in a troubled debt restructuring (or “restructured” loans).  Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered.  Generally, such loans are included in nonaccrual loans until the customer has attained a sustained period of repayment performance.  Nonperforming loans were $12,836 and $14,093 at March 31, 2010 and December 31, 2009, respectively, reflecting the impact of the economy on our customers.

Table 10:  Nonperforming Loans and Other Real Estate Owned

(dollars in thousands)

	March 2010	December 2009	September 2009	June 2009	March 2009
Nonaccrual loans not considered impaired:
Commercial	$ 1,991	$ 751	$ 1,317	$ 1,253	$ 538
Agricultural	163	371	511	230	92
Real estate residential	968	958	1,332	1,669	1,748
Installment	24	19	33	47	69
Total nonaccrual loans not considered impaired	3,146	2,099	3,193	3,199	2,447
Nonaccrual loans considered impaired:
Commercial	7,442	8,894	8,847	6,361	6,079
Agricultural	540	568	43	442	662
Residential mortgage	1,518	2,363	2,244	1,409	1,776
Installment	0	0	0	0	409
Total nonaccrual loans considered impaired	9,500	11,825	11,134	8,212	8,926
Impaired loans still accruing interest	14	0	890	0	0
Accruing loans past due 90 days or more (credit cards)	28	18	60	131	28
Restructured loans	148	151	0	0	176
Total nonperforming loans	12,836	14,093	15,277	11,542	11,577
Other real estate owned (OREO)	2,103	1,808	2,625	2,053	2,682
Other repossessed assets	470	450	454	442	6
Investment security (Trust Preferred)	211	211	0	0	0
Total nonperforming assets	$15,620	$16,562	$18,356	$14,037	$14,265
RATIOS
Nonperforming loans to total loans	3.59%	3.93%	4.27%	3.21%	3.19%
Nonperforming assets to total loans plus OREO	4.35%	4.60%	5.09%	3.89%	3.90%
Nonperforming assets to total assets	3.11%	3.28%	3.71%	2.82%	2.85%
Allowance for loan losses to nonperforming loans	69%	56%	55%	66%	45%
Allowance for loan losses to total loans at end of period	2.48%	2.22%	2.35%	2.12%	1.42%
Nonperforming loans by type:
Commercial	$ 15	$ 40	$ 389	$ 327	$ 413
Agricultural	703	939	810	672	754
Commercial real estate (CRE)	8,982	9,009	8,005	5,045	4,351
Real estate construction	585	747	2,404	2,242	2,029
Total commercial	10,285	10,735	11,608	8,286	7,547
Residential mortgage	2,499	3,321	3,576	3,078	3,524
Installment	52	37	93	178	506
Total nonperforming loans	12,836	14,093	15,277	11,542	11,577
Commercial real estate owned	1,530	1,523	2,297	1,198	2,090
Residential real estate owned	573	285	328	855	592
Total other real estate owned	2,103	1,808	2,625	2,053	2,682
Other repossessed assets	470	450	454	442	6
Investment security (Trust Preferred)	211	211	0	0	0
Total nonperforming assets	$15,620	$16,562	$18,356	$14,037	$14,265
CRE and Construction nonperforming loan detail:
Owner occupied	$ 5,203	$ 5,949	$ 3,411	$ 3,649	$ 3,432
Non-owner occupied	3,779	3,060	4,594	1,396	919
Commercial real estate	$ 8,982	$ 9,009	$ 8,005	$ 5,045	$ 4,351
1-4 family construction	$0	$0	$0	$0	$0
All other construction	585	747	2,404	2,242	2,029
Real estate construction	$585	$747	$2,404	$2,242	$2,029

Nonperforming loans, while at historically high levels, decreased $1,257 during the first three months of 2010 to $12,836 compared to $14,093 at December 31, 2009.  Increases since 2008 in nonperforming loans have been primarily attributable to the impact of declining property values, decreased sales, longer holding periods, rising costs brought on by deteriorating real estate conditions and the weakening economy.  At March 31, 2010, there were four large individual credit relationships (each over $500) that represented $4,974, or 39% of total nonperforming loans. In comparison, for December 31, 2009 there were seven large individual credit relationships that represented 44%, or $7,324, of nonperforming loans.

Commercial nonperforming loans of $10,285, particularly commercial real estate loans (primarily attributable to participation loans), make up slightly more than 80% of total nonperforming loans.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the allowance for loan losses.  Potential problem loans are generally defined by management to include loans rated as substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms.  The decision of management to include performing loans in potential problem loans does not necessarily mean that the Company expects losses to occur, but that management recognizes a higher degree of risk associated with these loans.  The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types.  At March 31, 2010, potential problem loans totaled $19,599 compared to December 31, 2009 of $10,873.  This large increase is due to much more aggressive recognition and supervision procedures.  This current level of potential problem loans requires a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by the Company’s customers and on underlying real estate values.

Deposits

Deposits are the Company’s largest source of funds.  At March 31, 2010 deposits were $393,193, down $4,607 from year-end 2009, primarily affected by a $5,085 decrease in noninterest-bearing demand accounts.  Interest-bearing demand deposits increased $1,319 to represent 9% of deposits during the first quarter 2010.  Time deposits (defined as certificates of deposit and IRA retirement accounts), grew $4,500 at March 31, 2010, and brokered certificates of deposit declined to $37,526 from year-end 2009.  Savings deposits remained unchanged at 26% of total deposits.

Table 11:  Deposit Distribution

(dollars in thousands)

	March 31,	% of	December 31,	% of
	2010	total	2009	total
Noninterest-bearing demand	$ 50,133	13%	$ 55,218	14%
Interest-bearing demand	34,694	9%	33,375	8%
Savings deposits	101,136	26%	104,822	26%
Time deposits	169,704	42%	165,204	42%
Brokered deposits	37,526	10%	39,181	10%
Total	$393,193	100%	$397,800	100%

The retail markets we compete in are continuously influenced by economic conditions, competitive pressure from other financial institutions, and other out-of-market investment opportunities available to customers.  Due to local market competition, we are currently paying higher rates for local deposits than what we would have to pay for wholesale funding.  We continue to focus on expanding existing customer relationships to increase our core deposits so we can place less reliance on brokered deposits.

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

Table 12:  Contractual Obligations

(dollars in thousands)

	Total	< 1year	1-3 years	3-5 years	> 5 years

Long-term borrowings	$42,561	$10,061	$23,500	$9,000	$ 0
Subordinated debentures	10,310	0	0	0	10,310
Total contractual obligations	$52,871	$10,061	$23,500	$9,000	$10,310

Liquidity

Liquidity management refers to the ability to ensure that cash is available in a timely manner to meet loan demand, depositors’ needs and to service liabilities as they become due without undue cost or risk.  Our holding company and Bank have different liquidity considerations.

The primary source of funds for the holding company is dividends, management fee income from the Bank, and proceeds from issuance of shares related to stock options and employee stock purchase plans. These sources could be limited or costly.  The cash is used to provide for payments of dividends to stockholders, purchase of assets, payment of salaries, benefits and other related expenses, and to make interest payments on its debt.  The Company has not received dividends from the Bank since 2006.  On February 20, 2009, under CPP, the Company issued 10,000 shares of Series A Preferred Stock and 500 shares of Series B Preferred Stock to the Treasury.  Dividends on the Series A and Series B Preferred Stock will be paid on a quarterly basis in February, May, August, and November.  While any Series A and Series B Preferred Stock is outstanding, we may pay dividends on our common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Series A and Series B Preferred Stock are fully paid.  As of March 31, 2010, all required dividend payments have been paid to the Treasury.  Prior to the third anniversary of the Treasury’s purchase of the Series A and Series B Preferred Stock, unless the stock has been redeemed, the consent of the Treasury will be required for us to increase our annual stock dividend above $0.44 per common share.  After the third anniversary, Treasury’s consent will be required for us to increase our common stock dividend by more than 3% per year.

The Bank meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests.  Liquidity is derived from loan and investment monthly principal and interest payments, maturities within the investment portfolio, maturing loans, deposit growth, and other funding sources.

Maturing investments can be a source of liquidity at the Bank, however, with the soft loan demand to qualifying borrowers; more cash has been used to purchase investment securities to utilize excess liquidity.  Proceeds from maturities totaling $7,746 were received during the first three months of 2010 while investment purchases totaled $15,358 during the same period.

The scheduled maturity of loans can also provide a source of additional liquidity. Factors affecting liquidity relative to loans are loan renewals, loan origination volumes, loan prepayment rates, and the maturity of existing loans in our portfolio.  The Bank’s liquidity position is influenced by changes in interest rates, economic conditions, and competition.  Conversely, loan demand as a need for liquidity may cause us to access other sources of funding which could be more costly than deposits.  With the continuing slowdown of economic activity into 2010, loans decreased $320 during the first three months compared to a decrease of $992 during the first three months of 2009.

The decline in deposits resulted in $4,606 of cash outflow during the first three months of 2010.  Affecting liquidity are core deposit growth levels, certificates of deposit maturity structure, and retention and diversification of wholesale funding sources.

Other funding sources for the Bank are in the form of corporate repurchase agreements, federal funds purchased, FHLB advances, and long-term borrowings with other financial institutions.  Short-term borrowings decreased $190 in the first three months of 2010 while long-term borrowings remained the same.  Long-term borrowings and FHLB advances require the pledging of collateral in the form of investment securities or loans.

We expect deposits will continue to be the primary funding source of the Bank's liquidity on a long-term basis along with cash generated by operating activities.  Shorter-term liquidity needs will mainly be met from growth in short-term borrowings, federal funds sold, portfolio investment sales, loan maturities, and access to other funding sources.

In assessing liquidity, historical information such as seasonality, local economic cycles, and the economy in general are considered along with the current ratios and management goals.  The continuing reduction in loans experienced during the first three months of 2010 reflects the overall slowdown in the local economies in which we operate and decreased need for additional wholesale funding from any source.

Capital

Stockholders’ equity at March 31, 2009 was $43,378 compared to $43,184 at December 31, 2009. Stockholders’ equity included $1,358 of accumulated other comprehensive income related to unrealized net gains on securities available for sale, net of the income tax effect.  At December 31, 2009, stockholders’ equity included $1,056 of other comprehensive income related to unrealized net gains on securities.  There were no cash dividends paid to common stockholders in the first three months of 2010.  This compared with $0.11 per common share for the related period of 2009.  In the second quarter of 2009 and as disclosed in our 2009  Form 10-K, we changed the frequency of payouts from quarterly to semi-annual dividends on our common stock payable in August and February of each year.  On August 10, 2009, the Board of Directors announced the suspension of dividends on the Company’s common stock.  In view of the financial challenges presented by the current economic environment and the likelihood that this economic downturn will continue, the Board felt that the most prudent course of action was to focus on preserving our capital position until market conditions improve.

Table 13:  Capital Ratios

(dollars in thousands)

			Regulatory
Holding Company	At March 31, 2010	At December 31, 2009	Minimum
Total Stockholders’ Equity	$43,378	$43,184
Tier 1 Capital	49,544	48,493
Total Regulatory Capital	54,146	53,118
Tier 1 to average assets	9.9%	9.8%	5.0%
Tier 1 risk-based capital ratio	13.6%	13.2%	4.0%
Total risk-based capital ratio	14.9%	14.5%	8.0%

			Regulatory
Bank	At March 31, 2010	At December 31, 2009	Minimum
Total Stockholders’ Equity	$44,291	$43,825
Tier 1 Capital	41,341	40,313
Total Regulatory Capital	45,909	44,910

Tier 1 to average assets	8.3%	8.2%	5.0%
Tier 1 risk-based capital ratio	11.5%	11.1%	6.0%
Total risk-based capital ratio	12.7%	12.3%	10.0%

The adequacy of our capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines.  As of March 31, 2010 and December 31, 2009, the Company’s and Bank’s Tier 1 risk-based capital ratios, total risk-based capital ratios and Tier 1 leverage ratios were in excess of regulatory requirements.  The Board continually evaluates short-term and longer-term capital needs of the holding company, and has an expressed goal of maintaining sufficient capital to remain a well-capitalized bank and bank holding company.  Our ability to pay dividends depends in part upon the receipt of dividends from the Bank and these dividends are subject to limitation under banking laws and regulations.  The Bank has not paid dividends to the Company since 2006.  Our declaration of dividends to our stockholders is discretionary and will depend upon operating results and our overall financial condition, regulatory limitations, tax considerations, and other factors. We are also prohibited from paying dividends on our common stock if we fail to make distributions or required payments on the trust preferred securities or on our preferred stock.  Prior to the third anniversary of the Treasury’s purchase of the Series A and Series B Preferred Stock, unless the stock has been redeemed, the consent of the Treasury will be required for us to increase our annual stock dividend above $0.44 per common share.  After the third anniversary, Treasury’s consent will be required for us to increase our common stock dividend by more than 3% per year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of our President and Chief Executive Officer and the Chief Financial and Operations Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Exchange Act Rule 13a-15.  Based upon, and as of the date of, such evaluation, the President and Chief Executive Officer and the Chief Financial and Operations Officer concluded that our disclosure controls and procedures were effective with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this report as it relates to us and our subsidiaries.

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We believe that the disclosure controls and procedures currently in place provide reasonable assurance of achieving our control objectives.

There were no changes in the internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We may be involved from time to time in various routine legal proceedings incidental to our business.  We do not believe there are any threatened or pending legal proceedings against us or our subsidiaries that, if determined adversely, would have a material adverse effect on our results of operation or financial condition.

ITEM 1A.  RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any of our equity securities during the quarter covered by this report.  As of March 31, 2010, we did not have in effect an approved share repurchase program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description

31.1	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of Chief Financial and Operations Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1	Certification of CEO and Chief Financial and Operations Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  May 14, 2010

JAMES F. WARSAW

James F. Warsaw

President and Chief Executive Officer

Date:  May 14, 2010

MARK A. KING

Mark A. King

Chief Financial and Operations Officer

EXHIBIT INDEX

to

FORM 10-Q

of

MID-WISCONSIN FINANCIAL SERVICES, INC.

for the quarterly period ended March 31, 2010

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

The following exhibits are filed as part this report:

31.1	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of Chief Financial and Operations Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1	Certification of CEO and Chief Financial and Operations Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002