Form 10-Q
period 2010-06-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2010-08-16
CIK 785024

FORM 10-Q
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.
     Large accelerated filer [ ]             Accelerated filer [ ]
     Non-accelerated filer [ ]               Smaller reporting company [X]
 (Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

As of August 3, 2010 there were 1,650,174 shares of $0.10 par value common stock outstanding.

                    MID-WISCONSIN FINANCIAL SERVICES, INC.

                               TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                          PAGE

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets
                  June 30, 2010 (unaudited) and December 31, 2009
                  (derived from audited financial statements)             3

                  Consolidated Statements of Income
                  Three Months and Six Months Ended
                  June 30, 2010 and 2009 (unaudited)                      4

                  Consolidated Statements of Changes in
                  Stockholders' Equity
                  Six Months Ended June 30, 2010 (unaudited)              5

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2010 and 2009 (unaudited)    6-7

                  Notes to Consolidated Financial Statements             8-20

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         20-45

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                            46

         Item 4.  Controls and Procedures                                46

PART II  OTHER INFORMATION

          Item 1.  Legal Proceedings                                     46

          Item 1A. Risk Factors                                          46

          Item 2.  Unregistered Sales of Equity Securities and Use
                   of Proceeds                                           46

          Item 3.  Defaults Upon Senior Securities                       46

          Item 4.  Removed and Reserved                                  47

          Item 5.  Other Information                                     47

          Item 6.  Exhibits                                              47

                   Signatures                                            47

                   Exhibit Index                                         48

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

                           Mid-Wisconsin Financial Services, Inc.
                                     and Subsidiary
                        Consolidated Balance Sheets ($ in Thousands)
                                                               June 30, 2010   December 31, 2009
                                                                (Unaudited)        (Audited)
Assets
Cash and due from banks                                             $7,145           $9,824
Interest-bearing deposits in other financial institutions               13               13
Federal funds sold                                                  26,484            9,064
Investment securities available for sale, at fair value             95,335          103,477
Loans held for sale                                                  2,254            5,452
Loans                                                              351,346          358,616
Less: Allowance for loan losses                                     (8,352)          (7,957)
Loans, net                                                         342,994          350,659
Accrued interest receivable                                          2,134            1,940
Premises and equipment, net                                          8,094            8,294
Other investments, at cost                                           2,616            2,616
Other assets                                                        14,427           14,121
Total assets                                                      $501,496         $505,460
Liabilities and Stockholders' Equity
Noninterest-bearing deposits                                       $49,440          $55,218
Interest-bearing deposits                                          341,143          342,582
  Total deposits                                                   390,583          397,800
Short-term borrowings                                               10,522           7,983
Long-term borrowings                                                42,561           42,561
Subordinated debentures                                             10,310           10,310
Accrued interest payable                                             1,107            1,287
Accrued expenses and other liabilities                               2,112            2,335
Total liabilities                                                  457,195          462,276
Stockholders' equity:
Series A preferred stock - no par value
Authorized - 10,000 shares in 2010 and 2009
Issued and outstanding Series A - 10,000 shares in 2010 and 2009     9,580            9,527
Series B preferred stock - no par value
Authorized - 500 shares in 2010 and 2009
Issued and outstanding Series B - 500 shares in 2010 and 2009          544              549
Common stock - Par value $0.10 per share
   Authorized - 6,000,000 shares in 2010 and 2009
     Issued and outstanding - 1,650,174 shares in 2010 and
     1,648,102 shares in 2009                                          165              165
  Additional paid-in capital                                        11,890           11,862
  Retained earnings                                                 20,045           20,025
  Accumulated other comprehensive income                             2,077            1,056
  Total stockholders' equity                                        44,301           43,184
Total liabilities and stockholders' equity                        $501,496         $505,460

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

Mid-Wisconsin Financial Services, Inc. and Subsidiary
Consolidated Statements of Income
($ in Thousands except per share data)
(Unaudited)
                                                           Three Months Ended             Six Months Ended
                                                    June 30, 2010   June 30, 2009   June 30, 2010   June 30, 2009
Interest Income
  Loans, including fees                                  $5,381          $5,802         $10,779         $11,640
  Securities:
     Taxable                                                896             855           1,833           1,656
     Tax-exempt                                              91             113             189             241
  Other                                                      23              52              47             107
      Total interest income                               6,391           6,822          12,848          13,644
Interest Expense
  Deposits                                                1,673           2,030           3,393           4,154
  Short-term borrowings                                      19              28              39              57
  Long-term borrowings                                      410             490             845             972
  Subordinated debentures                                   153             153             307             307
      Total interest expense                              2,255           2,701           4,584           5,490
Net interest income                                       4,136           4,121           8,264           8,154
Provision for loan losses                                   955           2,750           2,355           3,500
Net interest income after provision for loan losses       3,181           1,371           5,909           4,654
Noninterest Income
  Service fees                                              317             300             604             602
  Trust service fees                                        287             251             564             485
  Investment product commissions                             57              65             107             118
  Mortgage banking                                          148             168             298             290
  Gain on sale of investments                               168             453             168             453
  Other operating income                                    243             268             466             452
      Total non-interest income                           1,220           1,505           2,207           2,400
Other-than-temporary impairment losses, net
  Total other-than-temporary impairment losses                0              85               0              85
  Amount in other comprehensive income, before taxes          0              73               0              73
  Total impairment                                            0              12               0              12
Noninterest Expense
  Salaries and employee benefits                          2,105           1,965           4,210           4,170
  Occupancy                                                 469             487             930             964
  Data processing                                           162             151             328             328
  Foreclosure/OREO expense                                  130             886             124             963
  Legal and professional fees                               184             239             381             447
  FDIC expense                                              230             452             465             610
  Other                                                     665             701           1,289           1,200
     Total noninterest expense                            3,945           4,881           7,727           8,682
Income (loss) before income taxes                           456          (2,017)            389          (1,640)
Income tax expense (benefit)                                128            (923)             48            (823)
Net income (loss)                                          $328         ($1,094)           $341           ($817)
Preferred stock dividends, discount and premium            (160)           (158)           (321)           (228)
Net income (loss) available to common equity               $168         ($1,252)            $20         ($1,045)
Earnings (Loss) Per Common Share:
Basic and diluted                                         $0.10          ($0.76)          $0.01          ($0.64)
Cash dividends declared per common share                   N/A             N/A            $0.00           $0.11

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                                                              Mid-Wisconsin Financial Services, Inc. and Subsidiary
                                                            Consolidated Statement of Changes in Stockholders' Equity
                                                                                 June 30, 2010
                                                                                  (Unaudited)
                                                                                     Additional                  Other
                                                Preferred Stock     Common Stock     Paid-In    Retained   Comprehensive
($ in Thousands except per share data)         Shares    Amount    Shares   Amount   Capital    Earnings       Income      Totals
Balance, December 31, 2009                     10,500   $10,076   1,648,102   $165   $11,862     $20,025         $1,056    $43,184
Comprehensive Income:
   Net income                                                                                        341                       341
   Other comprehensive income                                                                                     1,122      1,122
Reclassification adjustment for realized gains
on securities available for sale
included in earnings, net of tax                                                                                   (101)      (101)
   Total comprehensive income                                                                                                1,362
Accretion of preferred stock discount                        53                                      (53)                        0
Amortization of preferred stock premium                      (5)                                       5                         0
Issuance of common stock:
Proceeds from stock purchase plans                                    2,072      0        15                                    15
Cash dividends:
Preferred stock                                                                                     (204)                     (204)
Dividends declared:
Preferred stock                                                                                      (69)                      (69)
Stock-based compensation                                                                  13                                    13
Balance, June 30, 2010                         10,500   $10,124   1,650,174   $165   $11,890     $20,045         $2,077    $44,301

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                               Mid-Wisconsin Financial Services, Inc.
                                          and Subsidiary
                       Consolidated Statements of Cash Flows ($ in Thousands)
                                           (Unaudited)
                                                                       Six months ended
                                                                 June 30, 2010   June 30, 2009
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income (loss)                                                  $341           ($817)
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for depreciation and net amortization                  470             474
        Provision for loan losses                                      2,355           3,500
        Provision for valuation allowance - other real estate             75             777
        Gain on sale of investment securities                           (168)           (453)
        Other-than-temporary impairment losses, net                        0              12
        Loss on premises and equipment disposals                           0               4
        Loss on sale of foreclosed real estate                             8              76
        Stock-based compensation                                          13              25
        Changes in operating assets and liabilities:
        Loans held for sale                                            3,198          (8,447)
        Other assets                                                    (736)           (871)
        Other liabilities                                               (403)           (977)
  Net cash provided by (used in) operating activities                  5,153          (6,697)
  Cash flows from investing activities:
     Net increase in interest-bearing deposits
      in other financial institutions                                      0          (3,993)
     Net (increase) decrease in federal funds sold                   (17,420)         16,772
     Securities available for sale:
          Proceeds from sales                                          9,927          12,796
          Proceeds from maturities                                    15,327           7,792
          Payment for purchases                                      (15,359)        (36,944)
     Net decrease in loans                                             4,353           4,138
     Capital expenditures                                               (229)            (82)
     Proceeds from sale of other real estate                             505             372
  Net cash provided by (used in) investing activities                 (2,896)            851

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                        Mid-Wisconsin Financial Services, Inc.
                                 and Subsidiary
                Consolidated Statements of Cash Flows ($ in Thousands)
                                  (Unaudited)
                                                                         Six months ended
                                                                   June 30, 2010   June 30, 2009
  Cash flows from financing activities:
     Net decrease in deposits                                           (7,217)        (16,617)
     Net increase in short-term borrowings                               2,539           8,763
     Proceeds from issuance of long-term borrowings                     22,061           6,500
     Principal payments on long-term borrowings                        (22,061)         (5,000)
     Proceeds from issuance of preferred stock                               0          10,000
     Issuance of common stock                                               15              18
     Cash dividends paid on preferred stock                               (273)           (129)
     Cash dividends paid on common stock                                     0            (181)
   Net cash provided by (used in) financing activities                  (4,936)          3,354
Net decrease in cash and due from banks                                 (2,679)         (2,492)
Cash and due from banks at beginning                                     9,824           9,605
Cash and due from banks at end                                          $7,145          $7,113
  Supplemental cash flow information:                                     2010            2009
     Cash paid during the year for:
          Interest                                                      $4,764          $5,814
          Income taxes                                                       0             379
  Noncash investing and financing activities:
          Loans transferred to other real estate                        $1,108            $722
          Loans charged-off                                              2,226             555
          Dividends declared but not yet paid on preferred stock            69              67
          Proceeds due from broker security transactions                     0           4,928
          Loans made in connection with the sale of
          other real estate                                                151               0

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                    MID-WISCONSIN FINANCIAL SERVICES, INC.
                                and Subsidiary
             Notes to Unaudited Consolidated Financial Statements
                               ($ in Thousands)

NOTE 1 - BASIS OF PRESENTATION

GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Mid-Wisconsin Financial Services, Inc.'s and Subsidiary's (the "Company") consolidated financial position, results of its operations, changes in stockholders' equity and cash flows for the periods presented, and all such adjustments are of a normal recurring nature. The consolidated financial positions include the accounts of all subsidiaries. All material intercompany transactions and balances are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. We have reviewed and evaluated subsequent events through the date this Form 10-Q was filed.

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2009 ("2009 Form 10-K") should be referred to in connection with the reading of these unaudited interim financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standard intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard requires companies to disclose the date through which they have evaluated subsequent events and the basis of that date, as to whether it represents the date the financial statements were issued or were available to be issued. It also provides guidance regarding circumstances under which companies should and should not recognize events or transactions that occurred after the balance sheet date, which were not recognized in the financial statements. This accounting standard is effective for interim and annual periods ending after June 15, 2009. The Company adopted this accounting standard for the year ended December 31, 2009. In February 2010, the FASB amended this standard by requiring companies who file financial statements with the Securities and Exchange Commission ("SEC") to evaluate subsequent events through the date the financial statements are issued, and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The adoption of this accounting standard had no material impact on the Company's consolidated financial statements.

In June 2009, the FASB issued an accounting standard which requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity for consolidation purposes. The primary beneficiary of a variable interest entity is the enterprise that has
(1) the power to direct the activities of the variable interest entity that most significantly impact the variable interest entity's economic performance, and (2) the obligation to absorb losses of the variable interest entity that could potentially be significant to the variable interest entity or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity. This accounting standard was effective as of the beginning of the first annual reporting period beginning after November 15, 2009. The Company adopted this accounting standard on January 1, 2010, and the standard did not have a significant effect on the consolidated financial statements of the Company.

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

In April 2010, the FASB issued updated guidance relating to how a loan that is part of a pool should be accounted for if the loan is modified that it would constitute a troubled debt restructuring. Modified loans that are accounted for within a pool do not result in the removal of these loans from the pool even if the loan modification would be considered trouble debt restructuring. This accounting standard is effective for interim and annual periods ending on or after July 15, 2010. Adoption of this amendment is not expected to have a material impact on the consolidated financial statements of the Company.

In July 2010, the FASB issued an accounting standard update relating to improved disclosures about the credit quality of financing receivables and the allowance for credit losses. Companies would be required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This accounting standard will be effective for interim and annual reporting periods ending on or after December 15, 2010.

NOTE 2 - EARNINGS (LOSS) PER COMMON SHARE

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

                                                     Three Months Ended June 30,   Six Months Ended June 30,
                                                         2010          2009           2010          2009
                                                              ($ in Thousands, except per share data)
Net income (loss)                                        $328       ($1,094)          $341         ($817)
Preferred dividends, discount and premium                (160)         (158)          (321)         (228)
  Net income (loss) available to common equity            168        (1,252)            20        (1,045)
Weighted average shares outstanding                     1,649         1,645          1,649         1,645
Effect of dilutive stock options                            1             0              0             0
Diluted weighted average common shares outstanding      1,650         1,645          1,649         1,645
Basic and diluted earnings (loss) per common share      $0.10        ($0.76)         $0.01        ($0.64)

NOTE 3 - FAIR VALUE MEASUREMENTS

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

      LEVEL 3 - Fair value measurement is based on valuation models and methodologies that incorporate unobservable inputs, which are typically based on an entity's own assumptions, as there is little related market activity.

Some assets and liabilities, such as securities available for sale and impaired loans, are measured at fair values on a recurring basis under accounting principles generally accepted in the United States. Other assets and liabilities, such as loans held for sale, are measured at fair values on a nonrecurring basis.

In instances where the determination of the fair value measurements is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers specific to the asset or liability.

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

LOANS - Loans are not measured at fair value on a recurring basis. However, loans considered to be impaired are measured at fair value on a nonrecurring basis. The fair value measurement of an impaired loan is based on the fair value of the underlying collateral. Fair value measurements of underlying collateral that utilize observable market data such as independent appraisals reflecting recent comparable sales are considered Level 2 measurements. Other fair value measurements that incorporate estimated assumptions market participants would use to measure fair value are considered Level 3 measurements.

OTHER REAL ESTATE OWNED ("OREO") - Real estate acquired through or in lieu of loan foreclosure, also known as OREO, is not measured at fair value on a recurring basis. However, OREO is initially measured at fair value, less estimated costs to sell when it is acquired and is also measured at fair value, less estimated costs to sell if it becomes subsequently impaired.

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, were as follows:

                                                              Recurring Fair Value Measurements Using
                                                                      Quoted Price in
                                                Active Markets for   Significant Other     Significant
                                                 Assets Measured     Identical Assets    Observable Inputs   Unobservable Inputs
                                                  at Fair Value           Level 1             Level 2              Level 3
                                                                   ($ in Thousands)
June 30, 2010
Investment securities available for sale:
U.S. Treasury securities and obligations of U.S.
government corporations and agencies                  $12,001                $0               $12,001                   $0
Mortgage-backed securities                             65,654                 0                64,619                1,035
Obligations of states and political subdivisions       16,321                 0                15,794                  527
Corporate debt securities                               1,209                 0                     0                1,209
Total debt securities                                 $95,185                $0               $92,414               $2,771
Equity securities                                         150                 0                    50                  100
Total investment securities available for sale        $95,335                $0               $92,464               $2,871
December 31, 2009
Investment securities available for sale:
U.S. Treasury securities and obligations of U.S.
government corporations and agencies                   $3,179                $0                $3,179                   $0
Mortgage-backed securities                             81,766                 0                80,472                1,294
Obligations of states and political subdivisions       17,184                 0                16,657                  527
Corporate debt securities                               1,198                 0                     0                1,198
Total debt securities                                $103,327                $0              $100,308               $3,019
Equity securities                                         150                 0                    50                  100
Total investment securities available for sale       $103,477                $0              $100,358               $3,119

The table below presents a roll forward of the balance sheet amounts for the six months ended June 30, 2010 and for the year ended December 31, 2009, for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

($ in Thousands)                                     June 30, 2010   December 31, 2009
Balance at beginning of year                             $3,119             $1,952

Total gains (losses) (realized/unrealized)
     Included in earnings                                     0               (301)
     Included in other comprehensive income                  80                (58)

Purchases, sales, issuances and settlements, net           (328)              (268)

Transfers in and/or out of Level 3                            0              1,794
Balance at end of period                                 $2,871             $3,119

Information regarding the fair values of assets measured at fair value on a nonrecurring basis as of June 30, 2010 and December 31, 2009, were as follows:

                                         Nonrecurring Fair Value Measurements Using
                                          Quoted Price in
                                        Active Markets for   Significant Other       Significant
                      Assets Measured    Identical Assets    Observable Inputs   Unobservable Inputs
($ in Thousands)      at Fair Value           Level 1              Level 2             Level 3
June 30, 2010
Loans held for sale        $2,254                 $0                $2,254                  $0
Impaired loans             $9,991                 $0                    $0              $9,991
OREO                       $2,177                 $0                $2,177                  $0
December 31, 2009
Loans held for sale        $5,452                 $0                $5,452                  $0
Impaired loans             $9,535                 $0                    $0              $9,535
OREO                       $1,808                 $0                $1,808                  $0

The fair value of loans held for sale is based on observable current prices in the secondary market in which loans trade. All loans held for sale are categorized based on commitments received from secondary sources that the loans qualify for placement at the time of underwriting and at an agreed upon price. A gain or loss is recognized at the time of sale reflecting the present value of the difference between the contractual interest rate of the loan and the yield to investors.

At June 30, 2010 loans with a carrying amount of $11,444 were considered impaired and were written down to their estimated fair value of $9,991. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $1,453. During the year ended December 31, 2009 loans with a carrying amount of $11,825 were considered impaired and were written down to their estimated fair value of $9,535. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $2,290.

The fair value of OREO is based on observable market data such as independent appraisals or comparable sales. Any write-down in the carrying value of a property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition, are treated as period costs. Through June 30, 2010, the Bank acquired OREO of $1,108 measured at fair value less selling costs. In addition, an impairment write down of $75 was made against these real estate properties and charged to earnings for the six months ended June 30, 2010.

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

The estimated fair values of the Company's financial instruments on the balance sheet at June 30, 2010 and December 31, 2009 were as follows:

                                           June 30, 2010         December 31, 2009
                                       Carrying                Carrying
($ in Thousands)                        Amount    Fair Value    Amount    Fair Value
Financial assets:
  Cash and short-term investments       $33,642     $33,642     $18,901     $18,901
  Securities and other investments       97,951      98,120     106,093     106,649
  Net loans                             345,248     341,478     356,111     353,142
  Accrued interest receivable             2,134       2,134       1,940       1,940

Financial liabilities:
  Deposits                             $390,583    $395,085    $397,800    $396,069
  Short-term borrowings                  10,522      10,522       7,983       7,983
  Long-term borrowings                   42,561      43,015      42,561      43,446
  Subordinated debentures                10,310      10,310      10,310      10,310
  Accrued interest payable                1,107       1,107       1,287       1,287

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

DEPOSIT LIABILITIES - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW accounts, and money market accounts, is equal to the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

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

NOTE 4- INVESTMENT SECURITIES
(dollars in thousands)

The amortized cost and fair values of investment securities available for sale were as follows:

                                     Amortized   Gross Unrealized   Gross Unrealized
                                        Cost           Gains              Losses       Fair Value
                                                ($ in Thousands)
June 30, 2010
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies             $11,849           $152                  $0          $12,001
Mortgage-backed securities             63,236          2,445                  27           65,654
Obligations of states and political
subdivisions                           15,465            856                   0           16,321
Corporate debt securities               1,386              0                 177            1,209
Total debt securities                  91,936          3,453                 204           95,185
Equity securities                         150              0                   0              150
Totals                                $92,086         $3,453                $204          $95,335

                                     Amortized   Gross Unrealized   Gross Unrealized
                                        Cost           Gains              Losses       Fair Value
                                                ($ in Thousands)
December 31, 2009
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies              $3,200             $0                 $21           $3,179
Mortgage-backed securities             80,380          1,599                 213           81,766
Obligations of states and political
subdivisions                           16,739            481                  36           17,184
Corporate debt securities               1,386              0                 188            1,198
Total debt securities                 101,705          2,080                 458          103,327
Equity securities                         150              0                   0              150
Totals                               $101,855         $2,080                $458         $103,477

The amortized cost and fair values of investment debt securities available for sale at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in Thousands)                             Amortized Cost   Fair Value
Due in one year or less                            $1,905        $1,930
Due after one year but within five years            9,550         9,906
Due after five years but within ten years          15,883        16,512
Due in ten years or more                            1,361         1,183
Mortgage-backed securities                         63,237        65,654
Total debt securities available for sale          $91,936       $95,185

The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009.

                                  Less Than 12 Months        12 Months or More                Total
                                             Unrealized                 Unrealized                 Unrealized
                                Fair Value     Losses      Fair Value     Losses      Fair Value     Losses
                                                         ($ in Thousands)
June 30, 2010
US Treasury obligations and
direct obligations of U.S.
government agencies                  $0           $0            $0           $0             $0          $0
Mortgage-backed securities            0            0           699           27            699          27
Corporate securities                  0            0           410          177            410         177
Obligations of states and
political subdivisions                0            0             0            0              0           0
Total temporarily impaired
securities                           $0           $0        $1,109         $204         $1,109        $204

December 31, 2009
US Treasury obligations and
direct obligations of U.S.
government agencies              $3,179          $21            $0           $0          $3,179        $21
Mortgage-backed securities       13,865          114         1,305           99          15,170        213
Corporate securities                184           27           189          161             373        188
Obligations of states and
political subdivisions            3,072           36             0            0           3,072         36
Total temporarily impaired
securities                      $20,300         $198        $1,494         $260         $21,794       $458

Each quarter the Company reviews its investment securities portfolio to monitor its exposure to other-than-temporary impairment ("OTTI") that may result due to the current adverse economic conditions. We utilize a third party vendor to assist in the determination of the fair value of our investment portfolio. A determination as to whether a security's decline in market value is OTTI takes into consideration numerous factors. Some factors the Company may consider in the OTTI analysis include: the length of time and extent to which the fair value has been less than the security's carrying value, the characteristics of the underlying collateral, changes in security ratings, the financial condition of the issuer, discounted cash flow analysis and industry specific economic conditions. In addition, the Company may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds, and the value of any underlying collateral. To determine OTTI, we utilize a discounted cash flow model to estimate the fair value of the security. The use of a discounted cash flow model involves judgment, particularly of interest rates, estimated default rates and prepayment speeds.

Based on the Company's evaluation, management does not believe any remaining unrealized loss at June 30, 2010 represents an OTTI as these unrealized losses are primarily attributable to changes in interest rates and the current volatile market conditions, and not credit deterioration. At June 30, 2010, there were no investment securities in an unrealized loss position for less than 12 months. There were five individual securities in an unrealized loss positions for 12 months or more. The Company currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above table before recovery of their amortized cost basis.

During 2009, the Company determined that credit-related OTTI write-downs of $301 on the Company's holding of a trust preferred debt security and a pool of non-agency mortgage backed security were necessary. Interest on the trust preferred security is in deferral and the security was placed on nonaccrual status during the third quarter 2009. At June 30, 2010 and December 31, 2009, the fair values of these specific securities with OTTI were $534 and $527, respectively.

The following is a summary of the credit loss portion of OTTI recognized in earnings on investment securities.

($ in Thousands)                                          June 30, 2010
Balance of credit-related OTTI at December 31, 2009              $301
Credit losses on newly identified impairment                        0
Balance of credit-related OTTI at June 30, 2010                  $301

NOTE 5 - OTHER REAL ESTATE OWNED

A summary of OREO, which is included in other assets, is as follows:

($ in Thousands)                                    June 30, 2010   December 31, 2009
Balance at beginning of year                             $1,808             $2,556
Transfer of loans at net realizable value to OREO         1,108              1,652
Sale proceeds                                              (505)            (1,012)
Loans made in sale of OREO                                 (151)              (339)
Net loss from sale of OREO                                   (8)               (91)
Provision charged to operations                             (75)              (958)
Balance at end of period                                 $2,177             $1,808

Changes in the valuation reserve for losses on OREO were as follows:

($ in Thousands)                                    June 30, 2010   December 31, 2009
Beginning Balance                                        $2,994             $2,616
Provision charged to operations                              75                958
Amounts related to OREO disposed of                        (330)              (580)
Balance at end of period                                 $2,739             $2,994

The largest asset in OREO as of June 30, 2010 consists of the remaining commercial real estate property associated with a loan to a former car dealership ("Impaired Borrower") received in 2007 from the surrender of assets as described in our 2009 Form 10-K. In March 2010, the remaining residential real estate property of the Impaired Borrower was sold. Evaluations of the fair market value of the properties are done quarterly and valuation adjustments, if necessary, are recorded in our consolidated financial statements. Valuation adjustments of the OREO from the Impaired Borrower totaled $698 in 2009. Previous valuations on the properties of the Impaired Borrower represented fair value based on appraisals and an accepted offer to purchase which was subject to various contingencies and subsequently not consummated. The current carrying values of the OREO represent the fair value based on the highest and best use of the properties. The remaining commercial real estate property is under contract to be sold during the third quarter 2010 with no additional valuation adjustments anticipated. There were 14 properties held as OREO at June 30, 2010 and December 31, 2009, respectively.

NOTE 6- LONG-TERM BORROWINGS

Long-term borrowings were as follows.

($ in Thousands)                    June 30, 2010   December 31, 2009
Federal Home Loan Bank advances         $32,561            $32,561
Structured repurchase agreements         10,000             10,000
  Total long-term borrowings            $42,561            $42,561

FEDERAL HOME LOAN BANK ADVANCES - Long-term advances from the Federal Home Loan Bank ("FHLB") have maturities through 2015 and had weighted-average interest rates of 3.72% and 4.04% at June 30, 2010 and December 31, 2009, respectively.

On April 5, 2010, $22,061 of FHLB Advances ("Advances") were restructured to take advantage of low interest rates and the ability to lock-in these rates for a longer period. The average duration of all Advances when this transaction was consummated was extended to 3.62 years from 1.83 years and the weighted average interest rate dropped to 3.72% from 4.04%. The rate of the restructured Advances dropped from 4.71% to 3.02%, and after accounting for the amortization of the cancellation penalties is 4.11%. Management reviewed the present value of the cash flows before and after the restructuring and determined the restructuring was closely related to the original contract within accounting guidance that allows the prepayment penalty to be incorporated into the new borrowing agreements.

STRUCTURED REPURCHASE AGREEMENTS - Fixed rate structured repurchase agreements, which mature in 2014 and 2015, are callable in 2013, and have weighted-average interest rates of 3.47% at June 30, 2010 and December 31, 2009.

NOTE 7- STOCKHOLDERS' EQUITY
($ in thousands)

The Company's Articles of Incorporation, as approved and amended at a shareholder meeting on January 22, 2009, authorized the issuance of 10,000 shares of Series A, no par value, Preferred Stock and 500 shares of Series B, no par value, Preferred Stock. On February 20, 2009, under the United States Department of the Treasury ("Treasury") Capital Purchase Program ("CPP"), the Company issued 10,000 shares of Series A Preferred Stock and 500 shares of Series B Preferred Stock to the Treasury. The warrants for the Series B Preferred Stock were immediately exercised for 500 shares. Total proceeds received were $10,000. The proceeds received were allocated between the Series A Preferred Stock and the Series B Preferred Stock based upon their relative fair values, which resulted in the recording of a discount on the Series A Preferred Stock and a premium on the Series B Preferred Stock. The discount and premium are being amortized over five years. The allocated carrying values of the Series A Preferred Stock and Series B Preferred Stock on the date of issuance (based on their relative fair values) were $9,442 and $558, respectively. The allocated carrying values of the Series A Preferred Stock and Series B Preferred Stock on June 30, 2010 were $9,580 and $544, respectively. Cumulative dividends on the Series A Preferred Stock accrue and are payable quarterly at a rate of 5% per annum for five years. The rate will increase to 9% per annum thereafter if the shares are not redeemed by the Company. The Series B Preferred Stock dividends accrue and are payable quarterly at 9%. The Company is prohibited from paying any dividend with respect to shares of its common stock unless all accrued and unpaid dividends are paid in full on the Preferred Stock for all past dividend periods. The Preferred Stock is non-voting, other than on matters that could adversely affect the Preferred Stock. The Preferred Stock may be redeemed at any time with regulatory approval. All $10,000 of the CPP proceeds qualify as Tier 1 Capital for regulatory purposes at the holding company level 1.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

We operate as a one-bank holding company and own all of the outstanding capital stock of Mid-Wisconsin Bank (the "Bank"), chartered as a state bank in Wisconsin. The Bank is engaged in general commercial and retail banking services, including wealth management services.

The following management's discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition as of June 30, 2010 and December 31, 2009 and results of operations for the three-month and six- month periods ended June 30, 2010 and 2009. It is intended to supplement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this document and in documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management's plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements may be identified by the use of words such as "believe," "expect," "anticipate," "plan," "estimate," "should," "will," "intend," or similar expressions. Stockholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Company and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond the Company's control, include the following:

   o operating, legal and regulatory risks including the effects of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act and Regulations promulgated there under;
   o economic, political and competitive forces affecting our banking and wealth management businesses;
   o impact on net interest income from changes in monetary policy and general economic conditions;
   o the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;
   o other factors discussed under Item 1A, "Risk Factors" in our 2009 Form 10-K and elsewhere herein, and from time to time in our other filings with the Securities and Exchange Commission after the date of this report.

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

ALLOWANCE FOR LOAN LOSSES:   Management's evaluation process used to determine
the adequacy of the allowance for loan losses is subject to the use of estimates, assumptions, and judgments. The evaluation process combines several factors: management's ongoing review and grading of the loan portfolio, size of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance for loan losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be classified differently or charged-off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The company believes the allowance for loan losses is adequate as recorded in the consolidated financial statements.

OTHER REAL ESTATE OWNED ("OREO"): Real estate acquired through, or in lieu of, loan foreclosure is held for sale and initially recorded at fair value at the date of foreclosure, establishing a new cost basis. The fair value is based on appraised or estimated values obtained, less estimated costs to sell, and adjusted based on highest and best use of the properties, or other changes. There are uncertainties as to the price we may ultimately receive on the sale of the properties, potential property valuation allowances due to declines in the fair values, and the carrying costs of properties for expenses such as utilities, real estate taxes, and other ongoing expenses that may affect future earnings.

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

Summary

We reported net income to common stockholders OF $168, OR $0.10 per common share, for the quarter ended June 30, 2010. This compares to a net loss to common stockholders of $148, or $0.09 per common share, for the quarter ended March 31, 2010, and a net loss to common stockholders of $1,252, or $0.76 per common share, for the quarter ended June 30, 2009. For the six months ended June 30, 2010, net income to common stockholders was $20, or $0.01 per common share, compared to a net loss to common stockholders of $1,045 or $0.64 per common share, in the comparable 2009 period.

This is the first quarter since the quarter ended March 31, 2009 for which the Company recorded a profit. Financial results continue to be impacted mainly by historically high provision for loan losses and foreclosure/OREO expenses. Aside from that, we believe that the Company's basic fundamentals remain healthy. Net interest income remains level to slightly increasing, noninterest income has increased slightly after adjusting for one-time gains, and noninterest expense continues to trend slightly lower (with 2009 being the exception). No cash dividends were paid to common stockholders in the second quarter of 2010 or 2009.

Other key factors affecting the current quarter were:

   o Net interest income of $4,194, on a fully taxable-equivalent basis, for the three months ended June 30, 2010, remained flat as compared to the amount recorded in the corresponding quarter in 2009. Taxable-equivalent interest income decreased $445, the same amount as the decrease in interest expense on deposits and borrowings. In general, declines in investment or loan rates due to competition or the market have been offset by decreases in the rates on our deposit products. The largest category of interest bearing liabilities is time deposits which comprise 51% of total interest bearing liabilities. The cost of this deposit category continued to decline as evidenced by a 65 basis point decrease from the second quarter of 2009 to 2010.

   o Loans of $351,346 at June 30, 2010, decreased $7,270 from December 31, 2009. Contributing to the decline were $1,473 of net charge-offs and a $2,900 loan pay-off during the second quarter of 2010. Loan demand remained depressed across all of our markets and slow and uneven loan demand is expected to continue through 2010. Although competition among local and regional banks for creditworthy borrowers and core deposit customers remains high, we remain committed to supporting our markets through lending to creditworthy borrowers as opportunities arise.

   o Total deposits were $390,583 at June 30, 2010 or $7,217 below the December 31, 2009 level due primarily to the maturity and non-replacement of a $5,100 brokered certificate of deposit.

   o Net charge-offs were $1,473 in the second quarter of 2010, $487 during the first three months of 2010, and $302 for the second quarter of 2009. The provision for loan losses was $955 for the second quarter of 2010 compared with $1,400 for the first quarter of 2010 and $750 in the related 2009 period. The provision is starting to trend down from the elevated amounts recorded in 2009. The elevated provisions are mainly the result of increases in the economic factors applied to all loan types that include: the high unemployment rate in our market areas, increased delinquencies in existing commercial real estate and construction credits resulting from weakness in the local economies and in certain participation loans, further deterioration in collateral values, and internal assessments of currently performing loans with increased risk for future delinquencies. The level of provisioning during the first six months of 2010 resulted in an increase in the allowance for loan losses to 2.38% of total loans at June 30, 2010 compared to 2.22% at December 31, 2009 and 2.12% at June 30, 2009.

   o Nonperforming assets were $17,286 at June 30, 2010 as compared to $15,620 at March 31, 2010 and $16,562 at year-end 2009. The increase in collateral-dependent nonperforming assets in the loan portfolio was mainly the result of management's continued monitoring of the effects of the slowdown in the local economies on our loan portfolio. Based on the results of the last five quarters, we believe that the level of nonperforming assets are stabilizing.

   o Noninterest income during the three months ended June 30, 2010 was $1,220, down $285 from the same period of 2009. If gain on sales of investment securities were excluded from both periods, noninterest income would have been identical to same period 2009 results.

   o Noninterest expense for the three months ended June 30, 2010 was $3,945, a decrease of $936 compared to the related 2009 period. Foreclosure/OREO expenses representing the cost to foreclose and maintain these foreclosed properties declined most significantly from $886 in the second quarter of 2009 to $130 in the second quarter of 2010. This decrease is in contrast to the historically high expenses we have incurred in recent years. FDIC expenses declined $222 in the second quarter of 2010 from the same quarter 2009 due to a special assessment that occurred in 2009.

   o Stockholders' equity at June 30, 2010 was $44,301 compared to $43,184 at December 31, 2009. The single largest factor increasing capital was an increase in the fair value of the investment portfolio (Other Comprehensive Income) of $1,021.

While results are on an improving trend, as evidenced in the second quarter of 2010, we expect to be challenged for the remainder of the year in reducing the level of non-performing assets and related collection expenses, by an increasing number of real estate foreclosures, flat commercial and agricultural loan demand, and maintaining and improving our net interest margin. On the positive side, commodity prices appear to have stabilized which should provide much needed relief for our agricultural business customers, and unemployment rates, while still historically high, have seen some downward movement. At the end of March 2010, the unemployment rate in the counties we serve was almost 12%. As of the end of June 2010, it was just under 9%.

The following table presents a summary of our quarterly financial results.

Table 1: Summary Results of Operations
($ in Thousands, except per share data)
                                                                    Three Months Ended,
                                                June 30,   March 31,   December 31,   September 30,   June 30,
                                                  2010       2010          2009           2009          2009
Results of operations:
Interest income                                 $6,391     $6,457        $6,623         $6,665        $6,822
Interest expense                                 2,255      2,328         2,456          2,554         2,701
Net interest income                              4,136      4,129         4,167          4,111         4,121
Provision for loan losses                          955      1,400         2,856          2,150         2,750
Net interest income after provision for loan
losses                                           3,181      2,729         1,311          1,961         1,371
Noninterest income                               1,220        987         1,001          1,020         1,505
Other-than-temporary impairment losses, net          0          0             0            289            12
Noninterest expenses                             3,945      3,782         3,787          3,981         4,881
Income (loss)  before income taxes                 456        (66)       (1,475)        (1,289)       (2,017)
Income tax expense (benefit)                       128        (79)         (479)          (614)         (923)
Net income (loss)                                  328         13          (996)          (675)       (1,094)
Preferred stock dividends, discount, and
premium                                           (160)      (161)         (159)          (158)         (158)
Net income (loss) available to common equity      $168      ($148)      ($1,155)         ($833)      ($1,252)
Earnings (loss) per common share:
Basic and diluted                                $0.10     ($0.09)       ($0.70)        ($0.51)       ($0.76)
Cash dividends per common share                   N/A       $0.00          N/A           $0.00          N/A
Weighted average common shares outstanding:
Basic                                            1,649       1,648        1,647          1,646         1,645
Diluted                                          1,650       1,648        1,647          1,646         1,645
SELECTED FINANCIAL DATA
Period-End Balances:
Loans                                         $351,346    $357,064     $358,616       $357,865      $359,080
Total assets                                   501,496     502,191      505,460        494,873       497,540
Deposits                                       390,583     393,193      397,800        377,370       369,058
Stockholders' equity                            44,301      43,378       43,184         44,721        44,627
Book value per common share                     $20.71      $20.18       $20.10         $21.05        $21.02
Average Balance Sheet
Loans                                         $358,221    $360,731     $362,045       $363,619      $365,438
Total assets                                   503,767     504,730      498,744        498,733       500,149
Deposits                                       395,057     395,747      382,668        376,476       382,045
Short-term borrowings                            8,454       9,079       12,488         15,085        10,288
Long-term borrowings                            42,561      42,561       42,561         45,929        47,698
Stockholders' equity                            43,848      43,618       44,930         44,767        46,317
Financial Ratios:
Return on average equity                          1.54%      -1.38%      -10.20%         -7.38%       -10.84%
Return on average common equity                   2.00%      -1.79%      -13.14%         -9.51%       -13.83%
Average equity to average assets                  8.70%       8.64%        9.01%          8.98%         9.26%
Common equity to average assets                   6.70%       6.59%        6.64%          6.95%         6.92%
Net interest margin (1)                           3.52%       3.55%        3.53%          3.48%         3.53%
Total risk-based capital                         14.93%      14.88%       14.49%         15.67%        15.06%
Net charge-offs to average loans                  0.41%       0.14%        0.92%          0.37%         0.08%
Nonperforming loans to total loans                4.11%       3.59%        3.93%          4.02%         3.21%
Efficiency ratio (1)                             72.86%      73.05%       72.33%         82.04%        85.85%
Net interest income to average assets (1)         0.82%       0.82%        0.84%          0.82%         0.82%
Noninterest income to average assets              0.24%       0.20%        0.20%          0.20%         0.30%
Noninterest expenses to average assets            0.78%       0.75%        0.76%          0.80%         0.98%
Stock Price Information (2)
High                                            $11.00       $9.10        $8.30         $12.50        $16.25
Low                                               9.00        6.00         7.00           8.30          8.50
Market price at quarter end                       9.50        9.00         7.00           8.30         13.15

(1)  Fully taxable-equivalent basis, assuming a Federal tax rate of 34% and excluding disallowed interest expense.
(2)  Bid price

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis for the six months ended June 30, 2010, was $8,385, up from $8,308 in the related 2009 period. This $77 increase in taxable-equivalent net interest income was a function of favorable volume variances (as balance sheet changes in both volume and mix increased taxable-equivalent net interest income by $116) offset by unfavorable interest rate changes (as the impact of changes in the interest rate environment and product pricing decreased taxable-equivalent net interest income by $39). The change in mix and volume of earning assets increased taxable-equivalent net interest income by $209, while the change in volume and composition of interest-bearing liabilities decreased taxable-equivalent net interest income by $93. Rate changes on earning assets reduced interest income by $1,039, while changes in rates on interest-bearing liabilities lowered interest expense by $1,000, for a net unfavorable impact of $39.

The net interest margin for the first six months of 2010 was 3.54%, relatively unchanged from 3.55% in the related 2009 period. For 2010, the yield on earning assets of 5.47% was 42 basis points ("bps") lower than the comparable period last year. Loan yields decreased 38 bps, to 6.06%, impacted by higher levels of nonaccrual loans, lower loan yields given the repricing of adjustable rate loans, soft loan demand, and competitive pricing pressures to retain and/or obtain creditworthy borrowers. The yield on securities and short-term investments decreased 34 bps, which was impacted by the lower interest rate environment available to reinvest bank liquidity.

The cost of interest-bearing liabilities of 2.27% for the first six months of 2010 was 50 bps lower than the related 2009 period. The average cost of interest-bearing deposits was 1.98%, while the cost of wholesale funding (comprised of short-term borrowings and long-term borrowings) decreased 13 bps to 3.47% for the six months ended June 30, 2010. The $10,310 of subordinated debentures have a fixed rate of 5.98% until December 15, 2010, after which they will have a floating rate equal to the three-month LIBOR plus 1.43%.

Average earning assets of $478,169 for the first six months of 2010 were $5,761
higher than the comparable period last year.   Average loans decreased $5,650
as a result of soft loan demand while average investments grew $11,411 as a result of the lack of loan growth and excess liquidity position of the Bank.

Average interest-bearing liabilities of $406,501 for the first six months of 2010 were up $6,720 over the related 2009 period. Average interest-bearing deposits grew $12,996, attributable to higher levels of interest-bearing deposits and time deposits while average noninterest-bearing deposits increased $693. Given the soft loan demand and growth in deposits, average wholesale funding decreased by $6,276.

Table 2:  Year-To-Date Net Interest Income Analysis - Taxable Equivalent Basis
($ in Thousands)
                                                  Six months ended June 30, 2010        Six months ended June 30, 2009
                                              Average     Interest        Average     Average     Interest        Average
                                              Balance   Income/Expense   Yield/Rate   Balance   Income/Expense   Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                            $359,469      $10,807         6.06%     $365,119      $11,667          6.44%
Investment securities:
  Taxable                                      92,645        1,833         3.99%       71,694        1,656          4.66%
  Tax-exempt (2)                               10,184          281         5.57%       12,272          381          6.26%
Other interest-earning assets                  15,871           47         0.60%       23,323           94          0.81%
Total earning assets                         $478,169      $12,968         5.47%     $472,408      $13,798          5.89%

Cash and due from banks                        $7,573                                  $7,581
Other assets                                   27,040                                  21,460
Allowance for loan losses                      (8,520)                                 (5,183)
Total assets                                 $504,264                                $496,266

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand                     $34,879         $107         0.62%      $30,428         $100          0.66%
  Savings deposits                            103,542          532         1.04%      108,156          791          1.47%
  Time deposits                               206,443        2,753         2.69%      193,285        3,263          3.40%
Short-term borrowings                           8,765           39         0.89%        9,996           57          1.15%
Long-term borrowings                           42,561          845         4.00%       47,606          972          4.12%
Subordinated debentures                        10,310          307         5.98%       10,310          307          5.98%
Total interest-bearing liabilities           $406,501       $4,583         2.27%     $399,781       $5,490          2.77%

Demand deposits                                50,535                                  49,842
Other liabilities                               3,523                                   3,260
Stockholders' equity                           43,705                                  43,383
Total liabilities and stockholders' equity   $504,264                                $496,266

Net interest income and rate spread                         $8,385         3.20%                    $8,308          3.12%
Net interest margin                                                        3.54%                                    3.55%

(1)  Non-accrual loans are included in the daily average loan balances outstanding.
(2)  The yield on tax-exempt loans and investments is computed on a tax-equivalent basis using a Federal tax rate of 34% and excluding disallowed interest expense.
(3)  Interest income includes loan fees of $184 in 2010 and $289 in 2009.

Table 3:  Quarterly Net Interest Income Analysis - Taxable Equivalent Basis
($ in Thousands)
                                                Three months ended June 30, 2010        Three months ended June 30, 2009
                                              Average     Interest        Average     Average     Interest        Average
                                              Balance   Income/Expense   Yield/Rate   Balance   Income/Expense   Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                            $358,221      $5,396          6.04%     $365,438      $5,815           6.38%
Investment securities:
  Taxable                                      95,094         896          3.78%       76,322         855           4.49%
  Tax-exempt (2)                                9,960         135          5.43%       11,665         180           6.18%
Other interest-earning assets                  14,230          23          0.66%       23,230          45           0.79%
Total earning assets                         $477,505      $6,450          5.42%     $476,655      $6,895           5.80%

Cash and due from banks                        $7,506                                  $7,450
Other assets                                   27,594                                  21,533
Allowance for loan losses                      (8,837)                                 (5,489)
Total assets                                 $503,767                                $500,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand                     $33,720         $51          0.60%      $27,812         $46           0.66%
  Savings deposits                            103,630         271          1.05%      108,897         388           1.43%
  Time deposits                               207,200       1,352          2.62%      195,739       1,596           3.27%
Short-term borrowings                           8,454          19          0.89%       10,288          28           1.11%
Long-term borrowings                           42,561         410          3.86%       47,698         490           4.12%
Subordinated debentures                        10,310         153          5.98%       10,310         153           5.98%
Total interest-bearing liabilities           $405,875      $2,256          2.23%     $400,743      $2,701           2.70%

Demand deposits                                50,507                                  49,597
Other liabilities                               3,538                                   3,492
Stockholders' equity                           43,848                                  46,317
Total liabilities and stockholders' equity   $503,767                                $500,149

Net interest income and rate spread                        $4,194          3.19%                   $4,194           3.10%
Net interest margin                                                        3.52%                                    3.53%

(1)  Non-accrual loans are included in the daily average loan balances outstanding.
(2)  The yield on tax-exempt loans and investments is computed on a tax-equivalent basis using a Federal tax rate of 34% and excluding disallowed interest expense.
(3)  Interest income includes loan fees of $94 in 2010 and $179 in 2009.

Table 4:  Volume/Rate Variance - Taxable Equivalent Basis
($ in Thousands)
                                              Comparison of                     Comparison of
                                             Six months ended                Three months ended
                                         June 30, 2010 versus 2009        June 30, 2010 versus 2009
                                          Variance Attributable to         Variance Attributable to
                                                         Income/Expense                   Income/Expense
                                        Volume    Rate    Variance (1)    Volume    Rate    Variance (1)
Interest Income: (2)
  Loans                                  (180)    (680)      (860)         (115)    (304)       (419)
  Taxable investments                     484     (307)       177           210     (169)         41
  Nontaxable investments                  (65)     (35)      (100)          (26)     (19)        (45)
  Other interest income                   (30)     (17)       (47)          (18)      (4)        (22)
Total interest-earning assets             209   (1,039)      (830)           51     (496)       (445)

Interest Expense:
  Interest-bearing demand                  15       (8)         7            10       (5)          5
  Savings deposits                        (34)    (225)      (259)          (19)     (98)       (117)
  Time deposits                           222     (732)      (510)           93     (337)       (244)
  Short-term borrowings                    (7)     (11)       (18)           (5)      (4)         (9)
  Long-term borrowings                   (103)     (24)      (127)          (53)     (27)        (80)
  Subordinated debentures                   0        0          0             0        0           0
Total interest-bearing liabilities         93   (1,000)      (907)           26     (471)       (445)
Net interest income, taxable equivalent   116      (39)        77            25      (25)         (0)

(1) The change in interest due to both rate and volume has been allocated to rate.
(2) The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a tax rate of 34% adjusted for the disallowance of interest expense.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the first six months of 2010 was $2,355, compared to $3,500 for the same period in 2009 and $8,506 for the full year 2009. In the second quarter comparison, the provision for loan losses was $955 and $2,750 for 2010 and 2009, respectively. The $1,795 increased provision taken during the second quarter 2009 was attributable to increased delinquency rates, specific allocations made for several commercial borrowers due to noticeable deterioration in their operations, declines in collateral values and our loan concentration in the dairy industry. Net charge offs were $1,960 for the first six months of 2010, compared to $442 for the same period of 2009 and
$5,091 for the full year 2009.   At JUNE 30, 2010, THE ALLOWANCE FOR LOAN
LOSSES WAS $8,352, compared to $7,957 reported at December 31, 2009. The coverage ratio of the allowance for loan losses to total loans was 2.38% and 2.22% at June 30, 2010 and December 31, 2009, respectively. Nonperforming loans at June 30, 2010 were $14,456, compared to $14,093 at December 31, 2009, representing 4.11% and 3.93% of total loans, respectively. The ratio increase was more a result of a decrease in the denominator (loans), than an increase in the numerator (non-performing loans).

While our credit quality metrics continue to show more stress than our historical standards, we are encouraged by improving trends exhibited during the second quarter of 2010. We believe the current level of provisioning and level of our allowance for loan losses followed the direction of our policies and was adequate to cover anticipated and unexpected loan losses inherent in our loan portfolio. We may need to increase provisions in the future should the quality of the loan portfolio continue to decline or other factors used to determine the allowance worsen. Please refer to the discussion on "Allowance for Losses" on page 36 for further information.

NONINTEREST INCOME

Table 5:  Noninterest Income
($ in Thousands)
                                      Three months ended              Six months ended
                                June 30,   June 30,   Percent   June 30,   June 30,   Percent
                                  2010       2009     Change      2010       2009     Change
Service fees                      $317       $300        6%       $604       $602        0%
Trust service fees                 287        251       14%        564        485       16%
Investment product commissions      57         65      -12%        107        118       -9%
Mortgage banking                   148        168      -12%        298        290        3%
Gain on sale of investments        168        453       NM         168        453      -63%
Other operating income             243        268       -9%        466        452        3%
Total noninterest income        $1,220     $1,505      -19%     $2,207     $2,400       -8%

Noninterest income for the first six months of 2010 was $2,207, down $193 from the first six months of 2009. Gain on sale of investment securities was $285 lower than the comparable period in 2009.

Noninterest income for the second quarter 2010 was $1,220, down $285 from the second quarter 2009. Investment security gains decreased $285 between quarterly time periods.

Service fees remain relatively unchanged from the comparable three-month and six-month periods because of stable deposit fees and customer activity.

The Wealth Management Services Group generates trust service fees and investment product commissions. Wealth Management income was $671 in the first six months of 2010, up $68 from the same period in 2009, primarily due to the increase in the equity market valuations of the assets under management on which fees are based.

Gain on the sale of investments of $168 for the first six months of 2010 were attributable to the sale of $9,927 of mortgage-related securities, compared to a $453 gain on sale of $12,717 of mortgage-related securities for the comparable period in 2009. The purpose of these sales is to take advantage of favorable pricing, reduce extension risk as interest rates rise, and reduce odd lot positions in the investment securities portfolio.

NONINTEREST EXPENSE

Table 6:  Noninterest Expense
($ in Thousands)
                                        Three months ended                     Six months ended
                                 June 30,   June 30,   Percent   June 30,   June 30,   Percent
                                   2010       2009     Change      2010       2009     Change
Salaries and employee benefits   $2,105     $1,965        7%     $4,210     $4,170       1%
Occupancy                           469        487       -4%        930        964      -4%
Data processing                     162        151        7%        328        328       0%
Foreclosure/OREO expense            130        886       NM         124        963      NM
Legal and professional fees         184        239      -23%        381        447     -15%
FDIC expense                        230        452      -49%        465        610     -24%
Other                               665        701       -5%      1,289      1,200       7%
Total noninterest expense        $3,945     $4,881      -19%     $7,727     $8,682     -11%

Noninterest expense was $7,727 for the first six months of 2010, a decrease of $955 from the first six months of 2009. Salary and employee benefits and other expenses were up $129; while collectively all other noninterest expenses decreased $1,084 compared to 2009.

Noninterest expense for the second quarter 2010 was $3,945, down $936 from the second quarter 2009. In the same period comparison, foreclosure/OREO expenses and FDIC expense decreased $978 while salaries and employee benefits increased $140. In the second quarter of 2009, foreclosure/OREO expenses included $777 of OREO impairment write-downs and FDIC expense included a $230 special assessment.

The cost containment initiatives implemented during the first quarter of 2009 have been sustained throughout 2010 as evidenced by overall noninterest expenses decreasing 11% year-to-date and 19% for the second quarter 2010.

In our continuing effort to control costs, salaries remain frozen for 2010. However, salaries and employee benefits increased $40 to $4,210 for the first six months of 2010. Increases included salaries from newly hired employees (#37), health care premiums ($39), payroll taxes ($11), decreases included a drop in sale incentives ($105), and 2009 included a $125 recovery from the closure of our self-funded health insurance plan.

Occupancy expense of $930 for the first half of 2010 decreased $34 from the comparable period last year, mostly due to decreased equipment depreciation, building maintenance expenses, and utility costs. Foreclosure/OREO expense of $124 decreased $839, primarily due to a $688 reduction in OREO valuation write-down year-to-year and a $68 decrease in losses on sale of OREO from 2009.
Legal and professional fees of $381 decreased $66, primarily due to legal costs associated with issuing preferred stock to participate in the Capital Purchase Program during 2009. A decrease in FDIC expense of $145 was primarily due to a one-time FDIC special assessment expense of $230 in 2009.

The other expense category increased $89 from the first six months of 2009, primarily due to increased marketing costs, loan servicing costs and the valuation methodology used in accounting for deferred director fees. The expense or benefit associated with deferred director fee accounts are impacted by the market price of the Company's common stock. In the first six months of 2010, the average bid and ask price of the Company's common stock increased $3.35 resulting in a deferred director fee expense for the period.

INCOME TAXES

For the first six months of 2010, the income tax expense was $48 compared to an $823 income tax benefit for the comparable period in 2009. The tax benefit in 2009 was due to a relatively large operating loss for the first six months of 2009. Management determined that a valuation allowance on deferred tax assets was not necessary. Management further believes that tax benefits associated with current and past years pre-tax losses will be realized through the Company's ability to generate sufficient income in the future.

FINANCIAL CONDITION

INVESTMENT SECURITIES PORTFOLIO

At June 30, 2010, the total carrying value of investment securities was $95,335, a decrease of $8,142, or 7.9%, since December 31, 2009. In the second quarter 2010, $9,927 of investment securities were sold to take advantage of favorable pricing, reduce extension risk as interest rates rise, and reduce odd lot positions in the investment securities portfolio. The investment securities portfolio is intended to provide the Bank with adequate liquidity, flexible asset/liability management, a source of stable income, and while being structured to limit credit exposure to the Bank. All securities are classified as available for sale and are carried at market value. Unrealized gains and losses are excluded from earnings, but are reported as other comprehensive income in a separate component of stockholders' equity, net of income tax. Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method. Realized gains or losses on sales are based on the net proceeds and the adjusted carrying value amount of the securities sold using the specific identification method.

Table 7:  Investments
($ in Thousands)
                                                                    As of            As of
Investment Category                                   Rating   June 30, 2010   December 31, 2009
                                                               Amount      %     Amount      %
US Treasury & Agencies Debt
                                                        AAA   $12,001    100%    $3,179     100%
                                             Total            $12,001    100%    $3,179     100%
US Treasury & Agencies Debt as % of Portfolio                             13%                 3%

Mortgage-backed securities
                                                        AAA   $65,007     99%   $80,898      99%
                                                        A2         13      0%        11       0%
                                                        BA1         0      0%       514       1%
                                                        Baa1      284      0%         0       0%
                                                        B3        350      1%       343       0%
                                             Total            $65,654    100%   $81,766     100%
Mortgage-Backed Securities as % of Portfolio                              69%                79%

Obligations of State and Political Subdivisions
                                                        Aa1    $1,919     12%        $0       0%
                                                        Aa2     3,185     20%     2,299      13%
                                                        AA3     2,052     13%     3,449      20%
                                                        A1        532      3%       336       2%
                                                        A2          0      0%       875       5%
                                                        A3          0      0%       536       3%
                                                        Baa1      342      2%       342       2%
                                                        NR      8,291     50%     9,347      55%
                                             Total            $16,321    100%   $17,184     100%
Obligations of State and Political Subdivisions as
% of Portfolio                                                            17%                17%

Corporate Debt Securities
                                                        NR     $1,359    100%    $1,348     100%
                                             Total             $1,359    100%    $1,348     100%
Corporate Debt Securities as % of Portfolio                                1%                 1%

Total Market Value of Securities                              $95,335    100%  $103,477     100%

OBLIGATIONS OF STATE AND POLITICAL SUBDIVISIONS (MUNICIPAL SECURITIES): At June 30, 2010 and December 31, 2009, municipal securities were $16,321 and $17,184, respectively, and represented 17% of total investment securities based on market value. Municipal bond insurance company downgrades have resulted in credit downgrades to a few of our municipal security holdings; HOWEVER, management has determined that due to the nature of these obligations it is likely we will be repaid in full and thus no impairment has been recognized.

MORTGAGE-BACKED SECURITIES: At June 30, 2010 and December 31, 2009, mortgage-related securities (which include predominantly mortgage-backed securities and collateralized mortgage obligations) were $65,654 and $81,766, respectively, and represented 69% and 79%, respectively, of total investment securities based on fair value. The majority of the investment securities sold in the second quarter 2010 were from this category. The fair value of mortgage-related securities is subject to inherent risks based upon the future performance of the underlying collateral (mortgage loans) for these securities. Future performance is impacted by prepayment risk and interest rate changes. As a result of these risks, and as noted above, the company recorded a $12 OTTI write-down on one non-agency mortgage backed security during the second quarter 2009. Management performs due diligence before purchasing mortgage-backed securities. We invest in mature tranches with proven payment history and underlying securities consisting of mortgages under $200,000, which diversifies our exposure to loss.

CORPORATE DEBT SECURITIES: At June 30, 2010 and December 31, 2009, corporate debt securities were $1,359 and $1,348, respectively, and represented 1% of total investment securities based on market value. Corporate debt securities at June 30, 2010, consisted of trust preferred securities of $1,184, and other securities of $175. Corporate debt securities at December 31, 2009, consisted
of trust preferred securities of $1,173, and other securities of $175.   One
private placement trust preferred security ("TPS") in the investment security portfolio has been deferring quarterly interest payments since June 2009. Subsequently, this TPS was placed on nonaccrual status and an OTTI write-down of $289 was recorded in the third quarter of 2009. The Company performs quarterly evaluations to determine if additional OTTI has occurred. The evaluations have shown no additional OTTI since the original analysis.

The Federal Home Loan Bank of Chicago ("FHLB") announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or stop the FHLB Chicago from paying dividends or redeeming stock without prior approval. The FHLB of Chicago last paid a dividend in the third quarter of 2007. The bank is a member of the FHLB Chicago. Accounting guidance indicates that an investor in FHLB Chicago capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that reflects the investor's view of FHLB Chicago's long-term performance, which includes factors such as:
(1) its operating performance, (2) the severity and duration of declines in the market value of its net assets related to its capital stock amount, (3) its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, (4) the impact of legislation and regulatory changes on FHLB Chicago, and on the members of FHLB Chicago and (5) its liquidity and funding position. After evaluating all of these considerations, the company believes the cost of the investment will be recovered. Future evaluations of these factors could result in a different conclusion.

Loans

The Bank serves a diverse customer base throughout North Central Wisconsin, including the following industries: agriculture (primarily dairy), retail, manufacturing, service, resort properties, timber and businesses supporting the general building industry. During the current economic downturn, we have concentrated our efforts on originating loans in our local markets and assisting stressed loan customers by restructuring their loans and utilizing government loan programs such as SBA, USDA, and FSA to help them survive the current economic downturn and position their businesses to return to profitability in the future.

Total loans were $351,346 at June 30, 2010, a decrease of $7,270, or 2.0%, from December 31, 2009. Loan volume growth period to period was negatively impacted by the current credit environment and economic conditions, loan payoffs, and charge-offs that were taken in the second quarter of 2010.

Table 8:  Loans
($ in Thousands)
                                                                   As of,
                              June 30, 2010     March 31, 2010   December 31, 2009   September 30, 2009   June 30, 2009
                                       % of              % of                % of                 % of             % of
                              Amount   Total    Amount   Total   Amount      Total   Amount       Total   Amount   Total
Commercial                   $37,928    11%    $37,223    10%    $35,673      10%    $37,354       10%    $39,272    11%
Commercial real estate       137,862    39%    140,122    39%    138,891      39%    124,654       35%    127,492    36%
Real estate construction      32,314     9%     33,939    10%     35,417      10%     47,256       13%     47,580    13%
Agricultural                  40,038    12%     41,342    12%     42,280      12%     42,222       12%     40,865    11%
Real estate residential       96,322    27%     97,256    27%     99,116      27%     98,853       28%     96,213    27%
Installment                    6,882     2%      7,182     2%      7,239       2%      7,526        2%      7,658     2%
Total loans                 $351,346   100%   $357,064   100%   $358,616     100%   $357,865      100%   $359,080   100%


Owner occupied               $83,885    61%    $86,677    62%    $88,002      63%    $55,790       45%    $51,248    40%
Non-owner occupied            53,977    39%     53,445    38%     50,889      37%     68,864       55%     76,244    60%
  Commercial real estate    $137,862   100%   $140,122   100%   $138,891     100%   $124,654      100%   $127,492   100%

1-4 family construction       $2,234     7%     $3,283    10%     $3,523      10%     $3,909        8%     $4,180     9%
All other construction        30,080    93%     30,656    90%     31,894      90%     43,347       92%     43,400    91%
  Real estate construction   $32,314   100%    $33,939    100%   $35,417     100%    $47,256      100%    $47,580   100%

Our commercial loan portfolio consists primarily of commercial, commercial real estate, and real estate construction which collectively comprised 59% of our total portfolio as of June 30, 2010. These segments are considered to have more inherent risk of default than residential mortgage or retail loans. As a group, these loans decreased $1,877, or 0.9%, at June 30, 2010 from December 31, 2009.

Commercial loans were $37,928 at June 30, 2010, up $2,255, or 6.3%, since year-end 2009, and comprised 11% of total loans. The commercial loan classification primarily consists of multifamily residential properties and commercial loans to small businesses. Loans of this type represent a diverse range of industries. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower's operations or on the value of underlying collateral, if any.

Commercial real estate primarily includes commercial-based loans that are secured by nonfarm/nonresidential real estate properties. Commercial real estate loans totaled $137,862 at June 30, 2010, a decrease of $1,029, or 0.7%, from December 31, 2009. This segment represents 39% of total loans. Loans of this type are mainly secured by various types of commercial income properties. Credit risk is managed by utilizing sound underwriting guidelines and regular supervision of borrowers' financial condition. We lend primarily to a diverse group of borrowers in local markets which affords us the opportunity to periodically evaluate the underlying collateral and formally review a borrower's financial condition and overall creditworthiness on an ongoing basis.

Real estate construction loans declined $3,103, or 8.8%, from December 31, 2009 to June 30, 2010 with total balances of $32,314 representing 9% of the total loan portfolio at quarter-end. The continued decline in this loan category is indicative of the difficulties faced by businesses associated with the building trades industry. Loans in this classification provide financing for the acquisition or development of commercial income properties, multifamily projects or residential development, both single and multi family. The Company seeks to control the credit risk on these types of loans by making loans in familiar markets, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

Agricultural loans totaling $40,038 represented 12% of our total loan portfolio at June 30, 2010, down $2,242, or 5.3%, from year-end 2009. Loans in this classification include loans secured by farmland and operating loans used for agricultural production. Credit risk is managed by employing sound underwriting guidelines, periodically evaluating the underlying collateral, and formally reviewing the borrower's financial condition and overall creditworthiness on an ongoing basis.

Real estate residential loans totaled $96,322 and comprised 27% of total loans outstanding at June 30, 2010, down $2,794, or 2.8%, from year-end 2009. Residential mortgage loans include conventional first lien home mortgages and home equity loans. Home equity loans consist of home equity lines, and term loans, some of which are first lien positions. Nearly all of the Company's long-term fixed-rate residential real estate mortgage loans are sold into the secondary market without retention of servicing rights. Those residential loans held in our portfolio generally represent loans with maturities of between 3 and 5 years and provide for interest rate adjustments based on commonly used indices.

Installment loans totaled $6,882 at June 30, 2010, down $357, or 4.9%, compared to year-end 2009, and represented 2.0% of the loan portfolio. Loans in this classification include short-term and other personal installment loans not secured by real estate. Credit risk is primarily managed by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

An important element in managing the overall credit quality of our loan portfolio stems from the experience level of our credit administration personnel and our ability to implement and enforce sound loan underwriting and effective loan monitoring and administration on an ongoing basis. This includes, but is not limited to, a comprehensive loan policy to guide lending staff in their daily lending activities; the systematic monitoring of existing loans and commitments; the early identification of potential problem loans; an effective external loan review process; and a methodology used to evaluate the adequacy of our allowance for loan losses which incorporates nonaccrual and charge-off policies. An active credit risk management process is used for commercial loans to further ensure that sound and consistent credit decisions are being made. Credit risk is managed by detailed underwriting procedures, comprehensive loan administration, and periodic review of borrowers' outstanding loans and commitments. Borrower relationships are formally reviewed and graded on an ongoing basis for early identification of potential problems. Further analyses by customer, industry, and geographic location are performed to monitor trends, financial performance, and concentrations. Cash flows and collateral values are analyzed in a range of projected operating environments.

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2010, no significant industry concentrations existed in the Company's portfolio in excess of 30% of total loans. The Bank has developed guidelines to manage its exposure to various types of concentration risks, including commercial real estate and loans subject to supervisory limitations.

ALLOWANCE FOR LOAN LOSSES

The economic environment during 2009 and continuing into 2010 has presented unique credit related issues that have required management's attention. As a result, the Company focused on managing credit risk through enhanced asset quality administration, including early problem loan identification and timely resolution of problems. Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and on-going attention to loan payment performance.

At June 30, 2010, the allowance for loan losses was $8,352, compared to $7,957 at December 31, 2009. The allowance for loan losses as a percentage of total loans at June 30, 2010, was 2.38% and covered 58% of nonperforming loans, compared to 2.22% and 56%, respectively, at December 31, 2009. Management's allowance methodology includes an impairment analysis on commercial loans specifically identified by the Company as being impaired as well as other qualitative and quantitative factors in determining the overall adequacy of the allowance for loan losses.

Declining collateral values and elevated levels of unemployment have significantly contributed to the elevated levels of nonperforming loans, net charge offs, and allowance for loan losses over historical levels. During this time period, the Company has continued to review its underwriting and risk-based pricing guidelines for commercial real estate and real estate construction lending, as well as for new home equity and residential mortgage loans, to reduce potential exposure within these portfolio categories. In the fourth quarter 2009 we hired a new Chief Credit Officer to focus on credit related issues and to strengthen the credit management process.

The provision for loan losses for the first six months of 2010 was $2,355, compared to $3,500 for the first six months of 2009, and $8,506 for the full year 2009. Management reviews the value of the collateral securing loans, nonperforming loan ratios, and levels of net charge offs in determining the appropriate amount of allowance for loan losses to record at the measurement date. Management believes these actions continue to recognize and appropriately address any significant credit quality issues in the loan portfolio.

Gross charge offs were $2,226 for the six months ended June 30, 2010, $555 for the comparable period ended June 30, 2009, and $5,283 for the full year 2009, while recoveries for the corresponding periods were $266, $113, and $192, respectively. The increase in net charge offs in 2010 was partially due to five commercial relationships totaling $754 and one real estate residential loan totaling $100 that were specifically reserved for in prior periods. Net charge offs in the fourth quarter 2009 included $1,880 in participation loans related to an ethanol plant in South Eastern Wisconsin and a recreational facility in Northern Illinois. Gross charge offs have exceeded historical levels as a result of challenging economic conditions caused by high levels of unemployment, declining collateral values, higher energy costs, and a depressed housing market. Together these conditions have had a negative impact on our business and consumer loan customers. Loans that are charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

Table 9:  Allowance for loan losses
($ in Thousands)
                                            June 30, 2010   March 31, 2010   December 31, 2009   September 30, 2009   June 30, 2009
Allowance for loan losses:
Balance at beginning of period                  $8,870           $7,957              $8,420              $7,600           $5,152
Provision for loan losses                          955            1,400               2,856               2,150            2,750
Charge-offs                                     (1,630)            (596)             (3,335)             (1,393)            (389)
Recoveries                                         157              109                  16                  63               87
  Net charge-offs                               (1,473)            (487)             (3,319)             (1,330)            (302)
Balance at end of period                        $8,352           $8,870              $7,957              $8,420           $7,600
Net loan charge-offs (recoveries):
Commercial                                        $292             ($15)               $355                $143             $105
Agricultural                                       (18)              72                  25                   6               (2)
Commercial real estate (CRE)                       780              104               1,845                 (58)              24
Real estate construction                            92              (12)                518               1,005                0
  Total commercial                               1,146              149               2,743               1,096              127
Residential mortgage                               295              290                 554                 199              135
Home equity                                          5               11                   0                   0                5
Installment                                         27               37                  22                  35               35
  Total net charge-offs                         $1,473             $487              $3,319              $1,330             $302

CRE and Construction net charge-off detail:
Owner occupied                                    $433              $55                $827                ($57)            ($29)
Non-owner occupied                                 347               49               1,018                  (1)              53
  Commercial real estate                          $780             $104              $1,845                ($58)             $24
1-4 family construction                             $0               $0                  $0                  $0               $0
All other construction                              92              (12)                518               1,005                0
  Real estate construction                         $92             ($12)               $518              $1,005               $0

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

The allocation of the allowance for loans losses is based on our estimate of loss exposure by category of loans shown in Table 10.

Table 10: Allocation of the Allowance for Loan Losses
($ in Thousands)
                                      % of Loan          % of Loan             % of Loan              % of Loan         % of Loan
                                       Type to            Type to               Type to                Type to           Type to
                                        Total              Total                 Total                  Total             Total
                             June 2010  Loans  March 2010  Loans  December 2009  Loans  September 2009  Loans  June 2009  Loans
Allowance allocation:
Commercial                      $532     11%      $531      10%        $497       10%         $514       10%     $583      11%
Agricultural                   1,065     12%     1,057      12%         981       12%          694       12%      908      11%
Commercial real estate (CRE)   3,913     39%     4,318      39%       3,954       39%        4,024       35%    2,955      36%
Real estate construction         907      9%       906      10%         685       10%        1,256       13%    1,144      13%
  Total commercial             6,417     71%     6,812      71%       6,117       71%        6,488       70%    5,590      71%
Residential mortgage           1,829     27%     1,958      27%       1,753       27%        1,844       28%    1,892      27%
Installment                      106      2%       100       2%          87        2%           88        2%      118       2%
Total allowance for
loan losses                   $8,352    100%    $8,870     100%      $7,957      100%       $8,420      100%   $7,600     100%

Allowance category as a
percent of total allowance:
Commercial                       6.4%              6.0%                 6.2%                   6.1%               7.7%
Agricultural                    12.6%             11.9%                12.3%                   8.2%              11.9%
Commercial real estate (CRE)    46.9%             48.7%                49.8%                  47.9%              38.8%
Real estate construction        10.9%             10.2%                 8.6%                  14.9%              15.1%
  Total commercial              76.8%             76.8%                76.9%                  77.1%              73.5%
Residential mortgage            21.9%             22.1%                22.0%                  21.9%              24.9%
Installment                      1.3%              1.1%                 1.1%                   1.0%               1.6%
Total allowance for
loan losses                    100.0%            100.0%               100.0%                 100.0%             100.0%

The level of reserves as a percentage of the loan portfolio increased from 2.20% at December 31, 2009 to 2.38% at June 30, 2010. The increase is consistent with management's strategy of providing for known as well as unexpected losses in the portfolio. The total of impaired and watch list loans was $24,972 at June 30, 2010, down from the peak of $29,113 at March 31, 2010, but up from $22,698 at December 31, 2009. The main components of the allowance for loan losses at June 30, 2010 were 17.4% against impaired loans, 17.8% against non-impaired watch-list credits, 12.1% against specific segments of the portfolio, and 23.4% against environmental factors, such as unemployment, disposable income, delinquency trends and portfolio management. Management and our Board of Directors have reviewed the methodology and calculations for the allowance for loan losses, and believe the reserve to be adequate.; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio, and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

IMPAIRED LOANS AND NONPERFORMING ASSETS

Management continues to be committed to an aggressive problem loan identification philosophy and work through our nonperforming assets. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized. A strong internal and external loan review function is an integral part of risk management. Under the direction of the Chief Credit Officer, the entire loan portfolio was reviewed in June 2010 and then statistically sampled and reviewed by an independent third-party firm in July 2010.

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, loans 90 days or more past due but still accruing, and restructured loans. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, management may place such loans on nonaccrual status immediately. Previously accrued and uncollected interest on such loans is reversed, amortization of related loan fees is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash after a determination has been made that the principal balance of the loan is collectible. If collectability of the principal is in doubt, payments received are applied to loan principal. Loans past due 90 days or more but still accruing interest are also included in nonperforming loans, as are loans modified in a troubled debt restructuring (or "restructured" loans). Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Generally, such loans are included in nonaccrual loans until the customer has attained a sustained period of repayment performance. Nonperforming loans were $14,456 and $14,093 at June 30, 2010 and December 31, 2009, respectively, reflecting the impact of the economy on our customers.

Table 11:  Nonperforming Loans and Other Real Estate Owned
($ in Thousands)
                                                          June 2010   March 2010   December 2009   September 2009   June 2009
Nonaccrual loans not considered impaired:
  Commercial                                                $1,880      $1,991            $751           $1,317       $1,253
  Agricultural                                                   0         163             371              511          230
  Real estate residential                                      956         968             958            1,332        1,669
  Installment                                                   27          24              19               33           47
  Total nonaccrual loans not considered impaired             2,863       3,146           2,099            3,193        3,199
Nonaccrual loans considered impaired:
  Commercial                                                 8,524       7,442           8,894            8,847        6,361
  Agricultural                                                 516         540             568               43          442
  Residential mortgage                                       1,700       1,518           2,363            2,244        1,409
  Installment                                                    0           0               0                0            0
  Total nonaccrual loans considered impaired                10,740       9,500          11,825           11,134        8,212
Impaired loans still accruing interest                         704          14               0              890            0
Accruing loans past due 90 days or more (credit cards)           1          28              18               60          131
Restructured loans                                             148         148             151                0            0
     Total nonperforming loans                              14,456      12,836          14,093           15,277       11,542
Other real estate owned (OREO)                               2,177       2,103           1,808            2,625        2,053
Other repossessed assets                                       442         470             450              454          442
Investment security (Trust Preferred)                          211         211             211                0            0
     Total nonperforming assets                            $17,286     $15,620         $16,562          $18,356      $14,037
RATIOS
Nonperforming loans to total loans                            4.11%       3.59%           3.93%            4.27%        3.21%
Nonperforming assets to total loans plus OREO                 4.89%       4.35%           4.60%            5.09%        3.89%
Nonperforming assets to total assets                          3.45%       3.11%           3.28%            3.71%        2.82%
Allowance for loan losses to nonperforming loans                58%         69%             56%              55%          66%
Allowance for loan losses to total loans at end of period     2.38%       2.48%           2.22%            2.35%        2.12%
Nonperforming loans by type:
Commercial                                                     $47         $15             $40             $389         $327
Agricultural                                                   516         703             939              810          672
Commercial real estate (CRE)                                 9,961       8,982           9,009            8,005        5,045
Real estate construction                                     1,235         585             747            2,404        2,242
    Total commercial                                        11,759      10,285          10,735           11,608        8,286
Residential mortgage                                         2,669       2,499           3,321            3,576        3,078
Installment                                                     28          52              37               93          178
     Total nonperforming loans                              14,456      12,836          14,093           15,277       11,542
Commercial real estate owned                                 1,463       1,530           1,523            2,297        1,198
Residential real estate owned                                  714         573             285              328          855
    Total other real estate owned                            2,177       2,103           1,808            2,625        2,053
Other repossessed assets                                       442         470             450              454          442
Investment security (Trust Preferred)                          211         211             211                0            0
     Total nonperforming assets                            $17,286     $15,620         $16,562          $18,356      $14,037
CRE and Construction nonperforming loan detail:
Owner occupied                                              $6,745      $5,203          $5,949           $3,411       $3,649
Non-owner occupied                                           3,216       3,779           3,060            4,594        1,396
  Commercial real estate                                    $9,961      $8,982          $9,009           $8,005       $5,045
1-4 family construction                                         $0          $0              $0               $0           $0
All other construction                                       1,235         585             747            2,404        2,242
  Real estate construction                                  $1,235        $585            $747           $2,404       $2,242

Nonperforming loans increased $363 for the first six months of 2010 to $14,456 since year-end 2009, with commercial nonperforming loans up $1,463 offset by a net decrease of $1,100 in all other loan categories. Increases in nonperforming loans have been primarily attributable to the impact of declining property values, decreased sales, longer holding periods, rising costs brought on by deteriorating real estate conditions and the weakening economy.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the company expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At June 30, 2010, potential problem loans totaled $13,528 compared to December 31, 2009 of $10,873. This large increase is due to much more aggressive recognition and supervision procedures. This current level of potential problem loans requires a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by the company's customers and on underlying real estate values.

DEPOSITS

Deposits are the Company's largest source of funds. At June 30, 2010 deposits were $390,583, down $7,217 from year-end 2009, primarily due to decreases in noninterest-bearing demand accounts and brokered deposits. Interest-bearing demand deposits decreased $2,799 to represent 8% of deposits during the first half of 2010. Savings deposits increased $4,402 to 28% of total deposits.
Time deposits (defined as certificates of deposit and IRA retirement accounts) grew $2,939 at June 30, 2010, and brokered certificates of deposit declined $5,981 to $33,200 from year-end 2009. The decrease in brokered certificates of deposit was initiated by management in its desire to reduce the bank's dependency on brokered deposits.

Table 12:  Deposit Distribution
($ in Thousands)
                              June 30,   % of    December 31,   % of
                                2010     total       2009       total
Noninterest-bearing demand    $49,440     13%      $55,218       14%
Interest-bearing demand        30,576      8%       33,375        8%
Savings deposits              109,224     28%      104,822       26%
Time deposits                 168,143     43%      165,204       42%
Brokered deposits              33,200      9%       39,181       10%
Total                        $390,583    100%     $397,800      100%

The retail markets we compete in are continuously influenced by economic conditions, competitive pressure from other financial institutions, and other out-of-market investment opportunities available to customers. Due to local market competition, we are currently paying higher rates for local deposits than what we would have to pay for wholesale funding. To obtain local funding at more reasonable costs, the bank continues to cultivate demand and savings deposits instead of time deposits. In addition, we continue to focus on expanding existing customer relationships to increase our local market deposits and place less reliance on brokered deposits.

CONTRACTUAL OBLIGATIONS

We are party to various contractual obligations requiring use of funds as part of our normal operations. The table below outlines principal amounts and timing of these obligations, excluding amounts due for interest, if applicable. Most of these obligations are routinely refinanced into a similar replacement obligation. However, renewal of these obligations is dependent on our ability to offer competitive interest rates, availability of collateral for pledging purposes supporting long-term advances, or the availability of credit from other banks or sources.

Table 13:  Contractual Obligations
($ in Thousands)
                                   Total   < 1year   1-3 years   3-5 years   > 5 years
Long-term borrowings              $42,561   $7,500      $6,000     $29,061          $0
Subordinated debentures            10,310        0           0           0      10,310
Total contractual obligations     $52,871   $7,500      $6,000     $29,061     $10,310

LIQUIDITY

Liquidity management refers to the ability to ensure that cash or cash equivalents is available in a timely and cost-effective manner to meet loan demand, depositors' needs and to meet other commitments as they become due, including the ability to pay dividends to stockholders, service debt, and satisfy other operating requirements.

In assessing liquidity, historical information such as seasonality, local economic cycles, and the economy in general are considered along with current trends and management goals. The continuing reduction in loan growth experienced during 2010 reflects the overall slowdown in the local economies in which we operate. This in turn decreases the need for additional wholesale funding from any source.

The Company's internal liquidity management analysis includes long-term projections of uses and sources of funds, net noncore funding dependency ratio, liquidity ratio, wholesale funding to total assets and maturity GAP.

The primary source of funds for the holding company is dividends and management fee income from the Bank, proceeds from issuance of shares related to stock options and employee stock purchase plans. These sources could be limited or costly. The primary used of funds are to provide for payments of dividends to stockholders, purchase of assets, payment of salaries, benefits and other related expenses, and to make interest payments on its debt. The Company has not received dividends from the Bank since 2006.

The primary source of funds for the bank are available from a number of banking activity sources, primarily the core deposit base, loans and investment securities repayments and maturities. Additionally, liquidity is provided from the sale of investment securities, lines of credit with other banks, federal funds lines and the ability to borrow from the FHLB.

Investment securities are an important tool to the Company's liquidity objective. As of June 30, 2010, all investments securities are classified as available for sale and are reported at fair value. Of the $95,335 available for sale investment securities portfolio at June 30, 2010, $67,988 was pledged to secure certain deposits and other purposes as required or permitted by law. The majority of the remaining securities could be pledged or sold to enhance liquidity, if necessary.

For the six months ended June 30, 2010, net cash provided by operating activities was $5,152 while investing and financing activities used net cash of $2,896 and $4,935, respectively, for a net decrease in cash and due from banks of $2,679 since year-end 2009. Operating activities provided cash was primarily due to the sale of loans held for sale. A significant number of loans were on the balance sheet at December 31, 2009 and sold in January 2010. Investing activity cash used was due to the increased investment in federal funds sold. The Company has decided to keep more funds available for immediate use. Financing activities used cash to fund the decrease in deposits.

CAPITAL

Stockholders' equity at June 30, 2010 was $44,301 compared to $43,184 at December 31, 2009. Stockholders' equity included $2,077 of accumulated other comprehensive income related to unrealized net gains on securities available for sale, net of the income tax effect. At December 31, 2009, stockholders' equity included $1,056 of other comprehensive income related to unrealized net gains on securities. There were no cash dividends paid to common stockholders in the first six months of 2010. This compared with $0.11 per common share for the related period of 2009. On August 10, 2009, the Board of Directors announced the suspension of dividends on the Company's common stock. In view of the financial challenges presented by the current economic environment and the likelihood that this economic downturn will continue, the Board felt that the most prudent course of action was to focus on preserving our capital position until market conditions improve.

On February 20, 2009, under CPP, the Company issued 10,000 shares of Series A Preferred Stock and 500 shares of Series B Preferred Stock to the Treasury for an aggregate purchase price of $10,000. Dividends on the Series A and Series B Preferred Stock are paid on a quarterly basis in February, May, August, and November. While any Series A and Series B Preferred Stock is outstanding, we may pay dividends on our common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Series A and Series B Preferred Stock are fully paid. As of June 30, 2010, all required dividend payments have been paid to the Treasury. Prior to the third anniversary of the Treasury's purchase of the Series A and Series B Preferred Stock, unless the stock has been redeemed, the consent of the Treasury will be required for us to increase our annual stock dividend above $0.44 per common share. After the third anniversary, Treasury's consent will be required for us to increase our common stock dividend by more than 3% per year. In 2010, all $10,000 of the preferred stock issued under the CPP qualify as Tier 1 Capital for regulatory purposes at the holding company.

Table 14: Capital Ratios
 ($ in Thousands)

                                                                           Regulatory
Holding Company                   At June 30, 2010   At December 31, 2009   Minimum
Total Stockholders' Equity              $44,301             $43,184
Tier 1 Capital                           49,201              48,493
Total Regulatory Capital                 53,747              53,118
Tier 1 to average assets                    9.9%                9.8%           5.0%
Tier 1 risk-based capital ratio            13.6%               13.2%           4.0%
Total risk-based capital ratio             14.9%               14.5%           8.0%

                                                                            Regulatory
Bank                              At June 30, 2010   At December 31, 2009    Minimum
Total Stockholders' Equity              $47,503             $43,825
Tier 1 Capital                           43,524              40,313
Total Regulatory Capital                 48,042              44,910
Tier 1 to average assets                    8.8%                8.2%           5.0%
Tier 1 risk-based capital ratio            12.1%               11.1%           6.0%
Total risk-based capital ratio             13.4%               12.3%          10.0%

The adequacy of our capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of June 30, 2010 and December 31, 2009, the Company's and Bank's Tier 1 risk-based capital ratios, total risk-based capital ratios and Tier 1 leverage ratios were in excess of regulatory requirements. The Board continually evaluates short-term and longer-term capital needs of the holding company, and has an expressed goal of maintaining sufficient capital to remain a well-capitalized bank and bank holding company. Our ability to pay dividends depends in part upon the receipt of dividends from the Bank and these dividends are subject to limitation under banking laws and regulations. The Bank has not paid dividends to the Company since 2006. Our declaration of dividends to our stockholders is discretionary and will depend upon operating results and our overall financial condition, regulatory limitations, tax considerations, and other factors. We are also prohibited from paying dividends on our common stock if we fail to make distributions or required payments on the trust preferred securities or on our preferred stock. The Company is current on its required payments on the trust preferred securities and our preferred securities as of June 30, 2010.

On July 21 2010, sweeping financial regulatory reform legislation entitled the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the "Dodd-Frank Act") was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

   o Create a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation;

   o Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

   o Establish strengthened capital standards for banks and bank holding companies, and disallow trust preferred securities from being included in a bank's Tier 1 capital determination (subject to a grandfather provision for existing trust preferred securities);

   o Contain a series of provisions covering mortgage loan original standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments;

   o Requires that bank holding companies and banks must be both well-capitalized and well-managed in order to acquire banks located outside their home state;

   o Grant the Federal Reserve the power to regulate debit card interchange fees;

   o Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

   o Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions;

   o Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; and

   o Increase the authority of the Federal Reserve to examine the Company and its nonbank subsidiaries.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Company and the Bank could require them to seek other sources of capital in the future.

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

There were no changes in the internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any of our equity securities during the quarter covered by this report. As of June 30, 2010, we did not have in effect an approved share repurchase program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  REMOVED AND RESERVED

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

                              MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  AUGUST 13, 2010        JAMES F. WARSAW
                              James F. Warsaw
                              President and Chief Executive Officer



Date:  AUGUST 13, 2010        MARK A. KING
                              Mark A. King
                              Chief Financial and Operations Officer

                                 EXHIBIT INDEX
                                      to
                                   FORM 10-Q
                                      of
                    MID-WISCONSIN FINANCIAL SERVICES, INC.
                 for the quarterly period ended June 30, 2010
                 Pursuant to Section 102(D) of Regulation S-T
                        (17 C.F.R. <section>232.102(D))

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