Form 10-Q
period 2010-09-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2010-11-12
CIK 785024

FORM 10-Q
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2010

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from   to

                         Commission file number 0-18542
                     MID-WISCONSIN FINANCIAL SERVICES,INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                 Yes [ ]   No [X]

As of November 3, 2010 there were 1,651,053 shares of $0.10 par value common stock outstanding.

                     MID-WISCONSIN FINANCIAL SERVICES, INC.

                               TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                         PAGE

          Item 1.  Financial Statements:

                   Consolidated Balance Sheets
                   September 30, 2010 (unaudited)
                   and December 31, 2009 (derived from audited
                   financial statements)                                   3

                   Consolidated Statements of Income
                   Three Months and Nine Months Ended
                   September 30, 2010 and 2009 (unaudited)                 4

                   Consolidated Statements of Changes in
                   Stockholders' Equity
                   Nine Months Ended September 30, 2010 (unaudited)        5

                   Consolidated Statements of Cash Flows
                   Nine Months Ended September 30, 2010 and 2009
                   (unaudited)                                            6-7

                   Notes to Consolidated Financial Statements             8-20

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         20-47

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                                      47

          Item 4.  Controls and Procedures                                47

PART II   OTHER INFORMATION

          Item 1.  Legal Proceedings                                      47

          Item 1A. Risk Factors                                           47

          Item 2.  Unregistered Sales of Equity Securities
                   and Use of Proceeds                                    48

          Item 3.  Defaults Upon Senior Securities                        48

          Item 4.  Removed and Reserved                                   48

          Item 5.  Other Information                                      48

          Item 6.  Exhibits                                               48

                   Signatures                                             49

                   Exhibit Index                                          49

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                                  Mid-Wisconsin Financial Services, Inc.
                                            and Subsidiary
                                Consolidated Balance Sheets ($ in Thousands)
                                                                  September 30, 2010   December 31, 2009
                                                                        (Unaudited)          (Audited)
Assets
Cash and due from banks                                                   $8,959             $9,824
Interest-bearing deposits in other financial institutions                    113                 13
Federal funds sold                                                        33,658              9,064
Investment securities available for sale, at fair value                   81,514            103,477
Loans held for sale                                                        5,745              5,452
Loans                                                                    344,197            358,616
Less: Allowance for loan losses                                           (8,773)            (7,957)
Loans, net                                                               335,424            350,659
Accrued interest receivable                                                2,071              1,940
Premises and equipment, net                                                8,013              8,294
Other investments, at cost                                                 2,616              2,616
Other assets                                                              25,611             14,121
Total assets                                                            $503,724           $505,460
Liabilities and Stockholders' Equity
Noninterest-bearing deposits                                             $53,506            $55,218
Interest-bearing deposits                                                339,724            342,582
  Total deposits                                                         393,230            397,800
Short-term borrowings                                                     10,030              7,983
Long-term borrowings                                                      42,561             42,561
Subordinated debentures                                                   10,310             10,310
Accrued interest payable                                                   1,098              1,287
Accrued expenses and other liabilities                                     2,250              2,335
Total liabilities                                                        459,479            462,276
Stockholders' equity:
Series A preferred stock - no par value
Authorized - 10,000 shares in 2010 and 2009
Issued and outstanding Series A - 10,000 shares in 2010 and 2009           9,607              9,527
Series B preferred stock - no par value
Authorized - 500 shares in 2010 and 2009
Issued and outstanding Series B - 500 shares in 2010 and 2009                541                549
  Common stock - Par value $0.10 per share
   Authorized - 6,000,000 shares in 2010 and 2009
     Issued and outstanding -  1,651,053 shares in 2010 and
     1,648,102 shares in 2009                                                165                165
  Additional paid-in capital                                              11,904             11,862
  Retained earnings                                                       20,048             20,025
  Accumulated other comprehensive income                                   1,980              1,056
  Total stockholders' equity                                              44,245             43,184
Total liabilities and stockholders' equity                              $503,724           $505,460

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

Mid-Wisconsin Financial Services, Inc. and Subsidiary
Consolidated Statements of Income
($ in Thousands except per share data)
(Unaudited)
                                                                  Three Months Ended                    Nine Months Ended
                                                     September 30, 2010  September 30, 2009  September 30, 2010  September 30, 2009
Interest and dividend income:
  Loans, including fees                                      $5,296              $5,589             $16,075             $17,229
  Securities
     Taxable                                                    768                 929               2,601               2,584
     Tax-exempt                                                  88                 118                 277                 373
  Other interest and dividend income                             44                  29                  91                 123
Total interest and dividend income                            6,196               6,665              19,044              20,309
Interest expense:
  Deposits                                                    1,580               1,843               4,973               5,997
  Short-term borrowings                                          29                  37                  68                  94
  Long-term borrowings                                          412                 520               1,257               1,492
  Subordinated debentures                                       154                 154                 461                 461
Total interest expense                                        2,175               2,554               6,759               8,044
Net interest income                                           4,021               4,111              12,285              12,265
Provision for loan losses                                       900               2,150               3,255               5,650
Net interest income after provision
  for loan losses                                             3,121               1,961               9,030               6,615
Noninterest income:
  Service fees                                                  283                 321                 887                 923
  Trust service fees                                            277                 262                 841                 748
  Investment product commissions                                 69                  51                 175                 169
  Net realized gain on sale of securities
  available for sale                                            330                   0                 498                 449
  Mortgage banking income                                       250                 165                 548                 455
  Other operating income                                        258                 221                 725                 676
Total noninterest income                                      1,467               1,020               3,674               3,420
Other-than-temporary impairment losses, net
  Total other-than-temporary impairment losses                  426                 316                 426                 374
  Amount in other comprehensive income, before taxes             14                  27                  14                  73
  Total impairment                                              412                 289                 412                 301
Noninterest expenses:
  Salaries and employee benefits                              2,164               2,214               6,375               6,384
  Occupancy                                                     449                 465               1,379               1,429
  Data processing and information systems                       165                 157                 493                 485
  Foreclosure/OREO expense                                       17                 279                 141               1,242
  Legal and professional                                        147                 234                 528                 680
  FDIC assessment                                               232                 181                 697                 791
  Other operating expenses                                      819                 451               2,107               1,651
Total noninterest expenses                                    3,993               3,981              11,720              12,662
Income (loss) before provision (benefit) for income taxes       183              (1,289)                572              (2,928)
Provision (benefit) for income taxes                             21                (614)                 69              (1,437)
Net income (loss)                                              $162               ($675)               $503             ($1,491)
Preferred stock dividends, discount accretion,
and premium amortization                                       (160)               (158)               (481)               (387)
Net income (loss) attributable to common stockholders            $2               ($833)                $22             ($1,878)
Basic and diluted earnings (loss) per common share            $0.00              ($0.51)              $0.01              ($1.14)
Cash dividends declared per common share                      $0.00               $0.00               $0.00               $0.11

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                                     Mid-Wisconsin Financial Services, Inc. and
                                                     Subsidiary
                             Consolidated Statement of Changes in Stockholders' Equity
                                               September 30, 2010
                                                     (Unaudited)
                                                                                   Additional                Other
                                               Preferred Stock     Common Stock     Paid-In   Retained   Comprehensive
($ in Thousands except per share data)         Shares   Amount    Shares   Amount   Capital   Earnings       Income      Totals
Balance, December 31, 2009                     10,500   $10,076  1,648,102   $165    $11,862    $20,025       $1,056     $43,184
Comprehensive Income:
   Net income                                                                                       503                      503
   Other comprehensive income                                                                                    976         976
Reclassification adjustment for net realized
gains on securities available for
sale included in earnings, net of tax                                                                            (52)        (52)
Total comprehensive income                                                                                                1,427
Accretion of preferred stock discount                        80                                     (80)                       0
Amortization of preferred stock premium                      (8)                                      8                        0
Issuance of common stock:
Proceeds from stock purchase plans                                   2,951      0         24                                  24
Cash dividends:
Preferred stock                                                                                    (339)                    (339)
Dividends declared:
Preferred stock                                                                                     (69)                     (69)
Stock-based compensation                                                                  18                                  18
Balance, September 30, 2010                    10,500   $10,148  1,651,053   $165    $11,904    $20,048       $1,980     $44,245

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                      Mid-Wisconsin Financial Services, Inc.
                               and Subsidiary
               Consolidated Statements of Cash Flows ($ in Thousands)
                                 (Unaudited)

                                                            Nine months ended September 30,
                                                                    2010       2009
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
     Net income (loss)                                              $503    ($1,491)
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Provision for depreciation and net amortization              696        727
        Provision for loan losses                                  3,255      5,650
        Provision for valuation allowance - other real estate         75        890
        Gain on sale of investment securities                       (498)      (449)
        Other-than-temporary impairment losses, net                  412        301
        Loss on premises and equipment disposals                       0          4
        (Gain) Loss on sale of foreclosed real estate                (55)       149
        Stock-based compensation                                      18         29
        Changes in operating assets and liabilities:
        Loans held for sale                                         (293)    (1,459)
        Other assets                                             (10,281)      (840)
        Other liabilities                                           (273)    (1,819)
  Net cash provided by (used in) operating activities             (6,441)     1,692

  Cash flows from investing activities:
     Net increase in interest-bearing deposits
      in other financial institutions                               (100)    (2,338)
     Net (increase) decrease in federal funds sold               (24,594)    16,077
     Securities available for sale:
          Proceeds from sales                                     20,295     12,717
          Proceeds from maturities                                25,539     18,725
          Payment for purchases                                  (22,382)   (53,297)
     Net decrease in loans                                         9,016      2,941
     Capital expenditures                                           (344)      (141)
     Proceeds from sale of other real estate                       1,053        696
  Net cash provided by (used in) investing activities              8,483     (4,620)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          Mid-Wisconsin Financial Services, Inc.
                                  and Subsidiary
                 Consolidated Statements of Cash Flows ($ in Thousands)
                                   (Unaudited)
                                                                Nine months ended September 30,
                                                                      2010       2009
  Cash flows from financing activities:
     Net decrease in deposits                                       (4,570)    (8,305)
     Net increase in short-term borrowings                           2,047      3,601
     Proceeds from issuance of long-term borrowings                 22,061      6,500
     Principal payments on long-term borrowings                    (22,061)   (10,000)
     Proceeds from issuance of preferred stock                           0     10,000
     Issuance of common stock                                           24         25
     Cash dividends paid on preferred stock                           (408)      (333)
     Cash dividends paid on common stock                                 0       (180)
   Net cash provided by (used in) financing activities              (2,907)     1,308
Net decrease in cash and due from banks                               (865)    (1,620)
Cash and due from banks at beginning                                 9,824      9,605
Cash and due from banks at end                                      $8,959     $7,985
  Supplemental cash flow information:                                 2010       2009
     Cash paid during the year for:
          Interest                                                  $6,949     $8,452
          Income taxes                                                  $0       $395
  Noncash investing and financing activities:
          Loans transferred to other real estate                    $3,450     $1,804
          Loans charged-off                                         $3,003     $1,948
          Dividends declared but not yet paid on preferred stock       $69        $68
          Loans made in connection with the sale of
          other real estate                                           $486         $0

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

In January 2010, the FASB issued an accounting standard providing additional guidance relating to fair value measurement disclosures. Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reason for those transfers. Significance should generally be based on earnings and total assets or liabilities, or when changes are recognized in other comprehensive income, based on total equity. Companies may take different approaches in determining when to recognize such transfers, including using the actual date of the event or change in circumstances causing the transfer, or using the beginning or ending of a reporting period. For Level 3 fair value measurements, the new guidance required presentation of separate information about purchases, sales, issuances and settlements. Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This accounting standard became effective at the beginning of 2010, except for the detailed Level 3 disclosures, which will be effective at the beginning of 2011. The Company adopted the accounting standard, except for the detailed Level 3 disclosures, at January 1, 2010, with no material impact on the consolidated financial statements of the Company.

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

                                                  Three Months Ended Nine Months Ended
                                                     September 30,      September 30,
                                                      2010     2009     2010    2009
                                              ($ in Thousands, except per share data)
Net income (loss)                                     $162    ($675)    $503  ($1,491)
Preferred dividends, discount and premium             (160)    (158)    (481)    (387)
  Net income (loss) available to common equity           2     (833)      22   (1,878)
Weighted average shares outstanding                  1,650    1,646    1,649    1,645
Effect of dilutive stock options                         0        0        0        0
Diluted weighted average common shares outstanding   1,650    1,646    1,649    1,645
Basic and diluted earnings (loss) per common share   $0.00   ($0.51)   $0.01   ($1.14)

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

Some assets and liabilities, such as securities available for sale and impaired loans, are measured at fair values on a nonrecurring basis under accounting principles generally accepted in the United States. Other assets and liabilities, such as loans held for sale, are measured at fair values on a nonrecurring basis.

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, were as follows:

                                                                     Recurring Fair Value Measurements Using
                                                                      Quoted Price in
                                                                     Active Markets for  Significant Other       Significant
                                                    Assets Measured   Identical Assets   Observable Inputs   Unobservable Inputs
                                                     at Fair Value         Level 1             Level 2            Level 3
                                                                                 ($ in Thousands)
September 30, 2010
Investment securities available for sale:
U.S. Treasury securities and obligations of U.S.
government corporations and agencies                     $8,895                $0               $8,895                 $0
Mortgage-backed securities                               54,093                 0               53,175                918
Obligations of states and political subdivisions         17,416                 0               16,889                527
Corporate debt securities                                   960                 0                    0                960
Total debt securities                                   $81,364                $0              $78,959             $2,405
Equity securities                                           150                 0                   50                100
Total investment securities available for sale          $81,514                $0              $79,009             $2,505
December 31, 2009
Investment securities available for sale:
U.S. Treasury securities and obligations of U.S.
government corporations and agencies                     $3,179                $0               $3,179                 $0
Mortgage-backed securities                               81,766                 0               80,472              1,294
Obligations of states and political subdivisions         17,184                 0               16,657                527
Corporate debt securities                                 1,198                 0                    0              1,198
Total debt securities                                  $103,327                $0             $100,308             $3,019
Equity securities                                           150                 0                   50                100
Total investment securities available for sale         $103,477                $0             $100,358             $3,119

The table below presents a roll forward of the balance sheet amounts for the nine months ended September 30, 2010 and for the year ended December 31, 2009, for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).


 ($ in Thousands)                           September 30, 2010          December 31, 2009
Balance at beginning of year                       $3,119                     $1,952
Total gains (losses) (realized/unrealized)
      Included in earnings                           (412)                      (301)
      Included in other comprehensive income          276                        (58)
Purchases, sales, issuances and settlements, net     (478)                      (268)
Transfers in and/or out of Level 3                      0                      1,794
Balance at end of period                           $2,505                     $3,119

Information regarding the fair values of assets measured at fair value on a nonrecurring basis as of September 30, 2010 and December 31, 2009, were as follows:

                                            Nonrecurring Fair Value Measurements Using
                                             Quoted Price in
                                            Active Markets for  Significant Other       Significant
                           Assets Measured   Identical Assets   Observable Inputs   Unobservable Inputs
                            at Fair Value         Level 1             Level 2            Level 3
($ in Thousands)
September 30, 2010
Loans held for sale          $5,745                   $0             $5,745                   $0
Impaired loans               $7,255                   $0                 $0               $7,255
OREO                         $3,699                   $0             $3,699                   $0
December 31, 2009
Loans held for sale          $5,452                   $0             $5,452                   $0
Impaired loans               $9,535                   $0                 $0               $9,535
OREO                         $1,808                   $0             $1,808                   $0

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

At September 30, 2010 loans with a carrying amount of $8,688 were considered impaired and were written down to their estimated fair value of $7,255. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $1,433. During the year ended December 31, 2009 loans with a carrying amount of $11,825 were considered impaired and were written down to their estimated fair value of $9,535. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $2,290.

The fair value of OREO is based on observable market data such as independent appraisals or comparable sales. Any writedown in the carrying value of a property at the time of acquisition is charged to the allowance for loan losses. Any subsequent writedowns to reflect current fair market value, as well as gains and losses on disposition, are treated as period costs. During the period ending September 30, 2010, the Bank acquired OREO of $3,450 measured at fair value less selling costs. In addition, an impairment write down of $75 was made against these real estate properties and charged to earnings for the nine months ended September 30, 2010.

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

The estimated fair values of the Company's financial instruments on the balance sheet at September 30, 2010 and December 31, 2009 were as follows:

                                      September 30, 2010     December 31, 2009
                                     Carrying               Carrying
($ in Thousands)                      Amount   Fair Value    Amount   Fair Value
Financial assets:
  Cash and short-term investments    $42,730     $42,730    $18,901     $18,901
  Securities and other investments    84,130      84,381    106,093     106,649
  Net loans                          341,169     339,137    356,111     353,142
  Accrued interest receivable          2,071       2,071      1,940       1,940

Financial liabilities:
  Deposits                          $393,230    $398,508   $397,800    $396,069
  Short-term borrowings               10,030      10,030      7,983       7,983
  Long-term borrowings                42,561      42,990     42,561      43,446
  Subordinated debentures             10,310      10,310     10,310      10,310
  Accrued interest payable             1,098       1,098      1,287       1,287

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

NOTE 4- INVESTMENT SECURITIES
($ in thousands)

The amortized cost and fair values of investment securities available for sale were as follows:

                                     Amortized   Gross Unrealized   Gross Unrealized
                                        Cost           Gains              Losses       Fair Value
                                                           ($ in Thousands)
September 30, 2010
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies               $8,770          $125                  $0          $8,895
Mortgage-backed securities              52,110         1,996                  13          54,093
Obligations of states and political
subdivisions                            16,413         1,003                   0          17,416
Corporate debt securities                  974             0                  14             960
Total debt securities                   78,267         3,124                  27          81,364
Equity securities                          150             0                   0             150
Totals                                 $78,417        $3,124                 $27         $81,514

                                     Amortized   Gross Unrealized   Gross Unrealized
                                        Cost           Gains              Losses       Fair Value
                                                           ($ in Thousands)
December 31, 2009
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies               $3,200            $0                  $21         $3,179
Mortgage-backed securities              80,380         1,599                  213         81,766
Obligations of states and political
subdivisions                            16,739           481                   36         17,184
Corporate debt securities                1,386             0                  188          1,198
Total debt securities                  101,705         2,080                  458        103,327
Equity securities                          150             0                    0            150
Totals                                $101,855        $2,080                 $458       $103,477

The amortized cost and fair values of investment debt securities available for sale at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in Thousands)                           Amortized Cost     Fair Value
Due in one year or less                        $2,530            $2,547
Due after one year but within five years        5,725             6,030
Due after five years but within ten years      13,170            13,947
Due in ten years or more                        4,733             4,747
Mortgage-backed securities                     52,109            54,093
Total debt securities available for sale      $78,267           $81,364

The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009.

                             Less Than 12 Months     12 Months or More             Total
                                       Unrealized              Unrealized              Unrealized
                            Fair Value   Losses     Fair Value   Losses     Fair Value   Losses
                                                         ($ in Thousands)
September 30, 2010
US Treasury obligations and
direct obligations of U.S.
government agencies               $0        $0            $0        $0            $0        $0
Mortgage-backed securities     2,002         2           204        11         2,206        13
Corporate securities               0         0           136        14           136        14
Obligations of states and
political subdivisions             0         0             0         0             0         0
Total temporarily impaired
securities                    $2,002        $2          $340       $25        $2,342       $27

December 31, 2009
US Treasury obligations and
direct obligations of U.S.
government agencies           $3,179       $21            $0        $0        $3,179       $21
Mortgage-backed securities    13,865       114         1,305        99        15,170       213
Corporate securities             184        27           189       161           373       188
Obligations of states and
political subdivisions         3,072        36             0         0         3,072        36
Total temporarily impaired
securities                   $20,300      $198        $1,494      $260       $21,794      $458

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

Based on the Company's evaluation, management does not believe any remaining unrealized loss at September 30, 2010 represents an OTTI as these unrealized losses are primarily attributable to changes in interest rates and the current volatile market conditions, and not credit deterioration. At September 30, 2010, there were two investment securities in an unrealized loss position for less than 12 months. There were three individual securities in an unrealized loss positions for 12 months or more. The Company currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above table before recovery of their amortized cost basis.

In September 2010, the Company recognized OTTI write-downs of $412 consisting of two private placement trust preferred securities because the unrealized losses on these securities appear to be related in part to expected credit losses that will not be recovered by the Company. Since the Company does not intend to sell the securities and it is not more than likely that the Company will be required to sell the securities, the portion of OTTI related to all other factors was recognized in other comprehensive income. Interest on these two trust preferred securities is in deferral and the securities have been placed on nonaccrual status.

During 2009, the Company determined that credit-related OTTI write-downs of $301 on the Company's holding of a trust preferred debt security and a pool of non-agency mortgage backed security were necessary. At September 30, 2010 and December 31, 2009, the fair values of these specific securities with OTTI were $486 and $527, respectively.

The following is a summary of the credit loss portion of OTTI recognized in earnings on investment securities.

($ in Thousands)                                      September 30, 2010
Balance of credit-related OTTI at December 31, 2009           $301
Credit losses on newly identified impairment                   412
Balance of credit-related OTTI at September 30, 2010          $713

NOTE 5 - OTHER REAL ESTATE OWNED

A summary of OREO, which is included in other assets, is as follows:

($ in Thousands)                                      September 30, 2010   December 31, 2009
Balance at beginning of year                                 $1,808               $2,556
Transfer of loans at net realizable value to OREO             3,450                1,652
Sale proceeds                                                (1,053)              (1,012)
Loans made in sale of OREO                                     (486)                (339)
Net gain (loss) from sale of OREO                                55                  (91)
Provision charged to operations                                 (75)                (958)
Balance at end of period                                     $3,699               $1,808

Changes in the valuation reserve for losses on OREO were as follows:

($ in Thousands)                           September 30, 2010   December 31, 2009
Beginning Balance                                  $2,994              $2,616
Provision charged to operations                        75                 958
Amounts related to OREO disposed of                  (365)               (580)
Balance at end of period                           $2,704              $2,994

The largest asset in OREO as of September 30, 2010 is a participation loan where the underlying collateral is commercial property comprised of a hotel/resort property. The second largest asset consists of the remaining commercial real estate property associated with a loan to a former car dealership ("Impaired Borrower") received in 2007 from the surrender of assets as described in our 2009 Form 10-K. In March 2010, the remaining residential real estate property of the Impaired Borrower was sold. Evaluations of the fair market value of the properties are done quarterly and valuation adjustments, if necessary, are recorded in our consolidated financial statements. Valuation adjustments of the OREO from the Impaired Borrower totaled $698 in 2009. Previous valuations on the properties of the Impaired Borrower represented fair value based on appraisals and an accepted offer to purchase which was subject to various contingencies and subsequently not consummated. The remaining commercial real estate property is under contract to be sold during the fourth quarter 2010 with
no additional valuation adjustments anticipated.   The current carrying values
of the OREO represent the fair value based on the highest and best use of the properties. There were 14 properties held as OREO at September 30, 2010 and December 31, 2009, respectively.

NOTE 6- LONG-TERM BORROWINGS

Long-term borrowings were as follows.

($ in Thousands)                    September 30, 2010   December 31, 2009
Federal Home Loan Bank advances            $32,561             $32,561
Structured repurchase agreements            10,000              10,000
  Total long-term borrowings               $42,561             $42,561

Federal Home Loan Bank Advances - Long-term advances from the Federal Home Loan Bank ("FHLB") have maturities through 2015 and had weighted-average interest rates of 3.72% and 4.04% at September 30, 2010 and December 31, 2009, respectively.

On April 5, 2010, $22,061 of FHLB Advances ("Advances") was restructured to take advantage of low interest rates and the ability to lock-in these rates for a longer period. The average duration of all Advances when this transaction was consummated was extended to 3.62 years from 1.83 years and the weighted-average interest rate dropped to 3.72% from 4.04%. The rate of the restructured Advances dropped from 4.71% to 3.02%, and after accounting for the amortization of the cancellation penalties the effective rate equals 4.11%. Management reviewed the present value of the cash flows before and after the restructuring and determined the restructuring was closely related to the original contract within accounting guidance that allows the prepayment penalty to be incorporated into the new borrowing agreements.

Structured repurchase agreements - Fixed rate structured repurchase agreements, which mature in 2014 and 2015, are callable in 2013, and have weighted-average interest rates of 3.47% at September 30, 2010 and December 31, 2009.

NOTE 7- STOCKHOLDERS' EQUITY
($ in thousands)

The Company's Articles of Incorporation, as approved and amended at a shareholder meeting on January 22, 2009, authorized the issuance of 10,000 shares of Series A, no par value, Preferred Stock and 500 shares of Series B, no par value, Preferred Stock.

On February 20, 2009, under the United States Department of the Treasury ("Treasury") Capital Purchase Program ("CPP"), the Company issued 10,000 shares of Series A Preferred Stock and 500 shares of Series B Preferred Stock to the Treasury. The warrants for the Series B Preferred Stock were immediately exercised for 500 shares. Total proceeds received were $10,000. The proceeds received were allocated between the Series A Preferred Stock and the Series B Preferred Stock based upon their relative fair values, which resulted in the recording of a discount on the Series A Preferred Stock and a premium on the Series B Preferred Stock. The discount and premium are being amortized over five years. The allocated carrying values of the Series A Preferred Stock and Series B Preferred Stock on the date of issuance (based on their relative fair values) were $9,442 and $558, respectively. The allocated carrying values of the Series A Preferred Stock and Series B Preferred Stock on September 30, 2010 were $9,607 and $541, respectively. Cumulative dividends on the Series A Preferred Stock accrue and are payable quarterly at a rate of 5% per annum for five years. The rate will increase to 9% per annum thereafter if the shares are not redeemed by the Company. The Series B Preferred Stock dividends accrue and are payable quarterly at 9%. The Company is prohibited from paying any dividend with respect to shares of its common stock unless all accrued and unpaid dividends are paid in full on the Preferred Stock for all past dividend periods. The Preferred Stock is non-voting, other than on matters that could adversely affect the Preferred Stock. The Preferred Stock may be redeemed at any time with regulatory approval. All $10,000 of the CPP proceeds qualify as Tier 1 Capital for regulatory purposes at the holding company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATION

We operate as a one-bank holding company and own all of the outstanding capital stock of Mid-Wisconsin Bank (the "Bank"), chartered as a state bank in Wisconsin. The Bank is engaged in general commercial and retail banking services, including wealth management services.

The following management's discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition as of September 30, 2010 and December 31, 2009 and results of operations for the three month and nine month periods ended September 30, 2010 and 2009. It is intended to supplement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

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

SUMMARY

We reported net income to common stockholders of $2, or $0.00 per common share, for the quarter ended September 30, 2010. This compares to net income to common stockholders of $168, or $0.10 per common share, for the quarter ended June 30, 2010, and a net loss to common stockholders of $833, or $0.51 per common share, for the quarter ended September 30, 2009. For the nine months ended September 30, 2010, net income to common stockholders was $22, or $0.01 per common share, compared to a net loss to common stockholders of $1,878 or $1.14 per common share, in the comparable 2009 period.

This is the second consecutive quarter a profit has been reported after three consecutive loss quarters starting at June 30, 2009. Net interest income, has remained relatively flat over the past two quarters in spite of the continued "distressed" economic conditions and resulting level of non-accruing loans. Financial results continue to be impacted mainly by historically high provision for loan losses, foreclosure/OREO expenses and FDIC insurance costs. Despite the continuing provisioning, we continue to believe that the Company's core earnings (pre loan loss provisions, OREO expenses and FDIC insurance costs) and basic fundamentals remain healthy. In order to preserve capital, no cash dividends were paid to common stockholders in the third quarter of 2010 or 2009.

Other key factors affecting the current quarter were:

   o Net interest income of $4,021 for the three months ended September 30, 2010, decreased by 2.9% from the prior quarter and 2.2% from the same quarter in 2009. Interest income from loans and investments decreased $195 from the prior quarter, while interest expense on deposits and borrowings decreased $80. In the past, declines in investment or loan rates due to competition or the fluctuation in the trading market have been offset by decreases in the rates on our deposit products. This quarter has seen a larger drop in interest income due to the acquisition of greater amounts of short-term lower yielding investments for purposes of having additional liquidity capacity.

   o Loans of $344,197 at September 30, 2010, decreased $14,419 from December 31, 2009. Contributing to the decline was $2,439 of net charge-offs, $2,900 of loan pay-offs during the second quarter of 2010, and continued weak loan demand in our markets. Although competition among local and regional banks for creditworthy borrowers and core deposit customers remains high, we remain committed to supporting our markets through lending to creditworthy borrowers as opportunities arise.

   o Total deposits were $393,230 at September 30, 2010 or $4,570 below the December 31, 2009 level due primarily to normal customer inflows and outflows. The Company's premier money market product has attracted deposits and the Company has allowed $9,721 of brokered certificate of deposits to mature and not be replaced.

   o Net charge-offs were $479 in the third quarter of 2010, $1,473 during the second quarter of 2010, and $1,330 for the third quarter of 2009. The provision for loan losses was $900 for the third quarter of 2010 compared with $955 for the second quarter of 2010 and $2,150 in the related 2009 period. The provision has been reduced from the elevated amounts recorded in 2009, but still remains high versus historical levels. The high level of provisions over the past two years mainly resulted from increases in the economic factors applied to all loan types that include: the high unemployment rate in our market areas, increased delinquencies in existing commercial real estate and construction credits resulting from weakness in the local economies, further deterioration in collateral values, and internal assessments of currently performing loans with increased risk for future delinquencies. The level of provisioning during the first nine months of 2010 resulted in an increase in the allowance for loan losses to 2.55% of total loans at September 30, 2010 compared to 2.22% at December 31, 2009 and 2.35% at September 30, 2009.

   o Nonperforming assets were $17,365 at September 30, 2010 as compared to $17,286 at June 30, 2010, $16,562 at year-end 2009, and $18,356 for the same quarter in 2009. The historically high level of collateral-dependent nonperforming assets in the loan portfolio is the result of management's continued monitoring of the effects of the slowdown in the local economies on our loan portfolio. However, management feels that based on the results of the last five quarters, the level of nonperforming assets has stabilized.

   o Noninterest income during the three months ended September 30, 2010 was $1,467, up $247 from the second quarter of 2010 and up $447 from the same period of 2009. If gain on sales of investment securities were excluded from all periods, noninterest income would have been $1,137, $1,052, and $1,020, respectively.

   o Noninterest expense for the three months ended September 30, 2010 was $3,993, an increase of $48 compared to the second quarter of 2010 and an increase of $12 compared to the related 2009 period. While the results are relatively similar when compared to the same period in 2009, areas impacted varied. Expense categories increasing were: marketing costs, FDIC costs, loan servicing costs, and valuation of director fees. Areas showing a decrease included: Foreclosure/OREO expenses, and legal and professional expenses. Management continues to monitor expenses very closely.

   o Stockholders' equity at September 30, 2010 was $44,245 compared to $43,184 at December 31, 2009, an increase of $1,061. The single largest factor increasing capital was an increase in the fair value of the investment portfolio (Other Comprehensive Income) of $924.

Additionally, on November 8, 2010, the Bank has entered into a formal written agreement (the "Agreement") with the Federal Deposit Insurance Corporation (the "FDIC") and the Wisconsin Department of Financial Institutions (the "DFI") to take certain actions and operate in compliance with the Agreement's provisions during its term. The Agreement is described in more detail in Item 5 to Part II of this Form 10-Q and is attached hereto as an exhibit. Management believes that the Bank has satisfied most of the conditions of this Agreement and has taken action to resolve all other requirements and does not believe that it will materially impact the Bank's business or operations.

The elevated level of provisions and collection expenses incurred over the past four years is largely attributable to the significant losses incurred on loans made to the owners of Smith Brothers Ford in Mosinee, WI in 2005. In September a Marathon County jury found the owners of the dealership, Dean Smith and Carrie Koskey, liable of intentionally misrepresenting the financial condition of the dealership and conspiracy with the intent to deceive and induce Mid-Wisconsin Bank to extend credit to them. The jury awarded Mid-Wisconsin Bank a judgment of $4,041,957 against these individuals. This decision is subject to appeal; therefore at this time it is unclear if or when we will ever receive any payment under this judgment. We continue to pursue other avenues of collection including filing claims with various insurance companies.

While results continue to show a general improvement, as evidenced in the third and second quarters of 2010, we expect to be challenged for the remainder of the year in reducing the level of non-performing assets and related collection expenses, by an increasing number of real estate foreclosures, flat commercial and agricultural loan demand, and maintaining and improving our net interest margin. On the positive side, commodity prices have been increasing from stabilized levels which should provide much needed relief for our agricultural business customers, and unemployment rates, while still historically high, have seen some downward movement. At the end of March 2010, the unemployment rate in the counties we serve was almost 12%. As of September 30, 2010, it was 7.3%.

The following table presents a summary of our quarterly financial results.

Table 1: Summary Results of Operations
($ in Thousands, except per share data)

                                                                              Three Months Ended,
                                                        September 30,   June 30,   March 31,   December 31,   September 30,
                                                            2010          2010       2010          2009           2009
Results of operations:
Interest income                                            $6,196        $6,391     $6,457        $6,623         $6,665
Interest expense                                            2,175         2,255      2,328         2,456          2,554
Net interest income                                         4,021         4,136      4,129         4,167          4,111
Provision for loan losses                                     900           955      1,400         2,856          2,150
Net interest income after provision for loan losses         3,121         3,181      2,729         1,311          1,961
Noninterest income                                          1,467         1,220        987         1,001          1,020
Other-than-temporary impairment losses, net                   412             0          0             0            289
Noninterest expenses                                        3,993         3,945      3,782         3,787          3,981
Income (loss)  before income taxes                            183           456        (66)       (1,475)        (1,289)
Income tax expense (benefit)                                   21           128        (79)         (479)          (614)
Net income (loss)                                             162           328         13          (996)          (675)
Preferred stock dividends, discount, and premium             (160)         (160)      (161)         (159)          (158)
Net income (loss) available to common equity                   $2          $168      ($148)      ($1,155)         ($833)
Earnings (loss) per common share:
Basic and diluted                                           $0.00         $0.10      ($0.09)      ($0.70)        ($0.51)
Cash dividends per common share                             $0.00          N/A        $0.00          N/A          $0.00
Weighted average common shares outstanding:
Basic                                                       1,650         1,649       1,648        1,647          1,646
Diluted                                                     1,650         1,649       1,648        1,647          1,646
SELECTED FINANCIAL DATA
Period-End Balances:
Loans                                                    $344,197      $351,346    $357,064     $358,616       $357,865
Total assets                                              503,724       501,496     502,191      505,460        494,873
Deposits                                                  393,230       390,583     393,193      397,800        377,370
Stockholders' equity                                       44,245        44,301      43,378       43,184         44,721
Book value per common share                                $20.65        $20.71      $20.18       $20.10
$21.05
Average Balance Sheet
Loans                                                    $352,928      $358,221    $360,731     $362,045       $363,619
Total assets                                              506,711       503,767     504,730      498,744        498,733
Deposits                                                  393,291       395,057     395,747      382,668        376,476
Short-term borrowings                                      12,972         8,454       9,079       12,488         15,085
Long-term borrowings                                       42,561        42,561      42,561       42,561         45,929
Stockholders' equity                                       44,340        43,848      43,618       44,930         44,767
Financial Ratios:
Return on average equity                                     0.02%         1.54%      -1.38%      -10.20%         -7.38%
Return on average common equity                              0.02%         2.00%      -1.79%      -13.14%         -9.51%
Average equity to average assets                             8.75%         8.70%       8.64%        9.01%          8.98%
Common equity to average assets                              6.73%         6.70%       6.59%        6.64%          6.95%
Net interest margin (1)                                      3.38%         3.52%       3.55%        3.53%          3.48%
Total risk-based capital                                    15.10%        14.93%      14.88%       14.49%         15.67%
Net charge-offs to average loans                             0.14%         0.41%       0.14%        0.92%          0.37%
Nonperforming loans to total loans                           3.93%         4.11%       3.59%        3.93%          4.02%
Efficiency ratio (1)                                        79.37%        72.86%      73.05%       72.33%         82.04%
Net interest income to average assets (1)                    0.00%         0.82%       0.82%        0.84%          0.82%
Noninterest income to average assets                         0.29%         0.24%       0.20%        0.20%          0.20%
Noninterest expenses to average assets                       0.79%         0.78%       0.75%        0.76%          0.80%
Stock Price Information (2)
High                                                        $9.50        $11.00       $9.10        $8.30         $12.50
Low                                                          7.85          9.00        6.00         7.00           8.30
Market price at quarter end                                  7.85          9.50        9.00         7.00           8.30

(1)  Fully taxable-equivalent basis, assuming a Federal tax rate of 34% and excluding disallowed interest expense.
(2)  Bid price

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis for the nine months ended September 30, 2010, was $12,468, down from $12,493 in the related 2009 period. The $25 decrease in taxable-equivalent net interest income was generally attributable to unfavorable volume variances (as balance sheet changes in both volume and mix decreased taxable-equivalent net interest income by $42) offset by favorable interest rate changes (as the decrease of interest-bearing liabilities still outpaces the decrease in earning assets by $17). The change in mix and volume of earning assets increased taxable-equivalent net interest income by $20, while the change in volume and composition of interest-bearing liabilities decreased taxable-equivalent net interest expense by $62. Rate changes on earning assets reduced interest income by $1,329, while changes in rates on interest-bearing liabilities lowered interest expense by $1,346.

The net interest margin for the first nine months of 2010 was 3.48%, down from 3.52% in the related 2009 period. For 2010, the yield on earning assets of 5.37% was 42 basis points ("bps") lower than the comparable period last year. Loan yields decreased 30 bps, to 6.03%, impacted by higher levels of nonaccrual loans, lower loan yields given the repricing of adjustable rate loans, soft loan demand, and competitive pricing pressures to retain and/or obtain creditworthy borrowers. The yield on securities and short-term investments decreased 57 bps, which was impacted by the lower interest rate environment available to invest bank liquidity.

The cost of interest-bearing liabilities of 2.22% for the first nine months of 2010 was 47 bps lower than the related 2009 period. The average cost of interest-bearing deposits was 1.93%, down 50 basis points, while the cost of wholesale funding (comprised of short-term borrowings and long-term borrowings) decreased 18 bps to 3.36% for the nine months ended September 30, 2010. The $10,310 of subordinated debentures have a fixed rate of 5.98% until December 15, 2010, after which they will have a floating rate equal to the three-month LIBOR plus 1.43%.

Average earning assets of $478,578 for the first nine months of 2010 were $4,514 higher than the comparable period last year. Average loans decreased $7,348 as a result of soft loan demand, pay-offs and charge-offs while average investments and other interest-earning assets grew $11,862 as a result of the lack of loan growth to absorb the increase in deposits.

Average interest-bearing liabilities of $406,949 for the first nine months of 2010 were up $6,546 over the related 2009 period. Average interest-bearing deposits grew $13,708, attributable to higher levels of interest-bearing demand and savings deposits and time deposits while average noninterest-bearing deposits increased $1,033. Given the soft loan demand and growth in deposits, average short and long term borrowings decreased by $7,161.

Taxable equivalent net interest income during the third quarter of 2010 was $4,083, $101 lower than the third quarter of 2009. Changes in balance sheet volume and mix decreased taxable equivalent net interest income by $153, while changes in the rate environment increased net interest income by $52. The net interest margin between the comparable quarters was down 10 bp, to 3.38% in the third quarter of 2010. Average earnings assets increased $2,058 to $479,381 in the third quarter of 2010, with average loans down $10,692, while average investments and other earning assets increased $12,750 (predominately in overnight funds). On the funding side, average interest-bearing deposits were up $15,111, while average demand deposits increased $1,703. On average, short and long term borrowings were down $8,904.

Table 2: Year-To-Date Net Interest Income Analysis - Taxable Equivalent Basis ($ in Thousands)

                                              Nine months ended September 30, 2010    Nine months ended September 30, 2009
                                              Average      Interest       Average     Average     Interest        Average
                                              Balance   Income/Expense   Yield/Rate   Balance   Income/Expense   Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                            $357,265       $16,123         6.03%    $364,613       $17,272         6.33%
Investment securities:
  Taxable                                      89,258         2,601         3.90%      75,819         2,584         4.57%
  Tax-exempt (2)                                9,986           413         5.52%      11,995           558         6.22%
Other interest-earning assets                  22,069            91         0.55%      21,637           123         0.76%
Total earning assets                         $478,578       $19,228         5.37%    $474,064       $20,537         5.79%

Cash and due from banks                        $7,669                                  $7,665
Other assets                                   27,393                                 $21,449
Allowance for loan losses                      (8,552)                                 (6,080)
Total assets                                 $505,088                                $497,097

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand                     $34,758           $161        0.62%     $30,053          $145         0.65%
  Savings deposits                            106,245            833        1.05%     106,593         1,102         1.38%
  Time deposits                               202,892          3,980        2.62%     193,541         4,750         3.28%
Short-term borrowings                          10,183             68        0.90%      11,711            94         1.07%
Long-term borrowings                           42,561          1,257        3.95%      48,194         1,492         4.14%
Subordinated debentures                        10,310            461        5.98%      10,310           461         5.98%
Total interest-bearing liabilities           $406,949         $6,760        2.22%    $400,403        $8,044         2.69%

Demand deposits                                50,793                                  49,760
Other liabilities                               3,426                                   3,085
Stockholders' equity                           43,920                                  43,850
Total liabilities and stockholders' equity   $505,088                                $497,097

Net interest income and rate spread                           $12,468       3.15%                    $12,493        3.10%
Net interest margin                                                         3.48%                                   3.52%

(1)  Non-accrual loans are included in the daily average loan balances outstanding.
(2)  The yield on tax-exempt loans and investments is computed on a tax-equivalent basis using a Federal tax rate of 34% and excluding disallowed interest expense.
(3)  Interest income includes loan fees of $274 in 2010 and $390 in 2009.

Table 3: Quarterly Net Interest Income Analysis - Taxable Equivalent Basis ($ in Thousands)

                                             Three months ended September 30, 2010    Three months ended September 30, 2009
                                             Average      Interest       Average      Average      Interest       Average
                                             Balance   Income/Expense   Yield/Rate    Balance   Income/Expense   Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)                            $352,928        $5,315         5.97%     $363,620       $5,604         6.11%
Investment securities:
  Taxable                                      82,595           768         3.69%       83,934          929         4.39%
  Tax-exempt (2)                                9,597           131         5.43%       11,449          176         6.11%
Other interest-earning assets                  34,261            44         0.51%       18,320           29         0.63%
Total earning assets                         $479,381        $6,258         5.18%     $477,323       $6,738         5.60%

Cash and due from banks                        $7,879                                   $7,831
Other assets                                   28,066                                  $21,424
Allowance for loan losses                      (8,615)                                  (7,845)
Total assets                                 $506,711                                 $498,733

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand                     $34,519           $54         0.62%      $29,314          $46         0.62%
  Savings deposits                            110,564           301         1.08%      102,676          311         1.20%
  Time deposits                               196,906         1,225         2.47%      194,888        1,486         3.02%
Short-term borrowings                          12,972            29         0.90%       15,085           37         0.97%
Long-term borrowings                           42,561           412         3.84%       49,352          520         4.18%
Subordinated debentures                        10,310           154         5.98%       10,310          154         5.98%
Total interest-bearing liabilities           $407,832        $2,175         2.12%     $401,625       $2,554         2.52%

Demand deposits                                51,301                                   49,598
Other liabilities                               3,238                                    2,742
Stockholders' equity                           44,340                                   44,767
Total liabilities and stockholders' equity   $506,711                                 $498,733

Net interest income and rate spread                          $4,083         3.06%                    $4,184         3.08%
Net interest margin                                                         3.38%                                   3.48%

(1)  Non-accrual loans are included in the daily average loan balances outstanding.
(2)  The yield on tax-exempt loans and investments is computed on a tax-equivalent basis using a Federal tax rate of 34% and excluding disallowed interest expense.
(3)  Interest income includes loan fees of $90 in 2010 and $101 in 2009.

Table 4:  Volume/Rate Variance - Taxable Equivalent Basis
($ in Thousands)

                                            Comparison of three months ended      Comparison of  nine months ended
                                             September 30, 2010 versus 2009        September 30, 2010 versus 2009
                                               Variance Attributable to              Variance Attributable to
                                                                Income/Expense                         Income/Expense
                                            Volume     Rate      Variance (1)      Volume     Rate      Variance (1)
Interest Income: (2)
  Loans                                     ($165)    ($124)        ($289)         ($348)    ($801)        ($1,149)
  Taxable investments                         (15)     (146)         (161)           459      (442)             17
  Nontaxable investments                      (28)      (17)          (45)           (93)      (52)           (145)
  Other interest income                        25       (10)           15              2       (34)            (32)
Total interest-earning assets                (183)     (297)         (480)            20    (1,329)         (1,309)

Interest Expense:
  Interest-bearing demand                       8         0             8             23        (7)             15
  Savings deposits                             24       (34)          (10)            (4)     (265)           (269)
  Time deposits                                15      (276)         (261)           229      (999)           (770)
  Short-term borrowings                        (5)       (2)           (7)           (12)      (14)            (26)
  Long-term borrowings                        (72)      (37)         (109)          (174)      (61)           (235)
  Subordinated debentures                       0         0             0              0         0               0
Total interest-bearing liabilities            (30)     (349)         (379)            62    (1,346)         (1,284)
Net interest income, taxable equivalent     ($153)      $52         ($101)          ($42)      $17            ($25)

(1) The change in interest due to both rate and volume has been allocated to rate.
(2) The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a tax rate of 34% adjusted for the disallowance of interest expense.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the first nine months of 2010 was $3,255, compared to $5,650 for the same period in 2009 and $8,506 for the full year 2009. In the third quarter comparison, the provision for loan losses was $900 and $2,150 for 2010 and 2009, respectively. Net charge offs were $2,439 for the first nine months of 2010, compared to $1,772 for the same period of 2009 and
$5,091 for the full year 2009.   At September 30, 2010, the allowance for loan
losses was $8,773, compared to $7,957 reported at December 31, 2009. The coverage ratio of the allowance for loan losses to total loans was 2.55% and 2.22% at September 30, 2010 and December 31, 2009, respectively. Nonperforming loans at September 30, 2010 were $13,526, compared to $14,093 at December 31, 2009, representing 3.93% of total loans for both time periods.

While our credit quality metrics continue to show more stress than our historical standards, management continued to be encouraged by improving trends exhibited during the second and third quarters of 2010. We believe the current level of provisioning and level of our allowance for loan losses followed the direction of our policies and was adequate to cover anticipated and unexpected loan losses inherent in our loan portfolio. However, we may need to increase provisions in the future should the quality of the loan portfolio continue to decline or other factors used to determine the allowance worsen. Please refer to the discussion on "Allowance for Losses" on page 36 for further information.

NONINTEREST INCOME

Table 5:  Noninterest Income
($ in Thousands)

                                     Three months ended                       Nine months ended
                                September 30,   September 30,   Percent   September 30,   September 30,   Percent
                                    2010             2009       Change         2010            2009       Change
Service fees                        $283             $321        -11.8%        $887            $923         -3.9%
Wealth Management                    346              313         10.5%       1,016             917         10.8%
Mortgage banking income              250              165         51.5%         548             455         20.4%
Net realized gain on sale of
securities available for sale        330                0        100.0%         498             449         10.9%
Other operating income               258              221         16.7%         725             676          7.2%
Total noninterest income          $1,467           $1,020         43.8%      $3,674          $3,420          7.4%

Noninterest income for the first nine months of 2010 was $3,674, up $254 from the first nine months of 2009. All noninterest income item categories increased from the 2009 levels with the exception of service fees which were down slightly. Excluding the net realized gain on sale of securities available for sale, noninterest income would have been $3,176, up $205 from the first nine months of 2009.

Service fees on deposit accounts were $887, down $36 from the comparable nine month period last year. The decrease was primarily attributable to a change in regulations affecting how and when overdraft fees can be charged.

The Wealth Management Services Group generates trust service fees and investment product commissions. Wealth Management income was $1,016 in the first nine months of 2010, up $99 from the same period in 2009, primarily due to the valuations of the assets under management on which fees are based.

Mortgage banking income was $548 for first nine months of 2010, up $93 compared to the first nine months of 2010. Secondary mortgage production was $41,957 for the first nine months of 2010, compared to $36,343 for the first nine months of 2009. This increase was primarily the result of the decrease in interest rates and the higher than normal levels of home refinancing that occurred in 2010. We generally sell such loans into the secondary markets.

Gain on the sale of investments of $498 for the first nine months of 2010 were attributable to the sale of $20,295 of mortgage-related securities, compared to a $449 gain on sale of $12,717 of mortgage-related securities for the comparable period in 2009. The purpose of these sales is to take advantage of favorable pricing, reduce extension risk as interest rates rise, and reduce odd lot positions in the investment securities portfolio.

Other operating income increased $49 from the first nine months of 2009 due to the increase in cash surrender value of bank owned life insurance.

Noninterest income for the third quarter of 2010 increased $447 to $1,467, or 43.8%, versus the third quarter of 2010. Much of the increase resulted from an increase in gains on the sale of investments which were $330 for the third quarter of 2010, compared to no gain in the third quarter of 2009. Service fees of $283 were down $38 versus the comparable quarter in 2009, primarily due to a change in regulations as set forth above. Wealth Management income was $346, up $33, for third quarter 2010 primarily due to general improvements in the equity markets. Mortgage banking income increased $85 from the third quarter of 2009, due to increased secondary mortgage production over 2009, for the reasons stated above.

NONINTEREST EXPENSE

Table 6:  Noninterest Expense
($ in Thousands)

                                        Three months ended                      Nine months ended
                                   September 30,   September 30,   Percent   September 30,   September 30,   Percent
(dollars in thousands)                  2010            2009       Change         2010            2009       Change
Salaries and employee benefits        $2,164          $2,214         -2.3%      $6,375          $6,384         -0.1%
Occupancy                                449             465         -3.4%       1,379           1,429         -3.5%
Data processing                          165             157          5.1%         493             485          1.6%
Foreclosure/OREO expense                  17             279        -93.9%         141           1,242        -88.6%
Legal and professional                   147             234        -37.2%         528             680        -22.4%
FDIC assessment                          232             181         28.2%         697             791        -11.9%
Other operating expenses                 819             451         81.6%       2,107           1,651         27.6%
Total noninterest expenses            $3,993          $3,981          0.3%     $11,720         $12,662         -7.4%

Noninterest expense was $11,720 for the first nine months of 2010, a decrease of $942 from the first nine months of 2009. Data processing and other expenses were up $464; while collectively all other noninterest expense categories decreased $1,406 compared to 2009.

The cost containment initiatives implemented during the first quarter of 2009 have been sustained throughout 2010 as evidenced by overall noninterest expenses decreasing 7.4% year-to-date and remaining relatively flat in the third quarter 2010.

In our continuing effort to control costs, salaries were frozen for 2010. Salaries and employee benefits were $6,375 for the first nine months of 2010, down $9 versus the first nine months of 2009. Salaries decreased $63, predominately the result of a decrease in severance pay paid in 2010 compared to 2009 and employee benefits were up $55 due to the rise in health insurance costs.

Occupancy expense of $1,379 for the first nine months of 2010 decreased $50 from the comparable period last year, primarily due to decreased equipment depreciation, building maintenance expenses, and utility costs.
Foreclosure/OREO expense of $141 decreased $1,101, primarily due to an $815 reduction in OREO valuation write-downs year-to-year and a $204 decrease in losses on sale of OREO from 2009. Legal and professional fees of $528 decreased $152, primarily due to legal costs associated with issuing preferred stock to participate in the Capital Purchase Program during 2009 and lower legal costs associated with loan collection in 2010. A decrease in FDIC expense of $94 was primarily due to a one-time FDIC special assessment expense of $230 in 2009 offset by deposit insurance rate increases and larger assessable deposit base. Other operating expenses increased $456 from the first nine months of 2009, primarily due to increased marketing costs, loan servicing costs and the valuation methodology used in accounting for deferred director fees.

On a comparable quarter basis, noninterest expense remained relatively flat in the third quarter of 2010. Salaries and benefits decreased $50 from the third quarter of 2009, with salary expenses down $33 and benefit expenses down $17. Foreclosure/OREO expense decreased $262, primarily attributable to a decline in OREO write-downs. Legal and professional fees decreased $87, primarily due to lower legal costs associated with loan collection. FDIC expense increased $51 reflecting deposit insurance rate increase and a larger assessable deposit base. Other operating expenses increased $368, primarily due to increased loan servicing costs, the valuation methodology used in accounting for deferred director fees, and marketing costs.

INCOME TAXES

For the first nine months of 2010, the income tax expense was $69 compared to a $1,437 income tax benefit for the comparable period in 2009. The tax benefit in 2009 was due to a relatively large operating loss for the first nine months of 2009. Management determined that a valuation allowance on deferred tax assets was not necessary. Management further believes that tax benefits associated with current and past years pre-tax losses will be realized through the Company's ability to generate sufficient income in the future.

FINANCIAL CONDITION

INVESTMENT SECURITIES PORTFOLIO

At September 30, 2010, the total carrying value of investment securities was $81,514, a decrease of $21,963, or 21.2%, since December 31, 2009. In the third quarter of 2010, investment securities were sold to take advantage of favorable pricing, reduce extension risk as interest rates rise, adjust mix of portfolio, and reduce odd lot positions in the investment securities portfolio. The investment securities portfolio is intended to provide the Bank with adequate liquidity, flexible asset/liability management, a source of stable income, while still being structured to limit credit exposure to the Bank. All securities are classified as available for sale and are carried at market value. Unrealized gains and losses are excluded from earnings, but are reported as other comprehensive income in a separate component of stockholders' equity, net
of income tax.   Premium amortization and discount accretion are recognized as adjustments to interest income using various industry methods. Realized gains or losses on sales are based on the net proceeds and the adjusted carrying value amount of the securities sold using the specific identification method.

Table 7:  Investments
($ in Thousands)

                                                                                     As of              As of
Investment Category                                                 Rating   September 30, 2010   December 31, 2009
                                                                               Amount       %       Amount      %
US Treasury & Agencies Debt
                                                                      AAA      $8,895      100%     $3,179     100%
                                            Total                              $8,895      100%     $3,179     100%
US Treasury & Agencies Debt as % of Portfolio                                               11%                  3%

Mortgage-backed securities
                                                                      AAA     $53,163       98%    $80,898      99%
                                                                      A+           13        0%          0       0%
                                                                      A2            0        0%         11       0%
                                                                      Baa2        191        0%          0       0%
                                                                      BA1         376        1%        514       1%
                                                                      Ba3         350        1%          0       0%
                                                                      B3            0        0%        343       0%
                                             Total                            $54,093      100%    $81,766     100%
Mortgage-Backed Securities as % of Portfolio                                                67%                 79%

Obligations of State and Political Subdivisions
                                                                      Aa1      $2,486       14%         $0       0%
                                                                      Aa2       2,886       17%      2,299      13%
                                                                      AA3       2,076       12%      3,449      20%
                                                                      A1          530        3%        336       2%
                                                                      A2            0        0%        875       5%
                                                                      A3            0        0%        536       3%
                                                                      Baa1        348        2%        342       2%
                                                                      NR        9,090       52%      9,347      55%
                                             Total                            $17,416      100%    $17,184     100%
Obligations of State and Political Subdivisions as % of Portfolio
                                                                                            21%                 17%

Corporate Debt Securities
                                                                      NR       $1,110       100%    $1,348     100%
                                             Total                             $1,110       100%    $1,348     100%
Corporate Debt Securities as % of Portfolio                                                   1%                 1%

Total Market Value of Securities                                              $81,514       100%  $103,477     100%

Obligations of State and Political Subdivisions (municipal securities): At September 30, 2010 and December 31, 2009, municipal securities were $17,416 and $17,184, respectively, and represented 21% and 17%, respectively, of total investment securities based on market value. There were no municipal bond insurance company downgrades in the last quarter; and there was one upgrade.

Mortgage-Backed Securities: At September 30, 2010 and December 31, 2009, mortgage-related securities (which include predominantly mortgage-backed securities and collateralized mortgage obligations) were $54,093 and $81,766, respectively, and represented 67% and 79%, respectively, of total investment securities based on fair value. The majority of the investment securities sold in 2010 were from this category. The fair value of mortgage-related securities is subject to inherent risks based upon the future performance of the underlying collateral (mortgage loans) for these securities. Future performance is impacted by prepayment risk and interest rate changes. Management performs due diligence before purchasing mortgage-backed securities. We invest in mature tranches with proven payment history and underlying securities consisting of mortgages under $200,000, which diversifies our exposure to loss.

Corporate Debt Securities: At September 30, 2010 and December 31, 2009, corporate debt securities were $1,110 and $1,348, respectively, and represented 1% of total investment securities based on market value. Corporate debt securities at September 30, 2010, consisted of trust preferred securities of $960, and other securities of $150. Corporate debt securities at December 31, 2009, consisted of trust preferred securities of $1,198, and other securities of
$150.   Two private placement trust preferred securities ("TPS") in the investment security portfolio have been deferring quarterly interest payments; one since June 2010 and the other since June 2009. Subsequently, these TPS were placed on nonaccrual status and OTTI write-downs of $412 and $289 were recorded in the third quarter of 2010 and 2009, respectively.

The Federal Home Loan Bank of Chicago ("FHLB") announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or stop the FHLB Chicago from paying dividends or redeeming stock without prior approval. The FHLB of Chicago last paid a dividend in the third quarter of 2007. The Bank is a member of the FHLB Chicago and owns $2,306 of FHLB stock. Accounting guidance indicates that an investor in FHLB Chicago capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that reflects the investor's view of FHLB Chicago's long-term performance, which includes factors such as: (1) its operating performance, (2) the severity and duration of declines in the market value of its net assets related to its capital stock amount, (3) its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, (4) the impact of legislation and regulatory changes on FHLB Chicago, and on the members of FHLB Chicago and (5) its liquidity and funding position. After evaluating all of these considerations, the Company believes the cost of the investment will be recovered. Future evaluations of these factors could result in a different conclusion.

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

Total loans were $344,197 at September 30, 2010, a decrease of $14,419, or 4.0%, from December 31, 2009. Loan volume growth period to period was negatively impacted by the current credit environment and economic conditions, loan payoffs, and charge-offs that were taken in 2010. Additionally we have experienced continued weak loan demand from creditworthy borrowers.

Table 8:  Loans
($ in Thousands)

                                                                         As of,
                                 September 30, 2010   June 30, 2010      March 31, 2010   December 31, 2009   September 30, 2009
                                            % of               % of               % of               % of                % of
                                   Amount   Total     Amount   Total     Amount   Total     Amount   Total      Amount   Total
Commercial                        $39,650     12%    $37,928     11%    $37,223     10%    $35,673     10%     $37,354     10%
Commercial real estate            132,104     38%    137,862     39%    140,122     39%    138,891     39%     124,654     35%
Real estate construction           32,197      9%     32,314      9%     33,939     10%     35,417     10%      47,256     13%
Agricultural                       38,966     11%     40,038     12%     41,342     12%     42,280     12%      42,222     12%
Real estate residential            95,160     28%     96,322     27%     97,256     27%     99,116     27%      98,853     28%
Installment                         6,120      2%      6,882      2%      7,182      2%      7,239      2%       7,526      2%
Total loans                      $344,197    100%   $351,346    100%   $357,064    100%   $358,616    100%    $357,865    100%


Owner occupied                    $82,562     62%    $83,885     61%    $86,677     62%    $88,002     63%     $55,790     45%
Non-owner occupied                 49,542     38%     53,977     39%     53,445     38%     50,889     37%      68,864     55%
  Commercial real estate         $132,104    100%   $137,862    100%   $140,122    100%   $138,891    100%    $124,654    100%

1-4 family construction            $1,351      4%     $2,234      7%     $3,283     10%     $3,523     10%      $3,909      8%
All other construction             30,846     96%     30,080     93%     30,656     90%     31,894     90%      43,347     92%
  Real estate construction        $32,197    100%    $32,314    100%    $33,939    100%    $35,417    100%     $47,256    100%


Our commercial loan portfolio consists primarily of commercial, commercial real estate, and real estate construction which collectively comprised 59% of our total portfolio as of September 30, 2010. These segments are considered to have more inherent risk of default than residential mortgage or retail loans. As a group, these loans decreased $6,030, or 2.9%, between December 31, 2009 and September 30, 2010.

Commercial loans were $39,650 at September 30, 2010, up $3,977, or 11.1%, since year-end 2009, and comprised 12% of total loans. The commercial loan classification primarily consists of multifamily residential properties and commercial loans to small businesses. Loans of this type represent a diverse range of industries. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower's operations or on the value of underlying collateral, if any.

Commercial real estate primarily includes commercial-based loans that are secured by nonfarm/nonresidential real estate properties. Commercial real estate loans totaled $132,104 at September 30, 2010, a decrease of $6,787, or 4.9%, from December 31, 2009. This segment represents 38% of total loans. The decrease since year-end 2009 is primarily due to loan pay-offs, charge-offs, transfer of collateral to OREO, and the reclassification of one loan to the commercial loan category. Loans of this type are mainly secured by various types of commercial income properties. Credit risk is managed by utilizing sound underwriting guidelines and regular supervision of borrowers' financial condition. We lend primarily to a diverse group of borrowers in local markets which affords us the opportunity to periodically evaluate the underlying collateral and formally review a borrower's financial condition and overall creditworthiness on an ongoing basis.

Real estate construction loans declined $3,220, or 9.1%, from December 31, 2009 to September 30, 2010 with total balances of $32,197 representing 9% of the total loan portfolio at quarter-end. The continued decline in this loan category is indicative of the difficulties faced by businesses associated with the building trades industry. Loans in this classification provide financing for the acquisition or development of commercial income properties, multifamily projects or residential development, both single and multi family. The Company seeks to control the credit risk on these types of loans by making loans in familiar markets, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

Agricultural loans totaling $38,966 represented 11% of our total loan portfolio at September 30, 2010, down $3,314, or 7.8%, from year-end 2009. Loans in this classification include loans secured by farmland and operating loans used for agricultural production. Credit risk is managed by employing sound underwriting guidelines, regularly evaluating the underlying collateral, and formally reviewing the borrower's financial condition and overall creditworthiness on an ongoing basis.

Real estate residential loans totaled $95,160 and comprised 28% of total loans outstanding at September 30, 2010, down $3,956, or 4.0%, from year-end 2009. Residential mortgage loans include conventional first lien home mortgages and home equity loans. Home equity loans consist of home equity lines, and term loans, some of which are first lien positions. Nearly all of the Company's long-term fixed-rate residential real estate mortgage loans are sold into the secondary market without retention of servicing rights. Those residential loans held in our portfolio generally represent loans with maturities of between 3 and 5 years and provide for interest rate adjustments based on commonly used indices.

Installment loans totaled $6,120 at September 30, 2010, down $1,119, or 15.5%, compared to year-end 2009, and represented 2.0% of the loan portfolio. Loans in this classification include short-term and other personal installment loans not secured by real estate. Credit risk is primarily managed by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2010, no significant industry concentrations existed in the Company's portfolio in excess of 30% of total loans. The Bank has developed guidelines to manage its exposure to various types of concentration risks, including commercial real estate and loans subject to supervisory limitations.

ALLOWANCE FOR LOAN LOSSES

The economic environment during 2009 and 2010 has presented unique credit related issues that have required extensive management attention. As a result, the Company focused on managing credit risk through enhanced asset quality administration, including early problem loan identification and timely resolution of problems. Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and on-going attention to loan payment performance.

At September 30, 2010, the allowance for loan losses was $8,773, compared to $7,957 at December 31, 2009. The allowance for loan losses as a percentage of total loans at September 30, 2010, was 2.55% and covered 65% of nonperforming loans, compared to 2.22% and 56%, respectively, at December 31, 2009. Management's allowance methodology includes an impairment analysis on commercial loans specifically identified by the Company as being impaired as well as other qualitative and quantitative factors in determining the overall adequacy of the allowance for loan losses.

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

The provision for loan losses for the first nine months of 2010 was $3,255, compared to $5,650 for the first nine months of 2009, and $8,506 for the full year 2009. Management reviews the value of the collateral securing loans, nonperforming loan ratios, and levels of net charge offs in determining the appropriate amount of allowance for loan losses to record at the measurement date. Management believes these actions continue to recognize and appropriately address any significant credit quality issues in the loan portfolio.

Gross charge offs were $3,002 for the nine months ended September 30, 2010, $1,948 for the comparable period ended September 30, 2009, and $5,283 for the full year 2009, while recoveries for the corresponding periods were $563, $176, and $192, respectively. The increase in net charge offs in 2010 was partially due to six commercial relationships totaling $921 and one real estate residential loan totaling $100 that were specifically reserved for in prior periods. Net charge offs in the fourth quarter 2009 included $1,880 in participation loans related to an ethanol plant in South Eastern Wisconsin and a hotel/resort in Northern Illinois. Gross charge offs have exceeded historical levels as a result of challenging economic conditions caused by high levels of unemployment, declining collateral values, higher energy costs, and a depressed housing market. Together these conditions have had a negative impact on our business and consumer loan customers. Loans that are charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

Table 9:  Allowance for loan losses
($ in Thousands)

                                                  September 30,     June 30,     March 31,     December 31,     September 30,
                                                       2010           2010         2010            2009              2009
Allowance for loan losses:
Balance at beginning of period                        $8,352         $8,870       $7,957          $8,420            $7,600
Provision for loan losses                                900            955        1,400           2,856             2,150
Charge-offs                                             (776)        (1,630)        (596)         (3,335)           (1,393)
Recoveries                                               297            157          109              16                63
  Net charge-offs                                       (479)        (1,473)        (487)         (3,319)           (1,330)
Balance at end of period                              $8,773         $8,352       $8,870          $7,957            $8,420
Net loan charge-offs (recoveries):
Commercial                                              ($47)          $292         ($15)           $355              $143
Agricultural                                              46            (18)          72              25                 6
Commercial real estate (CRE)                             179            780          104           1,845               (58)
Real estate construction                                  18             92          (12)            518             1,005
  Total commercial                                       196          1,146          149           2,743             1,096
Residential mortgage                                     263            295          290             554               199
Home equity                                              (13)             5           11               0                 0
Installment                                               33             27           37              22                35
  Total net charge-offs                                 $479         $1,473         $487          $3,319            $1,330

CRE and Construction net charge-off detail:
Owner occupied                                          ($68)          $433          $55            $827              ($57)
Non-owner occupied                                       247            347           49           1,018                (1)
  Commercial real estate                                $179           $780         $104          $1,845              ($58)
1-4 family construction                                   $0             $0           $0              $0                $0
All other construction                                    18             92          (12)            518             1,005
  Real estate construction                               $18            $92         ($12)           $518            $1,005

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

Table 10: Allocation of the Allowance for Loan Losses
($ in Thousands)

                                          % of              % of               % of                  % of                   % of
                                          Loan              Loan               Loan                  Loan                   Loan
                                         Type to           Type to            Type to               Type to                Type to
                                          Total             Total              Total                 Total                  Total
                          September 2010  Loans  June 2010  Loans  March 2010  Loans  December 2009  Loans  September 2009  Loans
Allowance allocation:
Commercial                     $509        12%      $532     11%      $531      10%        $497       10%         $514       10%
Agricultural                  1,088        11%     1,065     12%     1,057      12%         981       12%          694       12%
Commercial real estate (CRE)  3,931        38%     3,913     39%     4,318      39%       3,954       39%        4,024       35%
Real estate construction      1,077         9%       907      9%       906      10%         685       10%        1,256       13%
  Total commercial            6,605        70%     6,417     71%     6,812      71%       6,117       71%        6,488       70%
Residential mortgage          2,057        28%     1,829     27%     1,958      27%       1,753       27%        1,844       28%
Installment                     111         2%       106      2%       100       2%          87        2%           88        2%
Total allowance for
loan losses                  $8,773       100%    $8,352    100%    $8,870     100%      $7,957      100%       $8,420      100%

Allowance category as a
percent of total allowance:
Commercial                      5.8%                 6.4%              6.0%                 6.2%                   6.1%
Agricultural                   12.4%                12.6%             11.9%                12.3%                   8.2%
Commercial real estate (CRE)   44.8%                46.9%             48.7%                49.8%                  47.9%
Real estate construction       12.3%                10.9%             10.2%                 8.6%                  14.9%
  Total commercial             75.3%                76.8%             76.8%                76.9%                  77.1%
Residential mortgage           23.4%                21.9%             22.1%                22.0%                  21.9%
Installment                     1.3%                 1.3%              1.1%                 1.1%                   1.0%
Total allowance for
loan losses                   100.0%               100.0%            100.0%               100.0%                 100.0%

The level of reserves as a percentage of the loan portfolio increased from 2.22% at December 31, 2009 to 2.55% at September 30, 2010. The increase is consistent with management's strategy of providing for known as well as unexpected losses in the portfolio. The total of impaired and watch list loans was $24,159 at September 30, 2010, down from the peak of $29,113 at March 31, 2010, but up from $22,698 at December 31, 2009. The main components of the allowance for loan losses at September 30, 2010 were 16.3% against impaired loans, 18.7% against non-impaired watch-list credits, 12.1% against specific segments of the portfolio, and 27.2% against environmental factors, such as unemployment, disposable income, delinquency trends and portfolio management. Management and our Board of Directors have reviewed the methodology and calculations for the allowance for loan losses, and believe the reserve to be adequate; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio, and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

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

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, loans 90 days or more past due but still accruing, and restructured loans. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, management may place such loans on nonaccrual status immediately. Previously accrued and uncollected interest on such loans is reversed, amortization of related loan fees is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash after a determination has been made that the principal balance of the loan is collectible. If collectability of the principal is in doubt, payments received are applied to loan principal. Loans past due 90 days or more but still accruing interest are also included in nonperforming loans, as are loans modified in a troubled debt restructuring (or "restructured" loans). Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Generally, such loans are included in nonaccrual loans until the customer has attained a sustained period of repayment performance. Nonperforming loans were $13,526 and $14,093 at September 30, 2010 and December 31, 2009, respectively, continuing to reflect the impact of the economy on our customers.

Table 11:  Nonperforming Loans and Other Real Estate Owned
($ in Thousands)

                                                       September 2010   June 2010   March 2010   December 2009   September 2009
Nonaccrual loans not considered impaired:
  Commercial                                               $2,644         $1,880       $1,991          $751          $1,317
  Agricultural                                                136              0          163           371             511
  Real estate residential                                   1,894            956          968           958           1,332
  Installment                                                  15             27           24            19              33
  Total nonaccrual loans not considered impaired            4,689          2,863        3,146         2,099           3,193
Nonaccrual loans considered impaired:
  Commercial                                                7,096          8,524        7,442         8,894           8,847
  Agricultural                                                294            516          540           568              43
  Residential mortgage                                      1,181          1,700        1,518         2,363           2,244
  Installment                                                   0              0            0             0               0
  Total nonaccrual loans considered impaired                8,571         10,740        9,500        11,825          11,134
Impaired loans still accruing interest                        118            704           14             0             890
Accruing loans past due 90 days or more (credit cards)          3              1           28            18              60
Restructured loans                                            145            148          148           151               0
     Total nonperforming loans                             13,526         14,456       12,836        14,093          15,277
Other real estate owned (OREO)                              3,699          2,177        2,103         1,808           2,625
Other repossessed assets                                        0            442          470           450             454
Investment security (Trust Preferred)                         140            211          211           211               0
     Total nonperforming assets                           $17,365        $17,286      $15,620       $16,562         $18,356
RATIOS
Nonperforming loans to total loans                           3.93%          4.11%        3.59%         3.93%           4.27%
Nonperforming assets to total loans plus OREO                4.99%          4.89%        4.35%         4.60%           5.09%
Nonperforming assets to total assets                         3.45%          3.45%        3.11%         3.28%           3.71%
Allowance for loan losses to nonperforming loans               65%            58%          69%           56%             55%
Allowance for loan losses to total loans at end of period    2.55%          2.38%        2.48%         2.22%           2.35%
Nonperforming loans by type:
Commercial                                                   $621            $47          $15           $40            $389
Agricultural                                                  536            516          703           939             810
Commercial real estate (CRE)                                7,742          9,961        8,982         9,009           8,005
Real estate construction                                    1,523          1,235          585           747           2,404
    Total commercial                                       10,422         11,759       10,285        10,735          11,608
Residential mortgage                                        3,086          2,669        2,499         3,321           3,576
Installment                                                    18             28           52            37              93
     Total nonperforming loans                             13,526         14,456       12,836        14,093          15,277
Commercial real estate owned                                3,198          1,463        1,530         1,523           2,297
Residential real estate owned                                 501            714          573           285             328
    Total other real estate owned                           3,699          2,177        2,103         1,808           2,625
    Other repossessed assets                                    0            442          470           450             454
    Investment security (Trust Preferred)                     140            211          211           211               0
    Total nonperforming assets                            $17,365        $17,286      $15,620       $16,562         $18,356
CRE and Construction nonperforming loan detail:
Owner occupied                                             $6,259         $6,745       $5,203        $5,949          $3,411
Non-owner occupied                                          1,483          3,216        3,779         3,060           4,594
  Commercial real estate                                   $7,742         $9,961       $8,982        $9,009          $8,005
1-4 family construction                                        $0             $0           $0            $0              $0
All other construction                                      1,523          1,235          585           747           2,404
  Real estate construction                                 $1,523         $1,235         $585          $747          $2,404

Nonperforming loans decreased $567 for the first nine months of 2010 to $13,526 since year-end 2009. The high level of nonperforming loans have been primarily attributable to the impact of declining property values, decreased sales, longer holding periods, rising costs brought on by deteriorating real estate conditions and the weakening economy.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Company expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At September 30, 2010, potential problem loans totaled $15,471 compared to December 31, 2009 of $10,873. This large increase is due to much more aggressive recognition and supervision procedures. This current level of potential problem loans requires a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by the Company's customers and on underlying real estate values.

DEPOSITS

Deposits are the Company's largest source of funds. At September 30, 2010 deposits were $393,230, down $4,570 from year-end 2009, primarily due to decreases in noninterest-bearing demand accounts and brokered deposits offset by increases in savings. Savings deposits increased $7,572, or 7.2%, to 29% of total deposits as a result of the popularity of our premier money market account. Brokered certificates of deposit declined $9,721, or 24.8%, to 7% of total deposits. The decrease in brokered certificates of deposit was initiated by management in its desire to reduce the bank's dependency on brokered deposits.

Table 12:  Deposit Distribution
($ in Thousands)

                             September 30,   % of    December 31,   % of
                                 2010        total       2009       total
Noninterest-bearing demand     $53,506        14%      $55,218       14%
Interest-bearing demand         34,038         9%       33,375        8%
Savings deposits               112,394        29%      104,822       26%
Time deposits                  163,832        41%      165,204       42%
Brokered deposits               29,460         7%       39,181       10%
Total                         $393,230       100%     $397,800      100%

The retail markets we compete in are continuously influenced by economic conditions, competitive pressure from other financial institutions, and other out-of-market investment opportunities available to customers. Due to local market competition, we are currently paying higher rates for local deposits than what we would have to pay for brokered deposits and short-term borrowings. To obtain local funding at more reasonable costs, the bank continues to cultivate demand and savings deposits instead of time deposits and continues to focus on expanding existing customer relationships.

CONTRACTUAL OBLIGATIONS

We are party to various contractual obligations requiring use of funds as part of our normal operations. The table below outlines principal amounts and timing of these obligations, excluding amounts due for interest, if applicable. Most of these obligations are routinely refinanced into a similar replacement obligation. However, renewal of these obligations is dependent on our ability to offer competitive interest rates, availability of collateral for pledging purposes or the availability of credit from other banks or sources.

Table 13:  Contractual Obligations
($ in Thousands)

                                  Total     < 1year     1-3 years     3-5 years     > 5 years
Long-term borrowings             $42,561     $2,500       $6,000        $31,061       $3,000
Subordinated debentures           10,310          0            0              0       10,310
Total contractual obligations    $52,871     $2,500       $6,000        $31,061      $13,310

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

The Company's internal liquidity management analysis includes long-term projection of uses and sources of funds, net noncore funding dependency ratio, liquidity ratio, wholesale funding to total assets and maturity GAP.

The primary source of funds for the Company is dividends and management fee income from the Bank, proceeds from issuance of shares related to stock options and employee stock purchase plans. These sources could be limited or costly. The primary use of funds are to provide for payments of dividends to stockholders, purchase of assets, payment of salaries, benefits and other related expenses, and to make interest payments on its debt. The Company has not received dividends from the Bank since 2006.

The primary source of funds for the Bank are available from a number of sources, primarily the core deposit base, loans and investment securities repayments, calls, and maturities. Additionally, liquidity is provided from the sale of investment securities, lines of credit with other banks, federal funds lines and the ability to borrow from the FHLB.

Investment securities are an important tool to the Company's liquidity objective. As of September 30, 2010, all investments securities are classified as available for sale and are reported at fair value. Of the $81,514 available for sale investment securities portfolio at September 30, 2010, $59,327 was pledged to secure certain deposits and other purposes as required or permitted by law. The majority of the remaining securities could be pledged or sold to enhance liquidity, if necessary.

CAPITAL

Stockholders' equity at September 30, 2010 was $44,245 compared to $43,184 at December 31, 2009. Stockholders' equity included $1,980 of accumulated other comprehensive income related to unrealized net gains on securities available for sale, net of the income tax effect. At December 31, 2009, stockholders' equity included $1,056 of other comprehensive income related to unrealized net gains on securities. There were no cash dividends paid to common stockholders in the first nine months of 2010. This compared with $0.11 per common share for the related period of 2009.

On August 10, 2009, the Board of Directors announced the suspension of dividends on the Company's common stock. In view of the financial challenges presented by the current economic environment and the likelihood that this economic downturn will continue, the Board felt that the most prudent course of action was to focus on preserving our capital position until market conditions improve.

On February 20, 2009, under CPP, the Company issued 10,000 shares of Series A Preferred Stock and 500 shares of Series B Preferred Stock to the Treasury for an aggregate purchase price of $10,000. Dividends on the Series A and Series B Preferred Stock are paid on a quarterly basis in February, May, August, and November. While any Series A and Series B Preferred Stock is outstanding, we may pay dividends on our common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Series A and Series B Preferred Stock are fully paid. As of September 30, 2010, all required dividend payments have been paid to the Treasury. Prior to the third anniversary of the Treasury's purchase of the Series A and Series B Preferred Stock, unless the stock has been redeemed, the consent of the Treasury will be required for us to increase our annual stock dividend above $0.44 per common share. After the third anniversary, Treasury's consent will be required for us to increase our common stock dividend by more than 3% per year. In 2010, all $10,000 of the preferred stock issued under the CPP qualify as Tier 1 Capital for regulatory purposes at the holding company.

Table 14: Capital Ratios
 ($ in Thousands)

                                                                                 Regulatory
Holding Company                   At September 30, 2010   At December 31, 2009     Minimum
Total Stockholders' Equity                $44,245                $43,184
Tier 1 Capital                             49,675                 48,493
Total Regulatory Capital                   54,216                 53,118
Tier 1 to average assets                      9.9%                   9.8%             5.0%
Tier 1 risk-based capital ratio              13.8%                  13.2%             4.0%
Total risk-based capital ratio               15.1%                  14.5%             8.0%

                                                                                 Regulatory
Bank                              At September 30, 2010   At December 31, 2009     Minimum
Total Stockholders' Equity                $47,708                $43,825
Tier 1 Capital                             44,079                 40,313
Total Regulatory Capital                   48,586                 44,910
Tier 1 to average assets                      8.8%                   8.2%             5.0%
Tier 1 risk-based capital ratio              12.4%                  11.1%             6.0%
Total risk-based capital ratio               13.6%                  12.3%            10.0%

The adequacy of our capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. As of September 30, 2010 and December 31, 2009, the Company's and Bank's Tier 1 risk-based capital ratios, total risk-based capital ratios and Tier 1 leverage ratios were in excess of the minimum regulatory
requirements to be well capitalized.   In connection with the Agreement entered
into with the FDIC and DFI, the Bank agreed to maintain ratios of Tier 1 capital to each of total assets and total risk-weighted assets of at least 8.5% and 12.0%. The Bank's ratio were in excess of the agreed to ratios. The Board continually evaluates short-term and long-term capital needs of the Company, and has an expressed goal of maintaining sufficient capital to remain a well-capitalized Bank and Company. The Company's ability to pay dividends depends in part upon the receipt of dividends from the Bank and these dividends are subject to limitation under banking laws and regulations. Pursuant to the Agreement with the FDIC and DFI, the Bank needs the written consent of the regulators to pay dividends to the Company. The Bank has not paid dividends to the Company since 2006. Our declaration of dividends to our stockholders is discretionary and will depend upon operating results and our overall financial condition, regulatory limitations, tax considerations, and other factors. We are also prohibited from paying dividends on our common stock if we fail to make distributions or required payments on the trust preferred securities or on our preferred stock. The Company is current on its required payments on the trust preferred securities and our preferred securities as of September 30, 2010.

RECENT LEGISLATION IMPACTING THE FINANCIAL SERVICES INDUSTRY

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

Management continues to review the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on us in particular, is uncertain at this time.

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

There were no changes in the internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any of our equity securities during the quarter covered by this report. As of September 30, 2010, we did not have in effect an approved share repurchase program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

On November 9, 2010, the Bank entered into a formal written agreement (the "Agreement") with the Federal Deposit Insurance Corporation (the "FDIC") and the Wisconsin Department of Financial Institutions (the "DFI"). Pursuant to the Agreement, the Bank has agreed to take certain actions and operate in compliance with the Agreement's provisions during its terms. The Agreement is based on the results of an annual examination of the Bank by the FDIC and DFI.

Under the terms of the Agreement, the Bank is required to: (i) maintain ratios of Tier 1 capital to each of total assets and total risk-weighted assets of at least 8.5% and 12%, respectively; (ii) refrain from declaring or paying any dividend without the written consent of the FDIC and DFI; and (iii) refrain from increasing its total assets by more than 5% during any three-month period without first submitting a growth plan to the FDIC and DFI. Additionally, the Bank is required to develop and maintain a number of policies and procedures and to take certain actions related to its loan portfolio and budgeting process, all as described in more detail in the Agreement.

A copy of the Agreement is attached hereto as Exhibit 10.1 and is incorporated herein by reference. The description of the Agreement set forth above does not purport to be complete, and is qualified by reference to the full text of the Agreement.

As of November 12, 2010, the Bank believes it has satisfied most of the conditions of the Agreement and has taken actions to resolve the other requirements referenced in the Agreement.

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number                         Description

10.1 Consent Order with the Federal Deposit Insurance Corporation and the Wisconsin Department of Financial Institutions, dated November
      9, 2010
31.1  Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2 Certification of Chief Financial and Operations Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1 Certification of CEO and Chief Financial and Operations Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  November 12, 2010       JAMES F. WARSAW
                               James F. Warsaw
                               President and Chief Executive Officer



Date:   November 12, 2010      MARK A. KING
                               Mark A. King
                               Chief Financial and Operations Officer



                                 EXHIBIT INDEX
                                       TO
                                   FORM 10-Q
                                       OF
                     MID-WISCONSIN FINANCIAL SERVICES, INC.
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
                  PURSUANT TO SECTION 102(D) OF REGULATION S-T
                        (17 C.F.R. {section}232.102(D))

The following exhibits are filed as part this report:

10.1 Consent Order with the Federal Deposit Insurance Corporation and the Wisconsin Department of Financial Institutions, dated November
      9, 2010
31.1  Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2 Certification of Chief Financial and Operations Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1 Certification of CEO and Chief Financial and Operations Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                                                                Exhibit 10.1

                     FEDERAL DEPOSIT INSURANCE CORPORATION

                                WASHINGTON, D.C.

                                      AND

                               STATE OF WISCONSIN

    DEPARTMENT OF FINANCIAL INSTITUTIONS FOR THE STATE OF WISCONSIN MADISON,

                                   WISCONSIN



In the Matter of                                     CONSENT ORDER


MID-WISCONSIN BANK
MEDFORD, WISCONSIN                                   FDIC-10-807b


(STATE CHARTERED)
(INSURED NONMEMBER BANK)



      Mid-Wisconsin Bank, Medford, Wisconsin ("Bank"), having been advised of its right to a NOTICE OF CHARGES AND OF HEARING detailing the unsafe or unsound banking practices and violations of law, rule, or regulation alleged to have been committed by the Bank, and of its right to a hearing on the charges under section 8(b) of the Federal Deposit Insurance Act ("Act"), 12 U.S.C. {section}

1818(b), and under section 220.04(9) of the Wisconsin Statutes, Wis. Stat.

{section} 220.04(9), regarding hearings before the Department of Financial

Institutions for the State of Wisconsin ("WDFI"), and having waived those rights, by and through its duly elected and acting Board of Directors ("Board")

entered into a STIPULATION TO THE ISSUANCE OF A CONSENT ORDER ("STIPULATION")

with representatives of the Federal Deposit Insurance Corporation ("FDIC") and

WDFI, dated November 9, 2010, whereby, solely for the purpose of this proceeding and without admitting or denying any charges of unsafe or unsound banking practices and without admitting or denying any violations of law, rule, or regulation, the Bank consented to the issuance of a CONSENT ORDER ("ORDER") by the FDIC and WDFI.

      The FDIC and WDFI considered the matter and determined to accept the

STIPULATION.

      Having also determined that the requirements for issuance of an order under 12 U.S.C. {section} 1818(b) and section 220.04(9) of the Wisconsin

Statutes, Wis. Stat. {section} 220.04(9), have been satisfied, the FDIC and WDFI

HEREBY ORDER, that the Bank, its institution-affiliated parties, as that term is defined in section 3(u) of the Act, 12 U.S.C. {section} 1813(u), and its successors and assigns take affirmative action as follows:

                                   MANAGEMENT

      1.    (a)   During the life of this ORDER, the Bank shall have and retain qualified management.  Management shall be provided the necessary written authority to implement the provisions of this ORDER.  The qualifications of management shall be assessed on its ability to:

                 (i)     comply with the requirements of this ORDER;

                 (ii)    operate the Bank in a safe and sound manner;

                 (iii)   comply with applicable laws, rules, and regulations;

                         and

                 (iv)    restore all aspects of the Bank to a safe and sound

                         condition, including capital adequacy, asset quality,

                         management effectiveness, earnings, liquidity, and

                         sensitivity to interest rate risk.

            (b)   During the life of this ORDER, prior to the addition of any individual to the board of directors or the employment of any individual as a senior executive officer, the Bank shall request and obtain WDFI's written

approval   For purposes of this ORDER, "senior executive officer" is defined as in section 32 of the Act, 12 U.S.C. {section} 1831i, and section 303.101(b) of the FDIC Rules and Regulations, 12 C.F.R. {section} 303.101(b).

                                MANAGEMENT PLAN

      2.    (a)   Within 90 days from the effective date of this ORDER, the Bank shall retain an independent third party acceptable to the Regional Director of the FDIC, Chicago Region ("Regional Director") and the Administrator of WDFI,

Division of Banking, ("Administrator"), who will develop a written analysis and assessment of the Bank's management needs ("Management Study") for the purpose of providing qualified management for the Bank.

            (b)   The Bank shall provide the Regional Director and the

Administrator with a copy of the proposed engagement letter or contract with the independent third party for review.

            (c)   The Management Study shall be developed within 120 days from the effective date of this ORDER.  The Management Study shall include, at a minimum:

                 (i)     identification of both the type and number of senior

                         officer positions needed to properly manage and

                         supervise the affairs of the Bank;

                 (ii)    identification and establishment of such Bank

                         committees as are needed to provide guidance and

                         oversight to active management;

                 (iii)   evaluation of all senior Bank officers to determine

                         whether these individuals possess the ability,

                         experience and other qualifications required to perform

                         present and anticipated duties, including adherence to

                         the Bank's established policies and practices, and

                         restoration and maintenance of the Bank in a safe and

                         sound condition;

                 (iv)    evaluation of all senior Bank officers' compensation,

                         including salaries, director fees, and other benefits;

                         and

                 (v)     a plan to recruit and hire any additional or

                         replacement personnel with the requisite ability,

                         experience and other qualifications to fill those

                         senior officer positions identified by this paragraph

                         of this ORDER.

            (d)   Within 30 days after receipt of the Management Study the Bank shall formulate a plan to implement the recommendations of the Management Study.

            (e)   A copy of the plan required by this paragraph shall be

submitted to the Regional Director and the Administrator.

                                    CAPITAL

      3.    (a)   During the life of this ORDER, the Bank shall have and

maintain its level of Tier 1 capital as a percentage of its total assets

("capital ratio") at a minimum of 8.5 percent and its level of qualifying total capital as a percentage of risk-weighted assets ("total risk based capital ratio") at a minimum of 12 percent. For purposes of this ORDER, Tier 1 capital,

qualifying total capital, total assets, and risk-weighted assets shall be calculated in accordance with Part 325 of the FDIC Rules and Regulations ("Part

325"), 12 C.F.R. Part 325.

            (b)   If, while this ORDER is in effect, the Bank increases capital by the sale of new securities, the board of directors of the Bank shall adopt and implement a plan for the sale of such additional securities, including the voting of any shares owned or proxies held by or controlled by them in favor of said plan.  Should the implementation of the plan involve public distribution of

Bank securities, including a distribution limited only to the Bank's existing shareholders, the Bank shall prepare detailed offering materials fully describing the securities being offered, including an accurate description of the financial condition of the Bank and the circumstances giving rise to the offering, and other material disclosures necessary to comply with Federal securities laws.  Prior to the implementation of the plan and, in any event, not less than 20 days prior to the dissemination of such materials, the materials used in the sale of the securities shall be submitted to the FDIC Registration and Disclosure Section, 550 17th Street, N.W., Washington, D.C. 20429 and to

WDFI, 345 W. Washington Avenue, 4[th] Floor, P.O. Box 7876, Madison, Wisconsin

53707-7876 for their review.  Any changes requested to be made in the materials by the FDIC or WDFI shall be made prior to their dissemination.

            (c)   In complying with the provisions of this paragraph, the Bank shall provide to any subscriber and/or purchaser of Bank securities written notice of any planned or existing development or other changes which are materially different from the information reflected in any offering materials used in connection with the sale of Bank securities.  The written notice required by this paragraph shall be furnished within 10 calendar days of the date any material development or change was planned or occurred, whichever is earlier, and shall be furnished to every purchaser and/or subscriber of the

Bank's original offering materials.

            PROHIBITION OF ADDITIONAL LOANS TO CLASSIFIED BORROWERS

      4.    (a)   As of the effective date of this ORDER, the Bank shall not extend, directly or indirectly, any additional credit to, or for the benefit of,

any borrower who is already obligated in any manner to the Bank on any extensions of credit (including any portion thereof) that has been charged off the books of the Bank or classified "Loss" in the Joint Report, so long as such credit remains uncollected.

            (b)   As of the effective date of this ORDER, the Bank shall not extend, directly or indirectly, any additional credit to, or for the benefit of,

any borrower whose loan or other credit has been classified "Substandard",

"Doubtful", or is listed for Special Mention in the Joint Report, and is uncollected unless the Bank's board of directors has adopted, prior to such extension of credit, a detailed written statement giving the reasons why such extension of credit is in the best interest of the Bank.  A copy of the statement shall be signed by each Director, and incorporated in the minutes of the applicable board of directors' meeting. A copy of the statement shall be placed in the appropriate loan file.

                REDUCTION OF DELINQUENCIES AND CLASSIFIED ASSETS

      5.    (a)   Within 60 days from the effective date of this ORDER, the Bank shall adopt, implement, and adhere to, a written plan to reduce the Bank's risk position in each asset in excess of $500,000 which is more than 90 days delinquent or classified "Substandard" or "Doubtful" in the Joint Report.  The

plan shall include, but not be limited to, provisions which:

                 (i)     prohibit an extension of credit for the payment of

                         interest, unless the Board provides, in writing, a

                         detailed explanation of why the extension is in the

                         best interest of the Bank;

                 (ii)    provide for review of the current financial condition

                         of each delinquent or classified borrower, including a

                         review of borrower cash flow and collateral value;

                 (iii)   delineate areas of responsibility for loan officers;

                 (iv)    establish dollar levels to which the Bank shall reduce

                         delinquencies and classified assets within 6 and 12

                         months from the effective date of this ORDER; and

                 (v)     provide for the submission of monthly written progress

                         reports to the Bank's board of directors for review and

                         notation in minutes of the meetings of the board of

                         directors.

            (b)   As used in this paragraph, "reduce" means to: (1) collect; (2)

charge off; (3) sell; or (4) improve the quality of such assets so as to warrant removal of any adverse classification by the FDIC and WDFI.

            (c)   A copy of the plan required by this paragraph shall be

submitted to the Regional Director and WDFI.

                                LIQUIDITY PLAN

      6.    Within 60 days of the effective date of this ORDER, the Bank shall revise its written contingency funding plan ("Liquidity Plan").  The Liquidity

Plan shall identify sources of liquid assets to meet the Bank's contingency funding needs over time horizons of one month, two months, and three months.  At a minimum, the Liquidity Plan shall be prepared in conformance with the

Liquidity Risk Management Guidance found at FIL-84-2008, as supplemented by FIL-

13-2010, and include provisions to address the issues as identified in the Joint

Report.

                              DIVIDEND RESTRICTION

      7.    As of the effective date of this ORDER, the Bank shall not declare or pay any dividend without the prior written consent of the Regional Director and WDFI.

                      ALLOWANCE FOR LOAN AND LEASE LOSSES

      8.    (a)   After the effective date of this ORDER, and prior to the

submission of all Reports of Condition and Income required by the FDIC, the board of directors of the Bank shall review the adequacy of the Bank's ALLL,

provide for an adequate ALLL, and accurately report the same. The minutes of the board meeting at which such review is undertaken shall indicate the findings of the review, the amount of increase in the ALLL recommended, if any, and the basis for determination of the amount of ALLL provided.  In making these determinations, the board of directors shall consider the FFIEC Instructions for the Reports of Condition and Income and any analysis of the Bank's ALLL provided by the FDIC or Division.

            (b)   ALLL entries required by this paragraph shall be made prior to any capital determinations required by this ORDER.

                              SPECIAL MENTION LOAN

      IX.   Within 60 days from the effective date of this ORDER,

the Bank shall correct all deficiencies in the loan listed for "Special Mention"

in the Joint Report.

                             PROFIT PLAN AND BUDGET

      10.   (a)   Within 60 days from the effective date of this ORDER, the Bank shall revise and adhere to its written profit plan and a realistic,

comprehensive budget for all categories of income and expense for calendar years

2011 and 2012.  The plans required by this paragraph shall contain formal goals and strategies, consistent with sound banking practices, to reduce discretionary expenses and to improve the Bank's overall earnings, and shall contain a description of the operating assumptions that form the basis for major projected income and expense components.

            (b)   The written profit plan shall address, at a minimum:

                 (i)     realistic and comprehensive budgets;

                 (ii)    a budget review process to monitor the income and

                         expenses of the Bank to compare actual figures with

                         budgetary projections;

                 (iii)   identification of major areas in, and means by which,

                         earnings will be improved; and

                 (iv)    a description of the operating assumptions that form

                         the basis for and adequately support major projected

                         income and expense components.

            (c)   Within 30 days from the end of each calendar quarter following completion of the profit plans and budgets required by this paragraph, the

Bank's board of directors shall evaluate the Bank's actual performance in relation to the plan and budget, record the results of the evaluation, and note any actions taken by the Bank in the minutes of the board of directors' meeting at which such evaluation is undertaken.

            (d)   A written profit plan and budget shall be prepared for each calendar year for which this ORDER is in effect.

            (e)   Copies of the plans and budgets required by this paragraph shall be submitted to the Regional Director and WDFI.

                                 STRATEGIC PLAN

      11.   (a)   Within 90 days from the effective date of this ORDER, the Bank shall revise its comprehensive strategic plan.  The plan required by this paragraph shall contain an assessment of the Bank's current financial condition and market area, and a description of the operating assumptions that form the basis for major projected income and expense components.  The written strategic plan shall address, at a minimum:

                 (i)     strategies for pricing policies and asset/liability

                         management; and

                 (ii)    financial goals, including pro forma statements for

                         asset growth, capital adequacy, and earnings.

            (b)   Within 30 days from the end of each calendar quarter following the adoption and implementation of the Strategic Plan described in (a) above,

the Bank's board of directors shall evaluate the Bank's actual performance in relation to the strategic plan required by this paragraph and record the results of the evaluation, and any actions taken by the Bank, in the minutes of the board of directors' meeting at which such evaluation is undertaken.

            (c)   The strategic plan required by this ORDER shall be revised 30 days prior to the end of each calendar year during which this ORDER is in effect. Thereafter the Bank shall approve the revised plan, which approval shall be recorded in the minutes of a board of directors' meeting, and the Bank shall implement and adhere to the revised plan.

            (d)   Copies of the plan and revisions thereto required by this

paragraph shall be submitted to the Regional Director and WDFI.

                            CORRECTION OF VIOLATIONS

      12.   Within 30 days from the effective date of this ORDER, the Bank shall eliminate and/or correct all violations of law, rule, or regulation listed in the Joint Report.

                             RESTRICTION ON GROWTH

      13.   During the life of this ORDER, the Bank shall not increase its total assets by more than 5 percent during any consecutive three-month period without providing, at least 30 days prior to its implementation, a growth plan to the

Regional Director and WDFI.  Such growth plan, at a minimum, shall include the funding source to support the projected growth, as well as the anticipated use of funds.  This growth plan shall not be implemented without the prior written consent of the Regional Director and Administrator.  In no event shall the Bank increase its total assets by more than 10 percent annually.  For the purpose of this paragraph, "total assets" shall be defined as in the Federal Financial

Institutions Examination Council's Instructions for the Consolidated Reports of

Condition and Income.

                              INTEREST RATE RISK

      14.   (a)   Within 60 days of the effective date of this ORDER the Bank shall revise its procedures for managing the Bank's sensitivity to interest rate risk.  The procedures shall comply with the Joint Agency Statement of Policy on

Interest Rate Risk (June 26, 1996), and the Joint Supervisory Statement on

Investment Securities and End-user Derivative Activities (April 23, 1998).

            (b)   A copy of the policy revisions and procedures required by this paragraph shall be submitted to the Regional Director and WDFI.

                          NOTIFICATION TO SHAREHOLDER

      15.   Following the effective date of this ORDER, the Bank shall send to its shareholder a copy of this ORDER: (1) in conjunction with the Bank's next shareholder communication; or (2) in conjunction with its notice or proxy statement preceding the Bank's next shareholder meeting.

                                   MONITORING

      16.   Within 30 days from the effective date of this ORDER, the Bank's board of directors shall have in place a program that will provide for monitoring of the Bank's compliance with this ORDER.

                                PROGRESS REPORTS

      17.   Within 30 days from the end of each calendar quarter following the effective date of this ORDER, the Bank shall furnish to the Regional Director and WDFI written progress reports signed by each member of the Bank's board of directors, detailing the actions taken to secure compliance with the ORDER and the results thereof.

      This ORDER shall be effective on the date of issuance.

      The provisions of this ORDER shall be binding upon the Bank, its institution-affiliated parties, and any successors and assigns thereof.

      The provisions of this ORDER shall remain effective and enforceable except to the extent that, and until such time as, any provision has been modified,

terminated, suspended, or set aside by the FDIC and WDFI.

            Pursuant to delegated authority.

      Dated:      November 9, 2010.





__________________________           __________________________
M. Anthony Lowe                      Michael J. Mach
Regional Director                       Administrator, Division of
Chicago Regional Office                 Banking
Federal Deposit Insurance            Department of Financial
Corporation                             Institutions
                                        State of Wisconsin

                                                              Exhibit 31.1
                           CERTIFICATION PURSUANT TO
                       RULE 13A-14(A) AND RULE 15D-14(A)

     I, James F. Warsaw, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Mid-Wisconsin Financial Services, Inc. (the "registrant");

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) for the registrant and we have:

        (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external reporting purposes in accordance with generally accepted accounting principles;

        (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  November 12, 2010             JAMES F WARSAW
                                     James F. Warsaw
                                     President and Chief Executive Officer

                                                               Exhibit 31.2
                           CERTIFICATION PURSUANT TO
                       RULE 13A-14(A) AND RULE 15D-14(A)


     I, Mark A. King, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Mid-Wisconsin Financial Services, Inc. (the "registrant");

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e))for the registrant and we have:

        (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external reporting purposes in accordance with generally accepted accounting principles;

        (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  November 12, 2010             MARK A. KING
                                     Mark A. King
                                     Chief Financial and Operations Officer

                                                                    Exhibit 32.1


                                 CERTIFICATION
   PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF
                           SARBANES-OXLEY ACT OF 2002


The undersigned Chief Executive Officer and Principal Accounting Officer of Mid-Wisconsin Financial Services, Inc. ("Mid-Wisconsin") certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that (1) the Quarterly Report on Form 10-Q of Mid-Wisconsin for the quarterly period ended September 30, 2010 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, (15 U.S.C. 78m or 78o(d)), and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of Mid-Wisconsin.



Date:  November 12, 2010             JAMES F. WARSAW
                                     James F. Warsaw
                                     President and Chief Executive Officer



                                     MARK A. KING
                                     Mark A. King
                                     Chief Financial and Operations Officer


A signed original of this written statement required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906, has been provided to Mid-Wisconsin Financial Services, Inc. and will be retained by Mid-Wisconsin Financial Services, Inc. and furnished to the Securities and Exchange Commission or its staff upon request. This certification accompanies this Form 10-Q and shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section.