Form 10-K
period 2010-12-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2011-03-16
CIK 785024

FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   __________

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 2010

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from .......... to..........

                        Commission file number:  0-18542
                     MID-WISCONSIN FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

              WISCONSIN                            06-1169935
   (State or other jurisdiction        (I.R.S. Employer Identification No.)
   of incorporation or organization)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                             Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
      Large accelerated filer [ ]            Accelerated filer [ ]
      Non-accelerated filer   [ ]            Smaller reporting company [X]
      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                             Yes [ ]   No [X]

As of June 30, 2010 (the last business day of the registrant's most recently completed second fiscal quarter) the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $14,098,000 based upon a price per share of $9.50. For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates.

As of March 1, 2011, 1,652,122 shares of common stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE
             Document                         Part of Form 10-K Into Which
Proxy Statement for Annual Meeting of     Portions of Documents Are Incorporated
  Shareholders on April 26, 2011                         Part III

                     MID-WISCONSIN FINANCIAL SERVICES, INC.

                        2010 FORM 10-K TABLE OF CONTENTS



                                                                         Page
PART I
       ITEM 1.  Business                                                    4
       ITEM 1A. Risk Factors                                               19
       ITEM 1B. Unresolved Staff Comments                                  30
       ITEM 2.  Properties                                                 30
       ITEM 3.  Legal Proceedings                                          31
       ITEM 4.  Removed and Reserved                                       31

PART II
       ITEM 5.  Market for the Registrant's Common Equity,
                Related Stockholder Matters and Issuer
                Purchases of Equity Securities                             31
       ITEM 6.  Selected Financial Data                                    34
       ITEM 7.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations              35
       ITEM 7A. Quantitative and Qualitative Disclosures About
                Market Risk                                                67
       ITEM 8.  Financial Statements and Supplementary Data                68
       ITEM 9.  Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure                       113
       ITEM 9A. Controls and Procedures                                   113
       ITEM 9B. Other Information                                         114

PART III
       ITEM 10. Directors, Executive Officers and Corporate Governance    114
       ITEM 11. Executive Compensation                                    114
       ITEM 12. Security Ownership of Certain Beneficial Owners and
                Management and Related Shareholders Matters               114
       ITEM 13. Certain Relationships and Related Transactions,
                and Director Independence                                 115
       ITEM 14. Principal Accounting Fees and Services                    115

PART IV
       ITEM 15. Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K                                       115

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements as defined by The Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties, and assumptions. Forward-looking statements are based on current management expectations and are not guarantees of future performance, nor should they be relied upon as representing management's view as of any subsequent date. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those presented, either expressed or implied, in this filing. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements may be identified by, among other things, expressions of beliefs or expectations that certain events may occur or are anticipated, and projections or statements of expectations. Such forward-looking statements include, without limitation, statements regarding expected financial and operating activities and results that are preceded by, followed by, or that include words such as "may," "expects," "anticipates," "estimates," "plans," "believes," or similar expressions. Such statements are subject to important factors that could cause our actual results to differ materially from those anticipated by the forward-looking statements. These factors, many of which are beyond our control, include the following:

   o operating, legal and regulatory risks, including the effects of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act and Regulations promulgated thereunder;
   o economic, political and competitive forces affecting our banking and wealth management businesses;
   o impact on net interest income from changes in monetary policy and general economic conditions;
   o the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;
   o other factors discussed under Item 1A, "Risk Factors" and elsewhere herein, and from time to time in our other filings with the Securities and Exchange Commission after the date of this report.

These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements. We specifically disclaim any obligation to update factors or to publicly announce the results of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments.

                                    PART I
ITEM 1.  BUSINESS

GENERAL
Our subsidiary operates under the name Mid-Wisconsin Bank (the "Bank") and has its principal office in Medford, Wisconsin. We are a Wisconsin corporation organized in 1986 and as the sole shareholder of the Bank, are a bank holding company registered with, and subject to regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (the "BHCA"). This Annual Report on Form 10-K describes our business and that of the Bank in effect on December 31, 2010, and any reference to the "Company" refers to Mid-Wisconsin Financial Services, Inc. or the consolidated operations of Mid-Wisconsin Financial Services, Inc. and its subsidiary Mid-Wisconsin Bank, as the context requires.

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

The Wealth Management area consists of two delivery methods of providing financial products and services to assist customers in building, investing, or protecting their wealth. Through its state granted trust powers, Wealth Management provides fiduciary, administrative, and investment management services to personal trusts, estates, individuals, businesses, non-profits, and foundations for an asset based fee. Through a third party broker/dealer, UVEST Financial Services, a subsidiary of Linsco Private Ledger, a registered broker/dealer, Wealth Management makes available a variety of retail investment and insurance products including equities, bonds, fixed and variable annuities, mutual funds, life insurance, long-term care insurance and brokered certificates of deposits, which are commission based transactions.

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

EMPLOYEES

As of December 31, 2010, we employed 151 full-time equivalent employees. None of our employees are represented by unions. We consider the relationship with our employees to be good.


COMPETITION

The Bank competes for loans, deposits and financial services in all of its principal markets. Much of this competition comes from companies which are larger and have greater resources. The Bank competes directly with other banks, savings associations, credit unions, finance companies, mutual funds, life insurance companies, and other financial and non-financial companies.

EXECUTIVE OFFICERS

The management team of the Bank as of March 1, 2011, and their offices are set forth below.

 Name                 Offices and Positions Held
 James F. Warsaw      President, Chief Executive Officer
 Rhonda R. Kelley     Principal Accounting Officer and Controller
 Robert E. Taubenheim Chief Credit Officer
 Scot G. Thompson     Regional President - Eastern Region
 William A. Weiland   Regional President - Central Region

SUPERVISION AND REGULATION

GENERAL

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Wisconsin Department of Financial Institutions (the "DFI"), the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Federal Deposit Insurance Corporation (the "FDIC"). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the "FASB") and securities laws administered by the Securities and Exchange Commission (the "SEC") and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules may be significant, and cannot be predicted with a high degree of certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These federal and state laws, and the regulations of the bank regulatory authorities issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the
payment of dividends.   In addition, turmoil in the credit markets in recent
years prompted the enactment of unprecedented legislation that has allowed the U.S. Department of the Treasury ("Treasury") to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which Treasury invests.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. Moreover, Congress recently enacted fundamental reforms to our bank regulatory framework, the majority of which will be implemented over time by various regulatory agencies, making their impact difficult to predict. See "-Financial Regulatory Reform" below.

FINANCIAL REGULATORY REFORM

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") into law. The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States, certain aspects of which are described below in more detail. The Dodd-Frank Act creates new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks. It also shifts certain authorities and responsibilities among federal financial institution regulators, including the supervision of holding company affiliates and the regulation of consumer financial services and products. In particular, and among other things, the Dodd-Frank Act: creates a Bureau of Consumer Financial Protection authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrows the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expands the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposes more stringent capital requirements on bank holding companies and subjects certain activities, including interstate mergers and acquisitions, to heightened capital conditions; significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property; restricts the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; requires the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards to be determined by regulation; creates a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; provides for enhanced regulation of advisers to private funds and of the derivatives markets; enhances oversight of credit rating agencies; and prohibits banking agency requirements tied to credit ratings.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies over the next few years. It is not clear what form such regulations will ultimately take or if certain provisions of the Dodd-Frank Act will be amended prior to their implementation. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. As a result, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

THE INCREASING IMPORTANCE OF CAPITAL

While capital has historically been one of the key measures of the financial health of both holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis. Not only will capital requirements increase, but the type of instruments that constitute capital will also change, and, as a result of the Dodd-Frank Act, after a phase-in period, bank holding companies will have to hold capital under rules as stringent as those for insured depository institutions. Moreover, the actions of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, to reassess the nature and uses of capital in connection with an initiative called "Basel III," discussed below, will likely have a significant impact on the capital requirements applicable to U.S. bank holding companies and depository institutions.

REQUIRED CAPITAL LEVELS. As indicated above, the Dodd-Frank Act mandates the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions. The components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. As a result, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. As the Company has assets of less than $15 billion, it will be able to maintain its trust preferred proceeds as capital but it will have to comply with new capital mandates in other respects, and it will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities.

Under current federal regulations, the Bank is subject to, and, after a phase-in period, the Company will be subject to, the following minimum capital standards:
(i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For this purpose, Tier 1 capital consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus Tier 2 capital, which includes other non-permanent capital items such as certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the Bank's allowance for loan and lease losses.

The capital requirements described above are minimum requirements. Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is "well-capitalized" may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities may qualify for expedited processing of other required notices or applications and may accept brokered deposits.
Additionally, one of the criteria that determines a bank holding company's eligibility to operate as a financial holding company (see "-Acquisitions, Activities and Changes in Control" below) is a requirement that all of its depository institution subsidiaries be "well-capitalized." Under the Dodd-Frank Act, that requirement is extended such that, as of July 21, 2011, bank holding companies, as well as their depository institution subsidiaries, will have to be well-capitalized in order to operate as financial holding companies. Under the capital regulations of the Federal Reserve, in order to be "well-capitalized" a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth or declines in asset quality would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. See "- The Bank - Regulatory Proceedings Against the Bank" for a discussion regarding the heightened capital requirements which the Bank has agreed to maintain.

It is important to note that certain provisions of the Dodd-Frank Act and Basel III, discussed below, will ultimately establish strengthened capital standards for banks and bank holding companies, will require more capital to be held in the form of common stock and will disallow certain funds from being included in a Tier 1 capital determination. Once fully implemented, these provisions may represent regulatory capital requirements which are meaningfully more stringent than those outlined above.

PROMPT CORRECTIVE ACTION.   A banking organization's capital plays an important
role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2010, the Bank exceeded its minimum regulatory capital requirements under Federal Reserve capital adequacy guidelines, as well as the heightened capital requirements that it has agreed to maintain with the FDIC and DFI (as described under "- The Bank - Regulatory Proceedings Against the Bank"). As of December 31, 2010, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements.

BASEL III.   The current risk-based capital guidelines that apply to the Bank and will apply to the Company are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as "Basel II," for large or "core" international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for banking organizations in the United States and around the world, known as Basel III.
The agreement is currently supported by the U.S. federal banking agencies. As agreed to, Basel III is intended to be fully-phased in on a global basis on January 1, 2019. However, the ultimate timing and scope of any U.S. implementation of Basel III remains uncertain. As agreed to, Basel III would require, among other things: (i) an increase in minimum required common equity to 7% of total assets; (ii) an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 8.5% of total assets;
(iii) an increase in the minimum required amount of Total Capital, from the current level of 8% to 10.5%. Each of these increased requirements includes 2.5% attributable to a capital conservation buffer to be phased in from January 2016 until January 1, 2019. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. There will also be a required countercyclical buffer to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth.

Pursuant to Basel III, certain deductions and prudential filters, including minority interests in financial institutions, mortgage servicing rights and deferred tax assets from timing differences, would be deducted in increasing percentages beginning January 1, 2014, and would be fully deducted from common equity by January 1, 2018. Certain instruments that no longer qualify as Tier 1 capital, such as trust preferred securities, also would be subject to phase-out over a 10-year period beginning January 1, 2013.

The Basel III agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013. At that time, the U.S. federal banking agencies, including the Federal Reserve, will be expected to have implemented appropriate changes to incorporate the Basel III concepts into U.S. capital adequacy standards. Although the Basel III changes, as implemented in the United States, will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to the Company and the Bank.

THE COMPANY

GENERAL. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the BHCA. In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, the Company is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

ACQUISITIONS, ACTIVITIES AND CHANGE IN CONTROL. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, as of July 21, 2011, bank holding companies must be well-capitalized in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see "-The Increasing Importance of Capital" above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be "so closely related to banking ... as to be a proper incident thereto." This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. As of the date of this filing, the Company has not applied for approval to operate as a financial holding company.

Federal law also prohibits any person or company from acquiring "control" of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. "Control" is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

CAPITAL REQUIREMENTS. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see "-The Increasing Importance of Capital" above.

EMERGENCY ECONOMIC STABILIZATION ACT OF 2008. Events in the U.S. and global financial markets over the past several years, including deterioration of the worldwide credit markets, have created significant challenges for financial institutions throughout the country. In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic
Stabilization Act of 2008 (the "EESA"). The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Financial institutions participating in certain of the programs established under the EESA are required to adopt Treasury's standards for executive compensation and corporate governance.

THE TARP CAPITAL PURCHASE PROGRAM. On October 14, 2008, Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions. This program, known as the TARP Capital Purchase Program (the "CPP"), allocated $250 billion from the $700 billion authorized by the EESA to Treasury for the purchase of senior preferred shares from qualifying financial institutions (the "CPP Preferred Stock"). Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution's risk-weighted assets. The CPP Preferred Stock is non-voting and pays dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum. In conjunction with the purchase of the CPP Preferred Stock, the Treasury received warrants to purchase common stock with an aggregate market price equal to 15% of the investment from participating institutions with an established trading market, and warrants to purchase shares of an additional series of CPP Preferred Stock with a liquidation preference equal to 5% of the aggregate investment from participating institutions without an established trading market. Participating financial institutions are required to adopt Treasury's standards for executive compensation and corporate governance for the period during which Treasury holds equity issued under the CPP. These requirements are discussed in more detail in the Compensation Discussion and Analysis section in the Company's proxy statement, which is incorporated by reference in this Form 10-K.

Pursuant to the CPP, on February 20, 2009, the Company entered into a Letter Agreement with Treasury, pursuant to which the Company issued (i) 10,000 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and
(ii) a warrant to purchase 500 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B, which were immediately exercised, for an aggregate purchase price of $10,000,000 in cash. Although the Company is a public company, an established trading market for its stock does not exist, and therefore it was required to issue Treasury a warrant for additional CPP Stock rather than common stock. The Company's federal regulators, the Treasury and the Treasury's Office of the Inspector General maintain significant oversight over the Company as a participating institution, to evaluate how it is using the capital provided and to ensure that it strengthens its efforts to help its borrowers avoid foreclosure, which is one of the core aspects of the EESA.

Dividend Payments. The Company's ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Wisconsin corporation, the Company is subject to the limitations of the Wisconsin Business Corporation Law, which prohibit the Company from paying dividends if such payment would (i) render the Company unable to pay its debts as they become due in the usual course of business, or (ii) result in the Company's assets being less than the sum of its total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of any shareholders with preferential rights superior to those shareholders receiving the dividend. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.

The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Further, with respect to the Company's participation in the CPP, the terms of the CPP Preferred Stock provide that no dividends on any common or preferred stock that ranks equal to or junior to the CPP Preferred Stock may be paid unless and until all accrued and unpaid dividends for all past dividend periods on the CPP Preferred Stock have been fully paid. Finally, as a policy matter, the Federal Reserve has indicated bank holding companies should not pay dividends on common stock (or make distributions on trust preferred securities) using funds from the CPP.

FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

CORPORATE GOVERNANCE. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act will increase shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called "golden parachute" payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company's proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

THE BANK

GENERAL. The Bank is a Wisconsin-chartered bank, the deposit accounts of which are insured by the FDIC's Deposit Insurance Fund ("DIF") to the maximum extent provided under federal law and FDIC regulations. As a Wisconsin-chartered, FDIC-insured, non-member bank, the Bank is presently subject to the examination, supervision, reporting and enforcement requirements of the DFI, the chartering authority for Wisconsin banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System.

REGULATORY PROCEEDINGS AGAINST THE BANK. On November 9, 2010, the Bank entered into a formal written agreement (the "Agreement") with the FDIC and DFI. Pursuant to the Agreement, the Bank has agreed to take certain actions and operate in compliance with the Agreement's provisions during its term. The Agreement is based on the results of an annual examination of the Bank by the FDIC and DFI and addresses certain matters that, in the view of the FDIC and DFI, may impact the Bank's overall safety and soundness.

Specifically, under the terms of the Agreement, the Bank is required to, among other things: (i) maintain ratios of Tier 1 capital to each of total assets and total risk-weighted assets of at least 8.5% and 12%, respectively; (ii) refrain from declaring or paying any dividend without the written consent of the FDIC and DFI; (iii) refrain from increasing its total assets by more than 5% during any three-month period without first submitting a growth plan to the FDIC and DFI; (iv) develop and maintain a number of plans, policies and procedures, including, but not limited to, a management plan, a liquidity plan, and a strategic plan; and (v) take certain actions related to its loan portfolio and budgeting process, such as reducing the level of certain classified assets, reviewing (and, if necessary, adjusting) its allowance for loan and lease losses, refraining from extending additional loans to certain classified borrowers, and revising its 2011 and 2012 budgets.

The Bank's board of directors and management team has assigned great importance to complying with the terms of the Agreement, and believe the Bank has already satisfied a number of the conditions of the Agreement and commenced the steps necessary to resolve any and all remaining matters presented therein. Specifically, the Bank, among other actions, has (i) put in place procedures and periodic reporting requirements to ensure additional loans are not extended to certain classified borrowers; (ii) engaged a consultant to perform a management study for use in the preparation of the required management report; (iii) developed reporting procedures to monitor and ultimately reduce its level of certain classified assets; (iv) revised and approved a new liquidity plan; (v) implemented procedures to review the adequacy of its allowance for loan and lease losses on a monthly basis; (vi) completed revised budgets for 2011 and 2012, and formalized and enhanced procedures by which the board periodically reviews performance compared to the budget; (vii) developed and approved a strategic plan; and (viii) engaged a consultant to review its interest rate risk model and assumptions.

Further, as of December 31, 2010, the Bank's ratio of Tier 1 capital to each of total assets and total risk-weighted assets was 8.95% and 13.94%, respectively, exceeding the ratios required under the Agreement. Additionally, in accordance with the Agreement, the Bank has refrained from declaring dividends, taken measures to monitor and limit its growth, and provided various periodic progress reports to the FDIC and DFI.

While management and the board of directors believes they have taken or commenced the necessary measures to resolve any and all remaining matters presented in the Agreement, the FDIC and DFI could take further enforcement actions, including requiring the sale or liquidation of the Bank, if they are not satisfied with the corrective actions that are taken by the Bank. In such case, there can be no assurance that the proceeds of any such sale or liquidation would result in a full return of capital to investors. A copy of the Agreement was filed as a part of the Company's Quarterly Report on Form 10-Q filed on November 12, 2010 with the SEC.

DEPOSIT INSURANCE. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. On December 31, 2009, the Bank paid the FDIC $3,226,000 in prepaid assessments. An institution's prepaid assessments were calculated based on the institution's actual September 30, 2009 assessment base, adjusted quarterly by an estimated 5 percent annual growth rate through the end of 2012. The FDIC also used the institution's total base assessment rate in effect on September 30, 2009, increasing it by an annualized 3 basis points beginning in 2011. The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution's deposit insurance premiums paid to the DIF will be calculated. Under the amendments, the assessment base will no longer be the institution's deposit base, but rather its average consolidated total assets less its average tangible equity. This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC is given until September 3, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase the Bank's FDIC deposit insurance premiums.

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. Furthermore, the legislation provides that non-interest bearing transaction accounts have unlimited deposit insurance coverage through December 31, 2013. This temporary unlimited deposit insurance coverage replaces the Transaction Account Guarantee Program ("TAGP") that expired on December 31, 2010. It covers all depository institution non-interest-bearing transaction accounts, but not low interest-bearing accounts. Unlike TAGP, there is no special assessment associated with the temporary unlimited insurance coverage, nor may institutions opt-out of the unlimited coverage.

FICO ASSESSMENTS.   The Financing Corporation ("FICO") is a mixed-ownership
governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO's authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO's outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2010, the FICO assessment rate was approximately 0.01% of deposits.

SUPERVISORY ASSESSMENTS. All Wisconsin banks are required to pay supervisory assessments to the DFI to fund the operations of the DFI. The amount of the assessment is calculated on the basis of total assets. During the year ended December 31, 2010, the Bank paid supervisory assessments to the DFI totaling $18,700.

CAPITAL REQUIREMENTS. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of the Bank's capital requirements, see "-The Increasing Importance of Capital," as well as "- Regulatory Proceedings Against the Bank."

DIVIDEND PAYMENTS. The primary source of funds for the Company is dividends from the Bank. Under Wisconsin state law, the board of directors of a bank may declare and pay a dividend from its undivided profits in an amount they consider expedient. The board of directors shall provide for the payment of all expenses, losses, required reserves, taxes, and interest accrued or due from the bank before the declaration of dividends from undivided profits. If dividends declared and paid in either of the two immediately preceding years exceeded net income for either of those two years respectively, the bank may not declare or pay any dividend in the current year that exceeds year-to-date net income except with the written consent of the DFI.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2010. However, as described in "- Regulatory Proceedings Against the Bank," the Bank has agreed to refrain from declaring or paying any dividend without the consent of the FDIC and DFI. Furthermore the Federal Reserve may prohibit the payment of any dividends by the Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by federal law on "covered transactions" between the Bank and its "affiliates." The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates as of July 21, 2011, including an expansion of the definition of "covered transactions" and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company, to principal shareholders of the Company and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

As described in further detail above, the Bank is currently subject to the Agreement with the FDIC and DFI, pursuant to which it has agreed to maintain certain heightened capital ratios, refrain from declaring or paying dividends without prior regulatory approval, observe certain limitations on its asset growth, develop and maintain certain policies and procedures, and take certain actions related to its loan portfolio and budgeting process. The Bank's board of directors and management team has assigned great importance to complying with the terms of the Agreement, and believe the Bank has already satisfied a number of the conditions of the Agreement and commenced the steps necessary to resolve any and all remaining matters presented therein. See "- Regulatory Proceedings Against the Bank" for further detail on the Agreement.

BRANCHING AUTHORITY. Wisconsin banks, such as the Bank, have the authority under Wisconsin law to establish branches anywhere in the State of Wisconsin, subject to receipt of all required regulatory approvals.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized banks to establish branches across state lines without these impediments effective as of the day after its enactment, July 22, 2010.

STATE BANK INVESTMENTS AND ACTIVITIES. The Bank generally is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Wisconsin law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

TRANSACTION ACCOUNT RESERVES. Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating more than $10.7 million to $58.8 million, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $58.8 million, the reserve requirement is $1.443 million plus 10% of the aggregate amount of total transaction accounts in excess of $58.8 million. The first $10.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

CONSUMER FINANCIAL SERVICES. There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank's business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services will change on July 21, 2011. In this regard, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau (the "Bureau") with extensive powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit "unfair, deceptive or abusive" acts and practices. The Bureau has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators. The Dodd-Frank Act also generally weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws. It is unclear what changes will be promulgated by the Bureau and what effect, if any, such changes would have on the Bank.

The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending. First, the new law significantly expands underwriting requirements applicable to loans secured by 1-4 residential real property and augments federal law combating predatory lending practices. In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower's ability to repay. Most significantly, the new standards limit the total points and fees that the Bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve's final rule on loan originator compensation effective April 1, 2011, prohibits certain compensation payments to loan originators and prohibits steering consumers to loans not in their interest because it will result in greater compensation for a loan originator. These standards may result in a myriad of new system, pricing and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

Federal and state laws further impact foreclosures and loan modifications, many of which laws have the effect of delaying or impeding the foreclosure process. Legislation has been introduced in the U.S. Senate that would amend the Bankruptcy Code to permit bankruptcy courts to compel servicers and homeowners to enter mediation before initiating foreclosure. While legislation compelling loan modifications in Chapter 13 bankruptcies was approved by the House in 2010, the legislation was not approved by the Senate, and the requirement was not included in the Dodd-Frank Act or any other legislative or regulatory reforms. The scope, duration and terms of potential future legislation with similar effect continue to be discussed. The Bank cannot predict whether any such legislation will be passed or the impact, if any, it would have on the Bank's business.

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

OUR STOCK DOES NOT HAVE A SIGNIFICANT AMOUNT OF TRADING ACTIVITY.
There is no active public trading market for our stock. Therefore, low activity may increase the volatility of the price of our stock and result in a greater spread between the bid and ask prices as compared to more actively-traded stocks. Investors may not be able to resell shares at the price or time they desire. The lack of an active public trading market may also limit our ability to raise additional capital through the issuance of new stock.

OUR AGREEMENTS WITH THE U.S. DEPARTMENT OF THE TREASURY UNDER THE CAPITAL PURCHASE PROGRAM IMPOSE RESTRICTIONS AND OBLIGATIONS ON US THAT LIMIT OUR ABILITY TO INCREASE DIVIDENDS, REPURCHASE OUR COMMON OR PREFERRED STOCK.
In February 2009, we issued preferred stock to the Treasury under the CPP. Prior to February 20, 2012, unless we have redeemed all of the preferred stock, the consent of the Treasury will be required for us to increase our annual common stock dividend above $0.44 per common share or to repurchase our common stock.

OUR PROFITABILITY DEPENDS SIGNIFICANTLY ON THE ECONOMIC CONDITIONS OF THE MARKETS IN WHICH WE OPERATE.
Our success depends on the general economic conditions of North Central Wisconsin where substantially all of our loans are originated. Local economic conditions have a significant impact on the demand for our products and services, the ability of our customers to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources. A significant decline in general local economic conditions, caused by inflation, recession, unemployment, changes in securities markets, changes in housing market prices, or other factors could impact local economic conditions and, in turn, have a material adverse effect on our consolidated financial condition and results of operations. Because of our geographic concentrations, we are less able the other regional or national financial institutions to diversify credit risks across multiple markets.

INCREASES IN COMPETITION COULD ADVERSELY AFFECT OUR GROWTH AND PROFITABILITY.
We operate exclusively in North Central Wisconsin. Increased competition within our markets may result in reduced demand for loans and deposits, increased expenses, and difficulty in recruiting and retaining talented employees. Many competitors offer similar banking services in our market areas. Such competitors include national, internet, regional, and other community banks, as well as other types of financial institutions, including savings and loan associations, trust companies, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, and other financial intermediaries. Some of these competitors may be better able to offer more desirable or cost-effective products to customers thereby increasing the potential for loss of our market share. Additionally, many of our larger competitors may be able to achieve better economies of scale, offer a broader range of products and services, and better pricing for these products and services than we can. Furthermore, many nonbank competitors are not subject to the same regulatory restrictions as we are and may therefore provide customers with potentially attractive alternatives to traditional banking services.

Our ability to compete successfully depends on a number of factors, including, among other things:
   o Our ability to develop, maintain, and build upon long-term customer relationships based on top quality service, and high ethical standards.
   o   Our ability to expand our market position.
   o The scope, relevance, and pricing of products and services offered to meet customer needs and demands.
   o The rate at which we introduce new products and services relative to our competitors.
   o   Customer satisfaction with our level of service.


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

WE CONTINUALLY ENCOUNTER TECHNOLOGICAL CHANGE.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends on being able to effectively implement new technology and in being successful in marketing these products and services to our customers. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those we will be able to offer, which would put us at a competitive disadvantage. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

NEW LINES OF BUSINESS OR NEW PRODUCTS AND SERVICES MAY SUBJECT US TO ADDITIONAL RISK. From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could substantially increase our operating costs, direct capital from other more profitable lines of business, or lead to a variety of unforeseen risks, each of which could have a material adverse effect on our business, results of operations and financial condition.

REPUTATION RISKS

NEGATIVE PUBLICITY COULD DAMAGE OUR REPUTATION.
Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers, expose us to adverse legal and regulatory consequences or cause service providers to be reluctant to commit to long-term projects with us. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct.

ETHICS OR CONFLICT OF INTEREST ISSUES COULD DAMAGE OUR REPUTATION.
We have established a Code of Conduct and related policies and procedures to address the ethical conduct of business and to avoid potential conflicts of interest. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable assurances that the objectives of the system are met. Any failure or circumvention of our related controls and procedures or failure to comply with the established Code of Conduct and Related Party Transaction Policies and Procedures could have a material adverse effect on our reputation, business, results of operations, and/or financial condition.

CREDIT RISKS

COMMERCIAL LOANS MAKE UP A SIGNIFICANT PORTION OF OUR LOAN PORTFOLIO.
Commercial loans, defined as commercial business, commercial real estate, and real estate construction loans, comprised $201,378,000 and $209,981,000, or 60% and 59%, of our loan portfolio at December 31, 2010 and 2009, respectively. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, or machinery. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

OUR AGRICULTURAL LOANS INVOLVE A GREATER DEGREE OF RISK THAN OTHER LOANS, AND THE ABILITY OF THE BORROWER TO REPAY MAY BE AFFECTED BY MANY FACTORS OUTSIDE OF THE BORROWER'S CONTROL.
At December 31, 2010 and 2009, agricultural real estate loans totaled $39,671,000 and $42,280,000, or 12% our total loan portfolio, respectively. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired.

OUR LOAN PORTFOLIO HAS A LARGE CONCENTRATION OF REAL ESTATE LOANS, WHICH INVOLVE RISKS SPECIFIC TO REAL ESTATE VALUES.
Real estate lending (including commercial, construction, land and residential) is a large portion of our loan portfolio. These categories were $91,974,000 or approximately 26% of our total loan portfolio as of December 31, 2010, as compared to $99,116,000, or approximately 27%, as of December 31, 2009. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan and lease losses and adversely affect our operating results and financial condition. In particular, if the declines in values that have occurred in the residential and commercial real estate markets worsen, particularly within our market area, the value of collateral securing our real estate loans could decline further. In light of the uncertainty that exists in the economy and credit markets nationally, there can be no guarantee that we will not experience additional deterioration resulting from the downturn in credit performance by our real estate loan customers.

INTEREST RATES AND OTHER CONDITIONS IMPACT OUR RESULTS OF OPERATIONS.
Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented in the section entitled "Management's Discussion and Analysis of Financial Conditions and Results of Operations." Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

OUR ALLOWANCE FOR LOAN AND LEASE LOSSES ("ALLL") MAY BE INSUFFICIENT TO ABSORB LOSSES IN OUR LOAN PORTFOLIO.
All financial institutions maintain an ALLL to provide for loans that may not be repaid in their entirety. All borrowers carry the potential to default and our remedies to recover may not fully satisfy money previously lent. We maintain an ALLL, which is a reserve established through a provision for loan and lease losses charged to expense, which represents management's best estimate of potential credit losses that could be incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the ALLL reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, environmental, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the ALLL involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the ALLL. In addition, bank regulatory agencies periodically review our ALLL and may require an increase in the provision for loan and lease losses or the recognition of additional loan charge-offs, based on judgments different than those of management. An increase in the provision for loan and lease losses to bolster the ALLL results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our consolidated financial condition and results of operations.

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

WE RELY ON DIVIDENDS FROM OUR SUBSIDIARIES FOR MOST OF OUR REVENUE.
The Company is a separate and distinct legal entity from the Bank. A substantial portion of its revenue comes from dividends of the Bank. These dividends are the principal source of funds to pay dividends on our common and preferred stock, and to pay interest and principal on our subordinated debentures. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Company. Moreover, the Bank has agreed to refrain from paying dividends to the Company without the prior approval of the FDIC and DFI, which in light of the current financial condition of the Bank, may not be granted in the near future. In the event the Bank is unable to continue to pay dividends to the Company, the Company may not be able to service debt, pay obligations, or pay dividends on our common and preferred stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, consolidated financial condition, and results of operations.

INTEREST RATE RISKS

WE ARE SUBJECT TO INTEREST RATE RISK.
Our earnings are dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect: (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other liabilities increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

LEGAL/COMPLIANCE RISKS

LEGISLATIVE AND REGULATORY REFORMS APPLICABLE TO THE FINANCIAL SERVICES INDUSTRY MAY, IF ENACTED OR ADOPTED, HAVE A SIGNIFICANT IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
On July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.

The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; changes the base for FDIC insurance assessments to a bank's average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raises the current standard deposit insurance limit to $250,000; and expands the FDIC's authority to raise insurance premiums. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to "offset the effect" of increased assessments on insured depository institutions with assets of less than $10 billion. The Dodd-Frank Act also authorizes the Federal Reserve to limit interchange fees payable on debit card transactions, establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower's ability to repay and prepayment penalties. The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies.

The Collins Amendment to the Dodd-Frank Act, among other things, eliminates certain trust preferred securities from Tier 1 capital, but certain trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or less will continue to be includible in Tier 1 capital. This provision also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Regulations implementing the Collins Amendment must be issued within 18 months of July 21, 2010.

These provisions, or any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations. Our management is actively reviewing the provisions of the Dodd-Frank Act, many of which are to be phased-in over the next several months and years, and assessing its probable impact on our operations. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, is uncertain at this time.

The U.S. Congress has also recently adopted additional consumer protection laws such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, and the Federal Reserve has adopted numerous new regulations addressing banks' credit card, overdraft and mortgage lending practices. Additional consumer protection legislation and regulatory activity is anticipated in the near future.

Such proposals and legislation, if finally adopted, would change banking laws and our operating environment and that of our subsidiaries in substantial and unpredictable ways. We cannot determine whether such proposals and legislation will be adopted, or the ultimate effect that such proposals and legislation, if enacted, or regulations issued to implement the same, would have upon our business, financial condition or results of operations.

WE MAY BE A DEFENDANT IN A VARIETY OF LITIGATION AND OTHER ACTIONS, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATION.
We may be involved from time to time in a variety of litigation arising out of our business. Our insurance may not cover all claims that may be asserted against us, regardless of merit or eventual outcome. Such litigation may divert the focus of our management and is also possible that such litigation may harm our reputation. Should judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

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

OUR ABILITY TO ATTRACT AND RETAIN MANAGEMENT AND KEY PERSONNEL MAY AFFECT FUTURE GROWTH AND EARNINGS, AND LEGISLATION IMPOSING COMPENSATION RESTRICTIONS COULD ADVERSELY AFFECT OUR ABILITY TO DO SO.
Much of our success and growth has been influenced strongly by our ability to attract and retain management experienced in banking and financial services and familiar with the communities in our market areas. Our ability to retain executive officers, the current management teams, branch managers and loan officers of our bank subsidiary will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, results of operations and financial condition.

Further, we are subject to extensive restrictions on our ability to pay retention awards, bonuses and other incentive compensation during the period in which we have any outstanding securities held by the U.S. Treasury that were issued under the TARP Capital Purchase Program. Many of the restrictions are not limited to our senior executives and could cover other employees whose contributions to revenue and performance can be significant. The limitations may adversely affect our ability to recruit and retain these key employees in addition to our senior executive officers, especially if we are competing for talent against institutions that are not subject to the same restrictions. The Dodd-Frank Act also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives. These rules, if adopted, may make it more difficult to attract and retain the people we need to operate our businesses and limit our ability to promote our objectives through our compensation and incentive programs.

BECAUSE THE NATURE OF THE FINANCIAL SERVICES BUSINESS INVOLVES A HIGH VOLUME OF TRANSACTIONS, WE FACE SIGNIFICANT OPERATIONAL RISKS.
Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. This risk of loss also includes potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action and suffer damage to our reputation.

WE RELY ON OTHER COMPANIES TO PROVIDE KEY COMPONENTS OF OUR BUSINESS INFRASTRUCTURE.
Third party vendors provide key components of our business infrastructure such as internet connections, online banking and core applications. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including a failure to provide us with their services for any reason or poor performance, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.

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

CHANGES IN FUTURE RULES APPLICABLE TO TARP RECIPIENTS COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
On February 20, 2009, we issued $10,000,000 of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the U.S. Treasury pursuant to the TARP Capital Purchase Program, along with warrants to purchase 500 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B, which the Treasury immediately exercised. The rules and policies applicable to recipients of capital under the TARP Capital Purchase Program have evolved since we first elected to participate in the program and their scope, timing and effect may continue to evolve in the future. Any redemption of the securities sold to the U.S. Treasury to avoid these restrictions would require prior Federal Reserve and U.S. Treasury approval. Based on guidelines issued by the Federal Reserve, institutions seeking to redeem TARP Capital Purchase Program preferred stock must demonstrate an ability to access the long-term debt markets, successfully demonstrate access to public equity markets and meet a number of additional requirements and considerations before such institutions can redeem any securities sold to the U.S. Treasury.

OUR ANTICIPATED PACE OF GROWTH MAY REQUIRE US TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, BUT THAT CAPITAL MAY NOT BE AVAILABLE WHEN IT IS NEEDED.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. However, we may at some point need to raise additional capital to support continuing growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

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

 Branch            Address                                         Square Feet

 Medford-Plaza     134 South 8th Street, Medford, WI  54451             20,000
 Medford-Corporate 132 W. State Street, Medford, WI  54451              15,900
 Rib Mountain      3845 Rib Mountain Drive, Wausau, WI  54401           13,000
 Colby             101 South First Street, Colby, WI  54421              8,767
 Neillsville       500 West Street, Neillsville, WI  54456               7,560
 Minocqua*         8744 Highway 51 N, Suite 4, Minocqua, WI  54548       4,500
 Rhinelander       2170 Lincoln Street, Rhinelander, WI  54501           4,285
 Phillips          864 N Lake Avenue, Phillips, WI  54555                4,285
 Eagle River*      325 West Pine Street, Eagle River, WI  54521          4,000
 Abbotsford        119 North First Street, Abbotsford, WI  54405         2,986
 Weston *          7403 Stone Ridge Drive, Weston, WI  54476             2,500
 Rib Lake          717 McComb Avenue, Rib Lake, WI  54470                2,112
 Lake Tomahawk #   7241 Bradley St, Lake Tomahawk, WI  54539             1,887
 Fairchild         111 N Front Street, Fairchild, WI  54741              1,040

*Branch leased from third party.
#The Lake Tomahawk Branch was closed February 1, 2011. The building is available for sale.

ITEM 3.   LEGAL PROCEEDINGS

We engage in legal actions and proceedings, both as plaintiff and defendant, from time to time in the ordinary course of business. In some instances, such actions and proceedings involve substantial claims for compensatory or punitive damages or involve claims for an unspecified amount of damages. There are, however, presently no proceedings pending or contemplated which, in our opinion, would have a material adverse effect on our consolidated financial position, results of operations or liquidity.

As previously reported, in 2007 we commenced a legal action against the guarantor of a loan to a former car dealership ("Impaired Borrower") and others seeking relief for damages. On September 30, 2010 a Marathon County jury found the Impaired Borrower liable for intentionally misrepresenting the financial condition of the dealership and for acts of conspiracy in enticing the Bank to extend credit to them. The jury awarded the Bank a $4,000,000 judgment for the losses it suffered as a result of this transaction. This judgment is subject to appeal and the ability to collect is unclear at this time. As a result of our continuing collection efforts to recover losses related to this transaction, the Bank recently received an insurance settlement in the amount of $500,000 that will be recorded as income in the first quarter of 2011. We continue to pursue all avenues of recovery.

ITEM 4.  REMOVED AND RESERVED

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                   2010 Prices and Dividends             2009 Prices and Dividends
Quarter            High    Low   Dividends    Quarter    High     Low    Dividends
  1st             $9.10   $6.00     -           1st     $12.80   $7.55     $0.11
  2nd             11.00    9.00     -           2nd      16.25    8.50       -
  3rd              9.50    7.85     -           3rd      13.15    8.30       -
  4th              7.85    7.80     -           4th       8.30    7.00       -

In August 2009, the Company announced that the 2009 semi-annual dividend, payable in August 2009, to shareholders would be foregone. This decision was made after evaluating the Company's year-to-date earnings, overall capital position and uncertain economic climate. After similar assessments conducted in 2010, the Company suspended both semi-annual dividends in 2010 as well. The board of directors continues to remain committed to increasing capital levels at the Bank and the Company and consequently expects to continue foregoing dividend payments for the foreseeable future.

HOLDERS

As of March 1, 2011, there were approximately 841 holders of record of our common stock. Some of our common stock is held in "street" or "nominee" name and the number of beneficial owners of such shares is not known nor included in the foregoing number.

DIVIDEND POLICY

Prior to 2009 dividends on our common stock were historically paid in cash on a quarterly basis in March, June, September, and December. In 2009, we declared a first quarter dividend payable to shareholders in March. Subsequent to the payment of the 2009 first quarter dividend we changed the dividend payment dates on our common stock to semi-annual payable in August and February; however, as noted above, we elected to defer dividends beginning in August 2009 and do not anticipate paying dividends on our common stock for the foreseeable future. Our ability to pay dividends depends in part upon the receipt of dividends from the Bank and these dividends are subject to limitation under banking laws and regulations. Our declaration of dividends to our shareholders is discretionary and will depend upon earnings, capital requirements, and the operating and financial condition of the Company. We are prohibited from paying dividends on our common stock if we fail to make distributions or scheduled payments on our preferred stock or subordinate debentures.

On February 20, 2009, we sold 10,000 shares of our Series A Preferred Stock and a warrant to purchase 500 shares of Series B Preferred Stock (which was immediately exercised) to the Treasury pursuant to the CPP. Dividends on the Preferred Stock issued to the Treasury are payable on a quarterly basis in February, May, August, and November. Cumulative dividends on the Series A Preferred Stock will accrue and be payable quarterly at a rate of 5% per annum for five years. The rate will increase to 9% per annum thereafter if the shares are not redeemed by the Company. The Series B Preferred Stock dividends will accrue and be payable quarterly at 9%. So long as Treasury holds any shares of Series A or B Preferred Stock, we may not pay dividends on our common stock, unless all accrued and unpaid dividends for all past dividend periods on the Series A or B Preferred Stock are fully paid. As of December 31, 2010, all required dividend payments have been paid to the Treasury. Prior to the third anniversary of the Treasury's purchase of the Series A and B Preferred Stock, unless such stock has been redeemed, the consent of the Treasury will be required for us to increase our annual common stock dividend above $0.44 per common share.

We maintain a dividend reinvestment plan that enables common shareholders the opportunity to automatically reinvest their cash dividends in shares of our common stock. Common stock shares issued under the plan will be either issued common shares or common shares acquired in the market on behalf of the shareholders at their then fair market value.

STOCK BUY-BACK

Under the CPP, prior to the third anniversary of the Treasury's purchase of our Series A and B Preferred Stock, February 20, 2012, unless such stock has been redeemed, the consent of the Treasury will be required for us to redeem, purchase or acquire any shares of our capital stock, other than (i) redemptions, purchases or other acquisitions of the Series A or B Preferred Stock,
(ii) redemptions, purchases or other acquisitions of shares of our common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice and (iii) certain other redemptions, repurchases or other acquisitions as permitted under the CPP.

ITEM 6.  SELECTED FINANCIAL DATA
Table 1:  Earnings Summary and Selected Financial Data

Years Ended December 31,                               2010       2009       2008       2007       2006
                                                           (In thousands, except per share data)
RESULTS OF OPERATIONS:
Interest income                                      $25,062    $26,932    $29,732    $32,144    $29,619
Interest expense                                       8,762     10,500     13,297     16,564     14,052
Net interest income                                   16,300     16,432     16,435     15,580     15,567
Provision for loan losses                              4,755      8,506      3,200      1,140      5,133
Net interest income after provision for loan losses   11,545      7,926     13,235     14,440     10,434
Noninterest income                                     5,550      4,421      4,026      4,057      3,448
Other-than-temporary impairment losses, net              412        301          0          0          0
Noninterest expense                                   15,805     16,450     16,010     17,334     12,746
Income (loss) before income taxes                        878     (4,404)     1,251      1,163      1,136
Income tax expense (benefit)                             135     (1,916)         9         45         41
Net income (loss)                                        743     (2,488)     1,242      1,118      1,095
Preferred stock dividends, discount and premium         (641)      (545)         0          0          0
Net income (loss) available to common equity            $102    ($3,033)    $1,242     $1,118     $1,095
Earnings (loss) per common share:
Basic                                                  $0.06     ($1.84)     $0.76      $0.68      $0.67
Diluted                                                $0.06     ($1.84)     $0.76      $0.68      $0.66
Cash dividends per common share                        $0.00      $0.11      $0.55      $0.66      $1.28
Weighted average common shares outstanding:
Basic                                                  1,650      1,645      1,643      1,640      1,644
Diluted                                                1,650      1,646      1,643      1,641      1,648
SELECTED FINANCIAL DATA
YEAR-END BALANCES:
Loans                                               $339,170   $358,616   $364,381   $357,988   $351,447
Allowance for loan losses                              9,471      7,957      4,542      4,174      8,184
Investment securities                                101,310    103,477     81,038     82,551     82,472
Total assets                                         509,082    505,460    496,459    480,359    460,651
Deposits                                             400,610    397,800    385,675    369,479    342,253
Long-term borrowings                                  42,561     42,561     49,429     46,429     38,428
Subordinated debentures                               10,310     10,310     10,310     10,310     10,310
Stockholders' equity                                  42,970     43,184     35,805     34,571     34,133
Book value per common share                           $19.85     $20.10     $21.78     $21.06     $20.82
AVERAGE BALANCES:
Loans                                               $355,575   $363,966   $361,883   $355,307   $330,490
Investment securities                                123,103    110,515     90,776     86,972     86,528
Total assets                                         505,597    497,994    477,274    470,209    440,865
Deposits                                             394,872    380,633    364,710    360,101    332,955
Short-term borrowings                                 10,410     11,907     11,634     17,939     21,890
Long-term borrowings                                  42,561     47,296     51,874     42,462     35,993
Stockholders' equity                                  43,976     44,122     35,317     34,348     35,642
FINANCIAL RATIOS:
Return on average assets                                0.02%     -0.61%      0.26%      0.24%      0.25%
Return on average equity                                0.23%     -6.87%      3.52%      3.25%      3.07%
Equity to assets                                        8.70%      8.86%      7.21%      7.20%      7.41%
Net interest margin                                     3.46%      3.53%      3.71%      3.60%      3.83%
Total risk-based capital                               15.46%     14.49%     13.33%     13.32%     13.65%
Net charge-offs to average loans                        0.91%      1.40%      0.78%      1.45%     -0.01%
Nonperforming loans to total loans                      4.07%      3.93%      2.62%      1.96%      2.03%
Efficiency ratio (1)                                   73.40%     79.20%     76.86%     86.71%     65.68%
Noninterest income to average assets                    1.10%      0.89%      0.84%      0.86%      0.78%
Noninterest expenses to average assets                  3.13%      3.30%      3.35%      3.69%      2.89%
Dividend payout ratio                                   0.00%      7.27%     72.68%     96.78%    191.04%
STOCK PRICE INFORMATION: (2)
High                                                  $11.00     $16.25     $24.00     $38.00     $38.25
Low                                                     6.00       7.00      12.25      19.75      35.40
Market Price at year end                                7.80       7.00      12.25      19.75      37.90

(1) Fully taxable equivalent basis, assuming a federal tax rate of 34% and adjusted for the disallowance of interest expense
(2) Bid Price

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis reviews significant factors with respect to our consolidated financial condition at December 31, 2010 and 2009, and results of operations for the three-year period ended December 31, 2010. This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and the selected financial data presented elsewhere in this report.

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

Investment Securities: The fair value of our investment securities is important to the presentation of the consolidated financial statements since the investment securities are carried on the consolidated balance sheet at fair
value.   We utilize a third party vendor to assist in the determination of the fair value of our investment portfolio. Adjustments to the fair value of the investment portfolio impact our consolidated financial condition by increasing or decreasing assets and shareholders' equity, and possibly earnings. Declines in the fair value of investment securities below their cost that are deemed to be other-than temporarily impaired ("OTTI") are reflected in earnings as realized losses and assigned a new cost basis. In estimating OTTI, we consider many factors which include: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of our financial position to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. To determine OTTI, we may utilize a discounted cash flow model to estimate the fair value of the security. The use of a discounted cash flow model involves judgment, particularly of interest rates, estimated default rates and prepayment speeds.

Allowance for Loan and Lease Losses ("ALLL"):   Management's evaluation process
used to determine the adequacy of the ALLL is subject to the use of estimates, assumptions, and judgments. The evaluation process combines several factors: management's ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the ALLL, could change significantly. As an integral part of their examination process, various regulatory agencies also review the ALLL. Such agencies may require that certain loan balances be classified differently or charged-off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Company believes the ALLL as recorded in the consolidated financial statements is adequate.

Other real estate owned ("OREO"): Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at fair value at the date of foreclosure, establishing a new cost basis. The fair value is based on appraised or estimated values obtained less estimated costs to sell, and adjusted based on highest and best use of the properties, or other changes. There are uncertainties as to the price we ultimately receive on the sale of the properties, potential property valuation allowances due to declines in the fair values, and the carrying costs of properties for expenses such as utilities, real estate taxes, and other ongoing expenses that may affect future earnings.

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

All remaining information included in Management's Discussion and Analysis of Financial Condition and Results of Operations are shown in thousands of dollars, except per share data.

OVERVIEW

The Economy in General, Our Markets, and Profitability

Target interest rates have remained unchanged since December 2008. Recent government debt issues in Europe and the weakness in the U.S. housing markets has continued to add stress to the economy. The rise in energy costs complicated by prolonged soft labor markets weighed heavily on consumers throughout most of 2010. The Fed has and intends to inject billions of dollars into the economy to help stimulate growth. The injection is helping to hold interest rates low, benefiting consumers strapped with debt. Equity markets performed well during the second half of 2010, with the Dow Jones
Industrial Average, S&P 500, and NASDAQ indices each closing the year with double digit returns.

Although our earnings were not at historical levels, we were pleased with the marked improvement shown in our financial performance through December 31, 2010 and remain optimistic that a general economic recovery may be imminent from positive trends that began to take shape at the end of 2010. Our local markets appear to be slowly and unevenly recovering from the depressed economic conditions experienced over the past three years. Unemployment rates still remain painfully higher than state and national averages. While we have done our best to work with our consumer and business loan customers, loan delinquencies and defaults have remained stubbornly higher than normal levels.

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

These changes were necessary to address the effects of the deteriorating economic conditions and to support our move into new markets. While the Bank's board of directors has always provided oversight of the credit process it has increased its involvement over the past several years. Three outside directors and the President/CEO comprise the Board Loan Committee ("BLC"), meeting two times per month and more often if necessary to discuss problem loans and consider any secured loan over $1,200 or unsecured loan over $500. Additionally, any secured loan over $7,000 or unsecured loan over $5,000 and all loan participations must be approved by the full board of director. In addition, all lending limits are approved by the board of directors.

Furthermore, oversight by the Chief Credit Officer and Regional Presidents ensure that virtually all loans are reviewed by a second reviewer during the approval process. All loans are reviewed for compliance with policy; all exceptions must have appropriate approval by both a Regional President and the Chief Credit Officer.

Policies and procedures have also been substantially modified and new training programs have been implemented to further strengthen the Bank's credit underwriting activities. These changes have prompted a number of personnel changes among our lending staff and in some instances the reassignment of duties and responsibilities among remaining staff members. During the fourth quarter of 2009 the Audit Committee engaged the services of an independent third party to perform periodic reviews of the Bank's loan portfolio and lending operations. Their findings are reviewed by the Audit Committee and shared with the full board. Reviews conducted in July and November 2010 confirmed that substantial improvements had been made in the Bank's credit administration and loan approval process throughout the year.

CPP

As previously reported, in February 2009 the Company participated in the CPP and received $10,000 through the issuance and sale of 10,000 shares of Series A Preferred Stock and a warrant to purchase 500 share of Series B Preferred Stock (which was immediately exercised), which is accounted for as capital under
regulatory guidelines.   This money has proven to be beneficial in addressing
the credit needs of our customers and the communities we serve.

RESULTS OF OPERATIONS

PERFORMANCE SUMMARY

We reported net income to common shareholders of $102 for the year-ended December 31, 2010, compared to a net loss of $3,033 for the year-ended December 31, 2009. Basic and diluted income per common share for 2010 was $0.06, compared to 2009 basic and diluted loss per common share of $1.84. Our financial results for 2010 were characterized by stable core earnings, a decline in the level of provision for loan and lease losses from the prior year, and other expenses associated with credit collections and carrying expenses associated with properties obtained from foreclosures and repossessions. Noninterest income was positively impacted by the sale of residential mortgages to the secondary market and proceeds from sales of investment securities. No cash dividends were paid in 2010, compared to cash dividends of $0.11 per common share paid in 2009. Key factors behind these results are discussed below.

   o An indication of the Company's strength is its core earnings, which are reflected in the general stability of its net interest income and net interest margin, despite fluctuations in the interest rate environment. Net interest income of $16,300 for 2010 decreased only 0.80% from 2009. On a fully tax-equivalent basis, the net interest margin for 2010 decreased to 3.46%, compared to 3.53% for 2009. The drop in net interest margin was primarily due to an elevated liquidity position that was generated from core deposit growth and weak loan demand during the latter half of the year. As of December 31, 2010, federal funds sold and overnight repurchase agreements totaled $32,473 versus $9,064 as of December 31, 2009. The average balance of federal funds and overnight repurchase agreements during 2010 was $23,013 versus $12,164 in 2009.

   o In general, overall credit quality during 2010 showed signs of stabilization despite the weak economic conditions that have persisted
      over the past three years.   Over the past five quarters non-accrual loans
      (loans not accruing interest) peaked at $14,327 on September 30, 2009 and have since trended down to $11,540 at December 31, 2010 versus the $13,924 reported on December 31, 2009.

   o Net charge-offs for 2010 were $3,241, compared to $5,091 in 2009. Total loan loss provisions for 2010 were to $4,755 compared to $8,506 in 2009. During the year the level of our allowance for loan and lease losses increased by $1,514 to $9,471 at December 31, 2010, compared to the $7,957 reported at December 31, 2009 as the level of loan charge-offs decreased more than the loan loss provisions. The Bank's coverage ratio of reserves to total loans at year-end 2010 improved to 2.79% (covering 69% of nonperforming loans), compared to 2.22% (covering 56% of nonperforming loans) at year-end 2009. The current levels are substantially higher than the allowance for loan and lease losses of $3,028 and coverage ratio of 0.98% reported at December 31, 2005.

   o At December 31, 2010, total loans were $339,170, down 5.42% from year-end 2009, primarily in loans related to real estate. Total deposits at December 31, 2010, were $400,610, up 0.71% from year-end 2009.

   o Noninterest income increased $1,129, or 25.5%, from 2009 to 2010 primarily due to proceeds from fee income generated from the sales of residential mortgages into the secondary market and sales of investment securities. Fee income from the sale of residential mortgages was $955 compared to $564 in 2009. Securities gains were $1,054 in 2010 compared to $449 in 2009. Fee based revenues from deposit services, trust fees and investment product commissions remained flat at $2,498 compared to $2,500 for the prior year.

   o The company recognized net OTTI write-downs of $412 compared to $301 in 2009. These adjustments represented the complete write-off of $211 on one private placement trust preferred security and a partial write down of $201 on a publicly traded trust preferred security. Both securities were issued by banks. The recognized losses on these securities are due in part to credit losses that will not be recovered by the Company.

   o Noninterest expense for 2010 was $15,805, down $645 or 3.9% from 2009. Foreclosure/OREO expense declined $1,035 principally from the reduction of $799 in OREO valuation write-downs from those recognized in 2009 and a general decrease of $243 in foreclosure expenses and OREO carrying costs.

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

Taxable equivalent net interest income for 2010 was $16,544, a decrease of $184 or 1.1%, from $16,728 in 2009. The decrease in taxable equivalent net interest income was a function of unfavorable volume variances (as balance sheet changes in both volume and mix decreased taxable equivalent net interest income by $257) and favorable interest rate changes (as the impact of changes in the interest rate environment and product pricing increased taxable equivalent interest income by $73). The change in mix and volume of earning assets decreased taxable equivalent interest income by $271, while the change in volume and composition of interest-bearing liabilities decreased interest expense $14.
Rate changes on earning assets reduced interest income by $1,651, while changes in rates on interest-bearing liabilities lowered interest expense by $1,724, for a net favorable impact of $73. The net interest margin for 2010 was 3.46%, compared to 3.53% in 2009. For 2010, the yield on earning assets of 5.29% was 45 basis points ("bp") lower than 2009. Loan yields decreased 25 bp, to 6.02%, impacted by the levels of nonaccrual loans, repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment. The yield on investment securities and other interest-earning assets decreased 164 bp, impacted by the Company's excess liquidity position during most of 2010 and the sale of investment securities.

The cost of average interest-bearing liabilities of 2.16% in 2010 was 46 bp lower than 2009. The average cost of interest-bearing deposits in 2010 was 1.87%, 49 bp lower than 2009, reflecting the low interest rate environment. The cost of wholesale funding (comprised of short-term borrowings and long-term borrowings) decreased 19 bp to 3.33% for 2010. The subordinated debentures had a fixed rate of 5.98% through December 15, 2010, after which they have a floating rate of the three-month Libor plus 1.43%, adjusted quarterly. The interest rate at December 31, 2010 was 1.73%.

Average earning assets of $478,678 in 2010 were $4,197 lower than 2009. Average federal funds sold and overnight repurchase agreements and investment securities grew $10,849 and $5,103, respectively, reflecting the Company's increased liquidity position. Average loans decreased $8,391. Taxable equivalent interest income in 2010 decreased $1,922 due to earning asset volume changes, including a decrease of $526 attributable to loans, partially offset by a $255 increase attributable to investment securities and federal funds sold and overnight repurchase agreements.

Average interest-bearing liabilities of $405,945 in 2010 were up $5,751 versus 2009, attributable to a higher level of interest-bearing deposits. Average interest-bearing deposits grew $11,983 and average noninterest-bearing deposits increased $2,256. Given the soft loan demand and growth in deposits, average wholesale funding decreased by $6,232. In 2010, interest expense decreased $1,724 due to rate changes, with a $1,598 decrease from interest-bearing deposits and a $126 decrease due to short-term and long-term borrowings and subordinated debentures.

Table 2:  Average Balances and Interest Rates

                                                                 Years Ended December 31,
                                                  2010                        2009                        2008
                                      Average            Average  Average            Average  Average            Average
                                      Balance  Interest    Rate   Balance  Interest    Rate   Balance  Interest    Rate
                                                                        ($ in thousands)
ASSETS
Earnings assets
  Loans (1), (2), (3)                 $355,575  $21,391   6.02%   $363,966  $22,814   6.27%     $361,883  $25,779   7.12%
Investment securities:
  Taxable                               85,925    3,216   3.74%     79,030    3,540   4.48%       65,908    3,174   4.82%
  Tax-exempt (2)                        10,003      544   5.43%     11,795      725   6.15%       14,154      888   6.28%
Other interest-earning assets           27,175      155   0.57%     19,690      149   0.75%       10,714      244   2.28%
  Total earning assets                $478,678  $25,306   5.29%   $474,481  $27,228   5.74%     $452,659  $30,085   6.65%

  Cash and due from banks                7,789                       7,618                         8,113
  Allowance for loan losses            (8,667)                     (6,733)                        (4,854)
  Other assets                          27,797                      22,628                        21,356
  Total assets                        $505,597                    $497,994                      $477,274
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
  Interest-bearing demand             $35,100     $205   0.59%    $29,639      $187   0.63%      $27,561     $232   0.84%
  Savings deposits                    107,622    1,074   1.00%    105,330     1,393   1.32%       99,264    1,908   1.92%
  Time deposits                       199,942    5,123   2.56%    195,712     6,221   3.18%      189,882    7,998   4.21%
Short-term borrowings                  10,410       95   0.91%     11,907       124   1.04%       11,634      180   1.55%
Long-term borrowings                   42,561    1,670   3.92%     47,296     1,961   4.15%       51,874    2,365   4.56%
Subordinated debentures                10,310      595   5.77%     10,310       614   5.98%       10,310      614   5.98%
Total interest-bearing liabilities   $405,945   $8,762   2.16%   $400,194   $10,500   2.62%     $390,525  $13,297   3.40%

Demand deposits                        52,208                      49,952                         48,003
Other liabilities                       3,468                       3,726                          3,429
Stockholders' equity                   43,976                      44,122                         35,317
Total liabilities and                $505,597                    $497,994                       $477,274
stockholders' equity
Net interest income and rate
spread$                                         16,544   3.13%              $16,728   3.12%               $16,788   3.25%
Net interest margin                                      3.46%                        3.53%                         3.71%

   (1)Nonaccrual loans are included in the daily average loan balances outstanding.
   (2)The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a federal tax rate of 34%
      and adjusted for the disallowance of interest expense.
   (3)Interest income includes loan fees as follows:  2010- $387; 2009-$489; and 2008-$535

Table 3: Interest Income and Expense Volume and Rate Analysis

                                           2010 vs. 2009                 2009 vs. 2008
                                               Due to                        Due to
                                     Volume    Rate (1)     Net    Volume    Rate (1)     Net
                                                          ($ in Thousands)
  Loans (2)                          ($526)     ($897)   ($1,423)   $148    ($3,113)   ($2,965)
  Taxable investments                  309       (633)      (324)    632       (266)       366
  Tax-exempt investments (2)          (110)       (71)      (181)   (148)       (15)      (163)
  Other interest income                 56        (50)         6     205       (300)       (95)
Total earning assets                 ($271)   ($1,651)   ($1,922)   $837    ($3,694)   ($2,857)

  Interest-bearing demand              $34       ($16)       $18     $17       ($62)      ($45)
  Savings deposits                      30       (349)      (319)    116       (631)      (515)
  Time deposits                        135     (1,233)    (1,098)    245     (2,022)    (1,777)
  Short-term borrowings                (16)       (13)       (29)      4        (60)       (56)
  Long-term borrowings                (197)       (94)      (291)   (209)      (195)      (404)
  Subordinated debenture                 0        (19)       (19)      0          0          0
Total interest-bearing liabilities    ($14)   ($1,724)   ($1,738)   $173    ($2,970)   ($2,797)

Net Interest Income                  ($257)       $73      ($184)   $664      ($724)      ($60)

   (1)The change in interest due to both rate and volume has been allocated to rate.
   (2)The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

Table 4: Yield on Earning Assets

                                  December 31, 2010  December 31, 2009  December 31, 2008
                                   Yield    Change    Yield    Change    Yield    Change
Yield on earning assets (1)         5.29%   -0.45%    5.74%    -0.91%    6.65%    -0.70%
Effective rate on all liabilities
as a percentage of earning assets   1.83%   -0.38%    2.21%    -0.73%    2.94%    -0.81%

Net yield on earning assets         3.46%   -0.07%    3.53%    -0.18%    3.71%     0.11%

    (1)The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses is predominantly a function of the Company's methodology and judgment as to qualitative and quantitative factors used to determine the adequacy of the ALLL. The adequacy of the ALLL is affected by changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses.

The provision for loan and lease losses in 2010 was $4,755, compared to $8,506 and $3,200 for 2009 and 2008, respectively. Net charge-offs were $3,241 for
2010, compared to $5,091 for 2009 and $2,832 for 2008.   Net charge-offs as a
percentage of average loans were 0.91%, 1.40%, and 0.78% for 2010, 2009, and 2008, respectively. At December 31, 2010, the ALLL was $9,471 an increase of $1,514 over December 31, 2009 and an increase of $4,929 over December 31, 2008. The ratio of the ALLL to total loans was 2.79%, 2.22%, and 1.25% for the years ended 2010, 2009, and 2008, respectively. The level of nonperforming loans declined in 2010; however, the ratio of nonperforming loans to total loans rose due to the decrease in the total loan portfolio in each of the past three years. Nonperforming loans at December 31, 2010, were $13,808, compared to $14,093 at December 31, 2009, and $9,554 at December 31, 2008, representing 4.07%, 3.93%, and 2.62% of total loans, respectively.

NONINTEREST INCOME

Noninterest income was $5,550 for 2010, an increase of $1,129, or 25.5%, from 2009.

Mortgage banking income represents income received from the sale of residential real estate loans into the secondary market. For 2010, mortgage banking income was $955, up $391 from 2009. In 2010, 407 mortgage loans were sold totaling $68,886 into the secondary market compared to 301 loans totaling $47,436 for 2009. Residential loan activity reached an all time high in 2010 due to the historically low interest rate environment.

Gain on sale of investments was $1,054 for 2010 compared to $449 in 2009. Proceeds from 2010 sales totaled $38,146 while proceeds from 2009 were $12,717. The sales of investments are considered a normal function of prudently managing the portfolio and taking advantage of gain positions when appropriate. Sales also occurred to remove those mortgage securities that were considered too small to hold, to remove those securities that will have a tendency to react most negatively as rates rise and lastly to reposition the portfolio for rising rates.

Table 5: Noninterest Income

                                  Years Ended December 31,        % Change
                                   2010     2009     2008       2010     2009
                                      ($ in thousands)
Service fees                      $1,174   $1,239   $1,412      -5.2%   -12.3%
Trust service fees                 1,103    1,024    1,114       7.7%    -8.1%
Investment product commissions       221      237      249      -6.8%    -4.8%
Mortgage banking                     955      564      289      69.3%    95.2%
Gain on sale of investments        1,054      449        0     134.7%   100.0%
Other operating income             1,043      908      962      14.9%    -5.6%
Total noninterest income          $5,550   $4,421   $4,026      25.5%     9.8%

NONINTEREST EXPENSE

Noninterest expense declined $645 or 3.90% from 2009, primarily from a reduction of $1,035 in expenses related to foreclosures and holding OREO as we were actively working out more loans in 2009 than in 2010.

Generally we have continued to control noninterest expenses through staff reductions (full-time-equivalents at December 31, 2010 were 151 compared to 158 at December 31, 2009), renegotiated vendor contracts and reduced level of discretionary spending.

Our primary noninterest expense is salaries and benefits. Overall, salaries were generally frozen for all employees in 2010 and related expenses declined $19; however, this was offset by increases of $145 in the Company's insurance and medical plans, provided as an employee benefit, for a net increase of $126 in 2010.

Foreclosure and OREO expense for 2010 was $243, a reduction of $1,035 from 2009. Savings of $698 were realized due to lower valuation adjustments required for OREO properties and the carrying expenses thereof, as well as, a general reduction in foreclosure expenses.

Other expenses of $2,831 increased $550 in 2010 primarily due to $118 increase in advertising, marketing and public relations expenses; $289 in higher loan servicing expenses and $100 due to the recalculation of directors deferred compensation fees.

Table 6:  Noninterest Expense

                                  Years Ended December 31,        % Change
                                   2010       2009      2008       2010     2009
                                      ($ in thousands)
Salaries and employee benefits     $8,537    $8,411    $9,068      1.5%    -7.2%
Occupancy                           1,830     1,893     1,996     -3.3%    -5.2%
Data processing                       651       648       748      0.5%   -13.4%
Foreclosure/OREO expense              243     1,278       541    -81.0%      NM
Legal and professional fees           677       882       762    -23.2%    15.7%
Goodwill impairment                     0         0       295       NM       NM
FDIC expense                        1,036     1,057       220     -2.0%      NM
Other                               2,831     2,281     2,380     24.1%    -4.2%
Total noninterest expense         $15,805   $16,450   $16,010     -3.9%     2.7%

INCOME TAXES

Income tax expense for 2010 was $135 compared to income tax benefit of $1,916 for 2009. The Company's effective tax rate was 15.4% in 2010 and -43.5% in 2009. The increase in the effective tax rate for 2010 over 2009 was the result of profit in 2010 aided significantly by the $3,751 reduction in provisions for loan and lease losses in 2010.

BALANCE SHEET ANALYSIS

LOANS

The Bank services a diverse customer base throughout North Central Wisconsin including the following industries: agriculture (primarily dairy), retail, manufacturing, service, resort properties, timber and businesses supporting the general building industry. Commercial loans were the only loan category to see growth in 2010. The most significant declines were in the real estate portfolio, i.e. commercial real estate, real estate construction, and residential real estate. We continue to concentrate our efforts in originating loans in our local markets and assisting our current loan customers. We are actively utilizing government loan programs such as SBA, USDA, and FSA to help these customers survive the current economic downturn and position their businesses to return to profitability in the future.

Total loans were $339,170 at December 31, 2010, a decrease of $19,446 or 5% from December 31, 2009. Loan volume growth was negatively impacted by the current credit environment and economic conditions which we believe has reduced loan demand in our market areas.

Table 7:  Loan Composition

                                    2010              2009              2008              2007              2006
                                        % of              % of              % of              % of              % of
                              Amount    Total   Amount    Total   Amount    Total   Amount    Total   Amount    Total
                                                                       ($ in thousands)
Commercial business           $39,093    12%    $35,673    10%    $39,047    11%    $39,892    11%    $61,778    18%
Commercial real estate        132,079    39%    138,891    39%    127,209    34%    114,028    32%    113,738    32%
Real estate construction       30,206     9%     35,417    10%     45,665    13%     45,959    13%     26,105     7%
Agricultural                   39,671    12%     42,280    12%     43,345    12%     40,804    11%     42,936    12%
Real estate residential        91,974    26%     99,116    27%    100,311    28%    107,239    30%     97,711    28%
Installment                     6,147     2%      7,239     2%      8,804     2%     10,066     3%      9,179     3%
Total loans                  $339,170   100%   $358,616   100%   $364,381   100%   $357,988   100%   $351,447   100%

Owner occupied                $83,115    63%    $88,002    63%    $54,749    43%    $57,027    50%    $65,312    57%
Non-owner occupied             48,964    37%     50,889    37%     72,460    57%     57,001    50%     48,426    43%
  Commercial real estate     $132,079   100%   $138,891   100%   $127,209   100%   $114,028   100%   $113,738   100%

1-4 family construction          $967     3%     $3,523    10%     $4,757    10%     $8,034    17%     $9,447    36%
All other construction         29,239    97%     31,894    90%     40,908    90%     37,925    83%     16,658    64%
  Real estate  construction   $30,206   100%    $35,417   100%    $45,665   100%    $45,959   100%    $26,105   100%

Commercial business loans, commercial real estate, real estate construction loans and agricultural loans comprise 72% of our loan portfolio. Such loans are considered to have more inherent risk of default than residential mortgage or consumer loans. The commercial balance per borrower is typically larger than that for residential and mortgage loans, inferring higher potential losses on an individual customer basis. Commercial loan growth throughout 2010 was negatively impacted by soft loan demand across all markets, the Company's aggressive approach to recognizing risks associated with and reducing expenses to specific borrowers and in recognizing charge-offs on nonperforming loans in a timely manner.

Commercial business loans were $39,093 at the end of 2010, up $3,420 (10%) since year-end 2009, and comprised 12% of total loans outstanding, up from 10% at the end of 2009. The commercial business loan classification primarily consists of commercial loans to small businesses, multi-family residential income-producing businesses, and loans to municipalities. Loans of this type include a diverse range of industries. The credit risk related to commercial business loans is largely influenced by general economic conditions and the resulting impact on a borrower's operations, or on the value of underlying collateral, if any.

Commercial real estate primarily includes commercial-based mortgage loans that are secured by nonfarm/nonresidential real estate properties. Commercial real estate totaled $132,079 at December 31, 2010, down $6,812 (5%) from December 31, 2009, and comprised 39% of total loans outstanding for each of 2010 and 2009. Loans of this type are mainly secured by commercial income properties. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower's financial soundness and relationship on an ongoing basis.

Real estate construction loans declined $5,211 (15%) to $30,206, representing 9% of the total loan portfolio at the end of 2010, compared to an aggregate $35,417, representing 10% of the total loan portfolio at the end of 2009. Loans in this classification provide financing for the acquisition or development of commercial income properties, multi-family residential development, and single-family consumer construction. The Company controls the credit risk on these types of loans by making loans in familiar markets, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances.

Agricultural loans totaled $39,671 at December 31, 2010, down $2,609 (6%) compared to 2009, and represented 12% of the 2010 year-end loan portfolio, unchanged from year-end 2009. Loans in this classification include loans secured by farmland and financing for agricultural production. Credit risk is managed by employing sound underwriting guidelines, periodically evaluating the underlying collateral, and formally reviewing the borrower's financial soundness and relationship on an ongoing basis.

Real estate residential loans totaled $91,974 at the end of 2010, down $7,142 (7%) from the prior year-end and comprised 26% of total loans outstanding at the end of 2010, compared to 27% at the end of 2009. Residential mortgage loans include conventional first lien home mortgages and home equity loans. Home equity loans consist of home equity lines, and term loans, some of which are first lien positions. As part of its management of originating residential mortgage loans, nearly all of the Company's long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights. At December 31, 2010, $7,444 in residential mortgages were being held for resale in to the secondary market, compared to $5,452 at December 31, 2009.

Installment loans totaled $6,147 at December 31, 2010, down $1,092 (16%) compared to 2009, and represented 2% of the 2010 and 2009 year-end loan portfolio. Loans in this classification include short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an adequate ALLL, and sound nonaccrual and charge-off policies. An active credit risk management process is used for commercial loans to further ensure that sound and consistent credit decisions are made. As described above, this process is regularly reviewed and the process has been modified over the past several years to further strengthen the direct participation of the Bank's board of directors in the credit process. Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and periodic review of borrowers' outstanding loans and commitments. Borrower relationships are formally reviewed and graded on an ongoing basis for early identification of potential problems. Further analyses by customer, industry, and geographic location are performed to monitor trends, financial performance, and concentrations. Cash flows and collateral values are analyzed in a range of projected operating environments.

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2010, no significant industry concentrations existed in the Company's portfolio in excess of 30% of total loans. The Bank has also developed guidelines to manage its exposure to various types of concentration risks.

Table 8:  Loan Maturity Distribution


                                   Loan Maturity
                          One Year   Over One Year      Over
                          or Less    to Five Years   Five Years
                                   ($ in thousands)
 Commercial business       $14,739       $19,218        $5,136
 Commercial real estate     48,300        72,919        10,860
 Real estate construction   13,568         9,802         6,836
 Agricultural               16,471        16,796         6,404
 Real estate residential    16,932        32,210        42,832
 Installment                 1,618         4,284           245
 Total                    $111,628      $155,229       $72,313

 Fixed rate                $94,789      $138,958        $9,871
 Variable rate              16,839        16,271        62,442
 Total                    $111,628      $155,229       $72,313

ALLOWANCE FOR LOAN AND LEASE LOSSES ("ALLL")

The economic environment during 2010 continued to present unique credit related issues that required management's attention. As a result, the Company focused on managing credit risk through enhanced asset quality administration, including early problem loan identification and timely resolution of problems. Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and on-going attention to loan payment performance.

The level of the ALLL represents management's estimate of an amount of reserves which provides for potential credit losses in the loan portfolio at the balance sheet date. To assess the ALLL, an allocation methodology is applied by the Company which focuses on evaluation of several factors, including but not limited to: (1) evaluation of facts and issues related to specific loans; (2) management's ongoing review and grading of the loan portfolio; (3) consideration of historical loan loss and delinquency experience on each portfolio category;
(4) trends in past due and nonperforming loans; (5) the risk characteristics of the various classifications of loans; (6) changes in the size and character of the loan portfolio; (7) concentrations of loans to specific borrowers or industries; (8) existing and forecasted economic conditions; (9) the fair value of underlying collateral; (10) and other qualitative and quantitative factors which could affect potential credit losses. Our methodology reflects guidance by regulatory agencies to all financial institutions, and is specifically reviewed by the Company's independent auditors.

At December 31, 2010, the ALLL was $9,471, compared to $7,957 at December 31, 2009 and $4,542 at December 31, 2008. The ALLL as a percentage of total loans was 2.79%, 2.22%, and 1.25% at December 31, 2010, 2009 and 2008, respectively.
The ALLL was 69%, 56% and 48% of nonperforming loans at December 31, 2010, 2009 and 2008, respectively. Management's allowance methodology includes an impairment analysis on specifically identified commercial loans defined as impaired by the Company in determining the overall appropriate level of the ALLL.

While management believes the worst of the credit quality deterioration was addressed in 2010 and 2009, it also believes the recovery will be long term in nature. Provisions for loan and lease losses, total nonperforming loans and net charge-offs decreased in 2010 from 2009; however, OREO holdings increased signaling that problem loans are moving to resolution. Provisions for loan and lease losses of $4,755 for 2010 were $3,751 lower than the 2009 provision of $8,056 and $1,555 higher than the 2008 provision of $3,200. At each respective period, management believed those actions recognized and appropriately addressed any significant credit quality issues in the loan portfolio.

The asset quality stress which began in 2007 with the $4,600 charge-off (88% of total charge-offs in 2007) of the Impaired Borrower accelerated considerably through 2009. During this three year period the Company experienced elevated levels of net charge-offs and higher nonperforming loans relative to the Company's historical trends. Levels of charge-offs and non-performing loans declined in 2010, but still remain historically high. Issues impacting asset quality during this period included historically depressed economic factors, such as heightened unemployment, depressed commercial and residential real estate markets, volatile energy prices, and depressed consumer confidence. Declining collateral values have significantly contributed to our elevated levels of nonperforming loans, net charge-offs, and ALLL. During this time period, the Company continued to review its underwriting and risk-based pricing guidelines for commercial real estate and real estate construction lending, as well as on new home equity and residential mortgage loans, to reduce potential exposure within these portfolio categories. In the fourth quarter 2009 a new Chief Credit Officer was hired to focus on credit related issues and to further strengthen the credit management process.

Gross charge-offs were $4,034 for 2010, $5,283 for 2009, and $3,040 for 2008, while recoveries for the corresponding periods were $793, $192 and $208, respectively. As a result, net charge-offs for 2010 were $3,241 or 0.91% of average loans, compared to $5,091 or 1.40% of average loans for 2009, and $2,832 or 0.78% of average loans for 2008. In 2010, 61% of net charge-offs came from commercial loans, compared to 79% for 2009 and 65% for 2008. Residential mortgages and home equity accounted for 35% of 2010 net charge-offs compared to 19% and 30% for 2009 and 30% for 2008, respectively. Commercial business and commercial real estate loan losses declined in 2010, while losses in consumer residential real estate increased compared to prior years. This reflects the continuing stress on personal household income even though the general economic conditions for businesses have began to improve. Gross charge-offs have risen over the past four years, as a result of the increasing economic stress and declining values of underlying collateral that have occurred during this time period. Loans charged-off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

Table 9:  Loan Loss Experience

                                                            Years Ended December 31,
                                                2010      2009      2008      2007      2006
                                                               ($ in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of year                   $7,957    $4,542    $4,174    $8,184    $3,028
Charge-offs                                    (4,034)   (5,283)   (3,040)   (5,198)     (113)
Recoveries                                        793       192       208        48       136
  Net (charge-offs) recoveries                 (3,241)   (5,091)   (2,832)   (5,150)       23
Provision for loan losses                       4,755     8,506     3,200     1,140     5,133
Balance at end of year                         $9,471    $7,957    $4,542    $4,174    $8,184
NET LOAN CHARGE-OFFS (RECOVERIES):
Commercial business                              $268      $603      $177    $1,442      ($59)
Agricultural                                      120        34        18         1        (1)
Commercial real estate (CRE)                    1,215     1,839     1,453     3,298        10
Real estate construction                          388     1,556       186         6        11
  Total commercial                              1,991     4,032     1,834     4,747       (39)
Residential mortgage                            1,124       950       842       331         0
Installment                                       126       109       156        72        16
  Total net charge-offs (recoveries)           $3,241    $5,091    $2,832    $5,150      ($23)
CRE AND CONSTRUCTION NET CHARGE-OFF DETAIL:
Owner occupied                                   $502      $757    $1,078      ($11)      $10
Non-owner occupied                                713     1,082       375     3,309         0
  Commercial real estate                       $1,215    $1,839    $1,453    $3,298       $10
1-4 family construction                          ($18)      $33      $186        $0       $11
All other construction                            406     1,523         0         6         0
  Real estate construction                       $388    $1,556      $186        $6       $11

The allocation of the year-end ALLL for each of the past five years based on our estimate of loss exposure by category of loans is shown in Table 10.

Table 10:  Allocation of the Allowance for Loan and Lease Losses

                                          % of Loan          % of Loan          % of Loan         % of Loan           % of Loan
                                           Type to            Type to            Type to            Type to            Type to
                                   2010  Total Loans  2009  Total Loans  2008  Total Loans  2007  Total Loans  2006  Total Loans
                                                                       ($ in thousands)
ALLOWANCE ALLOCATION:
Commercial business                 $536      12%      $497      10%      $295      11%      $301      11%    $2,452      18%
Agricultural                       1,146      12%       981      12%       450      12%       374      11%       854      12%
Commercial real estate (CRE)       4,320      39%     3,954      39%     1,836      34%     1,899      32%     3,048      32%
Real estate construction           1,278       9%       685      10%       836      13%       351      13%       219       7%
  Total commercial                 7,280      72%     6,117      71%     3,417      70%     2,925      67%     6,573      69%
Residential mortgage               2,060      26%     1,753      27%     1,010      28%     1,056      30%     1,232      28%
Installment                          131       2%        87       2%       115       2%       193       3%       379       3%
Total allowance for
loan losses                       $9,471     100%    $7,957     100%    $4,542     100%    $4,174     100%    $8,184     100%

ALLOWANCE CATEGORY AS A PERCENT
OF TOTAL ALLOWANCE:
Commercial business                  5.6%               6.2%               6.5%               7.2%              30.0%
Agricultural                        12.1%              12.3%               9.9%               9.0%              10.4%
Commercial real estate (CRE)        45.6%              49.8%              40.4%              45.5%              37.2%
Real estate construction            13.5%               8.6%              18.4%               8.4%               2.7%
  Total commercial                  76.8%              76.9%              75.2%              70.1%              80.3%
Residential mortgage                21.8%              22.0%              22.2%              25.3%              15.1%
Installment                          1.4%               1.1%               2.6%               4.6%               4.6%
Total allowance for
loan losses                        100.0%             100.0%             100.0%             100.0%             100.0%

The allocation methodology used at December 31, 2010, 2009, 2008 was comparable. Loss factors are analyzed based on historical loss rates and on other qualitative factors that may affect loan collectability. Management allocates the ALLL by pools of risk. The loss factors applied in the methodology are periodically re-evaluated. The loss factors assigned to loan types were very similar from 2008 through 2010. Refinements were made in 2010 to better align current and historical loss experience, for example, effective December 31, 2010 the Bank changed its loss history period to the trailing three year period from the trailing five year period utilized in 2009 and 2008.

During 2010, management continued to focus on the erosion of the credit environment and the corresponding deterioration in its credit quality metrics. Process improvements were implemented around credit evaluations, documentation, appraisal processes and portfolio monitoring. The improved credit processes, combined with enhanced credit information, have been incorporated into the methodology management uses in determining the adequacy of the ALLL. This process is reviewed by the Company's internal and external auditors and the regulatory agencies.

IMPAIRED LOANS AND NONPERFORMING ASSETS

As part of its overall credit risk management process, management has been committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized.

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, loans 90 days or more past due but still accruing interest, and restructured loans. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, management may place such loans on nonaccrual status immediately. Previously accrued and uncollected interest on such loans is reversed, amortization of related loan fees is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash after a determination has been made that the principal balance of the loan is collectible. If collectability of the principal is in doubt, payments received are applied to loan principal. Loans modified in a troubled debt restructuring (or "restructured" loans) involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not be otherwise be considered. Generally, such loans are included in nonaccrual loans until the customer has attained a sustained period of repayment performance. Nonperforming loans were $13,808, $14,093, and $9,554 at December 31, 2010, 2009, and 2008 respectively, reflecting the impact of the economy on our customers.

Table 11: Nonperforming Assets

                                                           2010      2009      2008      2007      2006
  Nonaccrual loans not considered impaired:                              ($ in thousands)
    Commercial business                                     $808      $751       $36       $32      $599
    Agricultural                                             369       371       521         0        24
    Residential mortgage                                   1,605       958     1,273       485       594
    Installment                                                2        19        47        42         7
    Total nonaccrual loans not considered impaired         2,784     2,099     1,877       559     1,224
  Nonaccrual loans considered impaired:
    Commercial business                                    7,561     8,894     5,632     3,786     4,722
    Agricultural                                              71       568       216       277         0
    Residential mortgage                                   1,124     2,363       808     1,140       197
    Installment                                                0         0       416       499       504
    Total nonaccrual loans considered impaired             8,756    11,825     7,072     5,702     5,423
  Impaired loans still accruing interest                     993         0         0         0         0
  Accruing loans past due 90 days or more (credit cards)      10        18        36        64         4
  Restructured loans                                       1,265       151       569       700       473
     Total nonperforming loans                            13,808    14,093     9,554     7,025     7,124
  Other real estate owned (OREO)                           4,230     1,808     2,556     2,352       130
  Other repossessed assets                                     0       450         5         0         0
  Investment security (Trust Preferred)                      136       211         0         0         0
     Total nonperforming assets                          $18,174   $16,562   $12,115    $9,377    $7,254
RATIOS
Nonperforming loans to total loans                          4.07%     3.93%     2.62%     1.96%     2.03%
Nonperforming assets to total loans plus OREO               5.29%     4.60%     3.30%     2.60%     2.06%
Nonperforming assets to total assets                        3.57%     3.28%     2.44%     1.95%     1.57%
Allowance for loan losses to nonperforming loans              69%       56%       48%       59%      115%
Allowance for loan losses to total loans at end of year     2.79%     2.22%     1.25%     1.17%     2.33%
NONPERFORMING ASSETS BY TYPE:
Commercial business                                          $54       $40      $411      $547    $2,225
Agricultural                                                 440       939       737       393        24
Commercial real estate (CRE)                               6,931     9,009     3,501     3,855     3,077
Real estate construction                                   2,644       747     2,325         0        62
   Total commercial                                       10,069    10,735     6,974     4,795     5,388
Residential mortgage                                       3,727     3,321     2,081     1,625       791
Installment                                                   12        37       499       605       515
   Total nonperforming loans                              13,808    14,093     9,554     7,025     6,694
Commercial real estate owned                               3,683     1,523     1,827     1,660         0
Residential real estate owned                                547       285       729       692       130
   Total other real estate owned                           4,230     1,808     2,556     2,352       130
   Other repossessed assets                                    0       450         5         0         0
   Investment security (Trust Preferred)                     136       211         0         0         0
   Total nonperforming assets                            $18,174   $16,562   $12,115    $9,377    $6,824
CRE and Construction nonperforming loan detail:
Owner occupied                                            $5,488    $5,949    $2,255    $3,179      $195
Non-owner occupied                                         1,443     3,060     1,246       676     2,882
   Commercial real estate                                 $6,931    $9,009    $3,501    $3,855    $3,077
1-4 family construction                                       $0        $0      $296        $0        $0
All other construction                                     2,644       747     2,029         0        62
   Real estate construction                               $2,644      $747    $2,325        $0       $62

Nonperforming loans began increasing in 2006 when the loans to the Impaired Borrower were identified as problem credits, charged-off in 2007 and the commercial and residential real estate properties securing those loans were surrendered and taken into OREO. Since 2008 the increased levels of nonperforming loans have been primarily due to the impact of declining property values, decreased sales and longer holding periods for OREO properties, rising costs brought on by deteriorating real estate conditions and the weakening economy.

Total nonperforming loans of $13,808 were down $285 or 2% since year-end 2009, with commercial nonperforming loans down $1,333 and residential mortgage nonperforming loans were down $1,239.

The following tables shows the approximate gross interest that would have been recorded if the loans accounted for on nonaccrual basis and restructured loans for the years ended as indicated had performed in accordance with their original terms, in contrast to the amount of interest income that was included in interest income for the period.

Table 12:  Forgone Loan Interest

                                                    Years Ended December 31,
                                                    2010     2009     2008
                                                            ($ in thousands)
Interest income in accordance with original terms   $819     $819     $704
Interest income recognized                          (197)    (622)    (423)
Reduction in interest income                        $622     $197     $281


The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALLL. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Company expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At December 31, 2010, potential problem loans totaled $11,967 up from $10,873 at December 31, 2009, due to more aggressive early detection, work-out and collection procedures undertaken during 2010. There is no comparable figure to year-end 2008. Potential problem loans at December 31, 2010, consist of $8,631 of commercial loans and $3,336 of residential mortgage loans. This compares to $9,231 for commercial and $1,642 residential mortgage loans. The current level of potential problem loans requires a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by the Company's customers and on underlying real estate values.

OREO was $4,230 at December 31, 2010, compared to $1,808 at December 31, 2009 and $2,556 at December 31, 2008. Excluding the properties of the Impaired Borrower, the other properties held as OREO in 2010 consist of $2,716 of commercial real estate (the largest being $1,744 related to a hotel/water park project), $82 real estate construction loans, $150 agricultural loans and $547 residential real estate. OREO as of year-end 2009 consisted of $580 of commercial real estate, $208 real estate construction and $35 residential real estate. Management generally seeks to ensure properties held are monitored to minimize the Company's risk of loss. Evaluations of the fair market value of the OREO properties are done quarterly and valuation adjustments, if necessary, are recorded in our consolidated financial statements.

INVESTMENT SECURITIES PORTFOLIO

The investment securities portfolio is intended to provide the Bank with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimum credit exposure to the Bank. All securities are classified as available for sale and are carried at market value. Unrealized gains and losses are excluded from earnings, but are reported as other comprehensive income in a separate component of shareholders' equity,
net of income tax.   Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method. Realized gains or losses on sales are based on the net proceeds and the adjusted carrying value amount of the securities sold using the specific identification method.

Table 13:  Investment Securities Portfolio at Estimated Fair Value

                                                                  Years Ended December 31,
                                                                 2010       2009      2008
                                                                     ($ in thousands)
U.S. treasury securities and obligations of U.S. government
corporations and agencies                                      $22,567     $3,179      $201
Mortgage-backed securities                                      56,916     81,766    65,073
Obligations of states and political subdivisions                20,715     17,184    14,006
Corporate debt securities                                          961      1,198     1,607
Total debt securities                                          101,159    103,327    80,887
Equity securities                                                  151        150       151
           Totals                                             $101,310   $103,477   $81,038

At December 31, 2010, the total carrying value of investment securities was $101,310, down $2,167 or 2% compared to December 31, 2009, and represented 20% of total assets, the same as December 31, 2009. While investment securities remained relatively flat year-over-year, there was some re-adjustment within the categories to spread the risk out among all categories.

At December 31, 2010, with the exception of securities of the U.S. Government, the securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders' equity.

The Company recognized OTTI write-downs of $412 during 2010. The write-downs were to two unrelated private placement trust preferred securities. One of the issues was completely written off with an OTTI write-down of $211. The other issue was partially written-off with an OTTI write-down of $201, related in part to credit losses that are not expected to be recovered by the Company. Since the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities, the portion of OTTI related to all other factors was recognized in other comprehensive income.

A summary of the investment portfolio is shown below:

Table 14:  Investments



Investment Category                                                        December 31, 2010   December 31, 2009
                                                                   Rating    Amount     %        Amount     %
                                                                                   ($ in thousands)
US Treasury & Agencies Debt
                                                                   AAA       $22,567   100%       $3,179   100%
                                                                   Total     $22,567   100%       $3,179   100%
US Treasury & Agencies Debt as % of Portfolio                                           22%                  3%

Mortgage-backed securities
                                                                   AAA       $56,205    99%      $80,898    99%
                                                                   A+             13     0%            0     0%
                                                                   A2              0     0%           11     0%
                                                                   Baa2           60     0%            0     0%
                                                                   BA1           308     0%          514     1%
                                                                   BA3           330     1%            0     0%
                                                                   B3              0     0%          343     0%
                                                                   Total     $56,916   100%      $81,766   100%
Mortgage-Backed Securities as % of Portfolio                                            57%                 79%

Obligations of State and Political Subdivisions
                                                                   Aa1        $3,496    17%           $0     0%
                                                                   Aa2        $4,492    22%       $2,299    13%
                                                                   AA3         2,665    13%        3,449    20%
                                                                   A1            905     4%          336     2%
                                                                   A2              0     0%          875     5%
                                                                   A3              0     0%          536     3%
                                                                   Baa1          339     2%          342     2%
                                                                   NR          8,818    42%        9,347    55%
                                                                   Total     $20,715   100%      $17,184   100%
Obligations of State and Political Subdivisions as % of Portfolio                       20%                 17%

Corporate Debt Securities
                                                                   NR         $1,112   100%       $1,348   100%
                                                                   Total      $1,112   100%       $1,348   100%
Corporate Debt Securities as % of Portfolio                                              1%                  1%

Total Market Value of Securities                                            $101,310   100%     $103,477   100%

Obligations of State and Political Subdivisions (municipal securities): At December 31, 2010 and 2009, municipal securities were $20,715 and $17,184, respectively, and represented 20% of total investment securities for 2010 and 17% for 2009 based on fair value.

Mortgage-Backed Securities: At December 31, 2010 and 2009, mortgage-related securities (which include predominantly mortgage-backed securities and collateralized mortgage obligations) were $56,916 and $81,766, respectively, and represented 56% and 79%, respectively, of total investment securities based on fair value. The fair value of mortgage-related securities is subject to inherent risks based upon the future performance of the underlying collateral (mortgage loans) for these securities. Future performance is impacted by prepayment risk and interest rate changes.

Corporate Debt Securities: At December 31, 2010 and 2009, corporate debt securities were $1,112 and $1,348, respectively, and represented 1% of total investment securities based on fair value. Corporate debt securities at December 31, 2010, consisted of trust preferred securities of $937, and other securities of $175. Corporate debt securities at December 31, 2009, consisted of trust preferred securities of $1,173, and other equity securities of $175. One of the remaining trust preferred securities held in the investment portfolio deferred its quarterly interest payments effective during the third quarter of 2010.

The Federal Home Loan Bank ("FHLB") of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or stop the FHLB from paying dividends or redeeming stock without prior approval. The FHLB of Chicago last paid a dividend in the third quarter of 2007. Recently, we have been notified by the FHLB that it is making a fourth quarter dividend payment on February 14, 2011. The Bank is a member of the FHLB Chicago. Accounting guidance indicates that an investor in FHLB Chicago capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor's view of FHLB Chicago's long-term performance, which includes factors such as: (1) its operating performance, (2) the severity and duration of declines in the market value of its net assets related to its capital stock amount, (3) its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, (4) the impact of legislation and regulatory changes on FHLB Chicago, and on the members of FHLB Chicago and (5) its liquidity and funding position. After evaluating all of these considerations, the Company believes the cost of the investment will be recovered. Future evaluations of these factors could result in a different conclusion.

Table 15:  Investment Securities Portfolio Maturity Distribution

                                                        After             After
                                                       One But          Five but
                                      Within           Within            Within             After
                                        One             Five               Ten              Ten
                                       Year             Years             Years             Years            Total
                                      Amount   Yield   Amount    Yield   Amount    Yield   Amount    Yield   Amount    Yield
                                                                    ($ in thousands)
U.S. treasury securities and
obligations of U.S. government
corporations and agencies                 $0   0.00%   $18,433   2.13%    $3,134   1.52%    $1,000   2.00%    $22,567   2.04%
Mortgage-backed securities               300   5.00%     1,239   3.85%    18,505   3.69%    36,872   2.91%     56,916   3.19%
Obligations of states and political
subdivisions (1)                       1,432   5.52%     8,177   4.96%    10,009   4.24%     1,097   4.54%     20,715   4.63%
Corporate debt securities                 25   0.00%         0   0.00%         0   0.00%     1,087   3.15%      1,112   3.08%
     Total carrying value             $1,757   5.35%   $27,849   3.04%   $31,648   3.65%   $40,056   2.93%   $101,310   3.23%

(1) The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34%
    adjusted for the disallowance of interest expense.

DEPOSITS

Deposits represent the Company's largest source of funds. At December 31, 2010 total deposits were $400,610, up $2,810 or 1% from 2009. While deposit growth was minimal, there were significant changes within the deposit classifications. Time deposits and Brokered Certificates of Deposit of $186,187 declined $18,198 or 9% from year end 2009. This decrease was made intentionally to reduce the Bank's dependency on non-core funding sources as the Bank is focusing on increasing core deposits. The decrease was offset by an increase of $6,087 in interest bearing demand accounts and a $5,228 increase in non-interest bearing demand accounts, all of which represent sources of lower cost of funds. The change in deposit mix is believed to be the result of depositors' flight to safety into FDIC insured bank accounts, our competitive pricing position for municipal deposits and customers' reluctance to tie their deposits up for lengthy periods of time in a prevailing low rate environment. The result of these changes resulted in a shift in our deposit mix at year end which is displayed in Table 16 below.

Table 16:  Deposits

                                            2010               2009           2008
                                                 % of              % of           % of
                                       Amount   Total    Amount   Total    Amount   Total
                                                     ($ in thousands)
Noninterest-bearing demand deposits    $60,446    15%    $55,218    14%    $55,694    14%
Interest-bearing demand deposits        39,462    10%     33,375     8%     37,855    10%
Savings deposits                       114,515    29%    104,822    26%    103,162    27%
Time deposits                          159,201    39%    165,204    42%    139,681    36%
Brokered certificates of deposit        26,986     7%     39,181    10%     49,283    13%
Total                                 $400,610   100%   $397,800   100%   $385,675   100%

In 2010 average deposits increased $14,329, or 3.74% to $394,872 compared to $380,633 in 2009. The shift in deposit mix is not as evident when comparing average balances, in that the shift did not begin to occur until after mid-year.

Table 17: Average Deposits

                                            2010               2009           2008
                                                 % of              % of           % of
                                       Amount   Total    Amount   Total    Amount   Total
                                                     ($ in thousands)
Noninterest-bearing demand deposits    $52,208    13%    $49,952    13%    $48,003    13%
Interest-bearing demand deposits        35,100     9%     29,639     8%     27,561     8%
Savings deposits                       107,622    27%    105,330    28%     99,264    27%
Time deposits                          166,475    42%    151,827    40%    143,059    39%
Brokered certificates of deposit        33,467     9%     43,885    11%     46,823    13%
Total                                 $394,872   100%   $380,633   100%   $364,710   100%

The retail markets we compete in are continuously influenced by economic conditions, competitive pressures from other financial institutions and other investment alternatives available to our customers. A stipulation of the written agreement with our regulators, limits the rates of interest we may set on our deposit products. As a result, we continue to focus on expanding existing customer relationships.

Table 18:  Maturity Distribution of Certificates of Deposit of $100,000 or More

                                    December 31, 2010   December 31, 2009
                                                ($ in thousands)
3 months or less                          $19,900           $22,734
Over 3 months through 6 months              6,196            12,646
Over 6 months through 12 months            11,736            21,471
Over 12 months                             23,277            37,652
Total                                     $61,109           $94,503

OTHER FUNDING SOURCES

The Bank's other funding sources, which includes short and long term borrowings and subordinated debentures, increased $1,529 at December 31, 2010 from December 31, 2009. Short term borrowings consist of corporate repurchase agreements which totaled $9,512 at December 31, 2010 and $7,983 at December 31, 2009.

Table 19:  Short Term Borrowings

                                                                       December 31,
                                                              2010         2009        2008
                                                                     ($ in thousands)
Balance end of year                                           $9,512       $7,983     $11,311
Average amounts outstanding during year                      $10,411      $12,031     $11,753
Maximum month-end amounts outstanding                        $18,329      $20,074     $13,654
Average interest rates on amounts outstanding during year       0.69%        1.06%       1.53%
Average interest rates on amounts outstanding at end of year    0.49%        0.48%       0.70%

At December 31, 2010 the Bank and Company had additional sources of liquidity available through pre-approved overnight federal funds lines of credit with corresponding banks, the federal reserve discount window and other long term borrowing agreements totaling $28,820.

In 2005, Mid-Wisconsin Statutory Trust I (the "Trust"), a Delaware Business Trust subsidiary of the Company, issued $10,000 in trust preferred securities. The Trust used the proceeds from the offering along with Mid-Wisconsin's common ownership investment to purchase $10,310 of the Company's subordinated debentures (the "debentures"). The trust preferred securities and the debentures mature on December 15, 2035, and had a fixed rate of 5.98% until December 15, 2010. They now have a floating rate of the three-month
LIBOR plus 1.43%, adjusted quarterly. The interest rate at December 31, 2010 was 1.73%.

OFF-BALANCE SHEET OBLIGATIONS

As of December 31, 2010 and 2009, we had the following commitments, which do not appear on our balance sheet.

Table 20: Commitments

                                                         2010      2009
Commitments to extend credit:                           ($ in thousands)
     Fixed rate                                        $25,073   $25,405
     Adjustable rate                                    33,406    23,462
Standby and irrevocable letters of credit-fixed rate     3,921     3,792
Credit card commitments                                  3,776     4,250

Further discussion of these commitments is included in Note 20, "-Commitments and Contingencies" of the Notes to Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

We are party to various contractual obligations requiring the use of funds as part of our normal operations. The table below outlines principal amounts and timing of these obligations, excluding amounts due for interest, if applicable. Most of these obligations are routinely refinanced into similar replacement obligation. However, renewal of these obligations is dependent on our ability to offer competitive interest rates or availability of collateral for pledging purposes supporting the long-term advances.

Table 21:  Contractual Obligations

                                                        Payments due by period
                                         Total   < 1 year   1-3 years   3-5 years   > 5 years
                                                           ($ in thousands)
Subordinated debentures                 $10,310       $0          $0          $0     $10,310
Other long-term borrowings               10,000        0           0      10,000           0
FHLB borrowings                          32,561    2,500       6,000      24,061           0
Total long-term borrowing obligations   $52,871   $2,500      $6,000     $34,061     $10,310


Also, we have liabilities due to directors for services rendered with various payment terms depending on their anticipated retirement date or their election of payout terms following retirement. The total liability at December 31, 2010 for current and retired directors is $697, and is estimated to have a maturity in excess of five years.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity management refers to the ability to ensure that cash is available in a timely manner to meet cash and loan demands to service liabilities as they become due without undue cost or risk.

Funds are available from a number of basic banking activity sources, primarily from the core deposit base and from the repayment and maturity of loans and investment securities. Additionally, liquidity is available from the sale of investment securities, and brokered deposits. Volatility or disruptions in the capital markets may impact the Company's ability to access certain liquidity sources.

While dividends and service fees from the Bank and proceeds from the issuance of capital are primary funding sources for the Company, these sources could be limited or costly (such as by regulation increasing the capital needs of the Bank, or by limited appetite for new sales of company stock). No dividends were received in cash from the Bank in 2010 or 2009. Also, as discussed in Part 1,
Item 1 the Bank's written agreement with the FDIC and DFI places restrictions on the payment of dividends from the Bank to the Company without prior approval with our regulators.

Investment securities are an important tool to the Company's liquidity objective. All investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Approximately $65,847 of the $101,310 investment securities portfolio on hand at December 31, 2010, were pledged to secure public deposits, short-term borrowings, and for other purposes as required by law. The majority of the remaining securities could be sold to enhance liquidity, if necessary.

The scheduled maturity of loans could also provide a source of additional liquidity. The Bank has $111,628, or 33%, of its total loans maturing within one year. Factors affecting liquidity relative to loans are loan renewals, origination volumes, prepayment rates, and maturity of the existing loan portfolio. The Bank's liquidity position is influenced by changes in interest rates, economic conditions, and competition. Conversely, loan demand as a need for liquidity may cause us to acquire other sources of funding which could be more costly than deposits.

Deposits are another source of liquidity for the Bank. Deposit liquidity is affected by core deposit growth levels, certificates of deposit maturity structure, and retention and diversification of wholesale funding sources. Deposit outflows would require the Bank to access alternative funding sources which may not be as liquid and may be more costly.

Other funding sources for the Bank are in the form of short-term borrowings (corporate repurchase agreements, and federal funds purchased), and long-term borrowings. Short-term borrowings can be reissued and do not represent an immediate need for cash. Long-term borrowings are used for asset/liability matching purposes and to access more favorable interest rates than deposits. The Bank's liquidity resources were sufficient in 2010 to fund the growth in loans and investments, and to meet other cash needs when necessary.

INTEREST RATE SENSITIVITY GAP ANALYSIS

Table 22 represents a schedule of the Bank's assets and liabilities maturing over various time intervals. The primary market risk faced by the Company is interest rate risk. The table reflects a cumulative positive interest sensitivity gap position, i.e. more rate sensitive assets maturing than rate sensitive liabilities. We extensively evaluate the cumulative gap position at the one and two-year time frames. At those time intervals the cumulative maturity gap was within our established guidelines of 60% to 120%.

Table 22: Interest Rate Sensitivity Gap Analysis

                                                               December 31, 2010
                                             0-90      91-180     181-365     1-5      Beyond
                                             Days       Days        Days     Years     5 Years      Total
                                                                ($ in thousands)
Earning Assets:

     Loans                                  $36,452    $35,446    $59,461   $167,296    $40,515   $339,170
     Securities                               3,842      7,528      7,739     41,759     40,442    101,310
     Other earning assets                    32,473          0          0          0          0     32,473
Total                                       $72,767    $42,974    $67,200   $209,055    $80,957   $472,953
Cumulative rate sensitive assets            $72,767   $115,741   $182,941   $391,996   $472,953
Interest-bearing liabilities:
     Interest-bearing deposits (1)          $54,063    $32,843    $73,584   $128,002    $51,672   $340,164
     Borrowings                               9,512      2,500          0     40,061          0     52,073
     Subordinated debentures                      0          0          0          0     10,310     10,310
Total                                       $63,575    $35,343    $73,584   $168,063    $61,982   $402,547
Cumulative interest sensitive liabilities   $63,575    $98,918   $172,502   $340,565   $402,547
Interest sensitivity gap                     $9,192     $7,631    ($6,384)   $40,992    $18,975
Cumulative interest sensitivity gap          $9,192    $16,823    $10,439    $51,431    $70,406
Cumulative ratio of rate sensitive assets
to rate sensitive liabilities                 114.5%     117.0%     106.1%     115.1%     117.5%

(1) The interest rate sensitivity assumptions for savings accounts, money market accounts, and interest-bearing demand deposits accounts are based on the Office of Thrift Supervision tables regarding portfolio retention and interest rate repricing behavior. Based on this data, a portion of these balances are considered to be long-term and fairly stable and are included in the 1-5 year category and beyond 5 years category.

In order to limit exposure to interest rate risk, we monitor the liquidity and gap analysis on a monthly basis and adjust pricing, term and product offerings when necessary to stay within our guidelines and maximize effectiveness of asset/liability management.

We also estimate the effect a sudden change in interest rates could have on expected net interest income through income simulation. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100 or 200 basis points. All rates are increased or decreased parallel to the change in prime rate. The simulation assumes a static mix of assets and liabilities. As a result of the simulation, over a 12-month time period ending December 31, 2010, net interest income is estimated to increase 5.1% if rates increase 200 basis points. In a down 200 basis point rate environment assumption, net interest income is estimated to decrease 9.6% during the same period. These results are based solely on the modeled changes in the market rates and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve, changes in spreads between key market rates, or changes in consumer or business behavior. These results also do not include any management action to mitigate potential income variances within the modeled process. We realize actual net interest income is largely impacted by the allocation of assets, liabilities and product mix. The simulation results are one indicator of interest rate risk.

Management continually reviews its interest rate risk position through our Asset/Liability Committee process. This is also reported to the board of directors through the Board Investment Committee on a bi-monthly basis.

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

Management believes that the Company and Bank had a strong capital base at the end of 2010. As of December 31, 2010 and 2009, the tier 1 risk-based capital ratio, total risk-based capital (tier 1 and tier 2) ratio, and tier 1 leverage ratio for the Company and Bank were in excess of regulatory minimum requirements, as well as the heightened requirements as set forth in the Bank's written agreement with the FDIC and DFI.

On October 14, 2008, the Treasury announced details of the CPP whereby the Treasury made direct equity investments into qualifying financial institutions in the form of preferred stock, providing an immediate influx of Tier 1 capital into the banking system. Participants also adopted the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under this program.

The Company's Articles of Incorporation, as approved and amended at a shareholder meeting on January 22, 2009, authorized the issuance of 10,000 shares of Series A, Preferred Stock and 500 shares of Series B Preferred Stock. On February 20, 2009, under the CPP, the Company issued 10,000 shares of Series A Preferred Stock and a warrant to purchase 500 shares of Series B Preferred Stock (which were immediately exercised) to the Treasury. Total proceeds received were $10,000. The proceeds received were allocated between the Series A Preferred Stock and the Series B Preferred Stock based upon their relative fair values, which resulted in the recording of a discount on the Series A Preferred Stock and a premium on the Series B Preferred Stock. The discount and premium will be amortized over five years. The allocated carrying value of the Series A Preferred Stock and Series B Preferred Stock on the date of issuance (based on their relative fair values) was $9,442 and $558, respectively. Cumulative dividends on the Series A Preferred Stock accrue and are payable quarterly at a rate of 5% per annum for five years. The rate will increase to 9% per annum thereafter if the shares are not redeemed by the Company. The Series B Preferred Stock dividends accrue and are payable quarterly at 9%. All $10,000 of the CPP Preferred Stock qualify as Tier 1 Capital for regulatory purposes at the Company.

Table 23:  Capital

                                                                              To Be Well
                                                                              Capitalized
                                                            For Capital      Under Prompt
                                                              Adequacy        Corrective
                                              Actual        Purposes (1)  Action Provisions (2)
                                         Amount   Ratio    Amount  Ratio    Amount  Ratio
                                                       ($ in thousands)
DECEMBER 31, 2010
MID-WISCONSIN FINANCIAL SERVICES, INC.
Tier 1 to average assets                $50,575   10.0%   $20,143   4.0%
Tier 1 risk-based capital ratio          50,575   14.2%    14,252   4.0%
Total risk-based capital ratios          55,091   15.5%    28,504   8.0%
MID-WISCONSIN BANK
Tier 1 to average assets                $44,787    9.0%   $20,024   4.0%   $42,552    8.5%
Tier 1 risk-based capital ratio          44,787   12.7%    14,140   4.0%    21,210    6.0%
Total risk-based capital ratios          49,268   13.9%    28,280   8.0%    42,420   12.0%

DECEMBER 31, 2009
MID-WISCONSIN FINANCIAL SERVICES, INC.
Tier 1 to average assets                $48,493    9.8%   $19,744   4.0%
Tier 1 risk-based capital ratio          48,493   13.2%    14,667   4.0%
Total risk-based capital ratios          53,118   14.5%    29,335   8.0%
MID-WISCONSIN BANK
Tier 1 to average assets                $40,313    8.2%   $19,643   4.0%   $24,554    5.0%
Tier 1 risk-based capital ratio          40,313   11.1%    14,575   4.0%    21,863    6.0%
Total risk-based capital ratios          44,910   12.3%    29,150   8.0%    36,438   10.0%

(1) The Bank has agreed with the FDIC and DFI that until the Consent Order is no longer in effect, to maintain minimum capital ratios at specified levels higher that those otherwise required by applicable regulations as follows:
    Tier 1 capital to total average assets - 8.5% and total capital to risk-weighted assets (total capital) - 12%.
(2) Prompt corrective action provisions are not applicable at the bank holding company level.

Shareholders' equity at December 31, 2010 was $42,970, a decrease of $214 from the year-end 2009 amount of $43,184. The decrease in 2010 shareholders' equity was due to a decrease in accumulated other comprehensive income due mainly to the sale of securities with embedded gains of $466, net income of $743, preferred stock dividends of $545, proceeds from stock purchase plans of $32 and stock-based compensation of $22.

SELECTED QUARTERLY FINANCIAL DATA

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2010, 2009 and 2008:

Table 24:  Selected Quarterly Financial Data

                                                                 2010 Quarter Ended
                                                  December 31,   September 30,   June 30,   March 31,
                                                        (In thousands, except per share data)
Interest income                                      $6,018          $6,196       $6,391      $6,457
Interest expense                                      2,004           2,175        2,255       2,328
  Net interest income                                 4,014           4,021        4,136       4,129
Provision for loan losses                             1,500             900          955       1,400
Income (loss) before income taxes                       305             183          456         (66)
Net income (loss) available to common equity             80               2          168        (148)
Basic and diluted earnings (loss) per common          $0.05           $0.00        $0.10      ($0.09)
Share

                                                                  2009 Quarter Ended
                                                  December 31,   September 30,   June 30,   March 31,
                                                        (In thousands, except per share data)
Interest income                                      $6,623          $6,665       $6,822      $6,822
Interest expense                                      2,456           2,554        2,701       2,789
  Net interest income                                 4,167           4,111        4,121       4,033
Provision for loan losses                             2,856           2,150        2,750         750
Income before income taxes                           (1,475)         (1,289)      (2,017)        377
Net income available to common equity                (1,155)           (833)      (1,252)        207
Basic and diluted earnings per common share          ($0.70)         ($0.51)      ($0.76)      $0.13

                                                                    2008 Quarter Ended
                                                    December 31,   September 30,   June 30,   March 31,
                                                          (In thousands, except per share data)
Interest income                                        $7,159          $7,356       $7,479      $7,738
Interest expense                                        3,112           3,218        3,304       3,663
  Net interest income                                   4,047           4,138        4,175       4,075
Provision for loan losses                                 935             630          705         930
Income (loss) before income taxes                         107             349          690         105
Net income (loss) available to common equity              291              48          500         403
Basic and diluted earnings (loss) per common share      $0.03           $0.18        $0.30       $0.25

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is set forth in Item 6, "Selected Financial Data" and under sub-captions "Results of Operations", "Market Risk", "Net Interest Income", "ALLL", "Investment Securities Portfolio", "Deposits", and "Liquidity and Interest Rate Sensitivity" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and notes to related statements thereto are set forth:


WIPFLI
Report of Independent Registered
Public Accounting Firm

Board of Directors and Stockholders
Mid-Wisconsin Financial Services, Inc.
Medford, Wisconsin


We have audited the accompanying consolidated balance sheets of Mid-Wisconsin Financial Services, Inc. and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Wisconsin Financial Services, Inc. and Subsidiary at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States.

WIPFLI
Wipfli LLP


February 23, 2011
Green Bay, Wisconsin

                     Mid-Wisconsin Financial Services, Inc. And Subsidiary
                                 Consolidated Balance Sheets
                                  December 31, 2010 and 2009
                            (In thousands, except per share data)
                                                                            2010     2009
ASSETS
Cash and due from banks                                                    $9,502     $9,824
Interest-bearing deposits in other financial institutions                       8         13
Federal funds sold and securities purchased under agreements to sell       32,473      9,064
Investment securities available for sale, at fair value                   101,310    103,477
Loans held for sale                                                         7,444      5,452
Loans                                                                     339,170    358,616
Less: Allowance for loan losses                                            (9,471)    (7,957)
Loans, net                                                                329,699    350,659
Accrued interest receivable                                                 1,853      1,940
Premises and equipment, net                                                 8,162      8,294
Other investments, at cost                                                  2,616      2,616
Other assets                                                               16,015     14,121
TOTAL ASSETS                                                             $509,082   $505,460

LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing deposits                                              $60,446    $55,218
Interest-bearing deposits                                                 340,164    342,582
  Total deposits                                                          400,610    397,800

Short-term borrowings                                                       9,512      7,983
Long-term borrowings                                                       42,561     42,561
Subordinated debentures                                                    10,310     10,310
Accrued interest payable                                                      992      1,287
Accrued expenses and other liabilities                                      2,127      2,335
  Total liabilities                                                       466,112    462,276

Stockholders' equity:
  Series A preferred stock - no par value
  Authorized - 10,000 shares in 2010 and 2009
  Issued and outstanding Series A - 10,000 shares in 2010 and 2009          9,634      9,527
  Series B preferred stock - no par value
  Authorized - 500 shares in 2010 and 2009
  Issued and outstanding Series B - 500 shares in 2010 and 2009               538        549
  Common stock - par value $0.10 per share:
   Authorized - 6,000,000 shares
   Issued and outstanding -  1,652,122 shares in 2010 and
   1,648,102 shares in 2009                                                   165        165
  Additional paid-in capital                                               11,916     11,862
  Retained earnings                                                        20,127     20,025
  Accumulated other comprehensive income                                      590      1,056
  Total stockholders' equity                                               42,970     43,184
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $509,082   $505,460

The accompanying notes are an integral part of the consolidated financial statements.

                                     Mid-Wisconsin Financial Services, Inc And Subsidiary
                                             Consolidated Statements of Income (Loss)
                                           Years Ended December 31, 2010, 2009, and 2008
                                               (In thousands, except per share data)
                                                                                       2010            2009           2008
Interest Income
   Loans, including fees                                                             $21,325         $22,756        $25,718
   Securities:
     Taxable                                                                           3,216           3,540          3,174
     Tax-exempt                                                                          366             487            596
   Other                                                                                 155             149            244
     Total interest income                                                            25,062          26,932         29,732

Interest Expense
   Deposits                                                                            6,402           7,801         10,138
   Short-term borrowings                                                                  95             124            180
   Long-term borrowings                                                                1,670           1,961          2,365
   Subordinated debentures                                                               595             614            614
     Total interest expense                                                            8,762          10,500         13,297

Net interest income                                                                   16,300          16,432         16,435
Provision for loan losses                                                              4,755           8,506          3,200
Net interest income after provision for loan losses                                   11,545           7,926         13,235

Noninterest Income
   Service fees                                                                        1,174           1,239          1,412
   Trust service fees                                                                  1,103           1,024          1,114
   Investment product commissions                                                        221             237            249
   Mortgage banking                                                                      955             564            289
   Gain on sale of investments                                                         1,054             449              0
   Other                                                                               1,043             908            962
       Total noninterest income                                                        5,550           4,421          4,026

Other-than-temporary impairment losses, net
  Total other-than-temporary impairment losses                                          (426)           (374)             0
  Less:  Non-credit portion recognized in other comprehensive income, before taxes        14              73              0
  Total impairment                                                                      (412)           (301)             0
Noninterest Expense
   Salaries and employee benefits                                                      8,537           8,411          9,068
   Occupancy                                                                           1,830           1,893          1,996
   Data processing                                                                       651             648            748
   Foreclosure/OREO expense                                                              243           1,278            541
   Legal and professional fees                                                           677             882            762
   Goodwill impairment                                                                     0               0            295
   FDIC expense                                                                        1,036           1,057            220
   Other                                                                               2,831           2,281          2,380
       Total noninterest expense                                                      15,805          16,450         16,010

Income (loss) before income taxes                                                        878          (4,404)         1,251
Income tax expense (benefit)                                                             135          (1,916)             9
Net income (loss)                                                                        743          (2,488)         1,242
Preferred stock dividends, discount and premium                                         (641)           (545)             0
Net income (loss) available to common equity                                            $102         ($3,033)        $1,242
Earnings (Loss) Per Common Share:
Basic and diluted                                                                      $0.06          ($1.84)         $0.76

The accompanying notes are an integral part of the consolidated financial statements.

                                        Mid-Wisconsin Financial Services, Inc. and Subsidiary
                                     Consolidated Statements of Changes in Stockholders' Equity
                                           Years Ended December 31, 2010, 2009, and 2008
                                                (In thousands, except per share data)
                                                                                                  Accumulated
                                                                         Additional                  Other
                                       Preferred Stock   Common Stock     Paid-In     Retained   Comprehensive
                                       Shares   Amount   Shares Amount    Capital     Earnings   Income (Loss)   Totals

Balance, January 1, 2008                     0       $0  1,642  $164      $11,721     $22,901        ($215)      $34,571
Comprehensive income:
Net income                                                                              1,242                      1,242
Other comprehensive income                                                                             813           813
Total comprehensive income                                                                                         2,055
Proceeds from stock purchase plans                           2                 39                                     39
Stock-based compensation                                                       44                                     44
Cash dividends paid, $0.55 per share                                                     (904)                      (904)
Balance, December 31, 2008                   0        0  1,644   164       11,804      23,239          598        35,805
Comprehensive loss:
Net loss                                                                               (2,488)                    (2,488)
Other comprehensive income                                                                             370           370
Reclassification adjustment for net
realized gains on securities available
for sale included in earnings, net of
tax                                                                                                     88            88
Total comprehensive loss                                                                                          (2,030)
Issuance of preferred stock Series A   10,000     9,442                                                            9,442
Issuance of preferred stock Series B      500       558                                                              558
Accretion of preferred stock discount                85                                   (85)                         0
Amortization of preferred stock
premium                                              (9)                                    9                          0
Issuance of common stock:                                                                                              0
Proceeds from stock purchase plans                           4     1           34                                     35
Cash dividends:
Preferred stock                                                                          (401)                      (401)
Common stock, $0.11 per share                                                            (181)                      (181)
Dividends declared:
Preferred stock                                                                           (68)                       (68)
Stock-based compensation                                                       24                                     24
Balance, December 31, 2009             10,500   $10,076  1,648  $165      $11,862     $20,025       $1,056       $43,184
Comprehensive income:
Net income                                                                                743                        743
Other comprehensive loss                                                                              (854)         (854)
Reclassification adjustment for net
realized gains on securities available
for sale included in earnings, net of
tax                                                                                                    388           388
Total comprehensive income                                                                                           277
Accretion of preferred stock discount               107                                  (107)                         0
Amortization of preferred stock                     (11)                                   11                          0
premium
Issuance of common stock:
Proceeds from stock purchase plans                           4     0           32                                     32
Cash dividends:
Preferred stock                                                                          (477)                      (477)
Dividends declared:
Preferred stock                                                                           (68)                       (68)
Stock-based compensation                                                       22                                     22
Balance, December 31, 2010             10,500   $10,172  1,652  $165      $11,916     $20,127         $590       $42,970

The accompanying notes are an integral part of the consolidated financial statements.


                              Mid-Wisconsin Financial Services, Inc. and Subsidiary
                                      Consolidated Statements of Cash Flows
                                  Years Ended December 31, 2010, 2009, and 2008
                                      (In thousands, except per share data)
                                                                                                2010     2009     2008
Increase (decrease) in cash and due from banks:
     Cash flows from operating activities:
     Net income (loss)                                                                            $743 ($2,488)   $1,242
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Depreciation and amortization                                                          911      961    1,017
            Provision for loan losses                                                            4,755    8,506    3,200
            Provision for valuation allowance other real estate                                    159      958      273
            Provision (benefit) for deferred income taxes                                         (90)  (1,578)      (8)
            Gain on sale of investment securities                                              (1,054)    (449)        0
            Other-than-temporary impairment losses, net                                            412      301        0
            (Gain) loss on premises and equipment disposals                                          0       12        3
            (Gain) Loss on sale of foreclosed real estate owned                                  (187)       91       11
            Stock-based compensation                                                                22       24       44
            Goodwill impairment                                                                      0        0      295
            Changes in operating assets and liabilities:
                        Loans held for sale                                                    (1,992)  (4,968)      684
                        Other assets                                                               939  (3,906)      432
                        Other liabilities                                                        (503)    (376)    (773)
Net cash provided by (used in) operating activities                                              4,115  (2,912)    6,420
     Cash flows from investing activities:
            Net decrease in interest-bearing deposits in other financial institutions                5        8       13
            Net (increase) decrease in federal funds sold                                     (23,409)   13,236 (19,120)
            Securities available for sale:
                       Proceeds from sales                                                      38,146   12,717        0
                       Proceeds from maturities                                                 32,614   25,238   18,668
                       Payment for purchases                                                  (68,747) (59,552) (15,892)
            Net increase (decrease) in loans                                                    12,220    (639) (10,120)
            Capital expenditures                                                                 (682)    (280)    (438)
            Proceeds from sale of premises and equipment                                             0        9        0
            Proceeds from sale of other real estate                                              1,590    1,012      407
Net cash used in investing activities                                                          (8,263)  (8,251) (26,482)

                              Mid-Wisconsin Financial Services, Inc. and Subsidiary
                                    Consolidated Statements of Cash Flows
                                Years Ended December 31, 2010, 2009, and 2008
                                    (In thousands, except per share data)
                                                                                       2010     2009     2008
      Cash flows from financing activities:
               Net increase in deposits                                                $2,810  $12,125  $16,196
               Net increase (decrease) in short-term borrowings                         1,529  (3,328)  (4,035)
               Proceeds from issuance of long-term borrowings                          22,061    6,500   15,500
               Principal payments on long-term borrowings                            (22,061) (13,368) (12,500)
               Proceeds from issuance of preferred stock and common stock warrants          0   10,000        0
               Proceeds from stock benefit plans                                           32       35       39
               Cash dividends paid preferred stock                                      (545)    (401)        0
               Cash dividends paid common stock                                             0    (181)    (904)
Net cash provided by financing activities                                               3,826   11,382   14,296
Net increase (decrease) in cash and due from banks                                      (322)      219  (5,766)
Cash and due from banks at beginning of year                                            9,824    9,605   15,371
Cash and due from banks at end of year                                                 $9,502   $9,824   $9,605
Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest                                                                               $9,057  $10,931  $14,270
Income taxes                                                                                0     (19)      710
Noncash investing and financing activities:
Loans transferred to other real estate owned                                           $4,965   $1,652     $895
Loans charged-off                                                                       4,034    5,283    3,040
Dividends declared by not yet paid on preferred stock                                      68       68        0
Loans made in connection with the sale of other real estate                               981      339        0
Goodwill impairment                                                                         0        0      295

The accompanying notes are an integral part of the consolidated financial statements

             Mid-Wisconsin Financial Services, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL BUSINESS ACTIVITY
Mid-Wisconsin Financial Services, Inc. (the "Company") operates as a full-service financial institution with a primary market area including, but not limited to, Clark, Eau Claire, Lincoln, Marathon, Oneida, Price, Taylor and Vilas Counties, Wisconsin. It provides a variety of traditional banking product sales, insurance services, and wealth management services. The Company is regulated by federal and state agencies and is subject to periodic examinations by those agencies.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiary, Mid-Wisconsin Bank (the "Bank"), and the Bank's wholly-owned subsidiary, Mid-Wisconsin Investment Corporation. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry.

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

ESTIMATES
The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ significantly from those estimates.

CASH EQUIVALENTS
For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks." Cash and due from banks include cash on hand and non-interest-bearing deposits at correspondent banks.

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

INVESTMENT SECURITIES AVAILABLE FOR SALE
Securities are classified as available for sale and are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders' equity as a separate component of other comprehensive income. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the terms of the securities. Declines in fair value of securities that are deemed to be other-than-temporary are reflected in earnings as a realized loss, and a new cost basis is established. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are determined using the specific-identification method.

LOANS HELD FOR SALE
Loans held for sale consist of the current origination of certain fixed rate mortgage loans and are recorded at the lower of aggregate cost or fair value. A gain or loss is recognized at the time of the sale reflecting the present value of the difference between the contractual interest rate of the loans sold and the yield to the investor. All loans held for sale at December 31, 2010 and 2009 have a forward sale commitment from an investor. Mortgage servicing rights are not retained.

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

Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that specific commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a trouble debt restructuring meet this definition.

Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management's practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. When loans are placed on nonaccrual or charged-off, all current year unpaid accrued interest is reversed against interest income. The interest on these loans is subsequently accounted for on the cash basis until qualifying for return to accrual status. If collectability of the principal is in doubt, payments received are applied to loan principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

A loan is accounted for as a troubled debt restructuring in the Company, for economic or legal reasons related to the borrower's financial condition, grants a significant concession to the borrower that it would not otherwise consider.
A troubled debt restructuring may involve the receipt of assets from the debtor in partial or full satisfaction of the loan, or a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk, or some combination of these concessions. Troubled debt restructurings generally remain on nonaccrual status until a six-month payment history is sustained.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is a reserve for estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the loan portfolio, and is based on quarterly evaluations of the collectability and historical loss experience of loans. Actual credit losses, net of recoveries, are deducted from the allowance for loan losses. A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management's judgment, is adequate to absorb probable losses in the loan portfolio.

The allocation methodology applied by the Company to assess the appropriateness of the allowance for loan losses focuses on evaluation of several factors, including but not limited to: the establishment of specific reserve allocations on impaired credits where a high risk of loss is anticipated but not yet realized, allocation for each loan category based on historical loan loss experience, and general reserve allocation made based on subjective economic and bank specific factors such as unemployment, delinquency levels, industry concentrations, lending staff experience, disposable income and changes in regulatory or internal loan policies. The total allowance is available to absorb losses from any segment of the portfolio.

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

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

Management believes that the level of the allowance for loan loss is appropriate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management based on their judgments about information available to them at the time of their examination.

PREMISES, EQUIPMENT, AND DEPRECIATION
Premises and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line method and is based on the estimated useful lives of the assets. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of premises and equipment are reflected in income.

OTHER REAL ESTATE OWNED (OREO)
Other real estate owned consists of real estate properties acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. OREO is recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value of the underlying property value, less estimated selling costs. Any write-down in the carrying value of a property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on sale and revenues and expenses incurred in maintaining such properties, are treated as period costs. OREO is included in the balance sheet caption "Other assets."

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

FEDERAL HOME LOAN BANK (FHLB) STOCK
As a member of the Federal Home Loan Bank system, the Company is required to hold stock in the FHLB based on the outstanding amount of FHLB borrowings. This stock is substantially restricted. The FHLB of Chicago is under regulatory requirements which require approval of dividend restrictions and stock redemptions. The stock is evaluated for impairment on an annual basis. However, the stock is viewed as a long-term investment therefore, its value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. FHLB stock is included in the balance sheet caption "Other investments, at cost" and totals $2,306 at December 31, 2010 and 2009.

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

INCOME TAXES
Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income taxes, which arise from temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the current enacted tax rates which will be in effect when these differences are expected to reverse. Provision (credit) for deferred taxes is the result of changes in the deferred tax assets and liabilities. The Company may also recognize a liability for unrecognized tax benefits from uncertain tax positions Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements. Interest and penalties related to unrecognized tax benefits are classified as income taxes.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

RATE LOCK COMMITMENTS
The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The mortgage loans are sold to the secondary market shortly after the loan is closed. The fair value of the mortgage loan rate lock commitments is immaterial to the financial statements. The Company's rate lock commitments were $8,542 and $7,914 at December 31, 2010 and 2009, respectively.

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

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, net of tax, which are recognized as a separate component of equity, and accumulated other comprehensive income (loss).

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

RECLASSIFICATIONS
Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 classifications.

SUBSEQUENT EVENTS
Management has reviewed the Company's operations for potential disclosure of information or financial statement impacts related to events occurring after December 31, 2010, but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosures are required as of the release date.

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

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

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

In April 2010, the FASB issued updated guidance relating to how a loan that is part of a pool should be accounted for if the loan is modified that it would constitute a troubled debt restructuring. Modified loans that are accounted for within a pool do not result in the removal of these loans from the pool even if the loan modification would be considered trouble debt restructuring. This accounting standard is effective for interim and annual periods ending on or after July 15, 2010. Adoption of this amendment did not have a material impact on the consolidated financial statements of the Company.

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

In July 2010, the FASB issued an accounting standard update relating to improved disclosures about the credit quality of financing receivables and the allowance for credit losses. Companies are required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The Company adopted this new accounting standard for the year ended December 31, 2010. See Note 6 for the impact the adoption of this accounting standard had on the Company's financial statements.

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

                                                 For the Years Ended December 31,
                                                      2010      2009      2008
                                                (In thousands, except per share data)
Net income (loss)                                     $743   ($2,488)   $1,242
Preferred stock dividends, discount and premium       (641)     (545)        0
  Net income (loss) available to common equity        $102   ($3,033)   $1,242
Weighted average common shares outstanding           1,650     1,645     1,643
Effect of dilutive stock options                         0         1         0
Diluted weighted average common shares outstanding   1,650     1,646     1,643
Basic and diluted earnings (loss) per common share   $0.06    ($1.84)    $0.76

NOTE 3- CASH AND DUE FROM BANKS

Cash and due from banks in the amount of $298 and $234 was restricted at December 31, 2010 and 2009, respectively, to meet the reserve requirements of the Federal Reserve System.

In the normal course of business, the Bank maintains cash and due from bank balances with correspondent banks. Accounts at each institution are insured in full by the Federal Deposit Insurance Corporation ("FDIC") Transaction Guarantee Program until December 31, 2012 or are under the FDIC insurance limit of $250. Federal funds sold invested in other institutions are not insured.

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

NOTE 4- SECURITIES

The amortized cost and fair values of securities available for sale at December 31, 2010 and 2009, were as follows:

                                                                         2010
                                                  Amortized   Gross Unrealized   Gross Unrealized   Fair
                                                    Cost            Gains             Losses        Value
                                                                    ($ in thousands)
U.S. Treasury securities and obligations of
U.S. government corporations and agencies           $22,732           $69              $234         $22,567
Mortgage-backed securities                           56,292           908               284          56,916
Obligations of states and political                  20,239           661               185          20,715
subdivisions
Corporate debt securities                               974             0                13             961
Total debt securities                               100,237         1,638               716         101,159
Equity securities                                       151             0                 0             151
Total securities available for sale                $100,388        $1,638              $716        $101,310

                                                                         2009
                                                  Amortized   Gross Unrealized   Gross Unrealized   Fair
                                                    Cost            Gains             Losses        Value
                                                                    ($ in thousands)
U.S. Treasury securities and obligations of
U.S. government corporations and agencies            $3,200            $0               $21          $3,179
Mortgage-backed securities                           80,380         1,599               213          81,766
Obligations of states and political                  16,739           481                36          17,184
subdivisions
Corporate debt securities                             1,386             0               188           1,198
Total debt securities                               101,705         2,080               458         103,327
Equity securities                                       150             0                 0             150
Total securities available for sale                $101,855        $2,080              $458        $103,477

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

The following tables represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at December 31:

                                              Less Than 12 Months        12 Months or More             Total
Description of Securities                   Fair        Unrealized       Fair    Unrealized       Fair     Unrealized
                                            Value         Losses         Value     Losses         Value       Losses
                                                           ($ In Thousands)
December 31, 2010
U.S. Treasury securities and obligations
of U.S. government corporations and
agencies                                    $13,784         $234           $0          $0         $13,784       $234
Mortgage-backed securities                   26,715          277           72           7          26,787        284
Corporate securities                              0            0          136          13             136         13
Obligations of states and political           5,719          185            0           0           5,719        185
Subdivisions
Total                                       $46,218         $696         $208         $20         $46,426       $716

December 31, 2009
U.S. Treasury securities and obligations
of U.S. government corporations and
agencies                                     $3,179          $21           $0          $0          $3,179        $21
Mortgage-backed securities                   13,865          114        1,305          99          15,170        213
Corporate securities                            184           27          189         161             373        188
Obligations of states and political           3,072           36            0           0           3,072         36
subdivisions
Total                                       $20,300         $198       $1,494        $260         $21,794       $458

The Company reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment that may result due to the current adverse economic conditions. A determination as to whether a security's decline in market value is other-than-temporary takes into consideration numerous factors. Some factors the Company may consider in the other-than-temporary analysis include, the length of time the security has been in an unrealized loss position, changes in security ratings, financial condition of the issuer, whether there has been defaulted payments, and the value of underlying collateral. Based on the Company's evaluation, a third party vendor reviews specific investment securities identified by management for other-than temporary impairment. To determine other-than-temporary impairment, a discounted cash flow model is utilized to estimate the fair value of the security. The use of a discounted cash flow model involves judgment, particularly of interest rates, estimated default rates and prepayment speeds.

During 2010, the Company determined that other-than-temporary impairment existed in its one non-agency mortgage-backed security and two corporate securities since the unrealized losses on these securities appear to be related in part to expected credit losses that will not be recovered by the Company. Since the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities, the portion of the other-than-temporary impairment related to credit losses was recognized in earnings, and the portion of the other-than-temporary impairment related to all other factors was recognized in other comprehensive income.

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

The following is a summary of the credit loss of other-than-temporary impairment recognized in earnings on investment securities.

                                                                                     Non-Agency Mortgage-   Corporate    Total
                                                                                      Backed Securities     Securities
                                                                                                      ($ in thousands)
Balance of credit-related other-than-temporary impairment at December 31, 2009                $12              $289       $301
Credit losses on securities for which other-than-temporary impairment was not
previously recorded                                                                             0               201        201
Additional credit losses on securities for which other-than-temporary impairment was            0               211        211
previously recognized
Balance of credit-related other-than-temporary impairment at December 31, 2010                $12              $701       $713


Based on the Company's evaluation, management does not believe any remaining unrealized loss at December 31, 2010 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current volatile market conditions, and not credit deterioration. At December 31, 2010, 50 debt and equity securities had unrealized losses with aggregate depreciation of 1.52%. The Company currently has both the intent and ability to hold the securities contained in the previous table for the time necessary to recover the amortized cost.

The amortized cost and fair value of investment securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in estimated fair value.

                                                     2010
                                            Amortized     Fair
                                               Cost       Value
                                                ($ in thousands)
 Due in one year or less                       $1,440     $1,457
 Due after one year through five years         26,384     26,610
 Due after five years through ten years        13,027     13,143
 Due after ten years                            3,094      3,033
 Mortgage-backed securities                    56,292     56,916
 Total debt securities available for sale    $100,237   $101,159

During 2010, proceeds from sales of investments securities available for sale were $37,165 which resulted in gross investment security gains of $1,054. Investment securities gains of $449 during 2009 were attributable to the sales of investment securities available for sale of $12,717. There were no sales of investment securities during 2008.

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

Securities with a carrying value of $65,847 and $61,448 at December 31, 2010 and 2009, respectively, were pledged to secure public deposits, short-term borrowings, and for other purposes as required by law.

The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or stop the FHLB of Chicago from paying dividends or redeeming stock without prior approval, however, a cash dividend was paid on February 14, 2011. This will be the first dividend paid by the FHLB of Chicago since the third quarter of 2007. Based on an evaluation of this investment the Company believes the cost of the investment will be recovered and no impairment has been recorded on these securities during 2010, 2009, or 2008.

NOTE 5- LOANS

Loans at December 31 are summarized as follows:

                                 2010           2009
                                  ($ in thousands)
 Commercial                    $39,093        $35,673
 Commercial real estate        132,079        138,891
 Real estate construction       30,206         35,417
 Agricultural                   39,671         42,280
 Residential mortgage           91,974         99,116
 Installment                     6,147          7,239
 Total loans                  $339,170       $358,616

The Company serves the credit needs of its customers predominantly in central and northern Wisconsin. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2010 no significant concentrations existed in the Company's loan portfolio in excess of 10% of total loans.

The Bank, in the ordinary course of business, grants loans to its executive officers and directors, including affiliated companies in which they are principal owners. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers. In the opinion of management, such loans do not involve more than the normal risk of collectability or present other unfavorable features. These loans to related parties are summarized as follows:

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

                                                            2010         2009
                                                          ($ in thousands)
Balance at beginning of year                               $3,917       $3,432
New loans                                                   2,921        1,427
Repayments                                                 (2,497)        (921)
Changes due to status of executive officers and directors      (8)         (21)
Balance at end of year                                     $4,333       $3,917

NOTE 6- ALLOWANCE FOR LOAN LOSSES

A summary of the changes in the allowance for loan losses for the years indicated is as follows:

                                          Commercial    Real Estate                   Residential
December 31, 2010            Commercial   Real Estate   Construction   Agricultural     Mortgage    Installment   Total
                                                                    ($ in thousands)
Allowance for Loan Losses
Balance at beginning of year   $497        $3,954           $685            $981        $1,753           $87     $7,957
   Charge-offs                 (435)       (1,490)          (537)           (206)       (1,207)         (159)    (4,034)
   Recoveries                   167           275            149              86            83            33        793
   Provision                    307         1,581            981             285         1,431           170      4,755
Balance at end of year         $536        $4,320         $1,278          $1,146        $2,060          $131     $9,471

Ending balance:
individually
evaluated for
impairment                       $0        $1,236           $484              $8          $213            $0     $1,941

Ending balance:
collectively
evaluated for
impairment                     $536        $3,084           $794          $1,138        $1,847          $131     $7,530

                                          Commercial    Real Estate                   Residential
December 31, 2009            Commercial   Real Estate   Construction   Agricultural     Mortgage    Installment   Total
                                                                    ($ in thousands)
Allowance for loan losses
Balance at beginning of year   $295        $1,836           $836          $450           $1,010         $115     $4,542
   Charge-offs                 (608)       (1,990)        (1,556)          (38)            (964)        (127)    (5,283)
   Recoveries                     4           151              0             4               13           20        192
   Provision                    806         3,957          1,405            565           1,694           79      8,506
Balance at end of year         $497        $3,954           $685           $981          $1,753          $87     $7,957

Ending balance:
individually
evaluated for
impairment                       $0        $1,726            $57            $47            $460           $0     $2,290

Ending balance:
collectively
evaluated for
impairment                     $497        $2,228           $628           $934          $1,293          $87     $5,667

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

The commercial credit exposure based on internally assigned credit grade follows:

Credit Quality Indicators as of December 31, 2010 and 2009
                                                     ($ in thousands)
                                          Commercial          Real Estate
                      Commercial          Real Estate         Construction        Agricultural
                   2010      2009       2010       2009      2010      2009      2010      2009
Low to no risk    $1,118      $922         $0         $0      $172      $355        $0       $17
Little risk        2,760     3,065      1,306      1,383     1,673     2,401       868     1,326
Minimal risk       6,217     4,832     16,790     14,519     6,685     7,931     3,341     4,925
Moderate risk     10,437     8,093     32,019     39,512     7,062    10,707     7,607     9,230
Acceptable        13,166    16,065     39,448     42,919     7,171     5,083    18,748    17,888
Minimally
Acceptable         3,928       663     19,146     22,774     1,883     6,649     4,338     4,194
Substandard          559     1,957     14,735      8,991     2,723     1,481     4,176     3,801
Doubtful             908        76      8,635      8,793     2,837       810       593       899
Loss                   0         0          0          0         0         0         0
Total            $39,093   $35,673   $132,079   $138,891   $30,206   $35,417   $39,671   $42,280


The consumer credit exposure based on internally assigned credit grade follows:

                     Residential Mortgage   Installment
                        2010       2009     2010     2009
Low to no risk           $652     $1,022      $15      $70
Little risk             7,208     10,261      555      788
Minimal risk           24,395     30,576    1,850    1,790
Moderate risk          24,574     22,135    2,707    3,477
Acceptable             18,295     19,988      841      931
Minimally acceptable    7,990      7,785      165      152
Substandard             5,022      2,796       11       23
Doubtful                3,838      4,553        3        8
Loss                        0          0        0        0
Total                 $91,974    $99,116   $6,147   $7,239

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

The following table presents loans by past due status at December 31, 2010 and 2009:

                                                                                             Recorded
                           30 - 59     60 - 89    Greater                                   Investment
                          Days Past   Days Past   Than 90   Total Past              Total    > 90 Days
                             Due         Due        Days       Due      Current     Loans   and Accruing
                                                       ($ in thousands)
December 31, 2010
Commercial                   $389         $28         $0        $417     $38,676    $39,093         $0
Commercial  real estate       422       2,580      3,677       6,679     125,400    132,079          0
Real estate construction        0       1,143      2,644       3,787      26,419     30,206          0
Agricultural                  177         357        250         784      38,887     39,671          0
Residential Mortgage        1,710         472      2,255       4,437      87,537     91,974          0
Installment                    35          16         10          61       6,086      6,147         10
Total                      $2,733      $4,596     $8,836     $16,165    $323,005   $339,170        $10

December 31,  2009
Commercial                    $99          $8        $17        $124     $35,549    $35,673         $0
Commercial real estate      2,473         334      2,177       4,984     133,907    138,891          0
Real estate  construction     115           0         18         133      35,284     35,417          0
Agricultural                  228         382        332         942      41,338     42,280          0
Residential Mortgage        1,300         458      1,334       3,092      96,024     99,116          0
Installment                    67          13         18          98       7,141      7,239         18
Total                      $4,282      $1,195     $3,896      $9,373    $349,243   $358,616        $18

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

The following table presents impaired loans at December 31, 2010 and 2009.



                             Recorded    Unpaid Principal    Related    Average Recorded   Interest Income
                            Investment       Balance        Allowance      Investment         Recognized
                                                        ($ in thousands)
December 31, 2010
With no related allowance
recorded:
   Commercial real estate          $243           $243            $0            $413                $0
   Real estate construction         182            182             0              36                 3
   Agricultural                       0              0             0             109                 0
   Residential mortgage             335            335             0             268                 3
With an allowance recorded:
   Commercial real estate        $4,715         $5,951        $1,236          $6,805              $120
   Real estate construction       1,684          2,168           484             984                18
   Agricultural                      63             71             8             310                 0
   Residential mortgage             586            799           213           1,319                21
Total:
   Commercial real estate        $4,958         $6,194        $1,236          $7,218              $120
   Real estate construction       1,866          2,350           484           1,020                21
   Agricultural                      63             71             8             419                 0
   Residential mortgage             921          1,134           213           1,587                24

December 31, 2009
With no related allowance
recorded:
   Commercial                        $0             $0            $0             $73                $0
   Commercial real estate           793            793             0             728                25
   Real estate construction           0              0             0              62                 0
   Agricultural                     108            108             0             422                 5
   Residential mortgage             193            193             0             563                 6
   Installment                        0              0             0             102                 0
With an allowance recorded:
   Commercial                        $0             $0            $0            $117                $0
   Commercial real estate         6,030          7,756         1,726           5,204               152
   Real estate construction         288            345            57           1,519                 8
   Agricultural                     413            460            47              71                13
   Residential mortgage           1,710          2,170           460           1,385                33
   Installment                        0              0             0               0                 0
Total:
   Commercial                        $0             $0            $0            $190                $0
   Commercial real estate         6,823          8,549         1,726           5,932               177
   Real estate construction         288            345            57           1,581                 8
   Agricultural                     521            568            47             493                18
   Residential mortgage           1,903          2,363           460           1,948                39
   Installment                        0              0             0             102                 0

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

Nonaccrual loans at December 31, 2010 and 2009, are summarized as follows:

                            2010        2009
                             $ in thousands)
 Commercial                   $54         $40
 Commercial real estate     5,670       8,858
 Real estate construction   2,644         747
 Agricultural                 440         939
 Residential mortgage       2,730       3,322
 Installment                    2          19
    Total                 $11,540     $13,925


NOTE 7 - PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 was as follows:

                                    2010     2009
                                  ($ in thousands)
 Land and improvements             $2,052   $2,082
 Buildings                          9,246    9,063
 Furniture and equipment            7,489    7,139
 Total cost                        18,787   18,284
 Less:  accumulated depreciation   10,625    9,990
 Premises and equipment, net       $8,162   $8,294

Depreciation and amortization of premises and equipment totaled $814 in 2010, $930 in 2009, and $1,048 in 2008.

The Bank leases certain of its facilities and equipment, certain of which provide for increased rentals based upon increases in cost of living adjustments and other operating costs. The approximate minimum annual rentals and commitments under these leases with remaining terms in excess of one year are as follows:

                  ($ in thousands)
 2011                    $85
 2012                     49
 2013                     46
 2014                     46
 2015                     46
 Thereafter               54
 Total                  $326


Total rental expense under operating leases was $186, $184, and $174 in 2010, 2009, and 2008, respectively.

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

NOTE 8- OTHER REAL ESTATE OWNED

A summary of other real estate at December 31 was as follows:

                                                     2010     2009
                                                    ($ in thousands)
Balance at beginning of year                        $1,808   $2,556
Transfer of loans at net realizable value to OREO    4,965    1,652
Sale proceeds                                       (1,590)  (1,012)
Loans made in sale of OREO                            (981)    (339)
Net gain (loss) from sale of OREO                      187      (91)
Provision charged to operations                       (159)    (958)
Balance at end of year                              $4,230   $1,808

An analysis of the valuation allowance on other real estate at December 31 was follows:

                                       2010      2009
                                      ($ in thousands)
 Balance at beginning of year         $2,994    $2,616
 Provision charged to operations         159       958
 Amounts related to OREO disposed of    (365)     (580)
 Balance at end of year               $2,788    $2,994

NOTE 9- DEPOSITS

The distribution of deposits at December 31 was as follows:


                                         2010       2009
                                        ($ in thousands)
 Noninterest-bearing demand deposits   $60,446    $55,218
 Interest-bearing demand deposits       39,462     33,375
 Money market deposits                  89,546     81,436
 Savings deposits                       24,969     23,386
 IRA retirement accounts                33,519     34,414
 Brokered certificates of deposit       26,986     39,181
 Certificates of deposit               125,682    130,790
 Total deposits                       $400,610   $397,800

Time deposits of $100,000 or more were $61,109 and $94,503 at December 31, 2010 and 2009 respectively.

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

Aggregate annual maturities of all time deposits at December 31, 2010, are as follows:

 Maturities During Year Ending December 31,   ($ in thousands)
 2011                                               $129,031
 2012                                                 36,818
 2013                                                 16,549
 2014                                                  3,521
 2015                                                    264
 Thereafter                                                4
 Total                                              $186,187

Deposits from the Company's directors, executive officers, and affiliated companies in which they are principal owners totaled $3,112 and $2,492 at December 31, 2010 and 2009, respectively.

NOTE 10- SHORT-TERM BORROWINGS

Short-term borrowings consisted of $9,512 and $7,983 of securities sold under repurchase agreements at December 31, 2010 and 2009, respectively.

The Company pledges U.S. agency securities available-for-sale as collateral for repurchase agreements. The fair value of securities pledged for short-term borrowings totaled $14,032 and $15,486 at December 31, 2010 and 2009, respectively.

The following information relates to federal funds purchased and securities sold under repurchase agreements at December 31:

                                          2010       2009       2008
                                               ($ in thousands)
 Weighted average rate at December 31,     0.49%      0.48%      0.70%

 For the year:
   Highest month-end balance            $18,329    $20,074    $13,654
   Daily average balance                $10,411    $12,031    $11,753
   Weighted average rate                   0.69%      1.06%      1.53%

NOTE 11- LONG-TERM BORROWINGS

Long-term borrowings at December 31 were as follows:

                                             2010      2009
                                            ($ in thousands)
Federal Home Loan Bank ("FHLB") advances   $32,561   $32,561
Other borrowed funds                        10,000    10,000
Total long-term borrowings                 $42,561   $42,561

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

FHLB advances at December 31 were as follows:

                                                       2010      2009
                                                      ($ in thousands)
4.74% to 5.37% fixed rate, interest payable monthly
with principal due during 2010                            $0    $5,061

1.84% to 4.22% fixed rate, interest payable monthly
with principal due during 2011                         2,500     9,000

2.17% to 5.12% fixed rate, interest payable monthly
with principal due during 2012                         4,000    14,500

3.90% fixed rate, interest payable monthly
with principal due during 2013                         2,000     2,000

1.79% to 3.03% fixed rate, interest payable monthly
with principal due during 2014                        16,061     2,000

3.16% to 3.48% fixed rate, interest payable monthly
with principal due during 2015                         8,000         0

Total                                                $32,561   $32,561

FHLB advances are secured by FHLB stock, qualifying mortgages of the subsidiary bank (such as residential mortgage, home equity, and commercial real estate) and by municipal bonds and mortgage-backed securities totaling approximately $67,519 and $63,669 at December 31, 2010 and 2009, respectively. At December 31, 2010, the bank had $4,248 in available, but unused, FHLB advances.

In April 2010, FHLB advances of $22,061 were restructured. The present value of the cash flows before and after the restructuring were reviewed and it was determined the restructuring was closely related to the original contract within accounting guidance that allows the prepayment penalty to be incorporated into the new borrowing agreements.

Other borrowed funds include $10,000 of structured repurchase agreements at December 31, 2010 and 2009. The fixed rate structured repurchase agreements mature in 2014 and 2015, callable in 2013, and had weighted-average interest rates of 4.24% and 3.47% at December 31, 2010 and 2009, respectively. Other borrowings are secured by investment securities totaling $13,390 and $12,173 at December 31, 2010 and 2009, respectively.

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

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

The trust preferred securities and the debentures mature on December 15, 2035, and had a fixed rate of 5.98% until December 15, 2010, after which they have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly. The interest rate at December 31, 2010 was 1.73%. The debentures may be called at par in part or in full on or after December 15, 2010, or within 120 days of certain events. The trust preferred securities are mandatorily redeemable upon the maturity or early redemption of the debentures.

The Company has fully and unconditionally guaranteed all of the obligations of the Trust. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities, but only to the extent of funds held by the Trust. The trust preferred securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes.

NOTE 13- INCOME TAXES

The current and deferred amounts of income tax expense (benefit) were as follows:

                                          2010      2009   2008
                                               ($ in thousands)
 Current income tax expense (benefit):
   Federal                                $225     ($338)  $17
   State                                     0         0     0
 Total current                             225      (338)   17
 Deferred income tax expense (benefit):
   Federal                                (134)   (1,223)   (4)
   State                                    44      (355)   (4)
 Total deferred                            (90)   (1,578)   (8)
 Total income tax expense (benefit)       $135   ($1,916)   $9

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference were as follows:

                                                   2010                 2009                 2008
                                                       Percent              Percent              Percent
                                                      of Pretax            of Pretax            of Pretax
                                             Amount    Income     Amount    Income     Amount    Income
                                                                 ($ in thousands)
Tax (benefit) expense at statutory rate       $299      34.0%    ($1,497)   -35.0%       $425     34.0%
Increase (decrease) in taxes resulting from:
  Tax-exempt interest                         (169)    (19.2)       (190)    (4.3)       (246)   (19.7)
  Federal tax refund                             0       0.0           0      0.0        (221)   (17.7)
  State income taxes                            40       4.5        (239)    (5.4)        (26)    (2.1)
  Bank-owned life insurance                    (53)     (6.0)        (36)    (0.8)        (39)    (3.2)
  Goodwill                                       0       0.0           0      0.0         100      8.0
  Other                                         18       2.1          46      1.0          16      1.3
Provision (benefit) for income taxes          $135      15.4%    ($1,916)   -43.5%         $9      0.7%

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31 were as follows:

                                                       2010       2009
                                                       ($ in thousands)
Deferred tax assets:
  Allowance for loan losses                          $2,835     $2,140
  Valuation allowance for other real estate owned     1,098      1,179
  Deferred compensation                                 361        388
  State net operating losses                            362        476
  Federal net operating losses                           62        488
  Purchased deposit intangible                           97        155
  AMT credit carryover                                  204          0
  Other                                                  20         87
Total                                                 5,039      4,913
Less - Valuation allowance for deferred tax assets      175        185
Total deferred tax assets                             4,864      4,728
Deferred tax liabilities:
  Premises and equipment                                253        195
  FHLB stock                                            215        215
  Prepaid expense and other                             105        117
  Unrealized gain on securities available for sale      332        566
Total deferred tax liabilities                          905      1,093
Net deferred tax asset                               $3,959     $3,635

    December 31, 2010, 2009, and 2008 (in thousands, except per share data)

Both the Company and the Bank pay federal and state income taxes on their consolidated net earnings. At December 31, 2010, tax net operating losses at the Company of approximately $182 federal and $3,480 state existed to offset future taxable income. The valuation allowance has been recognized to adjust deferred tax assets to the amount of tax net operating losses that are expected to be realized. If realized, the tax benefit for this item will reduce current tax expense for that period.

NOTE 14- SELF-FUNDED INSURANCE

The Company participated in a self-funded health care plan which provided medical benefits to employees, retirees, and their dependents through December 31, 2008. Expenses under this plan were expensed as incurred and based upon actual claims paid, reinsurance premiums, administration fees, and unpaid claims at year-end. The Company purchased reinsurance to cover catastrophic individual claims over $30. Health care expense for 2009 and 2008 was $738, and $1,025, respectively. During 2009, the Company recovered $140, which represented the remaining balance of the self-funded health insurance fund after all outstanding claims and expenses were paid.

Effective January 1, 2009, the Company moved to a fully insured HMO health insurance plan.

NOTE 15- RETIREMENT PLANS

The Company sponsors a defined contribution plan referred to as the Profit Sharing and 401(k) Plan covering substantially all full-time employees. The plan consists of a fixed contribution and a discretionary matching contribution by the Company. In 2010 and 2009, the Company made the fixed contribution of 1% of eligible employees' annual pay and matched 100% of the first 2% of employees' deferrals and 50% on the next 4% of employees' deferrals to the plan up to a 4% matching contribution. In 2008, the Company made the fixed contribution of 5% of eligible employees' annual pay. However, the Company did not make a discretionary matching contribution in 2008. Total expense associated with the plan was $274, $289, and $274 for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company has a nonqualified deferred directors' fee compensation plan which permits directors to defer all or a portion of their compensation into a stock equivalent account or a cash account. The benefits are payable after a director's resignation from the Board of the Company in a lump-sum or in installments over a period not in excess of five years. Included in other liabilities is the estimated present value of future payments of $697 and $839 at December 31, 2010 and 2009, respectively. The expense associated with the deferred stock account is impacted by the market price of the Company's stock. Expense, including directors' fees, associated with this plan was $171, $25, and $2 in 2010, 2009, and 2008, respectively.

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

NOTE 16- EMPLOYEE STOCK PURCHASE, STOCK OPTION, AND OTHER STOCK PURCHASE PLANS

EMPLOYEE STOCK PURCHASE PLAN
Under the Company's Employee Stock Purchase Plan, the Company is authorized to issue up to 50,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose each year to have up to 5% of their annual gross earnings withheld to purchase the Company's common stock. Stock is purchased quarterly by employees under the plan. The purchase price of the stock is 95% of the lower of its market value on the first payroll date of the quarterly offering period or the market price on the close of business on the day before the last quarterly payroll date. There were 4,020 shares purchased in 2010. Approximately 34% of eligible employees participated in the plan during 2010. As of December 31, 2010, 34,351 shares of common stock remain reserved for future grants to employees under the Employee Stock Purchase Plan approved by the shareholders.

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

The fair value of stock options granted in 2009, and 2008, was estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in 2010. The following assumptions were made in estimating the fair value for options granted at December 31:

                                                    2009      2008
Dividend yield                                      1.89%     2.16%
Risk-free interest rate                             3.00%     3.20%
Expected volatility                                29.87%    16.11%
Weighted average expected life (years)                 7         7
Weighted average per share fair value of options   $2.71     $2.41

Total compensation expense of $22, $24 and $44 was recognized during 2010, 2009 and 2008, respectively. As of December 31, 2010, there was $33 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over the next three years. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

The following table summarizes information regarding the Company's stock options outstanding at December 31, 2010:

                                    Outstanding Options                       Exercisable Options
                           Options    Weighted Average    Remaining       Options      Weighted Average
                         Outstanding   Exercise Price    Life (Years)   Exercisable     Exercise Price
Range of Exercise Prices:
$9.25 to $36.00             57,905         $26.52             6.5          41,155             $29.67

The intrinsic value of all outstanding options and exercisable options as of December 31, 2010, was $0.

A summary of the Company's stock option activity for 2010, 2009, and 2008, is presented below.

                                    Weighted
                      Shares      Average Price
 December 31, 2007    49,788         $33.82
 Options granted      34,250          21.50
 Options forfeited   (16,864)         31.50
 December 31, 2008    67,174         $28.12
 Options granted       6,000           9.25
 Options forfeited   (10,571)         26.81
 December 31, 2009    62,603         $26.54
 Options granted           0           0.00
 Options forfeited    (4,698)         26.71
 December 31, 2010    57,905         $26.52

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

A summary of nonvested shares as of December 31, 2010, and changes during the year is presented below.

                     Weighted   Average
                      Number   Fair Value
 December 31, 2009    31,484      $695
 Options granted           0         0
 Options vested      (11,602)      (80)
 Options forfeited    (3,132)     (319)
 December 31, 2010    16,750      $296

As of December 31, 2010, 202,249 shares of common stock remain reserved for future grants to officers and key employees under the incentive stock option plan approved by the shareholders.

NOTE 17- STOCKHOLDERS' EQUITY

The Company's Articles of Incorporation, as amended, authorized the issuance of 10,000 shares of Series A, Preferred Stock and 500 shares of Series B, Preferred Stock. In February 2009, under the CPP, the Company issued 10,000 shares of Series A Preferred Stock and a warrant to purchase 500 shares of Series B Preferred Stock, which was immediately exercised, to the Treasury. Total proceeds received were $10,000. The proceeds received were allocated between the Series A Preferred Stock and the Series B Preferred Stock based upon their relative fair values, which resulted in recording of a discount on the Series A Preferred Stock and premium on the Series B Preferred Stock. The discount and premium will be amortized over five years. The allocated carrying value of the Series A Preferred Stock and Series B Preferred Stock on the date of issuance (based on their relative fair values) was $9,442 and $558, respectively. Cumulative dividends on the Series A Preferred Stock will accrue and be payable quarterly at a rate of 5% per annum for five years. The rate will increase to 9% per annum thereafter if the shares are not redeemed by the Company. The Series B Preferred Stock dividends will accrue and be payable quarterly at 9%.

For as long as the CPP Preferred Stock owned by the United States Treasury is outstanding, no dividends may be declared or paid on junior preferred shares, preferred shares ranking equal to the Series A or B Preferred Stock, or common shares, nor may the Company repurchase or redeem any such shares, unless all accrued and unpaid dividends for all past dividend periods on the Series A and Series B Preferred Stock are fully paid. The consent of the United States Treasury is required for any increase in the quarterly dividends of the Company's common stock or for any share repurchases of junior preferred or common shares, until the shorter of the third anniversary date of the Series A Preferred Stock issuance or the date the Series A or B Preferred Stock is redeemed in whole. Participation in this program also subjects the Company to certain restrictions with respect to the compensation of certain executives.

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

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

NOTE 18- REGULATORY MATTERS

REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. These requirements take into account risk attributable to balance sheet assets and off-balance sheet activities. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital to average assets (as defined). Further, on November 9, 2010, the Bank entered into an agreement with the FDIC and DFI to, among other things, maintain certain heightened regulatory capital ratios. Management believes, as of December 31, 2010 and 2009, that the Company and the Bank meet all capital adequacy requirements to which it is subject, and exceeded the minimum regulatory capital ratios that financial institutions must meet to be categorized as well capitalized under the regulatory framework for prompt corrective action.

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

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

Management believes that is has satisfied most of the conditions of the Agreement and has taken actions to resolve the other requirements referenced in the Agreement.

                                                                                To Be Well Capitalized
                                                          For Capital Adequacy  Under Prompt Corrective
                                             Actual           Purposes (1)       Action Provisions (2)
                                        Amount    Ratio     Amount    Ratio       Amount     Ratio
                                                               ($ In Thousands)
December 31, 2010
Mid-Wisconsin Financial Services, Inc.
Tier 1 to average assets                $50,575   10.0%     $20,143    4.0%
Tier 1 risk-based capital ratio          50,575   14.2%      14,252    4.0%
Total risk-based capital ratios          55,091   15.5%      28,504    8.0%
Mid-Wisconsin Bank
Tier 1 to average assets                $44,787    9.0%     $20,024    4.0%       $42,552     8.5%
Tier 1 risk-based capital ratio          44,787   12.7%      14,140    4.0%        21,210     6.0%
Total risk-based capital ratios          49,268   13.9%      28,280    8.0%        42,420    12.0%

December 31, 2009
Mid-Wisconsin Financial Services, Inc.
Tier 1 to average assets                $48,493    9.8%     $19,744    4.0%
Tier 1 risk-based capital ratio          48,493   13.2%      14,667    4.0%
Total risk-based capital ratios          53,118   14.5%      29,335    8.0%
Mid-Wisconsin Bank
Tier 1 to average assets                $40,313    8.2%     $19,643    4.0%       $24,554     5.0%
Tier 1 risk-based capital ratio          40,313   11.1%      14,575    4.0%        21,863     6.0%
Total risk-based capital ratios          44,910   12.3%      29,150    8.0%        36,438    10.0%

(1) The Bank has agreed with the FDIC and DFI that until the Consent Order is no longer in effect, to maintain minimum capital ratios at specified levels higher that those otherwise required by applicable regulations as follows:
    Tier 1 capital to total average assets - 8.5% and total capital to risk-weighted assets (total capital) - 12%.
 (2) Prompt corrective action provisions are not applicable at the bank holding company level.

The Company has a Dividend Reinvestment Plan which provides shareholders the opportunity to automatically reinvest their cash dividends in shares of the Company's common stock. Common stock shares issued under the plan will be either newly issued shares or shares purchased for plan participants in the open market. In accordance with the plan, 150,000 shares of common stock are reserved at December 31, 2010.

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

NOTE 19 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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

                                                                        2010      2009     2008
                                                                            ($ in thousands)
Accumulated other comprehensive income (loss) at beginning             $1,056      $598    ($215)
Activity:
Reclassification for gains on sale of investments included in income   (1,054)     (449)       0
Unrealized gain (loss) on securities available for sale                   (58)      872    1,231
Reclassification for impairment losses included in income                 412       301        0
Tax effect                                                                234      (266)    (418)
Other comprehensive income (loss)                                        (466)      458      813
Accumulated other comprehensive income (loss) at end                     $590    $1,056     $598

NOTE 20 - COMMITMENTS AND CONTINGENCIES

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

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

                                                           2010        2009
                                                           ($ in thousands)
Commitments to extend credit:
    Fixed rate                                           $25,073     $25,405
    Adjustable rate                                       33,406      23,462

Standby and irrevocable letters of credit - Fixed rate     3,921       3,792

Credit card commitments                                    3,776       4,250

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

CONTINGENT LIABILITIES

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

On September 30, 2010, a Marathon County Jury found the former owners of Smith Ford in Mosinee, Wisconsin liable for intentionally misrepresenting the financial condition of their dealership and acts of conspiracy in enticing the Bank to extend credit to them. The Jury awarded the Bank a $4 million judgment for losses suffered as a result of this transaction. This judgment is subject to appeal and the ability to collect is unclear at this time. However, as a result of our continuing efforts to recover losses related to this transaction, the Bank recently received an insurance settlement in the amount of $500,000 that will be recorded as income in the first quarter 2011.

Effective February 1, 2011, the Bank's branch located in Lake Tomahawk, Wisconsin was closed.

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

NOTE 21- FAIR VALUE MEASUREMENTS

The FASB issued accounting guidance that applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements. It emphasized that fair value (i.e., the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date), among other things, is based on exit price versus entry price, and is a market-based measurement, not an entity-specific measurement. When considering the assumption that market participants would use in pricing the asset or liability, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The fair value hierarchy prioritizes inputs used to measure fair value into three broad levels.

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

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

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

The table below presents the Company's investment securities available for sale measured at fair value on a recurring basis as of December 31, 2010, and December 31, 2009, were as follows:

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)



                                                                     Recurring Fair Value Measurements Using
                                                                  Quoted Price in Active Significant Other    Significant
                                                 Assets Measured  Markets for Identical     Observable        Unobservable
                                                  at Fair Value    Assets Level 1         Inputs Level 2     Inputs Level 3
                                                                              ($ in thousands)
December 31, 2010
Investment securities available for sale:
U.S. Treasury securities and obligations of U.S.      $22,567          $0                     $22,567                 $0
government corporations and agencies
Mortgage-backed securities                             56,916           0                      56,205                711
Obligations of states and political subdivisions       20,715           0                      20,188                527
Corporate debt securities                                 961           0                           0                961
Total debt securities                                $101,159          $0                     $98,960             $2,199
Equity securities                                         151           0                          51                100
Total investment securities available for sale       $101,310          $0                     $99,011             $2,299
December 31, 2009
Investment securities available for sale:
U.S. Treasury securities and obligations of U.S.       $3,179          $0                      $3,179                 $0
government corporations and agencies
Mortgage-backed securities                             81,766           0                      80,472              1,294
Obligations of states and political subdivisions       17,184           0                      16,657                527
Corporate debt securities                               1,198           0                           0              1,198
Total debt securities                                $103,327          $0                    $100,308             $3,019
Equity securities                                         150           0                          50                100
Total investment securities available for sale       $103,477          $0                    $100,358             $3,119

The table below presents a roll forward of the balance sheet amounts for the years ended December 31, 2010 and 2009, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
                                                 2010          2009
                                                  ($ in thousands)

Balance at beginning of year                    $3,119        $1,952

Total gains or losses (realized/unrealized)
     Included in earnings                         (412)         (301)
     Included in other comprehensive income        273           (58)
Principal payments                                (693)            0
Transfers in and/or out of Level 3                  12         1,526
Balance at end of year                          $2,299        $3,119


The table below presents the Company's loans held for sale, impaired loans, and other real estate measure at fair value on a nonrecurring basis as of December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those measurements fell.

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)



                                          Nonrecurring Fair Value Measurements Using
                                          Quoted Price in
                              Assets     Active Markets for   Significant Other      Significant
                           Measured at    Identical Assets    Observable Inputs   Unobservable Inputs
                           Fair Value        Level 1              Level 2              Level 3
                                                    ($ in thousands)

December 31, 2010
Loans held for sale         $7,444               $0                 $5,452                 $0
Impaired loans              $7,808               $0                 $7,361               $447
Other real estate owned     $4,230               $0                 $4,230                 $0
December 31, 2009
Loans held for sale         $5,452               $0                 $5,452                 $0
Impaired loans              $9,535               $0                 $9,207               $328
Other real estate owned     $1,808               $0                 $1,808                 $0

During the year ended December 31, 2010 loans with a carrying amount of $9,749 were considered impaired and were written down to their estimated fair value of $7,808. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $1,941. During the year ended December 31, 2009 loans with a carrying amount of $11,825 were considered impaired and were written down to their estimated fair value of $9,535. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $2,290.

In 2010, the Bank acquired other real estate owned of $4,965 measured at fair value less selling costs. In addition, an impairment write down of $159 was made against these as well as some of the other real estate properties acquired in prior years and charged to earnings for the year ended December 31, 2010.
In 2009, the Bank acquired other real estate owned of $1,652 measured at fair value less selling costs. In addition, an impairment write down of $958 was made against these as well as some of the other real estate properties acquired in prior years and charged to earnings for the year ended December 31, 2009.

The Company is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

The estimated fair value of the Company's financial instruments on the balance sheet at December 31, were as follows:

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)



                                          2010                   2009
                                   Carrying               Carrying
                                    Amount   Fair Value    Amount    Fair Value
                                                ($ in thousands)
Financial assets:
  Cash and short-term investments   $41,983    $41,983     $18,901     $18,901
  Securities and other investments  103,926    103,926     106,093     106,649
  Net loans                         337,143    333,665     356,111     353,142
  Accrued interest receivable         1,853      1,853       1,940       1,940
Financial liabilities:
  Deposits                          400,610    401,190     397,800     396,069
  Short-term borrowings               9,512      9,512       7,983       7,983
  Long-term borrowings               42,561     45,026      42,561      43,446
  Subordinated debentures            10,310      6,785      10,310      10,310
  Accrued interest payable              992        992       1,287       1,287

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

SECURITIES AND OTHER INVESTMENTS - The fair value of investment securities available for sale is based on quoted prices in active markets, of if quoted prices are not available for a specific security, the fair values are estimated by using pricing models, quoted prices with similar characteristics, or discounted cash flows.

NET LOANS - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, residential mortgage, and other consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company's repayment schedules for each loan classification. In addition, for impaired loans, marketability and appraisal values for collateral were considered in the fair value determination.

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

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

SHORT-TERM BORROWINGS - The carrying amount reported in the consolidated balance sheets for short-term borrowings approximates the liability's fair value.

LONG-TERM BORROWINGS - The fair values are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

SUBORDINATED DEBENTURES - The fair value is estimated by discounting future cash flows using the current interest rates at which similar borrowings would be made.

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

    December 31, 2010, 2009, And 2008 (In thousands, except per share data)

NOTE 22- CONDENSED FINANCIAL INFORMATION- PARENT COMPANY ONLY

                                 Balance Sheets
                           December 31, 2010 and 2009
                                                   2010        2009
                                                   ($ in thousands)
 ASSETS
 Cash and due from banks                          $3,488      $6,244
 Investment in bank subsidiary                    46,670      43,825
 Investment in nonbank subsidiary                    310         310
 Securities available for sale - at fair value       100         100
 Premises and equipment                            3,027       3,022
 Other assets                                         20         340
 Total assets                                    $53,615     $53,841

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Subordinated debentures                         $10,310     $10,310
 Accrued interest payable                              8          27
 Accrued expense and other liabilities               327         320

 Total liabilities                                10,645      10,657
 Stockholders' equity                             42,970      43,184
 Total liabilities and stockholders' equity      $53,615     $53,841

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

NOTE 22- CONDENSED FINANCIAL INFORMATION- PARENT COMPANY ONLY (CONTINUED)

                          Statements of Income (Loss)

                                                                       For the Years Ended December 31,
                                                                          2010      2009      2008
                                                                             ($ in thousands)
INCOME
Interest                                                                   $19        $51       $65
Management and service fees from subsidiaries                              165        180       300
Rental income                                                              196        164       145
Other                                                                       18         21         3
Total income                                                               398        416       513
EXPENSE
Interest on subordinated debentures                                        595        614       614
Salaries and benefits                                                      412        252       329
Other                                                                      291        348       259
Total expense                                                            1,298      1,214     1,202

Income (loss) before income tax expense (benefit) and equity in
undistributed income (loss)                                               (900)      (798)     (689)
Income tax expense (benefit)                                              (354)      (316)     (234)

Loss before equity in undistributed net income of subsidiary              (546)      (482)     (455)
Equity in undistributed net income (loss) of subsidiary                  1,289     (2,006)    1,697
Net income (loss)                                                          743     (2,488)    1,242
Preferred stock dividends, discount and premium                           (641)      (545)        0
Net income (loss) available to common equity                              $102    ($3,033)   $1,242

    December 31, 2010, 2009, and 2008 (In thousands, except per share data)

NOTE 22- CONDENSED FINANCIAL INFORMATION- PARENT COMPANY ONLY (CONTINUED)

                            STATEMENTS OF CASH FLOWS



                                                                                      For The Years Ended December 31,
                                                                                         2010      2009        2008
                                                                                              ($ in thousands)
Increase (decrease) in cash and due from banks:
  Cash flows from operating activities:
    Net income (loss)                                                                     $743    ($2,488)    $1,242
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                         99        108        100
       Stock-based compensation                                                             22         24         44
       (Equity) loss in undistributed net income of subsidiary                          (1,289)     1,806     (1,697)
       Changes in operating assets and liabilities:
         Other assets                                                                      279        307       (198)
         Other liabilities                                                                 (33)         4        (71)
  Net cash provided by (used in) operating activities                                     (179)      (239)      (580)
  Cash flows from financing activities:
    Investment in bank subsidiary                                                       (2,000)    (5,500)         0
    Capital expenditures                                                                   (64)       (40)       (76)
  Net cash used in investing activities                                                 (2,064)    (5,540)       (76)
  Cash flows from financing activities:
    Proceeds from issuance of preferred stock and warrants                                   0     10,000          0
    Proceeds from stock benefit plans                                                       32         35         39
    Cash dividends paid preferred stock                                                   (545)      (401)         0
    Cash dividends paid common stock                                                         0       (181)      (904)
  Net cash provided by (used in) financing activities                                     (513)     9,453       (865)
Net increase (decrease) in cash and due from banks                                      (2,756)     3,674     (1,521)
Cash and due from banks at beginning                                                     6,244      2,570      4,091
Cash and due from banks at end                                                          $3,488     $6,244     $2,570

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: As of the end of the period covered by this report, management, under the supervision, and with the participation, of our President and Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15f and 15d-15f under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) pursuant to Exchange Act Rule 13a-15. The President and Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

      REPORT BY MID-WISCONSIN FINANCIAL SERVICES, INC. MANAGEMENT
              ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining an effective system of internal control over financial reporting, as such term is defined in section 13a-15f of the Securities and Exchange Act of 1934. The Company's system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the Company's system of internal controls over financial reporting as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2010, the Company maintained effective internal control over financial reporting based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting: There were no changes in the internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Company's Proxy Statement, prepared for the 2011 Annual Meeting of Shareholders, which contains information concerning directors and executive officers of the Company under the caption "Election of Directors"; information concerning the Company's code of ethics under the caption "Governance of the Company - Code of Ethics"; and information concerning the audit committee of Company under the caption "Governance of the Company - Committees and Meetings - Audit Committee" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information in the Company's Proxy Statement, prepared for the 2011 Annual Meeting of Shareholders, which contains information concerning director compensation under the caption "Director Compensation," is incorporated herein by reference

The information in the Company's Proxy Statement, prepared for the 2011 Annual Meeting of Shareholders, which contains information concerning executive officer compensation under the caption "Executive Officer Compensation," is incorporated herein by reference

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS MATTERS
Information relating to security ownership of certain beneficial owners is incorporated in this Form 10-K by this reference to the disclosure in the 2011 Proxy Statement under the caption "Beneficial Ownership of Common Stock."

The following table sets forth, as of December 31, 2010, information with respect to compensation plans under which our common stock is authorized for issuance:

                                                                             Number of securities remaining
                         Number of securities to be   Weighted- average     available for future issuance under
                          issued upon exercise of     exercise price of         equity compensation plans
                            outstanding options,      outstanding options,  (excluding securities reflected in
                            warrants and rights       warrants and rights              column (a))
Plan Category                       (a)                      (b)                          (c)
Equity compensation plans
approved by security
holders                       57,905 (1)                  $26.52 (1)                   236,600 (2)

Equity Compensation plans
not approved by security
holders                           -                          -                             -

   (1)Shares issuable upon exercise of options granted pursuant to the 1999 Stock Option Plan.

   (2)Includes 202,249 shares issuable under the 1999 Stock Option Plan and 34,351 shares available under the Employee Stock Purchase Plan. The purchase period for shares under the Employee Stock Purchase Plan is quarterly; accordingly, there were no shares subject to option as of December 31, 2010, under the plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Information relating to certain relationships and related transactions with directors and officers, and the independence of directors, is incorporated in the Form 10-K by this reference to the disclosure in the 2011 Proxy Statement under the sub-caption "Governance of the Company."

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to the fees and services of our principal accountant is incorporated into this Form 10-K by this reference to the disclosure in the 2011 Proxy Statement under the sub-captions "Independent Accountant Fees," and "Audit Committee Pre-Approval Policy."

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)   DOCUMENTS FILED AS PART OF THIS REPORT:

        (1) FINANCIAL STATEMENTS

            Description                                                   Page

        MID-WISCONSIN FINANCIAL SERVICES, INC.
        CONSOLIDATED FINANCIAL STATEMENTS

        Report of Independent Registered Public Accounting Firm             68

        Consolidated Balance Sheets as of December 31, 2010 and 2009        69

        Consolidated Statements of Income for the years ended
        December 31, 2010, 2009, and 2008                                   70

        Consolidated Statements of Changes in Shareholders' Equity
        for the years ended December 31, 2010, 2009, and 2008               71

        Consolidated Statements of Cash Flows for the years ended
        December 31, 2010, 2009, and 2008                                   72

        Notes to Consolidated Financial Statements                          74

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

      4.5 Form of Certificate for Senior Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated February 20, 2009)

      4.6 Form of Certificate for Warrant Preferred Stock (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated February 20, 2009)

      10.1*   Mid-Wisconsin Financial Services, Inc. Directors' Deferred
      Compensation Plan as last amended April 22, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008)

      10.2*   Mid-Wisconsin Financial Services, Inc. 2011 Directors' Deferred
      Compensation Plan, as amended and restated effective December 16, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 20, 2010)

      10.3*   Director Retirement Bonus Policy as amended April 22, 2008
      (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008)

      10.4*   Mid-Wisconsin Financial Services, Inc. Employee Stock Purchase
      Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

      10.5 Mid-Wisconsin Financial Services, Inc. 1999 Stock Option Plan, as last amended December 16, 2010 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-K for the annual period ended December 31, 2010)

      10.6*   Form of Incentive Stock Option Agreement (incorporated by
      reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

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

      10.10* 2007 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007)

      10.11 Letter Agreement dated February 20, 2009, between Mid-Wisconsin Financial Services, Inc. and the United States Treasury, which includes the Securities Purchase Agreement attached thereto, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Warrant Preferred Stock under the TARP Capital Purchase Program (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 20, 2009)

      10.12 Consent Order with the Federal Deposit Insurance Corporation and the Wisconsin Department of Financial Institutions, dated November 9, 2010 (incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010)

      21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

      23.1    Consent of Wipfli LLP

      31.1    Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a)

      31.2    Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a)

      32.1 Certification of CEO and CFO pursuant to 18 USC Section 1350, as adopted pursuant to, Section 906 of Sarbanes-Oxley Act of 2002

      99.1 Certification of CEO pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

      99.2 Certification of CFO pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

      *Denotes executive compensation plans and arrangements

The exhibits listed above are available upon request in writing to William A. Weiland, Secretary, Mid-Wisconsin Financial Services, Inc., 132 West State Street, Medford, Wisconsin 54451.

(B)   EXHIBITS

      See Item 15(a) (3)

(C)   FINANCIAL SCHEDULES

      Not applicable

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2011.

                                     MID-WISCONSIN FINANCIAL SERVICES, INC.


                                                  JAMES F. WARSAW
                                                  James F. Warsaw, President
                                                  and Chief Executive Officer

                                                  WILLIAM A. WEILAND
                                                  William A. Weiland, Secretary
                                                  and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 16, 2011, and in the capacities indicated.

KIM A. GOWEY                                      JAMES F. WARSAW
Kim A. Gowey, Chairman of the Board,              James F. Warsaw, President and
and a Director                                    Chief Executive Officer and a
                                                  Director
                                                  (Principal Executive Officer)

JAMES F. MELVIN                                   RHONDA R. KELLEY
James F. Melvin, Vice Chairman of the             Rhonda R. Kelley
Board, and a Director                             Principal Accounting Officer
                                                  and Controller

JAMES P. HAGER                                    BRIAN B. HALLGREN
James P. Hager, Director                          Brian B. Hallgren, Director

CHRISTOPHER J. GHIDORZI                           KURT D. MERTENS
Christopher J. Ghidorzi, Director                 Kurt D. Mertens, Director

                             EXHIBIT INDEX{dagger}
                                       TO
                                   FORM 10-K
                                       OF
                     MID-WISCONSIN FINANCIAL SERVICES, INC.
                     FOR THE PERIOD ENDED DECEMBER 31, 2010
                  Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. {section}232.102(d))


23.1    Consent of Wipfli LLP

31.1    Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a)

31.2    Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a)

32.1 Certification of CEO and CFO pursuant to 18 USC Section 1350, as adopted pursuant to, Section 906 of Sarbanes-Oxley Act of 2002

99.1 Certification of CEO pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

99.2 Certification of CFO pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

{dagger}EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K WHICH HAVE BEEN PREVIOUSLY FILED AND ARE INCORPORATED BY REFERENCE ARE SET FORTH IN PART IV,
ITEM 15 OF THE FORM 10-K TO WHICH THIS EXHIBIT INDEX RELATES.