Form 10-Q
period 2011-03-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2011-05-13
CIK 785024

 FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

      For the transition period from…………to………………

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

     Large accelerated filer  ☐

                                   Accelerated filer  ☐

     Non-accelerated filer  ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

As of May 3, 2011 there were 1,652,983 shares of $0.10 par value common stock outstanding.

MID-WISCONSIN FINANCIAL SERVICES, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements:

Mid-Wisconsin Financial Services, Inc. and Subsidiary Consolidated Balance Sheets (In thousands, except per share data)
	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
Assets
Cash and due from banks	$ 7,355	$ 9,502
Interest-bearing deposits in other financial institutions	8	8
Federal funds sold and securities purchased under agreements to sell	34,120	32,473
Investment securities available-for-sale, at fair value	105,902	101,310
Loans held for sale	1,234	7,444
Loans	334,836	339,170
Less: Allowance for loan and lease losses	(9,707)	(9,471)
Loans, net	325,129	329,699
Accrued interest receivable	1,966	1,853
Premises and equipment, net	8,275	8,162
Other investments, at cost	2,616	2,616
Other assets	15,440	16,015
Total assets	$ 502,045	$ 509,082
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$ 56,653	$ 60,446
Interest-bearing deposits	337,561	340,164
Total deposits	394,214	400,610
Short-term borrowings	9,753	9,512
Long-term borrowings	42,561	42,561
Subordinated debentures	10,310	10,310
Accrued interest payable	952	992
Accrued expenses and other liabilities	1,318	2,127
Total liabilities	459,108	466,112
Stockholders' equity:
Series A preferred stock - no par value
Authorized - 10,000 shares in 2011 and 2010
Issued and outstanding Series A - 10,000 shares in 2011 and 2010	9,661	9,634
Series B preferred stock - no par value
Authorized - 500 shares in 2011 and 2010
Issued and outstanding Series B - 500 shares in 2011 and 2010	535	538
Common stock - Par value $0.10 per share
Authorized - 6,000,000 shares in 2011 and 2010
Issued and outstanding - 1,652,983 shares in 2011 and
1,652,122 shares in 2010	165	165
Additional paid-in capital	11,929	11,916
Retained earnings	20,107	20,127
Accumulated other comprehensive income	540	590
Total stockholders' equity	42,937	42,970
Total liabilities and stockholders' equity	$ 502,045	$ 509,082
The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

Mid-Wisconsin Financial Services, Inc. and Subsidiary Consolidated Statements of Income (Loss) (In thousands, except per share data) (Unaudited)
	Three months ended March 31, 2011	Three months ended March 31, 2010
Interest Income
Loans, including fees	$ 4,826	$ 5,398
Securities:
Taxable	638	937
Tax-exempt	101	98
Other	80	24
Total interest income	5,645	6,457
Interest Expense
Deposits	1,286	1,719
Short-term borrowings	25	20
Long-term borrowings	405	435
Subordinated debentures	45	154
Total interest expense	1,761	2,328
Net interest income	3,884	4,129
Provision for loan losses	1,050	1,400
Net interest income after provision for loan losses	2,834	2,729
Noninterest Income
Service fees	253	287
Trust service fees	266	276
Investment product commissions	44	50
Mortgage banking	149	150
Other	765	224
Total noninterest income	1,477	987
Noninterest Expense
Salaries and employee benefits	2,131	2,105
Occupancy	484	461
Data processing	173	166
Foreclosure/OREO expense	42	(5)
Legal and professional fees	167	197
FDIC expense	314	235
Loss on sale of investments	55	0
Other	808	623
Total noninterest expense	4,174	3,782
Income (loss) before income taxes	137	(66)
Income tax (benefit) expense	(3)	(79)
Net income	$ 140	$ 13
Preferred stock dividends, discount and premium	(160)	(161)
Net income (loss) available to common equity	($20)	($148)
Earnings (Loss) Per Common Share:
Basic and diluted	($0.01)	($0.09)
Cash dividends declared per common share	$ 0.00	$ 0.00

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

	Mid-Wisconsin Financial Services, Inc. and Subsidiary Consolidated Statement of Changes in Stockholders' Equity March 31, 2011 (In thousands, except per share data) (Unaudited)
	Preferred Stock Shares Amount		Common Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Totals
Balance, December 31, 2010	10,500	$ 10,172	1,652	$ 165	$ 11,916	$ 20,127	$ 590	$ 42,970
Comprehensive Income:
Net income						140		140
Other comprehensive loss							(17)	(17)
Reclassification adjustment for net realized gains on securities available-for-sale included in earnings, net of tax							(33)	(33)
Total comprehensive income								90
Accretion of preferred stock discount		27				(27)		0
Amortization of preferred stock premium		(3)				3		0
Issuance of common stock:
Proceeds from stock purchase plans			1	0	7			7
Cash dividends:
Preferred stock						(68)		(68)
Dividends declared:
Preferred stock						(68)		(68)
Stock-based compensation					6			6
Balance, March 31, 2011	10,500	$ 10,196	1,653	$ 165	$ 11,929	$ 20,107	$ 540	$ 42,937

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

Mid-Wisconsin Financial Services, Inc. and Subsidiary Consolidated Statements of Cash Flows (In thousands, except per share data) (Unaudited)
	Three months ended
	March 31, 2011 March 31, 2010
Increase (decrease) in cash and due from banks:
Cash flows from operating activities:
Net income	$ 140	$ 13
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	284	204
Provision for loan losses	1,050	1,400
Provision for valuation allowance other real estate owned	6	0
Loss on sale of investment securities	55	0
(Gain) loss on sale of foreclosed real estate owned	(51)	8
Stock-based compensation	6	6
Changes in operating assets and liabilities:
Loans held for sale	6,211	4,599
Other assets	76	(140)
Other liabilities	(849)	1,334
Net cash provided by operating activities	6,928	7,424
Cash flows from investing activities:
Net (increase) decrease in federal funds sold	(1,647)	854
Securities available for sale:
Proceeds from sales	641	0
Proceeds from maturities	7,054	7,746
Payment for purchases	(12,465)	(15,358)
Net decrease in loans	3,475	320
Capital expenditures	(296)	(91)
Proceeds from sale of other real estate	447	443
Net cash used in investing activities	(2,791)	(6,086)

ITEM 1.  Financial Statements Continued:

Mid-Wisconsin Financial Services, Inc. and Subsidiary Consolidated Statements of Cash Flows (In thousands, except per share data) (Unaudited)
	Three months ended March 31, 2011 March 31,2010
Cash flows from financing activities:
Net decrease in deposits	(6,396)	(4,607)
Net increase (decrease) in short-term borrowings	241	(190)
Proceeds from stock benefit plans	7	9
Cash dividends paid preferred stock	(136)	(136)
Net cash used in financing activities	(6,284)	(4,924)
Net decrease in cash and due from banks	(2,147)	(3,586)
Cash and due from banks at beginning of period	9,502	9,824
Cash and due from banks at end of period	$ 7,355	$ 6,238
Supplemental disclosures of cash flow information:	2011	2010
Cash paid during the period for:
Interest	$ 1,801	$ 2,404
Income taxes	250	0
Noncash investing and financing activities:
Loans transferred to other real estate owned	$ 45	$ 897
Loans charged-off	965	596
Dividends declared but not yet paid on preferred stock	68	68
Loans made in connection with the sale of other real estate owned	0	151

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Mid-Wisconsin Financial Services, Inc.’s and Mid-Wisconsin Bank’s, its wholly owned banking subsidiary (the “Company”), consolidated financial position, results of its operations, changes in stockholders’ equity and cash flows for the periods presented, and all such adjustments are of a normal recurring nature.  The consolidated financial position include the accounts of all subsidiaries.  All material intercompany transactions and balances are eliminated.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. We have reviewed and evaluated subsequent events through the date this Form 10-Q was filed.

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles have been omitted or abbreviated.  The information contained in the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”) should be referred to in connection with the reading of these unaudited interim financial statements.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods presented.  Actual results could differ significantly from those estimates.  Estimates that are susceptible to significant change include, but are not limited to, the determination of the allowance for loan and lease losses, the valuation of other real estate and repossessed assets, the valuations of investments and income taxes.

Recent Accounting Pronouncements

In July 2010, the FASB issued guidance for improving disclosures about an entity’s allowance for loan losses and the credit quality of its loans.  The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan losses, and (3) the changes and reasons for those changes in the allowance for loan losses.  The increased disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  Increased disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 31, 2010.  The Company adopted the accounting standard as of December 31, 2010, with no material impact on its results of operations, financial position, and liquidity.

In January 2010, the FASB issued an accounting standard providing additional guidance relating to fair value measurement disclosures.  Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers.  Significance should generally be based on earnings and total assets or liabilities, or when changes are recognized in other comprehensive income, based on total equity.

Companies may take different approaches in determining when to recognize such transfers, including using the actual date of the event or change in circumstances causing the transfer, or using the beginning or ending of a reporting period.  For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements.  Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques.  This accounting standard was effective at the beginning of 2010, except for the detailed Level 3 disclosures which were effective at the beginning of 2011.  The Company adopted the accounting standard at the beginning of 2010 with no material impact on its results of operations, financial position, and liquidity.

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

	Three Months Ended March 31,
	2011 2010
	(In thousands, except per share data)
Net income	$ 140	$ 13
Preferred dividends, discount and premium	(160)	(161)
Net income (loss) available to common equity	($20)	($148)
Weighted average common shares outstanding	1,652	1,648
Effect of dilutive stock options	0	0
Diluted weighted average common shares outstanding	1,652	1,648
Basic and diluted earnings (loss) per common share	($0.01)	($0.09)

Note 3 - Fair Value Measurements

The FASB issued accounting guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This guidance emphasized that fair value (i.e., the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date), among other things, is based on exit price versus entry price, and is a market-based measurement, not an entity-specific measurement.  When considering the assumption that market participants would use in pricing the asset or liability, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of hierarchy).  The fair value hierarchy prioritizes inputs used to measure fair value into three broad levels.

Level 1 – Fair value measurement is based on quoted prices for identical assets or liabilities in active markets.

Level 2 – Fair value measurement is based on 1) quoted prices for similar assets or liabilities in active markets; 2) quoted prices for similar assets or liabilities in markets that are not active; or 3) valuation models and methodologies for which all significant assumptions are or can be corroborated by observable market data.

Level 3 – Fair value measurement is based on valuation models and methodologies that incorporate unobservable inputs, which are typically based on an entity’s own assumptions, as there is little related market activity.

Some assets and liabilities, such as securities available-for-sale and impaired loans, are measured at fair values on a nonrecurring basis under accounting principles generally accepted in the United States.  Other assets and liabilities, such as loans held for sale, are measured at fair values on a nonrecurring basis.

In instances where the determination of the fair value measurements is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considerations specific to the asset or liability.

Following is a description of the valuation methodologies used for the Company’s more significant instruments measured on a recurring and nonrecurring basis at fair value, as well as the classification of the asset or liability within the fair value hierarchy.

Investment securities available-for-sale – Securities available-for-sale may be classified as Level 1, Level 2, or Level 3 measurements within the fair value hierarchy.  Level 1 investment securities include equity securities traded on a national exchange.  The fair value measurement of a Level 1 security is based on the quoted price of the security.  The fair value measurement of a Level 2 security is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data.  Examples of these investment securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities, and mortgage related securities.  In certain cases where there is limited activity or less transparency around inputs to the estimated fair value, securities are classified within Level 3 of the fair value hierarchy.  The fair value measurement of a Level 3 security is based on a discounted cash flow model that incorporates assumptions market participants would use to measure the fair value of the security.

Loans held for sale – Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value.  The estimated fair value is based on current secondary market prices for similar loans, which is considered a Level 2 nonrecurring fair value measurement.

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

Other real estate owned (“OREO”) – Real estate acquired through or in lieu of loan foreclosure is not measured at fair value on a recurring basis.  However, OREO is initially measured at fair value, less estimated costs to sell, when it is acquired and is also measured at fair value, less estimated costs to sell, if it becomes subsequently impaired.

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, were as follows:

		Recurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Price in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
		($ in thousands)
March 31, 2011
Investment securities available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 22,551	$ 0	$ 22,551	$ 0
Mortgage-backed securities	61,466	0	61,454	12
Obligations of states and political subdivisions	20,909	0	20,382	527
Corporate debt securities	825	0	0	825
Total debt securities	$ 105,751	$ 0	$ 104,387	$ 1,364
Equity securities	151	0	51	100
Total investment securities available for sale	$ 105,902	$ 0	$ 104,438	$ 1,464
December 31, 2010	0
Investment securities available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 22,567	$ 0	$ 22,567	$ 0
Mortgage-backed securities	56,916	0	56,205	711
Obligations of states and political subdivisions	20,715	0	20,188	527
Corporate debt securities	961	0	0	961
Total debt securities	$ 101,159	$ 0	$ 98,960	$ 2,199
Equity securities	151	0	51	100
Total investment securities available for sale	$ 101,310	$ 0	$ 99,011	$ 2,299

The table below presents a roll forward of the balance sheet amounts for the three months ended March 31, 2011 and for the year ended December 31, 2010, for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
	March 31, 2011	December 31, 2010
	($ in thousands)

Balance at beginning of year	$ 2,299	$ 3,119
Total gains or losses (realized/unrealized)
Included in earnings	(55)	(412)
Included in other comprehensive income	7	273
Principal payments	(150)	(693)
Sales	(637)	0
Transfers in and/or out of Level 3	0	12
Balance at end of period	$ 1,464	$ 2,299

Information regarding the fair values of assets measured at fair value on a nonrecurring basis as of March 31, 2011 and December 31, 2010, were as follows:

Nonrecurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Price in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
($ in thousands)
March 31, 2011
Loans held for sale	$ 1,234	$ 0	$ 1,234	$ 0
Impaired loans	$ 11,052	$ 0	$ 10,987	$ 65
OREO	$ 3,873	$ 0	$ 3,873	$ 0
December 31, 2010
Loans held for sale	$ 7,444	$ 0	$ 7,444	$ 0
Impaired loans	$ 7,808	$ 0	$ 7,361	$ 447
OREO	$ 4,230	$ 0	$ 4,230	$ 0

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

At March 31, 2011 loans with a carrying amount of $13,947 were considered impaired and were written down to their estimated fair value of $11,052.  As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $2,895.  At year end December 31, 2010 loans with a carrying amount of $9,749 were considered impaired and were written down to their estimated fair value of $7,808.  As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $1,941.

The fair value of OREO is based on observable market data such as independent appraisals or comparable sales.  Any write down in the carrying value of a property at the time of acquisition is charged to the allowance for loan and lease losses.  Any subsequent write downs to reflect current fair market value, as well as gains and losses on disposition, are treated as period costs.  During the period ending March 31, 2011, the Bank acquired OREO of $45 measured at fair value less selling costs.  In addition, an impairment write down of $6 was made against these real estate properties and charged to operations for the three months ended March 31, 2011.

In 2010, the Bank acquired OREO of $4,965 measured at fair value less selling costs.  In addition, an impairment write down of $159 was made against these as well as some of the other real estate properties acquired in prior years and charged to earnings for the year ended December 31, 2010.

The Company is required to disclose estimated fair values for its financial instruments.  Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments.

The estimated fair values of the Company’s financial instruments on the balance sheet at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in thousands)
Financial assets:
Cash and short-term investments	$ 41,483	$ 41,483	$ 41,983	$ 41,983
Securities and other investments	108,518	108,518	103,926	103,926
Net loans	326,363	323,470	337,143	333,665
Accrued interest receivable	1,966	1,966	1,853	1,853
Financial liabilities:
Deposits	$ 394,214	$ 393,477	$ 400,610	$ 401,190
Short-term borrowings	9,753	9,753	9,512	9,512
Long-term borrowings	42,561	44,326	42,561	45,026
Subordinated debentures	10,310	6,785	10,310	6,785
Accrued interest payable	952	952	992	992

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

Securities and other investments – The fair value of investment securities available-for-sale is based on quoted prices in active markets, or if quoted prices are not available for a specific security, the fair values are estimated by using pricing models, quoted price with similar characteristics, or discounted cash flows.

Net loans – Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, residential mortgage, and other consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company’s repayment schedules for each loan classification. In addition, for impaired loans, marketability and appraisal values for collateral were considered in the fair value determination.

Deposits – The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW accounts, and money market accounts, is equal to the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows.  The discount rate reflects the credit quality and operating expense factors of the Company.

Short-term borrowings – The carrying amount reported in the consolidated balance sheets for short-term borrowings approximates the liability’s fair value.

Long-term borrowings – The fair values are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Subordinated debentures – The fair value is estimated by discounting future cash flows using the current interest rates at which similar borrowings would be made.

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

Note 4- Securities

The amortized cost and fair values of investment securities available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
March 31, 2011
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 22,715	$ 58	$ 222	$ 22,551
Mortgage-backed securities	60,895	812	241	61,466
Obligations of states and political subdivisions	20,416	634	141	20,909
Corporate debt securities	825	0	0	825
Total debt securities	104,851	1,504	604	105,751
Equity securities	151	0	0	151
Total securities available-for-sale	$ 105,002	$ 1,504	$ 604	$ 105,902

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
December 31, 2010
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 22,732	$ 69	$ 234	$ 22,567
Mortgage-backed securities	56,292	908	284	56,916
Obligations of states and political subdivisions	20,239	661	185	20,715
Corporate debt securities	974	0	13	961
Total debt securities	100,237	1,638	716	101,159
Equity securities	151	0	0	151
Total securities available-for-sale	$ 100,388	$ 1,638	$ 716	$ 101,310

The amortized cost and fair values of investment debt securities available-for-sale at March 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair values of securities are estimated based on financial models or prices paid for similar securities.  It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

	Amortized Cost	Fair Value
	($ in thousands)
Due in one year or less	$ 1,671	$ 1,712
Due after one year but within five years	25,830	26,066
Due after five years but within ten years	13,197	13,280
Due after ten years or more	3,258	3,227
Mortgage-backed securities	60,895	61,466
Total debt securities available-for-sale	$ 104,851	$ 105,751

The following table represents gross unrealized losses and the related fair value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in thousands)
March 31, 2011
US Treasury obligations and direct obligations of U.S. government agencies	$ 15,784	$ 222	$ 0	$ 0	$ 15,784	$ 222
Mortgage-backed securities	23,846	235	13	6	23,859	241
Corporate securities	0	0	0	0	0	0
Obligations of states and political subdivisions	5,404	141	0	0	5,404	141
Total	$ 45,034	$ 598	$ 13	$ 6	$ 45,047	$ 604
December 31, 2010
US Treasury obligations and direct obligations of U.S. government agencies	$ 13,784	$ 234	$ 0	$ 0	$ 13,784	$ 234
Mortgage-backed securities	26,715	277	72	7	26,787	284
Corporate securities	0	0	136	13	136	13
Obligations of states and political subdivisions	5,719	185	0	0	5,719	185
Total	$ 46,218	$ 696	$ 208	$ 20	$ 46,426	$ 716

The Company reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment (“OTTI”) that may result due to the current adverse economic conditions.  A determination as to whether a security’s decline in market value is OTTI takes into consideration numerous factors.  Some factors the Company may consider in the OTTI analysis include, the length of time the security has been in an unrealized loss position, changes in security ratings, the financial condition of the issuer, whether there has been defaulted payments, and the value of underlying collateral.  Based on the Company’s evaluation, a third party vendor reviews specific investment securities identified by management for OTTI.  To determine OTTI, a discounted cash flow model is utilized to estimate the fair value of the security.  The use of a discounted cash flow model involves judgment, particularly of interest rates, estimated default rates and prepayment speeds.

During 2010, the Company determined that OTTI existed in one non-agency mortgage-backed security and two corporate securities since the unrealized losses on these securities appear to be related in part to expected credit losses that will not be recovered by the Company.  Subsequent to December 31, 2010, the Company sold the three OTTI securities, which resulted in net investment losses of $55.  As of March 31, 2011 the Company has determined that there are no remaining OTTI securities in the investment portfolio.

The following is a summary of the credit loss of OTTI recognized in earnings on investment securities during 2010.

	Non-Agency Mortgage-Backed Securities	Corporate Securities	Total
	($ in thousands)
Balance of credit-related other-than-temporary impairment at December 31, 2009	$ 12	$ 289	$ 301
Credit losses on securities for which other-than-temporary impairment was not previously recorded	0	201	201
Additional credit losses on securities for which other-than-temporary impairment was previously recognized	0	211	211
Balance of credit-related other-than-temporary impairment at December 31, 2010	$ 12	$ 701	$ 713

There were no credit losses of OTTI recognized in earnings during the first quarter 2011.

Based on the Company’s evaluation, management believes that any remaining unrealized loss at March 31, 2011 are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration.

Note 5 – Loans

A summary of the changes in the allowance for loan and lease losses by portfolio segment for the periods indicated is as follows:

	Beginning Balance at 1/1/2010	Charge-offs	Recoveries	Provision	Ending Balance at 3/31/2011	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment
	($ in thousands)
March 31, 2011
Commercial business	$ 536	($3)	$ 9	($28)	$ 514	$ 35	$ 479
Commercial real estate	4,320	(422)	60	628	4,586	1,605	2,981
Real estate construction	1,278	(220)	9	231	1,298	833	465
Agricultural	1,146	(153)	54	136	1,183	42	1,141
Residential Mortgage	2,060	(151)	0	102	2,011	380	1,631
Installment	131	(17)	20	(19)	115	0	115
Total	$ 9,471	($966)	$ 152	$ 1,050	$ 9,707	$ 2,895	$ 6,812

	Beginning Balance at 1/1/2010	Charge-offs	Recoveries	Provision	Ending Balance at 12/31/2010	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment
	($ in thousands)
December 31, 2010
Commercial business	$ 497	($435)	$ 167	$ 307	$ 536	$ 0	$ 536
Commercial real estate	3,954	(1,490)	275	1,581	4,320	1,236	3,084
Real estate construction	685	(537)	149	981	1,278	484	794
Agricultural	981	(206)	86	285	1,146	8	1,138
Residential Mortgage	1,753	(1,207)	83	1,431	2,060	213	1,847
Installment	87	(159)	33	170	131	0	131
Total	$ 7,957	($4,034)	$ 793	$ 4,755	$ 9,471	$ 1,941	$ 7,530

The commercial credit exposure based on internally assigned credit grade follows:

($ in thousands)
March 31, 2011	Highest Quality	High Quality	Quality	Moderate risk	Acceptable	Special Mention	Substandard	Doubtful	Loss	Total
Commercial business	$ 955	$ 2,620	$ 5,730	$ 11,999	$ 13,289	$ 5,220	$ 1,331	$ 119	$ 0	$ 41,263
Commercial real estate	0	1,418	17,243	28,615	40,409	16,488	16,916	9,644	0	130,733
Real estate construction	171	1,397	5,592	7,273	7,258	1,565	1,737	4,188	0	29,181
Agricultural	0	571	3,018	6,938	18,827	3,507	4,639	1,110	0	38,610
Residential Mortgage	610	7,169	20,861	23,181	20,240	8,570	4,804	3,964	0	89,399
Installment	9	512	1,707	2,484	774	154	4	6	0	5,650
Total	$ 1,745	$ 13,687	$ 54,151	$ 80,490	$ 100,797	$ 35,504	$ 29,431	$ 19,031	$ 0	$ 334,836

($ in thousands)
December 31, 2010	Highest Quality	High Quality	Quality	Moderate risk	Acceptable	Special Mention	Substandard	Doubtful	Loss	Total
Commercial business	$ 1,118	$ 2,760	$ 6,217	$ 10,437	$ 13,166	$ 3,928	$ 559	$ 908	$ 0	$ 39,093
Commercial real estate	0	1,306	16,790	32,019	39,448	19,146	14,735	8,635	0	132,079
Real estate construction	172	1,673	6,685	7,062	7,171	1,883	2,723	2,837	0	30,206
Agricultural	0	868	3,341	7,607	18,748	4,338	4,176	593	0	39,671
Residential Mortgage	652	7,208	24,395	24,574	18,295	7,990	5,022	3,838	0	91,974
Installment	15	555	1,850	2,707	841	165	11	3	0	6,147
Total	$ 1,957	$ 14,370	$ 59,278	$ 84,406	$ 97,669	$ 37,450	$ 27,226	$ 16,814	$ 0	$ 339,170

The following table represents loans by past due status for the periods indicated is as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days and Over	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
March 31, 2011			($ in thousands)
Commercial business	$ 152	$ 23	$ 20	$ 195	$ 41,068	$ 41,263	$ 0
Commercial real estate	2,012	508	4,563	$ 7,083	123,650	130,733	0
Real estate construction	162	0	3,746	$ 3,908	25,273	29,181	0
Agricultural	325	44	904	$ 1,273	37,337	38,610	8
Residential Mortgage	1,049	913	2,458	$ 4,420	84,979	89,399	0
Installment	51	2	17	$ 70	5,580	5,650	17
Total	$ 3,751	$ 1,490	$ 11,708	$ 16,949	$ 317,887	$ 334,836	$ 25

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days and Over	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2010			($ in thousands)
Commercial business	$ 389	$ 28	$ 0	$ 417	$ 38,676	$ 39,093	$ 0
Commercial real estate	422	2,580	3,677	6,679	125,400	132,079	0
Real estate construction	0	1,143	2,644	3,787	26,419	30,206	0
Agricultural	177	357	250	784	38,887	39,671	0
Residential Mortgage	1,710	472	2,255	4,437	87,537	91,974	0
Installment	35	16	10	61	6,086	6,147	10
Total	$ 2,733	$ 4,596	$ 8,836	$ 16,165	$ 323,005	$ 339,170	$ 10

The following table presents impaired loans for the periods indicated as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in thousands)
March 31, 2011
With no related allowance:
Commercial business	$ 0	$ 0	$ 0	$ 0	$ 0
Commercial real estate	862	862	0	552	0
Real estate construction	300	300	0	241	0
Agricultural	0	0	0	0	0
Residential mortgage	322	322	0	329	0
With a related allowance:
Commercial business	$ 65	$ 100	$ 35	$ 50	$ 1
Commercial real estate	6,038	7,643	1,605	6,797	45
Real estate construction	1,923	2,756	833	2,462	8
Agricultural	218	260	42	166	0
Residential mortgage	1,324	1,704	380	1,251	0
Total:
Commercial business	$ 65	$ 100	$ 35	$ 50	$ 1
Commercial real estate	6,900	8,505	1,605	7,349	45
Real estate construction	2,223	3,056	833	2,703	8
Agricultural	218	260	42	166	0
Residential mortgage	1,646	2,026	380	1,580	0
Total	$ 11,052	$ 13,947	$ 2,895	$ 11,848	$ 54
December 31, 2010
With no related allowance:
Commercial real estate	$ 243	$ 243	$ 0	$ 413	$ 0
Real estate construction	182	182	0	36	3
Agricultural	0	0	0	109	0
Residential mortgage	335	335	0	268	3
With a related allowance:
Commercial real estate	$ 4,715	$ 5,951	$ 1,236	$ 6,805	$ 120
Real estate construction	1,684	2,168	484	984	18
Agricultural	63	71	8	310	0
Residential mortgage	586	799	213	1,319	21
Total:
Commercial real estate	$ 4,958	$ 6,194	$ 1,236	$ 7,218	$ 120
Real estate construction	1,866	2,350	484	1,020	21
Agricultural	63	71	8	419	0
Residential mortgage	921	1,134	213	1,587	24
Total	$ 7,808	$ 9,749	$ 1,941	$ 10,244	$ 165

Note 6 – Other Real Estate Owned (“OREO”)

A summary of OREO, which is included in other assets, is as follows:

	March 31, 2011	December 31, 2010
	($ in thousands)
Balance at beginning of year	$ 4,230	$ 1,808
Transfer of loans at net realizable value to OREO	45	4,965
Sale proceeds	(447)	(1,590)
Loans made in sale of OREO	0	(981)
Net gain (loss) from sale of OREO	51	187
Provision charged to operations	(6)	(159)
Balance at end of period	$ 3,873	$ 4,230

Changes in the valuation reserve for losses on OREO were as follows:

	March 31, 2011	December 31, 2010
	($ in thousands)
Balance at beginning of year	$ 2,788	$ 2,994
Provision charged to operations	6	159
Amounts related to OREO disposed of	0	(365)
Balance at end of period	$ 2,794	$ 2,788

OREO was $3,873 at March 31, 2011, compared to $4,230 at December 31, 2010.  Excluding the properties of the guarantor of a loan to a former car dealership (“Impaired Borrower”), the other properties held as OREO in 2011 consist of $2,655 of commercial real estate (the largest being $1,744 related to a hotel/water park project), $42 real estate construction loans, $195 agricultural loans and $246 residential real estate.  OREO as of year-end 2010 consisted of $2,716 of commercial real estate, $82 real estate construction, $150 agricultural loans and $547 residential real estate.  Management generally seeks to ensure properties held are monitored to minimize the Company’s risk of loss. Evaluations of the fair market value of the OREO properties are done quarterly and valuation adjustments, if necessary, are recorded in our consolidated financial statements.

In the three months ended March 31, 2011, OREO continued to turn over rapidly, as we have had success in aggressively marking down the assets to a value that enables us to sell the property quickly.  During 2010 we sold 35 OREO properties resulting in a net gain from the sale of OREO of $187.  In the first quarter 2011, we sold five OREO properties resulting in a net gain from the sale of OREO of $51.

Note 7- Long-term Borrowings

Long-term borrowings were as follows.

	March 31, 2011	December 31, 2010
($ in Thousands)
Federal Home Loan Bank advances	$ 32,561	$ 32,561
Other borrowed funds	10,000	10,000
Total long-term borrowings	$ 42,561	$ 42,561

Federal Home Loan Bank Advances – Long-term advances from the Federal Home Loan Bank (“FHLB”) have maturities through 2015 and had a weighted-average interest rate of 4.24% at both March 31, 2011 and December 31, 2010.

In April 2010, FHLB advances of $22,061 were restructured.  The present value of the cash flows before and after the restructuring were reviewed and it was determined the restructuring was closely related to the original contract within accounting guidance that allows the prepayment penalty to be incorporated into the new borrowing agreements.

Structured repurchase agreements – Fixed rate structured repurchase agreements, which mature in 2014 and 2015, callable in 2013, and had weighted-average interest rates of 4.24% at March 31, 2011 and December 31, 2010.

Note 8 – Subsequent Event

In 2005, Mid-Wisconsin Statutory Trust I (the “Trust”), a Delaware Business Trust subsidiary of the Company, issued $10,000 in trust preferred securities.  The Trust used the proceeds from the offering along with Mid-Wisconsin’s common ownership investment to purchase $10,310 of the Company’s subordinated debentures (the “Debentures”).  The Debentures have a floating interest rate equal to the three-month LIBOR plus 1.43%, adjusted quarterly.  The interest rate at December 31, 2010 was 1.73%.  The Debentures mature on December 15, 2035.

Additionally, pursuant to the U.S. Treasury’s Capital Purchase Program, on February 20, 2009, the Company entered into a Letter Agreement with Treasury, pursuant to which the Company issued (i) 10,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), and (ii) a warrant to purchase 500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock” and, together with the Series A Preferred Stock, the “TARP Preferred Stock”), which were immediately exercised, for an aggregate purchase price of $10,000. Cumulative dividends on the Series A Preferred Stock accrue and are payable quarterly at a rate of 5% per annum for five years.  The rate will increase to 9% per annum thereafter if the shares are not redeemed by the Company.  The Series B Preferred Stock dividends accrue and are payable quarterly at a rate of 9%.

In consultation with the Federal Reserve Bank of Minneapolis, on May 12, 2011, the Company exercised its rights to suspend dividends on the outstanding TARP Preferred Stock and intends to defer interest on the Debentures related to the Trust and its trust preferred securities, effective for the next interest or dividend payment due on each.  Under the terms of the Debentures, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the TARP Preferred Stock.  Dividend payments on the TARP Preferred Stock may be deferred without default, but the dividend is cumulative and therefore will continue to accrue and, if the Company fails to pay dividends for an aggregate of six quarters, whether or not consecutive, the holder will have the right to appoint representatives to the Company’s board of directors.  The terms of the TARP Preferred Stock also prevent the Company from paying cash dividends on or repurchasing its common stock while dividends are in arrears.  Therefore, the Company will not be able to pay dividends on its common stock until it has fully paid all accrued and unpaid dividends on the Debentures and the TARP Preferred Stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL                 CONDITION AND RESULTS OF OPERATION

We operate as a one-bank holding company and own all of the outstanding capital stock of Mid-Wisconsin Bank (the “Bank”), chartered as a state bank in Wisconsin.  The Bank is engaged in general commercial and retail banking services, including wealth management services.

The following management’s discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition as of March 31, 2011 and December 31, 2010 and results of operations for the three-month period ended March 31, 2011 and 2010.  It is intended to supplement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

Special Note Regarding Forward-Looking Statements

Statements made in this document and in documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Stockholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Company and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond the Company’s control, include the following:

•

operating, legal and regulatory risks including the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations promulgated thereunder;

•

economic, political and competitive forces affecting our banking and wealth management businesses;

•

changes in monetary policy and general economic conditions  may impact our net interest income;

•

the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;

•

other factors discussed under Item 1A, “Risk Factors” in our 2010 Form 10-K and elsewhere herein, and from time to time in our other filings with the Securities and Exchange Commission after the date of this report.

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

Investment Securities:  The fair value of our investment securities is important to the presentation of the consolidated financial statements since the investment securities are carried on the consolidated balance sheet at fair value.   We utilize a third party vendor to assist in the determination of the fair value of our investment portfolio. Adjustments to the fair value of the investment portfolio impact our consolidated financial condition by increasing or decreasing assets and stockholders’ equity, and possibly earnings.  Declines in the fair value of investment securities below their cost that are deemed to be OTTI are reflected in earnings as realized losses and assigned a new cost basis. In estimating OTTI, we consider many factors which include: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  To determine OTTI, we utilize a discounted cash flow model to estimate the fair value of the security.  The use of a discounted cash flow model involves judgment, particularly of interest rates, estimated default rates and prepayment speeds.

Allowance for Loan and Lease Losses (“ALLL”):   Management’s evaluation process used to determine the adequacy of the allowance for loan and lease losses is subject to the use of estimates, assumptions, and judgments. The evaluation process combines several factors: management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance for loan and lease losses, could change significantly.  As an integral part of their examination process, various regulatory agencies also review the allowance for loan and lease losses. Such agencies may require that certain loan balances be classified differently or charged-off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Company believes the allowance for loan and lease losses as recorded in the consolidated financial statements is adequate.

OREO:   Real estate acquired through, or in lieu of, loan foreclosure is held for sale and initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  The fair value is based on appraised or estimated values obtained, less estimated costs to sell, and adjusted based on the highest and best use of the properties, or other changes.  There are uncertainties as to the price we may ultimately receive on the sale of the properties, potential property valuation allowances due to declines in the fair values, and the carrying costs of properties for expenses such as utilities, real estate taxes, and other ongoing expenses that may affect future earnings.

Income taxes:  The assessment of income tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Company believes the tax assets and liabilities are ~~adequate and~~ properly recorded in the consolidated financial statements.

All remaining information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is shown in thousands of dollars, except per share data.

RESULTS OF OPERATIONS

Performance Summary

The Company reported net loss to common shareholders of $20, or $0.01 per common share, for the three months ended March 31, 2011, compared to a net loss to common shareholders of $148, or $0.09 per common share, for the three ended March 31, 2010.  Financial results continue to be impacted by the provision for loan and lease losses, expenses associated with credit collections, declining net interest margin and FDIC insurance costs.  Despite the continuing provisioning, we continue to believe that the Company’s core earnings (net income excluding loan loss provisions, OREO expenses and FDIC insurance costs) and basic fundamentals remain healthy. Key factors behind these results are discussed below:

•

Net interest income of $3,884 for the three months ended March 31, 2011, decreased by 5.9% from the same quarter in 2010.  On a fully tax-equivalent basis, the net interest margin at March 31, 2011 decreased to 3.36% from 3.55% for the same period in 2010.  The drop in net interest margin was primarily due to an elevated level of liquidity that was generated from core deposit growth, weak loan demand and the sale of investment securities during the latter half of 2010.  Average loans outstanding decreased by $20,994  and  average balance of federal funds sold and securities purchased under agreements to resell increased $17,973 at March 31, 2011, compared to a year earlier.  The average yield on earning assets was 4.86% at March 31, 2011 compared to 5.52% at March 31, 2010.

•

Loans of $334,836 at March 31, 2011, decreased $4,334 from December 31, 2010. Loan growth was negatively impacted by the current credit environment, economic conditions, loan payoffs, and charge-offs.  Although competition among local and regional banks for creditworthy borrowers and core deposit customers remains high, we remain committed to supporting our markets through lending to creditworthy borrowers as opportunities arise.

•

Total deposits were $394,214 at March 31, 2011, down $6,396 from year-ended December 31, 2010 primarily due to normal customer inflows and outflows and the runoff of brokered certificate of deposits that matured.

•

Net charge-offs were $814 in the first quarter of 2011, and $487 for the first quarter of 2010. The provision for loan and lease losses was $1,050 for the first quarter of 2011, compared with $1,400 for the first quarter of 2010.  The first quarter 2011 provision has been reduced from the first quarter 2010, but still remained heightened due to economic factors that include: the high unemployment rate in our market areas, increased delinquencies in existing commercial real estate and construction credits resulting from weakness in the local economies, depressed collateral values, and internal assessments of currently performing loans with increased risk for future delinquencies.  The Bank’s coverage ratio of the allowance for loan and lease losses to total loans at March 31, 2011 improved to 2.90% compared to 2.79% at December 31, 2010 and 2.48% at March 31, 2010.

•

Noninterest income for the three months ended March 31, 2011 increased $490 or 49.6% from the first quarter of 2010 due to a legal settlement, the details of which are subject to a confidentiality agreement.  Noninterest expense for the three months ended March 31, 2011 was $4,174, an increase of $392 compared to the first quarter of 2011 due primarily to increased marketing costs associated with a new deposit campaign, FDIC costs, foreclosure/OREO expenses, loan servicing costs, and loss on sale of investment securities.

•

As of March 31, 2011, the Company’s tier 1 risk-based capital ratio and total risk-based capital ratios were 10.1 % and 15.7%, respectively.  Both ratios are in excess of regulatory minimum requirements.

The following table presents a summary of our quarterly financial results.

Table 1: Summary Results of Operations

($ in thousands, except per share data)

		Three Months Ended,
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Results of operations:
Interest income	$ 5,645	$ 6,018	$ 6,196	$ 6,391	$ 6,457
Interest expense	1,761	2,004	2,175	2,255	2,328
Net interest income	3,884	4,014	4,021	4,136	4,129
Provision for loan losses	1,050	1,500	900	955	1,400
Net interest income after provision for loan losses	2,834	2,514	3,121	3,181	2,729
Noninterest income	1,477	1,876	1,467	1,220	987
Other-than-temporary impairment losses, net	0	0	412	0	0
Noninterest expenses	4,174	4,085	3,993	3,945	3,782
Income (loss) before income taxes	137	305	183	456	(66)
Income tax expense (benefit)	(3)	65	21	128	(79)
Net income (loss)	140	240	162	328	13
Preferred stock dividends, discount, and premium	(160)	(160)	(160)	(160)	(161)
Net income (loss) available to common equity	($20)	$ 80	$ 2	$ 168	($148)
Earnings (loss) per common share:
Basic and diluted	($0.01)	$ 0.05	$ 0.00	$ 0.10	($0.09)
Cash dividends per common share	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Weighted average common shares outstanding:
Basic and diluted	1,652	1,651	1,650	1,649	1,648
SELECTED FINANCIAL DATA
Period-End Balances:
Loans	$ 334,836	$ 339,170	$ 344,197	$ 351,346	$ 357,064
Total assets	502,045	509,082	503,724	501,496	502,191
Deposits	394,214	400,610	393,230	390,583	393,193
Stockholders' equity	42,937	42,970	44,245	44,301	43,378
Book value per common share	$ 19.81	$ 19.85	$ 20.65	$ 20.71	$ 20.18
Average Balance Sheet
Loans	$ 339,737	$ 350,559	$ 352,928	$ 358,221	$ 360,731
Total assets	501,359	507,098	506,711	503,767	504,730
Deposits	391,976	395,411	393,291	395,057	395,747
Short-term borrowings	10,209	11,088	12,972	8,454	9,079
Long-term borrowings	42,561	42,561	42,561	42,561	42,561
Stockholders' equity	43,019	44,037	44,340	43,848	43,618
Financial Ratios:
Return on average equity	-0.19%	0.72%	0.02%	1.54%	-1.38%
Return on average common equity	-0.25%	0.94%	0.02%	2.00%	-1.79%
Average equity to average assets	8.58%	8.68%	8.75%	8.70%	8.64%
Common equity to average assets	6.53%	6.47%	6.73%	6.70%	6.59%
Net interest margin (1)	3.36%	3.38%	3.38%	3.52%	3.55%
Total risk-based capital		15.46%	15.10%	14.93%	14.88%
Net charge-offs to average loans	0.24%	0.23%	0.14%	0.41%	0.14%
Nonperforming loans to total loans		4.07%	3.93%	4.11%	3.59%
Efficiency ratio (1)		68.63%	79.37%	72.86%	73.05%
Net interest income to average assets (1)	0.77%	0.79%	0.79%	0.82%	0.82%
Noninterest income to average assets	0.29%	0.37%	0.29%	0.24%	0.20%
Noninterest expenses to average assets	0.83%	0.81%	0.79%	0.78%	0.75%
Stock Price Information (2)
High	$ 8.05	$ 7.85	$ 9.50	$ 11.00	$ 9.10
Low	7.80	7.80	7.85	9.00	6.00
Market price at quarter end	8.00	7.80	7.85	9.50	9.00
(1) Fully taxable-equivalent basis, assuming a Federal tax rate of 34% and adjusted for the disallowance of interest expense.
(2) Bid price

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

Taxable-equivalent net interest income for the three months ended March 31, 2011, was $3,949, down from $4,191 in the related 2010 period. The $242 decrease in taxable equivalent net interest income was a function of a $20,994 decrease in the average balance of loans and a 66 basis points (“bps”) decrease in yields on interest-earning assets.

The tax-equivalent net interest margin for the first three months of 2011 was 3.07%, down from 3.20% in the related 2010 period.  For 2011, the yield on earning assets of 4.86% was 66 bps lower than the comparable period last year.  Loan yields decreased 30 bps, to 5.78%, impacted by levels of nonaccrual loans, lower loan yields given the repricing of adjustable rate loans, soft loan demand, and competitive pricing pressures to retain and/or obtain creditworthy borrowers.  The yield on investment securities and other short-term investments decreased 123 bps to 2.57%, impacted by the Company’s excess liquidity position resulting from soft loan demand during 2011 and the sale of investment securities during the latter half of 2010.

The cost of interest-bearing liabilities of 1.79% for the first three months of 2011 was 53 bps lower than the related 2010 period.  The average cost of interest-bearing deposits was 1.55%, down 47 basis points, while the cost of wholesale funding (comprised of short-term borrowings and long-term borrowings) decreased 27 bps to 3.30% for the three months ended March 31, 2011.  The $10,310 of subordinated debentures had a fixed rate of 5.98% through December 15, 2010, after which they have a floating rate equal to the three-month LIBOR plus 1.43%, adjusted quarterly.  The interest rate at March 31, 2011 was 1.73%.

Average earning assets of $476,478 for the first three months of 2011 were $2,363 lower than the comparable period last year.   Average federal funds sold and securities purchased under agreements to resell grew $17,973 to $31,463, reflecting the Company’s increased liquidity position.  Average loans decreased $20,994 to $339,737 as a result of soft loan demand, pay-offs and charge-offs.   Taxable equivalent interest income in 2011 decreased $809 to $5,710due to earning asset volume changes, of which $569 of the decrease is attributable to the decrease in loans.

Average interest-bearing liabilities of $399,525 for the first three months of 2011 were down $7,608 over the related 2010 period. Average interest-bearing deposits decreased $8,738 and, average noninterest-bearing deposits increased $4,967.  For the first three months of 2011, interest expense decreased $567 of which $456 was due to rate changes.

Table 2:  Year-To-Date Net Interest Income Analysis – Taxable Equivalent Basis

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS			($ in thousands)
Earning Assets
Loans (1) (2) (3)	$ 339,737	$ 4,843	5.78%	$ 360,731	$ 5,412	6.08%
Investment securities:
Taxable	89,550	638	2.89%	90,168	937	4.21%
Tax-exempt (2)	12,105	149	4.99%	10,411	146	5.69%
Interest-bearing deposits in other financial institutions	8	0	0.00%	13	0	0.00%
Federal funds sold	11,567	4	0.14%	13,490	5	0.15%
Securities purchased under agreements to sell	19,896	67	1.37%	0	0	0.00%
Other interest-earning assets	3,615	9	1.01%	4,028	19	1.91%
Total earning assets	$ 476,478	$ 5,710	4.86%	$ 478,841	$ 6,519	5.52%
Cash and due from banks	$ 7,646			$ 7,620
Other assets	26,698			26,463
Allowance for loan losses	(9,463)			(8,193)
Total assets	$ 501,359			$ 504,730
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand	$ 40,482	$ 51	0.51%	$ 36,051	$ 56	0.63%
Savings deposits	113,632	219	0.78%	101,346	261	1.04%
Time deposits	182,331	1,016	2.26%	207,786	1,402	2.74%
Short-term borrowings	10,209	25	0.99%	9,079	20	0.89%
Long-term borrowings	42,561	405	3.86%	42,561	435	4.15%
Subordinated debentures	10,310	45	1.77%	10,310	154	5.98%
Total interest-bearing liabilities	$ 399,525	$ 1,761	1.79%	$ 407,133	$ 2,328	2.32%
Demand deposits	55,531			50,564
Other liabilities	3,284			3,415
Stockholders' equity	43,019			43,618
Total liabilities and stockholders' equity	$ 501,359			$ 504,730

Net interest income and rate spread		$ 3,949	3.07%		$ 4,191	3.20%
Net interest margin			3.36%			3.55%

(1) Non-accrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.
(3) Interest income includes loan fees of $78 in 2011 and $90 in 2010.

Table 3:  Volume/Rate Variance - Taxable Equivalent Basis

Comparison of three months ended March 31, 2011 versus 2010
		Due to
	Volume	Rate (1)	Net
	($ in thousands)
Loans (1)(2)	($315)	($254)	($569)
Taxable investments	(6)	(293)	(299)
Tax-exempt investments (2)	24	(21)	3
Interest-bearing deposits in other financial institutions	0	0	0
Federal funds sold	(1)	(0)	(1)
Securities purchased under agreements to sell	0	67	67
Other interest-earning assets	(2)	(8)	(10)
Total earning assets	(300)	(509)	(809)
Interest-bearing demand	7	(12)	(5)
Savings deposits	32	(74)	(42)
Time deposits	(152)	(234)	(386)
Short-term borrowings	2	3	5
Long-term borrowings	0	(30)	(30)
Subordinated debenture	0	(109)	(109)
Total interest-bearing liabilities	(111)	(456)	(567)
Net interest income	($189)	($53)	($242)
(1) Non-accrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.

Provision for Loan Losses

The provision for loan losses for the first three months of 2011 was $1,050, compared to $1,400 for the same period in 2010 and $4,755 for the full year 2010.  Net charge-offs were $814 for the first three months of 2011, compared to $487 for the same period of 2010. At March 31, 2011, the ALLL was $9,707, an increase of $236 over December 31, 2010.  The ratio of the ALLL to total loans was 2.90% and 2.79% at March 31, 2011 and December 31, 2010, respectively. Nonperforming loans at March 31, 2011, were $18,494, compared to $13,808 at December 31, 2010, representing 5.52% and 4.07% of total loans, respectively.

The provision for loan losses is predominantly a function of the Company’s methodology and judgment as to qualitative and quantitative factors used to determine the adequacy of the ALLL.  The adequacy of the ALLL is affected by changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses.  We believe the current level of provisioning and level of our allowance for loan and lease losses followed the direction of our policies and was adequate to cover anticipated and unexpected loan losses inherent in our loan portfolio.  However, we may need to increase our provisions in the future should the quality of the loan portfolio decline or other factors used to determine the allowance worsen.  Please refer to the discussion on “Allowance for Loan and Lease Losses” on page 34 for further information.

Noninterest Income

Table 4:  Noninterest Income

	Three months ended
	March 31, 2011	March 31, 2010	Percent Change
	($ in thousands)
Service fees	$ 253	$ 287	-11.8%
Trust service fees	266	276	-3.6%
Investment product commissions	44	50	-12.0%
Mortgage banking	149	150	-0.7%
Other operating income	765	224	241.5%
Total noninterest income	$ 1,477	$ 987	49.6%

Noninterest income for the first three months of 2011 was $1,477, up $490 from the same period in 2010.  All noninterest income item categories decreased from the 2010 levels with the exception of other operating income.  Other operating income included proceeds of $500 from a legal settlement, the details of which are subject to a confidentiality agreement.

Service fees on deposit accounts were down $34 from the comparable three month period last year due to a decrease in overdraft fees due to changes in customer behavior, and recent regulatory changes.

The Wealth Management Services Group generates trust service fees and investment product commissions. Wealth Management income was $310 for the first three months of 2011, down $16 from the same period in 2010, primarily due to a decrease in the valuation of assets under management, on which fees are based.

Mortgage banking income represents income received from the sale of residential real estate loans into the secondary market.  Mortgage banking income for the first quarter of 2011 remained relatively stable from the same period in 2010.  At year end 2010 and 2009, the Bank held a significant amount of loans held for sale to the secondary market that were not sold until the first quarter of 2011 and 2010.  Residential loan activity reached an all time refinancing high in 2010 due to a historically low interest rate environment.  Interest rates have since increased, and the Company anticipates the volume of loans sold to the secondary market in 2011 will be considerably lower than 2010, resulting in lower income.   Residential real estate loans originated for sale to the secondary market was $5,615 for the first quarter of 2011, compared to $7,724 for the first quarter of 2010.

Noninterest Expense

Total noninterest expense was $4,174 for the first quarter 2011, an increase of $392 over the first quarter of 2010.

Table 5:  Noninterest Expense

	Three months ended
	March 31, 2011	March 31, 2010	Percent Change
	($ in thousands)
Salaries and employee benefits	$ 2,131	$ 2,105	1.2%
Occupancy	484	461	5.0%
Data processing	173	166	4.2%
Foreclosure/OREO expense	42	(5)	NM
Legal and professional fees	167	197	-15.2%
FDIC expense	314	235	33.6%
Loss on sale of investments	55	0	NM
Other	808	623	29.7%
Total noninterest expense	$ 4,174	$ 3,782	10.4%

Salaries and employee benefits increased $26 or 1.2% in 2011.  The increase is primarily attributable to an increase in performance based incentives and related payroll taxes of $54 in the first quarter of 2011.  These increased expenses were partially offset by a decline in health and life insurance expenses of $19 resulting from the reduced number of employees covered under the plans and $5 decline in salaries between periods.

Occupancy expense increased $23 or 5.0% in the first quarter 2011, primarily due to building maintenance and utility costs.  Foreclosure/OREO expense increased $47 between comparable periods.  In 2010, the Company recognized a recovery of an OREO valuation write-down taken in 2009 which more than offset foreclosure/OREO expenses.  No such recovery was recognized in 2011.  Legal and professional fees of $167 decreased $30, primarily due to lower legal costs associated with loan collection in 2011.  An increase in FDIC expense of $79 was primarily due to increased deposit insurance rates. Other operating expenses increased $185 compared to the first three months of 2010, primarily due to increased marketing costs associated with the introduction of new a deposit program and loan servicing costs.  The Company recognized a $55 loss on the sale of investments in the first quarter of 2011.  The security sales were executed in an effort to increase the credit quality of the Company’s investment portfolio.

Effective February 1, 2011, the Bank’s branch located in Lake Tomahawk, Wisconsin was closed and the branch building was sold in the second quarter 2011.

Income Taxes

For the first three months of 2011, the income tax benefit was $3 compared to a $79 income tax benefit for the comparable period in 2010 as a result of an increase in taxable income.  Management determined that a valuation allowance on deferred tax assets was not necessary. Management further believes that tax benefits associated with current and past years pre-tax losses will be realized through the Company’s ability to generate sufficient income in the future.

FINANCIAL CONDITION

Investment Securities Portfolio

The investment securities portfolio is intended to provide the Bank with adequate liquidity, flexible asset/liability management and a source of stable income.  The portfolio is structured with minimum credit exposure to the Bank. All securities are classified as available-for-sale and are carried at market value.  Unrealized gains and losses are excluded from earnings, but are reported as other comprehensive income in a separate component of stockholders’ equity, net of income tax.   Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method.  Realized gains or losses on sales are based on the net proceeds and the adjusted carrying value amount of the securities sold using the specific identification method.

At March 31, 2011, the total carrying value of investment securities was $105,902, an increase of $4,592, or 4.5%, since December 31, 2010, primarily attributable to the soft loan demand and excess liquidity position of the Bank.

Table 6:  Investments

		As of		As of
Investment Category	Rating	March 31, 2011		December 31, 2010
		Amount	%	Amount	%
		($ in thousands)
US Treasury & Agencies Debt
	AAA	$ 22,551	100%	$ 22,567	100%
Total		$ 22,551	100%	$ 22,567	100%
US Treasury & Agencies Debt as % of Portfolio			21%		22%
Mortgage-backed securities
	AAA	$ 61,453	100%	$ 56,205	99%
	A+	13	0%	13	0%
	Baa2	0	0%	60	0%
	BA1	0	0%	308	0%
	BA3	0	0%	330	1%
Total		$ 61,466	100%	$ 56,916	100%
Mortgage-Backed Securities as % of Portfolio			58%		57%
Obligations of State and Political Subdivisions
	Aa1	$ 3,262	16%	$ 3,496	17%
	Aa2	4,548	22%	4,492	22%
	AA3	2,682	13%	2,665	13%
	A1	1,146	5%	905	4%
	A2	0	0%	0	0%
	A3	0	0%	0	0%
	Baa1	339	2%	339	2%
	NR	8,932	42%	8,818	42%
Total		$ 20,909	100%	$ 20,715	100%
Obligations of State and Political Subdivisions as % of Portfolio			20%		20%
Corporate Debt Securities
	NR	$ 976	100%	$ 1,112	100%
Total		$ 976	100%	$ 1,112	100%
Corporate Debt Securities as % of Portfolio			1%		1%
Total Market Value of Securities		$ 105,902	100%	$ 101,310	100%

Obligations of State and Political Subdivisions (municipal securities):  At March 31, 2011 and December 31, 2010, municipal securities were $20,909 and $20,715, respectively, and represented 20% of total investment securities based on fair value.

Mortgage-Backed Securities:  At March 31, 2011 and December 31, 2010, mortgage-related securities (which include predominantly mortgage-backed securities and collateralized mortgage obligations) were $61,466 and $56,916, respectively, and represented 58% and 57%, respectively, of total investment securities based on fair value.  The fair value of mortgage-related securities is subject to inherent risks based upon the future performance of the underlying collateral (mortgage loans) for these securities. Future performance is impacted by prepayment risk and interest rate changes.

Corporate Debt Securities:  At March 31, 2011 and December 31, 2010, corporate debt securities were $983 and $1,112, respectively, and represented 1% of total investment securities based on fair value.  Corporate debt securities at March 31, 2011, consisted of trust preferred securities of $800, and other securities of $183.  Corporate debt securities at December 31, 2010, consisted of trust preferred securities of $937, and other securities of $175.   In 2010, two private placement trust preferred securities (“TPS”) in the investment security portfolio deferred quarterly interest payments, were placed on nonaccrual status  and OTTI write-downs of $412 were recorded in the third quarter of 2010.  Subsequent to year-end 2010, the Company sold the TPS security classified with OTTI recognizing a $57 loss on the sale.

The Federal Home Loan Bank of Chicago (“FHLB”) announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or stop the FHLB Chicago from paying dividends or redeeming stock without prior approval. The FHLB suspended paying dividends following the third quarter of 2007, but resumed dividend payments in the first quarter of 2011. The Bank is a member of the FHLB Chicago and owns $2,306 of FHLB stock. Accounting guidance indicates that an investor in FHLB Chicago capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that reflects the investor’s view of FHLB Chicago’s long-term performance, which includes factors such as: (1) its operating performance, (2) the severity and duration of declines in the market value of its net assets related to its capital stock amount, (3) its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, (4) the impact of legislation and regulatory changes on FHLB Chicago, and on the members of FHLB Chicago and (5) its liquidity and funding position. After evaluating all of these considerations, the Company believes the cost of the investment will be recovered. Future evaluations of these factors could result in a different conclusion.

Loans

The Bank serves a diverse customer base throughout North Central Wisconsin, including the following industries: agriculture (primarily dairy), retail, manufacturing, service, resort properties, timber and businesses supporting the general building industry.  We continue to concentrate our efforts on originating loans in our local markets and assisting our current loan customers.  We are actively utilizing government loan programs such as U.S. Small Business Administration, U.S. Department of Agriculture, and USDA Farm Service Agency to help these customers survive the current economic downturn of the past few years and position their businesses to return to profitability in the future.

Total loans were $334,836 at March 31, 2011, a decrease of $4,334, or 1.3%, from December 31, 2010.  Loan volume growth was negatively impacted by the current credit environment, economic conditions, loan payoffs, and charge-offs.  We continue to experience weak loan demand from creditworthy borrowers in our markets.

Table 7:  Loan Composition

	As of,
	March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
					($ in thousands)
Commercial business	$ 41,263	12%	$ 39,093	12%	$ 39,650	12%	$ 37,928	11%	$ 37,223	10%
Commercial real estate	130,733	39%	132,079	39%	132,104	38%	137,862	39%	140,122	39%
Real estate construction	29,181	9%	30,206	9%	32,197	9%	32,314	9%	33,939	10%
Agricultural	38,610	12%	39,671	12%	38,966	11%	40,038	12%	41,342	12%
Real estate residential	89,399	26%	91,974	26%	95,160	28%	96,322	27%	97,256	27%
Installment	5,650	2%	6,147	2%	6,120	2%	6,882	2%	7,182	2%
Total loans	$ 334,836	100%	$ 339,170	100%	$ 344,197	100%	$ 351,346	100%	$ 357,064	100%
Owner occupied	$ 77,885	60%	$ 83,115	63%	$ 82,562	62%	$ 83,885	61%	$ 86,677	62%
Non-owner occupied	52,848	40%	48,964	37%	49,542	38%	53,977	39%	53,445	38%
Commercial real estate	$ 130,733	100%	$ 132,079	100%	$ 132,104	100%	$ 137,862	100%	$ 140,122	100%
1-4 family construction	$ 559	2%	$ 967	3%	$ 1,351	4%	$ 2,234	7%	$ 3,283	10%
All other construction	28,622	98%	29,239	97%	30,846	96%	30,080	93%	30,656	90%
Real estate construction	$ 29,181	100%	$ 30,206	100%	$ 32,197	100%	$ 32,314	100%	$ 33,939	100%

Commercial business loans, commercial real estate, real estate construction loans and agricultural loans comprise 72% of our loan portfolio at March 31, 2011.  Such loans are considered to have more inherent risk of default than residential mortgage or consumer loans.  The commercial balance per borrower is typically larger than that for residential and mortgage loans, inferring higher potential losses on an individual customer basis.  Commercial loan growth throughout 2010 and 2011 has been negatively impacted by soft loan demand across all markets, the Company’s aggressive approach to recognizing risks associated with specific borrowers and the recognition of charge-offs on nonperforming loans in a timely manner.

Commercial business loans were $41,263 at March 31, 2011, up $2,170 or 5.6% since year-end 2010, and comprised 12% of total loans.  The commercial business loan classification primarily consists of commercial loans to small businesses, multi-family residential income-producing businesses, and loans to municipalities. Loans of this type include a diverse range of industries. The credit risk related to commercial business loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any.

Commercial real estate primarily includes commercial-based mortgage loans that are secured by nonfarm/nonresidential real estate properties. Commercial real estate totaled $130,733 at March 31, 2011, down $1,346 or 1.0% from December 31, 2010, and comprised 39% of total loans outstanding.  Loans of this type are mainly secured by commercial income properties. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and overall relationship on an ongoing basis.

Real estate construction loans declined $1,025 or 3.4% to $29,181, representing 9% of the total loan portfolio at March 31, 2011.  Loans in this classification provide financing for the acquisition or development of commercial income properties, multi-family residential development, and single-family consumer construction. The Company controls the credit risk on these types of loans by making loans in familiar markets, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances.

Agricultural loans totaled $38,610 at March 31, 2011, down $1,061 or 2.7% compared to December 31, 2010, and represented 12% of the loan portfolio, unchanged from year-end 2010.  Loans in this classification include loans secured by farmland and financing for agricultural production.  Credit risk is managed by employing sound underwriting guidelines, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis.

Real estate residential loans totaled $89,399 at March 31, 2011, down $2,575 or 2.8% from year-end 2010 and comprised 26% of total loans outstanding unchanged from year-end.  Residential mortgage loans include conventional first lien home mortgages and home equity loans.  Home equity loans consist of home equity lines, and term loans, some of which are first lien positions.  As part of its management of originating residential mortgage loans, nearly all of the Company’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights. At March 31, 2011, $1,234 in residential mortgages were being held for resale to the secondary market, compared to $7,444 at December 31, 2010.

Installment loans totaled $5,650 at March 31, 2011, down $497 or 8.1% compared to December 31, 2010, and represented 2% of the loan portfolio.  Loans in this classification include short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an adequate ALLL, and sound nonaccrual and charge-off policies. An active credit risk management process is used for commercial loans to further ensure that sound and consistent credit decisions are made. As described above, this process is regularly reviewed and the process has been modified over the past several years to further strengthen the direct participation of the Bank’s board of directors in the credit process.  Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and periodic review of borrowers’ outstanding loans and commitments. Borrower relationships are formally reviewed and graded on an ongoing basis for early identification of potential problems. Further analyses by customer, industry, and geographic location are performed to monitor trends, financial performance, and concentrations. Cash flows and collateral values are analyzed in a range of projected operating environments.

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2011, no significant industry concentrations existed in the Company’s portfolio in excess of 30% of total loans.  The Bank has also developed guidelines to manage its exposure to various types of concentration risks.

Allowance for Loan and Lease Losses

The economic environment in the first quarter of 2011 continued to present unique credit related issues that required management’s attention.  As a result, the Company focused on managing credit risk through enhanced asset quality administration, including early problem loan identification and timely resolution of problems.  Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and on-going attention to loan payment performance.

The ALLL is established through a provision for credit losses charged to expense.  Loans are charged against the allowance for credit losses when management believes that the collection of principal is unlikely.  The level of the ALLL represents management’s estimate of an amount of reserves which provides for estimated probable credit losses in the loan portfolio at the balance sheet date. To assess the ALLL, an allocation methodology is applied by the Company which focuses on evaluation of several factors, including but not limited to: (1) evaluation of facts and issues related to specific loans; (2)  management’s ongoing review and grading of the loan portfolio; (3) consideration of historical loan loss and delinquency experience on each portfolio category; (4) trends in past due and nonperforming loans; (5) the risk characteristics of the various classifications of loans; (6) changes in the size and character of the loan portfolio; (7) concentrations of loans to specific borrowers or industries; (8) existing and forecasted economic conditions; (9) the fair value of underlying collateral; (10) and other qualitative and quantitative factors which could affect potential credit losses. Our methodology reflects guidance by regulatory agencies to all financial institutions, and is specifically reviewed by the Company’s independent auditors.

At March 31, 2011, the ALLL was $9,707, compared to $9,471 at December 31, 2010.  The ALLL as a percentage of total loans was 2.90% and 2.79% at March 31, 2011 and December 31, 2010, respectively.

The ALLL was 52% and 69% of nonperforming loans at March 31, 2011 and December 31, 2010, respectively. Management’s allowance methodology includes an impairment analysis on specifically identified loans defined as impaired by the Company in determining the overall appropriate level of the ALLL.

At March 31, 2011, impaired loans totaled $13,947 compared to $9,749 at December 31, 2010.  The impaired loans required a related ALLL of $2,895 and $1,941 at March 31, 2011 and December 31, 2010, respectively.

While management believes the worst of the credit quality deterioration was addressed in 2010 and 2009, it also believes the recovery will be long term in nature. Provisions for loan and lease losses of $1,050 for first three months of 2011 were $350 lower than the March 31, 2010 provision of $1,400.   At each respective period, management believed those actions recognized and appropriately addressed any significant credit quality issues in the loan portfolio.

The asset quality stress which began in 2007 with the $4,600 charge-off (88% of total charge-offs in 2007) of the Impaired Borrower accelerated considerably through 2009.  During this three-year period the Company experienced elevated levels of net charge-offs and higher nonperforming loans relative to the Company’s historical trends.  Levels of charge-offs and non-performing loans declined in 2010 but have since increased in the first quarter 2011, and still remain historically high.  Issues impacting asset quality during this period included historically depressed economic factors, such as heightened unemployment, depressed commercial and residential real estate markets, volatile energy prices, and depressed consumer confidence. Depressed collateral values have significantly contributed to our elevated levels of nonperforming loans, net charge-offs, and ALLL. During this time period, the Company continued to review its underwriting and risk-based pricing guidelines for commercial real estate and real estate construction lending, as well as on new home equity and residential mortgage loans, to reduce potential exposure within these portfolio categories.

Gross charge-offs were $966 for the three months ended March 31, 2011, $596 for the comparable period ended March 31, 2010, and $4,034 for the full year 2010, while recoveries for the corresponding periods were $152, $109 and $793, respectively. As a result, net charge-offs as of March 31, 2011 were $814 or 0.24% of average loans, compared to $487 or  0.14% of average loans at March 31, 2010, and $3,241 or 0.91% of average loans for the full year 2010.  As of March 31, 2011, 82% of net charge-offs came from commercial loans, compared to 61% for the comparable period in 2010.  Residential mortgages accounted for 19% of first quarter 2011 net charge-offs compared to 35% in the first quarter 2010.  Gross charge-offs have risen over the past four years, as a result of the increasing economic stress and declining values of underlying collateral that have occurred during this time period.  Loans charged-off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

Table 8:  Loan Loss Experience

	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	($ in thousands)
Allowance for loan losses:
Balance at beginning of period	$ 9,471	$ 8,773	$ 8,352	$ 8,870	$ 7,957
Charge-offs	(966)	(1,032)	(776)	(1,630)	(596)
Recoveries	152	230	297	157	109
Net charge-offs	(814)	(802)	(479)	(1,473)	(487)
Provision for loan losses	1,050	1,500	900	955	1,400
Balance at end of period	$ 9,707	$ 9,471	$ 8,773	$ 8,352	$ 8,870
Net loan charge-offs (recoveries):
Commercial business	($6)	$ 38	($47)	$ 292	($15)
Agricultural	99	20	46	(18)	72
Commercial real estate (CRE)	362	152	179	780	104
Real estate construction	211	290	18	92	(12)
Total commercial	666	500	196	1,146	149
Residential mortgage	151	273	250	300	301
Installment	(3)	29	33	27	37
Total net charge-offs	$ 814	$ 802	$ 479	$ 1,473	$ 487

CRE and construction net charge-off detail:
Owner occupied	$ 217	$ 82	($68)	$ 433	$ 55
Non-owner occupied	145	70	247	347	49
CRE	$ 362	$ 152	$ 179	$ 780	$ 104
1-4 family construction	$ 0	($18)	$ 0	$ 0	$ 0
All other construction	211	308	18	92	(12)
Real estate construction	$ 211	$ 290	$ 18	$ 92	($12)

The allocation of the allowance for loan and lease losses is based on our estimate of loss exposure by category of loans shown in Table 9.

Table 9: Allocation of the Allowance for Loan and Lease Losses

	March 2011	% of Total Loans by Category	December 2010	% of Total Loans by Category	September 2010	% of Total Loans by Category	June 2010	% of Total Loans by Category	March 2010	% of Total Loans by Category
Allowance allocation:
Commercial business	$ 514	12%	$ 536	12%	$ 509	12%	$ 532	11%	$ 531	10%
Agricultural	1,183	12%	1,146	11%	1,088	11%	1,065	12%	1,057	12%
Commercial real estate	4,586	39%	4,320	38%	3,931	38%	3,913	39%	4,318	39%
Real estate construction	1,298	9%	1,278	9%	1,077	9%	907	9%	906	10%
Total commercial	7,581	72%	7,280	70%	6,605	70%	6,417	71%	6,812	71%
Residential mortgage	2,011	26%	2,060	28%	2,057	28%	1,829	27%	1,958	27%
Installment	115	2%	131	2%	111	2%	106	2%	100	2%
Total allowance for loan losses	$ 9,707	100%	$ 9,471	100%	$ 8,773	100%	$ 8,352	100%	$ 8,870	100%
Allowance category as a percent of total allowance for loan losses:
Commercial business	5.3%		5.6%		5.8%		6.4%		6.0%
Agricultural	12.2%		12.1%		12.4%		12.6%		11.9%
Commercial real estate	47.2%		45.6%		44.8%		46.9%		48.7%
Real estate construction	13.4%		13.5%		12.3%		10.9%		10.2%
Total commercial	78.1%		76.8%		75.3%		76.8%		76.8%
Residential mortgage	20.7%		21.8%		23.4%		21.9%		22.1%
Installment	1.2%		1.4%		1.3%		1.3%		1.1%
Total allowance for loan losses	100.0%		100.0%		100.0%		100.0%		100.0%

The allocation methodology used at March 31, 2011 and December 31, 2010 was comparable.  Loss factors are analyzed based on historical loss rates and on other qualitative factors that may affect loan collectability. Management allocates the ALLL by pools of risk.  The loss factors applied in the methodology are periodically re-evaluated. Refinements were made in 2010 to better align current and historical loss experience, for example, effective December 31, 2010 the Bank changed its loss history period to the trailing three-year period from the trailing five-year period.

During 2010 and 2011, management continued to focus on the erosion of the credit environment and the corresponding deterioration in its credit quality metrics. Process improvements were implemented around credit evaluations, documentation, appraisal processes and portfolio monitoring. The improved credit processes, combined with enhanced credit information, have been incorporated into the methodology management uses in determining the adequacy of the ALLL. This process is reviewed by the Company’s internal and external auditors and the regulatory agencies.

Impaired Loans and Nonperforming Assets

As part of its overall credit risk management process, management has been committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized.

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, loans 90 days or more past due but still accruing interest, and restructured loans. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, management may place such loans on nonaccrual status immediately. Previously accrued and uncollected interest on such loans is reversed, amortization of related loan fees is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash after a determination has been made that the principal balance of the loan is collectible. If collectability of the principal is in doubt, payments received are applied to loan principal. Loans modified in a troubled debt restructuring (or “restructured” loans) involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Generally, such loans are included in nonaccrual loans until the customer has attained a sustained period of repayment performance.

Nonperforming loans were $18,494 and $13,808 at March 31, 2011 and December 31, 2010 respectively, reflecting a $1,570 increase in nonaccrual loans considered impaired and $2,449 increase in restructured loans from year-end 2010.  The high levels of nonperforming loans in recent years have been primarily attributable to the impact of depressed property values, decreased sales, longer holding periods, rising costs brought on by depressed real estate conditions and the historically weak economy.

 Table 10:  Nonperforming Loans and Other Real Estate Owned

	As of,
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Nonaccrual loans not considered impaired:	($ in thousands)
Commercial business	$ 1,590	$ 808	$ 2,644	$ 1,880	$ 1,991
Agricultural	680	369	136	0	163
Residential mortgage	1,127	1,605	1,894	956	968
Installment	1	2	15	27	24
Total nonaccrual loans not considered impaired	3,398	2,784	4,689	2,863	3,146
Nonaccrual loans considered impaired:
Commercial business	8,040	7,561	7,096	8,524	7,442
Agricultural	260	71	294	516	540
Residential mortgage	2,026	1,124	1,181	1,700	1,518
Installment	0	0	0	0	0
Total nonaccrual loans considered impaired	10,326	8,756	8,571	10,740	9,500
Impaired loans still accruing interest	1,031	993	118	704	14
Accruing loans past due 90 days or more	25	10	3	1	28
Restructured loans	3,714	1,265	145	148	148
Total nonperforming loans	18,494	13,808	13,526	14,456	12,836
Other real estate owned (OREO)	3,873	4,230	3,699	2,177	2,103
Other repossessed assets	0	0	0	442	470
Investment security (Trust Preferred)	0	136	140	211	211
Total nonperforming assets	$ 22,367	$ 18,174	$ 17,365	$ 17,286	$ 15,620
RATIOS
Nonperforming loans to total loans	5.52%	4.07%	3.93%	4.11%	3.59%
Nonperforming assets to total loans plus OREO	6.60%	5.29%	4.99%	4.89%	4.35%
Nonperforming assets to total assets	4.46%	3.57%	3.45%	3.45%	3.11%
ALLL to nonperforming loans	52%	69%	65%	58%	69%
ALLL to total loans at end of period	2.90%	2.79%	2.55%	2.38%	2.48%
Nonperforming loans by type:
Commercial	$ 120	$ 54	$ 621	$ 47	$ 15
Agricultural	948	440	536	516	703
Commercial real estate (CRE)	8,943	6,931	7,742	9,961	8,982
Real estate construction	4,325	2,644	1,523	1,235	585
Total commercial business	14,336	10,069	10,422	11,759	10,285
Residential mortgage	4,140	3,727	3,086	2,669	2,499
Installment	18	12	18	28	52
Total nonperforming loans	18,494	13,808	13,526	14,456	12,836
Commercial real estate owned	3,627	3,683	3,198	1,463	1,530
Residential real estate owned	246	547	501	714	573
Total OREO	3,873	4,230	3,699	2,177	2,103
Other repossessed assets	0	0	0	442	470
Investment security (Trust Preferred)	0	136	140	211	211
Total nonperforming assets	$ 22,367	$ 18,174	$ 17,365	$ 17,286	$ 15,620
CRE and Construction nonperforming loan detail:
Owner occupied	$ 5,337	$ 5,488	$ 6,259	$ 6,745	$ 5,203
Non-owner occupied	3,606	1,443	1,483	3,216	3,779
Commercial real estate	$ 8,943	$ 6,931	$ 7,742	$ 9,961	$ 8,982
1-4 family construction	$ 0	$ 0	$ 0	$ 0	$ 0
All other construction	4,325	2,644	1,523	1,235	585
Real estate construction	$ 4,325	$ 2,644	$ 1,523	$ 1,235	$ 585

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALLL. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Company expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At March 31, 2011, potential problem loans totaled $8,073, down from $11,967 at December 31, 2010. The decrease in potential problem loans since year-end 2010 is due to $2,500 in loans being reclassified as impaired loans and $1,500 returned to the ALLL general pool.  Potential problem loans at March 31, 2011 consisted of $6,165 of commercial and $1,908 of residential mortgage loans.  This compares to $8,631 of commercial and $3,336 of residential mortgage loans at December 31, 2010.  The current level of potential problem loans requires a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by the Company’s customers and on underlying real estate values.

Deposits

Deposits represent the Company’s largest source of funds.  At March 31, 2011 total deposits were $394,214, down $6,396 from year-end 2010 primarily due to decreases in noninterest-bearing demand accounts, time deposits and brokered certificates of deposits offset by increases in savings and time deposits.  Time deposits and brokered certificates of deposits of $176,114 declined $10,073 or 5.4% from year end 2010.  This decrease was made intentionally to reduce the Bank’s dependency on non-core funding sources, as the Bank is focusing on increasing core deposits.  Noninterest-bearing demand deposits decreased $3,793 since year-end 2010 to $56,653 due to normal seasonality of business accounts.  The decrease was offset by an increase of $2,167 in interest-bearing demand accounts and a $5,303increase in savings deposits accounts, all of which represent sources of lower cost of funds.

Table 11:  Deposit Distribution

	March 31, 2011	% of total	December 31, 2010	% of total
	($ in thousands)
Noninterest-bearing demand deposits	$ 56,653	14%	$ 60,446	15%
Interest-bearing demand deposits	41,629	11%	39,462	10%
Savings deposits	119,818	30%	114,515	29%
Time deposits	156,017	40%	159,201	39%
Brokered certificates of deposit	20,097	5%	26,986	7%
Total	$ 394,214	100%	$ 400,610	100%

The retail markets we compete in are continuously influenced by economic conditions, competitive pressure from other financial institutions, and other investment alternatives available to our customers.  A stipulation of the written agreement between the Bank and our regulators limits the rates of interest we may set on our deposit products.  As a result, we continue to focus on expanding existing customer relationships.

Contractual Obligations

We are party to various contractual obligations requiring use of funds as part of our normal operations.  The table below outlines the principal amounts and timing of these obligations, excluding amounts due for interest, if applicable.  Most of these obligations are routinely refinanced into a similar replacement obligation.  However, renewal of these obligations is dependent on our ability to offer competitive interest rates, or the availability of collateral for pledging purposes.

Table 12:  Contractual Obligations

	Payments due by period
	Total	< 1year	1-3 years	3-5 years	> 5 years
	($ in thousands)
Subordinated debentures	$ 10,310	$ 0	$ 0	$ 0	$ 10,310
Other long-term borrowings	10,000	0	0	10,000	0
FHLB borrowings	32,561	4,500	4,000	24,061	0
Total long-term borrowing obligations	$ 52,871	$ 4,500	$ 4,000	$ 34,061	$ 10,310

Liquidity

Liquidity management refers to the ability to ensure that cash is available in a timely manner to meet cash and loan demands to service liabilities as they become due without undue cost or risk.  Funds are available from a number of basic banking activity sources, primarily from the core deposit base and from the repayment and maturity of loans and investment securities. Additionally, liquidity is available from the sale of investment securities, and brokered deposits.  Volatility or disruptions in the capital markets may impact the Company’s ability to access certain liquidity sources.

While dividends and service fees from the Bank and proceeds from the issuance of capital are primary funding sources for the Company, these sources could be limited or costly (such as by regulation increasing the capital needs of the Bank, or by limited appetite for new sales of company stock).  No dividends were received in cash from the Bank in 2011 or 2010.  Also, as discussed in the Capital section the Bank’s written agreement with the Federal Deposit Insurance Corporation (“FDIC”) and Wisconsin Department of Financial Institutions (“DFI”) places restrictions on the payment of dividends from the Bank to the Company without prior approval from our regulators.

Investment securities are an important tool to the Company’s liquidity objective.  All investment securities are classified as available-for-sale and are reported at fair value on the consolidated balance sheet.  Approximately $70,972 of the $105,902 investment securities portfolio on hand at March 31, 2011, were pledged to secure public deposits, short-term borrowings, and for other purposes as required by law.  The majority of the remaining securities could be sold to enhance liquidity, if necessary.

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

Capital

The Company regularly reviews the adequacy of its capital to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. Management actively reviews capital strategies for the Company and the Bank in light of perceived business risks associated with current and prospective earning levels, liquidity, asset quality, economic conditions in the markets served, and the level of dividends available to shareholders.  It is management’s intent to maintain an optimal capital and leverage mix for growth and for shareholder return. Management believes that both the Company and Bank had a strong capital base at March 31, 2011.

On November 9, 2010, the Bank entered into a formal written agreement with the FDIC and the DFI.  Under the terms of the agreement, the Bank is required to: (i) maintain ratios of Tier 1 capital to each of total assets and total risk-weighted assets of at least 8.5% and 12%, respectively; (ii) refrain from declaring or paying any dividend without the written consent of the FDIC and DFI; and (iii) refrain from increasing its total assets by more than 5% during any three-month period without first submitting a growth plan to the FDIC and DFI.  As of March 31, 2011,  the tier 1 risk-based capital ratio, total risk-based capital (tier 1 and tier 2) ratio, and tier 1 leverage ratio for both the Company and the Bank were in excess of regulatory minimum requirements, as well as the heightened requirements as set forth in the Bank’s written agreement with the FDIC and DFI.

On October 14, 2008, the Treasury announced details of the CPP whereby the Treasury made direct equity investments into qualifying financial institutions in the form of preferred stock, providing an immediate influx of Tier 1 capital into the banking system.   On February 20, 2009, under the CPP, the Company issued 10,000 shares of Series A Preferred Stock and a warrant to purchase 500 shares of Series B Preferred Stock (which were immediately exercised) to the Treasury.  Total proceeds received were $10,000.  The proceeds received were allocated between the Series A Preferred Stock and the Series B Preferred Stock based upon their relative fair values, which resulted in the recording of a discount on the Series A Preferred Stock and a premium on the Series B Preferred Stock.  The discount and premium will be amortized over five years.  The allocated carrying value of the Series A Preferred Stock and Series B Preferred Stock on the date of issuance (based on their relative fair values) was $9,442 and $558, respectively.  Cumulative dividends on the Series A Preferred Stock accrue and are payable quarterly at a rate of 5% per annum for five years.  The rate will increase to 9% per annum thereafter if the shares are not redeemed by the Company.  The Series B Preferred Stock dividends accrue and are payable quarterly at 9%.  All $10,000 of the TARP Preferred Stock qualify as Tier 1 Capital for regulatory purposes at the Company.  In consultation with the Federal Reserve Bank of Minneapolis, on May 12, 2011, the Company exercised its rights to suspend dividends on the outstanding TARP Preferred Stock, effective for the next interest or dividend payment.  Dividend payments on the TARP Preferred Stock may be deferred without default, but the dividend is cumulative and therefore will continue to accrue and, if the Company fails to pay dividends for an aggregate of six quarters, whether or not consecutive, the holder will have the right to appoint representatives to the Company’s board of directors.

Table 13: Capital Ratios

	Actual		For Capital Adequacy Purposes (1)		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011	($ in thousands)
Mid-Wisconsin Financial Services, Inc.
Tier 1 to average assets	$ 50,566	10.1%	$ 19,962	4.0%
Tier 1 risk-based capital ratio	50,566	14.4%	14,023	4.0%
Total risk-based capital ratios	55,014	15.7%	28,046	8.0%
Mid-Wisconsin Bank
Tier 1 to average assets	$ 44,596	9.0%	$ 19,831	4.0%	$ 42,141	8.5%
Tier 1 risk-based capital ratio	44,596	12.8%	13,903	4.0%	20,854	6.0%
Total risk-based capital ratios	49,007	14.1%	27,805	8.0%	41,708	12.0%

December 31, 2010
Mid-Wisconsin Financial Services, Inc.
Mid-Wisconsin Financial Services, Inc.
Tier 1 to average assets	$ 50,575	10.0%	$ 20,143	4.0%
Tier 1 risk-based capital ratio	50,575	14.2%	14,252	4.0%
Total risk-based capital ratios	55,091	15.5%	28,504	8.0%
Mid-Wisconsin Bank
Tier 1 to average assets	$ 44,787	9.0%	$ 20,024	4.0%	$ 42,552	8.5%
Tier 1 risk-based capital ratio	44,787	12.7%	14,140	4.0%	21,210	6.0%
Total risk-based capital ratios	49,268	13.9%	28,280	8.0%	42,420	12.0%
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

The Company’s ability to pay dividends depends in part upon the receipt of dividends from the Bank and these dividends are subject to limitation under banking laws and regulations. Pursuant to the Agreement with the FDIC and DFI, the Bank needs the written consent of the regulators to pay dividends to the Company.  The Bank has not paid dividends to the Company since 2006.  Additionally, on May 10, 2011, the Company entered into a formal written agreement with the Federal Reserve Bank of Minneapolis.  Pursuant to the written agreement at the holding company level, the Company needs the written consent of the Federal Reserve Bank of Minneapolis to pay dividends to our stockholders.  We are also prohibited from paying dividends on our common stock if we fail to make distributions or required payments on our Debentures or on the TARP Preferred Stock. On May 12, 2011, the Company exercised its rights to suspend dividends on the outstanding TARP Preferred Stock and intends to defer interest on the Debentures related to the Trust and its trust preferred securities, effective for the next interest or dividend payment due on each.  Therefore, the Company will not be able to pay dividends on its common stock until it has fully paid all accrued and unpaid dividends on the Debentures and the TARP Preferred Stock.

Recent Legislation Impacting the Financial Services Industry

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which is perhaps the most significant financial reform since the Great Depression.  While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions, the Act also contains many provisions which will affect smaller institutions such as the Company in substantial and unpredictable ways. Consequently, compliance with the Act’s provisions may curtail the Company’s revenue opportunities, increase its operating costs, require it to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect the Company’s business or financial results in the future. The Company’s management is actively reviewing the provisions of the Act and assessing its probable impact on the Company’s business, financial condition, and result of operations. However, because many aspects of the Act are subject to future rulemaking, it is difficult to precisely anticipate its overall financial impact on the Company and the Bank at this time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of our President and Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934,  as amended (the “Exchange Act”)) pursuant to Exchange Act Rule 13a-15.  Based upon, and as of the date of, such evaluation, the President and Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were effective with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this report as it relates to us and our subsidiaries.

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

There were no changes in the internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

As discussed elsewhere in this Form 10-Q, on November 9, 2010, the Bank entered into a written agreement with the FDIC and DFI, pursuant to which the Bank agreed to, among other things, maintain certain heightened capital ratios, refrain from paying dividends without the prior written consent of the FDIC and DFI, limit its rate of growth in total assets, and develop and maintain a number of policies and procedures. As discussed herein, as of May 13, 2011, the Bank believes it has satisfied most of the conditions of the Agreement and has taken actions to resolve the other requirements referenced in the Agreement.

In addition to the Bank’s Agreement with its regulators, on May 10, 2011, the Company entered into a formal written agreement (the "Company Agreement") with its primary regulator, the Federal Reserve Bank of Minneapolis (the "Federal Reserve"), to help ensure the financial soundness of the Company and the Bank.  Pursuant to the Company Agreement, the Company has agreed to take certain actions and operate in compliance with the Company Agreement's provisions during its terms. Specifically, under the terms of the Company Agreement, the Company is required to: (i) ensure the Bank complies with the Agreement; (ii) refrain from (x) declaring or paying any dividend on its capital stock, (y) taking any dividend from the Bank, or (z) making any distributions on its subordinated debentures or the trust preferred securities related thereto issued by its nonbank subsidiary, each without the written consent of the Federal Reserve; (iii) refrain from incurring, increasing or guaranteeing any debt without the written consent of the Federal Reserve; (iv) refrain from purchasing or redeeming any shares of its capital stock without the written consent of the Federal Reserve; and (v) develop certain plans and projections with respect to its capital levels and cash flows, all as described in more detail in the Company Agreement.

A copy of the Company Agreement is attached hereto as Exhibit 10.1 and is incorporated herein by reference.  The description of the Company Agreement set forth above does not purport to be complete, and is qualified by reference to the full text of the Company Agreement.

The Company is committed to complying with the terms and conditions of the Company Agreement, and, as of May 13, 2011, has begun to take the steps necessary to comply with all such requirements.

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

Exhibit

Number

Description

10.1

Written Agreement by and between the Company and the Federal Reserve Bank of Minneapolis dated May - , 2011.

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

MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  May 13, 2011

JAMES F. WARSAW

James F. Warsaw

President and Chief Executive Officer

Date:   May 13, 2011

RHONDA R. KELLEY

Rhonda R. Kelley

Principal Accounting Officer

EXHIBIT INDEX

to

FORM 10-Q

of

MID-WISCONSIN FINANCIAL SERVICES, INC.

for the quarterly period ended March 31, 2011

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

The following exhibits are filed as part this report:

10.1

Written Agreement by and between the Company and the Federal Reserve Bank of Minneapolis dated May 10, 2011.

31.1

Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2

Certification of Chief Financial and Operations Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1

Certification of CEO and Chief Financial and Operations Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002