Form 10-Q
period 2011-06-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2011-08-15
CIK 785024

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

                    Yes  ☒            No  ☐

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

Yes  ☐

No  ☒

As of August 3, 2011 there were 1,653,832 shares of $0.10 par value common stock outstanding.

MID-WISCONSIN FINANCIAL SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements:

Mid-Wisconsin Financial Services, Inc. and Subsidiary
Consolidated Balance Sheets
(In thousands, except per share data)
	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$ 7,746	$ 9,502
Interest-bearing deposits in other financial institutions	9	8
Federal funds sold and securities purchased under agreements to sell	8,371	32,473
Investment securities available-for-sale, at fair value	108,919	101,310
Loans held for sale	684	7,444
Loans	343,842	339,170
Less: Allowance for loan and lease losses	(9,224)	(9,471)
Loans, net	334,618	329,699
Accrued interest receivable	1,746	1,853
Premises and equipment, net	8,081	8,162
Other investments, at cost	2,616	2,616
Other assets	15,169	16,015
Total assets	$ 487,959	$ 509,082
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$ 60,182	$ 60,446
Interest-bearing deposits	319,603	340,164
Total deposits	379,785	400,610
Short-term borrowings	12,130	9,512
Long-term borrowings	40,061	42,561
Subordinated debentures	10,310	10,310
Accrued interest payable	906	992
Accrued expenses and other liabilities	1,697	2,127
Total liabilities	444,889	466,112
Stockholders' equity:
Series A preferred stock	9,688	9,634
Series B preferred stock	533	538
Common Stock	165	165
Additional paid-in capital	11,940	11,916
Retained earnings	19,246	20,127
Accumulated other comprehensive income	1,498	590
Total stockholders' equity	43,070	42,970
Total liabilities and stockholders' equity	$ 487,959	$ 509,082

Series A preferred stock authorized (no par value)	10,000	10,000
Series A preferred stock issued and outstanding	10,000	10,000
Series B preferred stock authorized (no par value)	500	500
Series B preferred stock issued and outstanding	500	500
Common stock authorized (par value $0.10 per share)	6,000,000	6,000,000
Common stock issued and outstanding	1,653,832	1,652,122
The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

Mid-Wisconsin Financial Services, Inc. and Subsidiary
Consolidated Statements of Income (Loss)
(In thousands, except per share data)
(Unaudited)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest Income
Loans, including fees	$ 4,676	$ 5,381	$ 9,502	$ 10,779
Securities:
Taxable	691	896	1,329	1,833
Tax-exempt	100	91	201	189
Other	52	23	132	47
Total interest income	5,519	6,391	11,164	12,848
Interest Expense
Deposits	1,183	1,673	2,469	3,393
Short-term borrowings	27	19	52	39
Long-term borrowings	408	410	813	845
Subordinated debentures	45	153	90	307
Total interest expense	1,663	2,255	3,424	4,584
Net interest income	3,856	4,136	7,740	8,264
Provision for loan losses	1,900	955	2,950	2,355
Net interest income after provision for loan losses	1,956	3,181	4,790	5,909
Noninterest Income
Service fees	252	317	505	604
Trust service fees	267	287	533	564
Investment product commissions	69	57	113	107
Mortgage banking	84	148	233	298
Gain on sale of investments		168		168
Other	260	243	1,025	466
Total noninterest income	932	1,220	2,409	2,207
Noninterest Expense
Salaries and employee benefits	2,096	2,105	4,227	4,210
Occupancy	426	469	910	930
Data processing	161	162	334	328
Foreclosure/OREO expense	129	130	171	124
Legal and professional fees	224	184	391	381
FDIC expense	285	230	599	465
Loss on sale of investments			55
Other	816	665	1,624	1,289
Total noninterest expense	4,137	3,945	8,311	7,727
Income (loss) before income taxes	(1,249)	456	(1,112)	389
Income tax (benefit) expense	(549)	128	(552)	48
Net income (loss)	($700)	$ 328	($560)	$ 341
Preferred stock dividends, discount and premium	(162)	(160)	(322)	(321)
Net income (loss) available to common equity	($862)	$ 168	($882)	$ 20
Earnings (Loss) Per Common Share:
Basic and diluted	($0.52)	$ 0.10	($0.53)	$ 0.01
Cash dividends declared per common share	$ 0.00	$ 0.00	$ 0.00	$ 0.00

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

Mid-Wisconsin Financial Services, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
June 30, 2011
(In thousands, except per share data)
(Unaudited)
							Accumulated
					Additional		Other
					Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Totals
Balance, December 31, 2010	10,500	$ 10,172	1,652	$ 165	$ 11,916	$ 20,127	$ 590	$ 42,970
Comprehensive Income:
Net loss						(560)		(560)
Other comprehensive income							875	875
Reclassification adjustment for net realized losses on securities available-for-sale included in earnings, net of tax							33	33
Total comprehensive income								348
Accretion of preferred stock discount		54				(54)		0
Amortization of preferred stock premium		(5)				5		0
Issuance of common stock:
Proceeds from stock purchase plans			1	0	13			13
Cash dividends:
Preferred stock						(68)		(68)
Dividends declared:
Preferred stock						(204)		(204)
Stock-based compensation					11			11
Balance, June 30, 2011	10,500	$ 10,221	1,653	$ 165	$ 11,940	$ 19,246	$ 1,498	$ 43,070

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

Mid-Wisconsin Financial Services, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(In thousands, except per share data)
	Six months ended	Six months ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income (loss)	($560)	$ 341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	536	470
Provision for loan losses	2,950	2,355
Provision for valuation allowance other real estate owned	108	75
Loss on sale of investment securities	55
Gain on sale of investment securities		(168)
(Gain) loss on premises and equipment disposals	(32)	0
(Gain) loss on sale of foreclosed real estate owned	(89)	8
Stock-based compensation	11	13
Changes in operating assets and liabilities:
Loans held for sale	6,760	3,198
Other assets	280	(736)
Other liabilities	(515)	(403)
Net cash provided by operating activities	9,504	5,153
Cash flows from investing activities:
Net increase in interest-bearing deposits in other financial institutions	(1)	0
Net (increase) decrease in federal funds sold	24,102	(17,420)
Securities available for sale:
Proceeds from sales	641	9,927
Proceeds from maturities	15,764	15,327
Payment for purchases	(22,665)	(15,359)
Net (increase) decrease in loans	(8,679)	4,353
Capital expenditures	(426)	(229)
Proceeds from sale of premises and equipment	173	0
Proceeds from sale of other real estate owned	797	505
Net cash provided by (used in) investing activities	9,706	(2,896)

ITEM 1.  Financial Statements Continued:

Mid-Wisconsin Financial Services, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(In thousands, except per share data)
	Six months ended	Six months ended
	June 30, 2011	June 30, 2010
Cash flows from financing activities:
Net decrease in deposits	(20,825)	(7,217)
Net increase in short-term borrowings	2,618	2,539
Proceeds from issuance of long-term borrowings	0	22,061
Principal payments on long-term borrowings	(2,500)	(22,061)
Proceeds from stock benefit plans	13	15
Cash dividends paid preferred stock	(272)	(273)
Net cash used in financing activities	(20,966)	(4,936)
Net decrease in cash and due from banks	(1,756)	(2,679)
Cash and due from banks at beginning of period	9,502	9,824
Cash and due from banks at end of period	$ 7,746	$ 7,145
Supplemental disclosures of cash flow information:	2011	2010
Cash paid during the period for:
Interest	$ 3,510	$ 4,764
Income taxes	0	0
Noncash investing and financing activities:
Loans transferred to other real estate owned	$ 886	$ 1,108
Loans charged-off	3,440	2,226
Dividends declared but not yet paid on preferred stock	204	69
Loans made in connection with the sale of other real estate owned	75	151

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Mid-Wisconsin Financial Services, Inc.’s (the “Company”) and Mid-Wisconsin Bank’s (the “Bank”), its wholly owned banking subsidiary, consolidated financial position, results of its operations, changes in stockholders’ equity and cash flows for the periods presented, and all such adjustments are of a normal recurring nature.  The consolidated financial position includes the accounts of all subsidiaries.  All material intercompany transactions and balances are eliminated.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. We have reviewed and evaluated subsequent events through the date this Form 10-Q was filed.

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

In April 2011, the FASB issued an accounting standard that modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale.  Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale.  The provisions remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights.  The accounting standard does not change the other existing criteria used in the assessment of effective control and effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012.  As the Company accounts for all of its repurchase agreements as collateralized financing arrangements, the adoption of this accounting standard is not expected to have a material impact on the Company’s statements of income and condition.

In May 2011, the FASB issued an accounting standard that provides a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of the accounting standard are as follows:  (1) the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets, while the new accounting standard extends that prohibition to all fair value measurements; (3) an exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks, which such exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) the fair value measurement of instruments classified within an entity’s shareholders’ equity have been aligned with the guidance for liabilities; and (5)

disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The provisions of the accounting standard are effective for the Company’s interim reporting period beginning on or after December 15, 2011.  The adoption of this accounting standard is not expected to have a material impact on the Company’s statements of income and condition.

In June 2011, the FASB issued an accounting standard that allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  The accounting pronouncement eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The provisions of this accounting standard are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of this accounting standard will have no impact on the Company’s statements of condition.

Note 2 – Earnings (Loss) per Common Share

Earnings (loss) per common share is calculated by dividing net income (loss) available to common equity by the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is calculated by dividing net income (loss) available to common equity by the weighted average number of shares adjusted for the dilutive effect of common stock awards.  Presented below are the calculations for basic and diluted earnings (loss) per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Net income (loss)	($700)	$ 328	($560)	$ 341
Preferred dividends, discount and premium	(162)	(160)	(322)	(321)
Net income (loss) available to common equity	(862)	168	(882)	20
Weighted average shares outstanding	1,653	1,649	1,653	1,649
Effect of dilutive stock options	0	1	0	0
Diluted weighted average common shares outstanding	1,653	1,650	1,653	1,649
Basic and diluted earnings (loss) per common share	($0.52)	$ 0.10	($0.53)	$ 0.01

Note 3- Securities

The amortized cost and fair values of investment securities available-for-sale at June 30, 2011 and December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
June 30, 2011
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 21,690	$ 280	$ 37	$ 21,933
Mortgage-backed securities	63,260	1,387	21	64,626
Obligations of states and political subdivisions	20,492	900	15	21,377
Corporate debt securities	831	1	0	832
Total debt securities	106,273	2,568	73	108,768
Equity securities	151	0	0	151
Total securities available-for-sale	$ 106,424	$ 2,568	$ 73	$ 108,919

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
December 31, 2010
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 22,732	$ 69	$ 234	$ 22,567
Mortgage-backed securities	56,292	908	284	56,916
Obligations of states and political subdivisions	20,239	661	185	20,715
Corporate debt securities	974	0	13	961
Total debt securities	100,237	1,638	716	101,159
Equity securities	151	0	0	151
Total securities available-for-sale	$ 100,388	$ 1,638	$ 716	$ 101,310

The amortized cost and fair values of investment debt securities available-for-sale at June 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair values of securities are estimated based on financial models or prices paid for similar securities.  It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

	Amortized Cost	Fair Value
	($ in thousands)
Due in one year or less	$ 1,671	$ 1,700
Due after one year but within five years	22,815	23,682
Due after five years but within ten years	14,971	15,480
Due after ten years or more	3,556	3,280
Mortgage-backed securities	63,260	64,626
Total debt securities available-for-sale	$ 106,273	$ 108,768

The following table represents gross unrealized losses and the related fair value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in thousands)
June 30, 2011
US Treasury obligations and direct obligations of U.S. government agencies	$ 2,017	$ 37	$ 0	$ 0	$ 2,017	$ 37
Mortgage-backed securities	2,779	15	13	6	2,792	21
Corporate securities	0	0	0	0	0	0
Obligations of states and political subdivisions	1,618	15	0	0	1,618	15
Total	$ 6,414	$ 67	$ 13	$ 6	$ 6,427	$ 73
December 31, 2010
US Treasury obligations and direct obligations of U.S. government agencies	$ 13,784	$ 234	$ 0	$ 0	$ 13,784	$ 234
Mortgage-backed securities	26,715	277	72	7	26,787	284
Corporate securities	0	0	136	13	136	13
Obligations of states and political subdivisions	5,719	185	0	0	5,719	185
Total	$ 46,218	$ 696	$ 208	$ 20	$ 46,426	$ 716

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

During 2010, the Company determined that OTTI existed in one non-agency mortgage-backed security and two corporate securities since the unrealized losses on these securities appear to be related in part to expected credit losses that will not be recovered by the Company.  In the first quarter 2011, the Company sold the three OTTI securities, which resulted in net investment losses of $55.  As of June 30, 2011 the Company has determined that there are no remaining OTTI securities in the investment portfolio.

The following is a summary of the credit loss of OTTI recognized in earnings on investment securities during 2010.  The Company recognized OTTI write-downs of $412 during 2010. The write-downs were to two unrelated private placement trust preferred securities.  One of the issues was completely written off with an OTTI write-down of $211.  The other issue was partially written-off with an OTTI write-down of $201, related in part to credit losses that were not expected to be recovered by the Company.

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

There were no credit losses of OTTI recognized in earnings during 2011.

Based on the Company’s evaluation, management believes that any remaining unrealized loss at June  30, 2011 are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration.

Note 4 – Loans

The period end loan composition as of June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010
	Amount	Amount
	($ in thousands)
Commercial business	$ 43,987	$ 39,093
Commercial real estate	132,780	132,079
Real estate construction	28,824	30,206
Agricultural	46,990	39,671
Real estate residential	85,965	91,974
Installment	5,296	6,147
Total loans	$ 343,842	$ 339,170

A summary of the changes in the allowance for loan and lease losses by portfolio segment for the periods indicated is as follows:

	Beginning Balance at 1/1/2011	Charge-offs	Recoveries	Provision	Ending Balance at 6/30/2011	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment
June 30, 2011	($ in thousands)
Commercial business	$ 536	($38)	$ 15	$ 269	$ 782	$ 205	$ 577
Commercial real estate	4,320	(1,377)	79	779	3,801	1,311	2,490
Real estate construction	1,278	(1,121)	9	1,018	1,184	348	836
Agricultural	1,146	(261)	73	276	1,234	64	1,170
Residential Mortgage	2,060	(611)	35	612	2,096	461	1,635
Installment	131	(32)	32	(4)	127	0	127
Total	$ 9,471	($3,440)	$ 243	$ 2,950	$ 9,224	$ 2,389	$ 6,835

	Beginning Balance at 1/1/2010	Charge-offs	Recoveries	Provision	Ending Balance at 12/31/2010	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment
December 31, 2010	($ in thousands)
Commercial business	$ 497	($435)	$ 167	$ 307	$ 536	$ 0	$ 536
Commercial real estate	3,954	(1,490)	275	1,581	4,320	1,236	3,084
Real estate construction	685	(537)	149	981	1,278	484	794
Agricultural	981	(206)	86	285	1,146	8	1,138
Residential Mortgage	1,753	(1,207)	83	1,431	2,060	213	1,847
Installment	87	(159)	33	170	131	0	131
Total	$ 7,957	($4,034)	$ 793	$ 4,755	$ 9,471	$ 1,941	$ 7,530

The allocation methodology used by the Company includes allocation for specifically identified impaired loans and loss factor allocations, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors.  Management allocates the allowance for loan and lease losses by pools of risk within each loan portfolio.  While the methodology used at June 30, 2011 and December 31, 2010 was generally comparable, several refinements were incorporated into the historical loss factor allocation process during the first quarter 2011.  The refinements, which impacted individual portfolio allocation amounts, did not materially impact the overall level of the allowance for loan and lease losses.

At June 30, 2011, the allowance for loan loss allocations for the commercial business, agricultural, and residential mortgage portfolios increased, with all other loan portfolio allocations declining from December 31, 2010.  The increase in commercial business was primarily due to a decline in credit quality and higher loss rates.  The increase in agricultural allocation was due to a slight decline in credit quality and increased loan volume.  Residential mortgage increased primarily due to a decline in credit quality metrics.  The allocation of the allowance for loan losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category.  The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

Loans by credit quality indicator based on internally assigned credit grade follows:

($ in thousands)
June 30, 2011	Highest Quality	High Quality	Quality	Moderate risk	Acceptable	Special Mention	Substandard	Doubtful	Loss	Total
Commercial business	$ 886	$ 2,649	$ 6,081	$ 8,808	$ 18,127	$ 4,456	$ 2,293	$ 687	$ 0	$ 43,987
Commercial real estate	0	1,881	13,918	38,675	36,041	13,407	18,593	10,265	0	132,780
Real estate construction	170	1,241	5,601	7,599	8,034	567	2,971	2,641	0	28,824
Agricultural	124	493	2,666	7,376	24,544	7,517	3,273	997	0	46,990
Residential Mortgage	486	6,825	19,930	22,591	19,576	6,306	6,185	4,066	0	85,965
Installment	8	453	1,488	2,403	772	163	4	5	0	5,296
Total	$ 1,674	$ 13,542	$ 49,684	$ 87,452	$ 107,094	$ 32,416	$ 33,319	$ 18,661	$ 0	$ 343,842

($ in thousands)
December 31, 2010	Highest Quality	High Quality	Quality	Moderate risk	Acceptable	Special Mention	Substandard	Doubtful	Loss	Total
Commercial business	$ 1,118	$ 2,760	$ 6,217	$ 10,437	$ 13,166	$ 3,928	$ 559	$ 908	$ 0	$ 39,093
Commercial real estate	0	1,306	16,790	32,019	39,448	19,146	14,735	8,635	0	132,079
Real estate construction	172	1,673	6,685	7,062	7,171	1,883	2,723	2,837	0	30,206
Agricultural	0	868	3,341	7,607	18,748	4,338	4,176	593	0	39,671
Residential Mortgage	652	7,208	24,395	24,574	18,295	7,990	5,022	3,838	0	91,974
Installment	15	555	1,850	2,707	841	165	11	3	0	6,147
Total	$ 1,957	$ 14,370	$ 59,278	$ 84,406	$ 97,669	$ 37,450	$ 27,226	$ 16,814	$ 0	$ 339,170

The following table represents loans by past due status for the periods indicated is as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days and Over	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
June 30, 2011	($ in thousands)
Commercial business	$ 182	$ 214	$ 10	$ 406	$ 43,581	$ 43,987	$ 0
Commercial real estate	2,129	3,393	4,815	$ 10,337	122,443	132,780	0
Real estate construction	160	1,115	1,083	$ 2,358	26,466	28,824	0
Agricultural	79	40	382	$ 501	46,489	46,990	8
Residential Mortgage	663	491	2,606	$ 3,760	82,205	85,965	0
Installment	24	18	59	$ 101	5,195	5,296	59
Total	$ 3,237	$ 5,271	$ 8,955	$ 17,463	$ 326,379	$ 343,842	$ 67

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days and Over	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2010	($ in thousands)
Commercial business	$ 389	$ 28	$ 0	$ 417	$ 38,676	$ 39,093	$ 0
Commercial real estate	422	2,580	3,677	6,679	125,400	132,079	0
Real estate construction	0	1,143	2,644	3,787	26,419	30,206	0
Agricultural	177	357	250	784	38,887	39,671	0
Residential Mortgage	1,710	472	2,255	4,437	87,537	91,974	0
Installment	35	16	10	61	6,086	6,147	10
Total	$ 2,733	$ 4,596	$ 8,836	$ 16,165	$ 323,005	$ 339,170	$ 10

The following table presents impaired loans for the periods indicated as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in thousands)
June 30, 2011
With no related allowance:
Commercial business	$ 0	$ 0	$ 0	$ 0	$ 0
Commercial real estate	0	0	0	368	0
Real estate construction	0	0	0	161	0
Agricultural	0	0	0	0	0
Residential mortgage	0	0	0	219	0
With a related allowance:
Commercial business	$ 427	$ 632	$ 205	$ 244	$ 0
Commercial real estate	6,287	7,599	1,312	7,064	56
Real estate construction	1,294	1,642	348	2,189	21
Agricultural	188	252	64	195	0
Residential mortgage	2,420	2,880	460	1,794	28
Total:
Commercial business	$ 427	$ 632	$ 205	$ 244	$ 0
Commercial real estate	6,287	7,599	1,312	7,432	56
Real estate construction	1,294	1,642	348	2,350	21
Agricultural	188	252	64	195	0
Residential mortgage	2,420	2,880	460	2,013	28
Total	$ 10,616	$ 13,005	$ 2,389	$ 12,234	$ 105
December 31, 2010
With no related allowance:
Commercial real estate	$ 243	$ 243	$ 0	$ 413	$ 0
Real estate construction	182	182	0	36	3
Agricultural	0	0	0	109	0
Residential mortgage	335	335	0	268	3
With a related allowance:
Commercial real estate	$ 4,715	$ 5,951	$ 1,236	$ 6,805	$ 120
Real estate construction	1,684	2,168	484	984	18
Agricultural	63	71	8	310	0
Residential mortgage	586	799	213	1,319	21
Total:
Commercial real estate	$ 4,958	$ 6,194	$ 1,236	$ 7,218	$ 120
Real estate construction	1,866	2,350	484	1,020	21
Agricultural	63	71	8	419	0
Residential mortgage	921	1,134	213	1,587	24
Total	$ 7,808	$ 9,749	$ 1,941	$ 10,244	$ 165

Note 5 – Other Real Estate Owned (“OREO”)

A summary of OREO, which is included in other assets, is as follows:

	Six months ended June 30, 2011	Year ended December 31, 2010
	($ in thousands)
Balance at beginning of year	$ 4,230	$ 1,808
Transfer of loans at net realizable value to OREO	886	4,965
Sale proceeds	(797)	(1,590)
Loans made in sale of OREO	(75)	(981)
Net gain (loss) from sale of OREO	89	187
Provision charged to operations	(108)	(159)
Balance at end of period	$ 4,225	$ 4,230

Changes in the valuation reserve for losses on OREO were as follows:

	Six months ended June 30, 2011	Year ended December 31, 2010
	($ in thousands)
Balance at beginning of year	$ 2,788	$ 2,994
Provision charged to operations	108	159
Amounts related to OREO disposed of	(45)	(365)
Balance at end of period	$ 2,851	$ 2,788

OREO was $4,225 at June 30, 2011, compared to $4,230 at December 31, 2010.  The properties held as OREO in 2011 consist of $3,202 of commercial real estate (the largest being $1,744 related to a hotel/water park project), $652 real estate construction loans, $50 agricultural loans and $321 residential real estate.  OREO as of year-end 2010 consisted of $2,716 of commercial real estate, $82 real estate construction, $150 agricultural loans and $547 residential real estate.  Management generally seeks to ensure properties held are monitored to minimize the Company’s risk of loss. Evaluations of the fair market value of the OREO properties are done quarterly and valuation adjustments, if necessary, are recorded in our consolidated financial statements.

In the six months ended June 30, 2011, OREO continued to turn over rapidly, as we have had success in aggressively marking down the assets to a value that enables us to sell the property quickly.  During 2010 we sold 35 OREO properties resulting in a net gain from the sale of OREO of $187.  In 2011, we sold 13 OREO properties resulting in a net gain from the sale of OREO of $89.

Note 6- Short-term Borrowings

Short-term borrowings were as follows.

	Six months ended June 30, 2011	Year ended December 31, 2010
($ in Thousands)
Securities sold under repurchase agreements	$ 9,630	$ 9,512
Federal Home Loan Bank open line of credit	2,500	0
Total short-term borrowings	$ 12,130	$ 9,512

The Company pledges U.S. agency securities available-for-sale as collateral for repurchase agreements.  The fair value of securities pledged for short-term borrowings totaled $13,860 at June 30, 2011 and $14,032 at December 31, 2010.

The following information relates to federal funds purchased, securities sold under repurchase agreements, and Federal Home Loan Bank open line of credit for the following periods.

	Six months ended June 30, 2011	Year ended December 31, 2010
Weighted average rate	0.46%	0.49%
For the year:
Highest month-end balance	$ 12,130	$ 18,329
Daily average balance	$ 10,254	$ 10,411
Weighted average rate	0.50%	0.69%

Note 7- Long-term Borrowings

Long-term borrowings were as follows.

	Six months ended June 30, 2011	Year ended December 31, 2010
($ in Thousands)
Federal Home Loan Bank advances	$ 30,061	$ 32,561
Other borrowed funds	10,000	10,000
Total long-term borrowings	$ 40,061	$ 42,561

Federal Home Loan Bank Advances – Long-term advances from the Federal Home Loan Bank (“FHLB”) have maturities through 2015 and had a weighted-average interest rate of 4.24% at both June 30, 2011 and December 31, 2010.  FHLB advances decreased $2,500 from year-end 2010 due to the maturity of an advance that was not renewed due to the liquidity position of the Company.

In April 2010, FHLB advances of $22,061 were restructured.  The present value of the cash flows before and after the restructuring were reviewed and it was determined the restructuring was closely related to the original contract within accounting guidance that allows the prepayment penalty to be incorporated into the new borrowing agreements.

Structured repurchase agreements – Fixed rate structured repurchase agreements, which mature in 2014 and 2015, callable in 2013, and had weighted-average interest rates of 4.24% at June 30, 2011 and December 31, 2010.

Note 8 - Fair Value Measurements

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

Level 2 – Fair value measurement is based on:  1) quoted prices for similar assets or liabilities in active markets; 2) quoted prices for similar assets or liabilities in markets that are not active; or 3) valuation models and methodologies for which all significant assumptions are or can be corroborated by observable market data.

Level 3 – Fair value measurement is based on valuation models and methodologies that incorporate unobservable inputs, which are typically based on an entity’s own assumptions, as there is little related market activity.

Some assets and liabilities, such as securities available-for-sale, are measured at fair values on a recurring basis under accounting principles generally accepted in the United States.  Other assets and liabilities, such as loans held for sale and impaired loans, are measured at fair values on a nonrecurring basis.

In instances where the determination of the fair value measurements is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considerations specific to the asset or liability.

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

Impaired Loans – The Company considers a loan impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest.   Loans considered to be impaired are measured at fair value on a nonrecurring basis.  The fair value measurement of an impaired loan is based on the fair value of the underlying collateral.  Fair value measurements of underlying collateral that utilize observable market data such as independent appraisals reflecting recent comparable sales are considered Level 2 measurements.  Other fair value measurements that incorporate estimated assumptions market participants would use to measure fair value are considered Level 3 measurements.

OREO – Real estate acquired through or in lieu of loan foreclosure is not measured at fair value on a recurring basis.  However, OREO is initially measured at fair value, less estimated costs to sell, when it is acquired and is also measured at fair value, less estimated costs to sell, if it becomes subsequently impaired.

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, is as follows:

		Recurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Price in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	($ in thousands)
June 30, 2011
Investment securities available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 21,933	$ 0	$ 21,933	$ 0
Mortgage-backed securities	64,626	0	64,614	12
Obligations of states and political subdivisions	21,377	0	20,850	527
Corporate debt securities	832	0	7	825
Total debt securities	$ 108,768	$ 0	$ 107,404	$ 1,364
Equity securities	151	0	51	100
Total investment securities available for sale	$ 108,919	$ 0	$ 107,455	$ 1,464
December 31, 2010
Investment securities available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 22,567	$ 0	$ 22,567	$ 0
Mortgage-backed securities	56,916	0	56,205	711
Obligations of states and political subdivisions	20,715	0	20,188	527
Corporate debt securities	961	0	0	961
Total debt securities	$101,159	$0	$98,960	$2,199
Equity securities	151	0	51	100
Total investment securities available for sale	$101,310	$0	$99,011	$2,299

The table below presents a roll forward of the balance sheet amounts for the six months ended June 30, 2011 and for the year ended December 31, 2010, for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
	June 30, 2011	December 31, 2010
	($ in thousands)
Balance at beginning of year	$ 2,299	$ 3,119
Total gains or losses (realized/unrealized)
Included in earnings	(55)	(412)
Included in other comprehensive income	7	273
Principal payments	(150)	(693)
Sales	(637)	0
Transfers in and/or out of Level 3	0	12
Balance at end of period	$ 1,464	$ 2,299

Information regarding the fair values of assets measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010, is as follows:

Nonrecurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Price in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
($ in thousands)
June 30, 2011
Loans held for sale	$ 684	$ 0	$ 684	$ 0
Impaired loans	$ 10,616	$ 0	$ 10,580	$ 36
OREO	$ 4,225	$ 0	$ 4,225	$ 0
December 31, 2010
Loans held for sale	$ 7,444	$ 0	$ 7,444	$ 0
Impaired loans	$ 7,808	$ 0	$ 7,361	$ 447
OREO	$ 4,230	$ 0	$ 4,230	$ 0

At June 30, 2011 loans with a carrying amount of $13,005 were considered impaired and were written down to their estimated fair value of $10,616.  As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $2,389.  At year end December 31, 2010 loans with a carrying amount of $9,749 were considered impaired and were written down to their estimated fair value of $7,808.  As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $1,941.

The Company is required to disclose estimated fair values for its financial instruments.  Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments.

The estimated fair values of the Company’s financial instruments on the balance sheet at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	($ in thousands)
Financial assets:
Cash and short-term investments	$ 16,126	$ 16,126	$ 41,983	$ 41,983
Securities and other investments	111,535	111,535	103,926	103,926
Net loans	335,302	333,045	337,143	333,665
Accrued interest receivable	1,746	1,746	1,853	1,853
Financial liabilities:
Deposits	$ 379,785	$ 383,752	$ 400,610	$ 401,190
Short-term borrowings	12,130	12,130	9,512	9,512
Long-term borrowings	40,061	42,419	42,561	45,026
Subordinated debentures	10,310	6,785	10,310	6,785
Accrued interest payable	906	906	992	992

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

The following management’s discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition as of June 30, 2011 and December 31, 2010 and results of operations for the three-month and six-month periods ended June 30, 2011 and 2010.  It is intended to supplement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

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

Investment Securities:  The fair value of our investment securities is important to the presentation of the consolidated financial statements since the investment securities are carried on the consolidated balance sheet at fair value.   We utilize a third party vendor to assist in the determination of the fair value of our investment portfolio. Adjustments to the fair value of the investment portfolio impact our consolidated financial condition by increasing or decreasing assets and stockholders’ equity, and possibly earnings.  Declines in the fair value of investment securities below their cost that are deemed to be OTTI are reflected in earnings as realized losses and such securities are assigned a new cost basis. In estimating OTTI, we consider many factors which include: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  To determine OTTI, we utilize a discounted cash flow model to estimate the fair value of the security.  The use of a discounted cash flow model involves judgment, particularly of interest rates, estimated default rates and prepayment speeds.

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

OREO:   Real estate acquired through, or in lieu of, loan foreclosure is held for sale and initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  The fair value is based on appraised or estimated values obtained, less estimated costs to sell, and adjusted based on the highest and best use of the properties, or other changes.  There are uncertainties as to the price we may ultimately receive on the sale of the properties, potential property valuation allowances due to declines in the fair values, and the carrying costs of properties for expenses such as utilities, real estate taxes, and other ongoing expenses may affect future earnings.

Income taxes:  The assessment of income tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Company believes the tax assets and liabilities are properly recorded in the consolidated financial statements.

All remaining information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is shown in thousands of dollars, except per share data.

RESULTS OF OPERATIONS

Performance Summary

The Company reported net loss to common shareholders $882, or $0.53 per common share, for the six months ended June 30, 2011, compared to net income to common shareholders of $20, or $0.01 per common share, for the six months ended June 30, 2010.  Financial results continue to be impacted by the increased provision for loan and lease losses, expenses associated with credit collections, declining net interest margin, declining service fees and mortgage banking income, and FDIC insurance costs.  Key factors behind these results are discussed below:

•

Net interest income of $7,740 for the six months ended June 30, 2011, decreased by 6.3% from the same period in 2010.  On a fully tax-equivalent basis, the net interest margin at June 30, 2011 decreased to 3.37% from 3.54% for the same period in 2010.  The decrease in net interest margin was primarily due to an elevated level of liquidity that was invested in low-yielding assets, weak loan demand and the sale of investment securities during the latter half of 2010.  Average loans outstanding decreased by $21,445  and  average balance of federal funds sold and securities purchased under agreements to resell increased $13,284 at June 30, 2011, compared to a year earlier.  The average yield on earning assets was 4.83% at June 30, 2011 compared to 5.47% at June 30, 2010.

•

Loans of $343,842 at June 30, 2011, increased $4,672 from December 31, 2010. Loan growth has been impacted by the current credit environment, economic conditions, loan payoffs, and charge-offs; however, in the second quarter we experienced growth in commercial and agricultural loans.  Although competition among local and regional banks for creditworthy borrowers and core deposit customers remains high, we remain committed to supporting our markets through lending to creditworthy borrowers as opportunities arise.

•

Total deposits were $379,785 at June 30, 2011, down $20,825 from year-ended December 31, 2010 primarily due to normal customer inflows and outflows and the maturity of brokered certificates of deposit.

•

Net charge-offs were $3,197 in the first six months of 2011, and $1,960 for the comparable period in 2010. The provision for loan and lease losses was $2,950 for the first six months of 2011, compared with $2,355 for the first six months of 2010.  The 2011 provision has increased over the 2010 provision due to economic factors that include: the high unemployment rate in our market areas, increased delinquencies in existing commercial real estate and construction credits resulting from weakness in the local economies, depressed collateral values, and internal assessments of currently performing loans with increased risk for future delinquencies.  The Bank’s coverage ratio of the allowance for loan and lease losses to total loans at June 30, 2011 was 2.68% compared to 2.79% at December 31, 2010 and 2.38% at June 30, 2010.

•

Noninterest income for the six months ended June 30, 2011 increased $202, or 9.2%, to $2,409 from the comparable period in 2010 due to a legal settlement, the details of which are subject to a confidentiality agreement.  Noninterest expense for the six months ended June 30, 2011 was $8,311, an increase of $584 over the first six months of 2010, due primarily to increased marketing and product expenses associated with a new deposit product, FDIC costs, foreclosure/OREO expenses, loan servicing costs, and loss on sale of investment securities.

•

As of June 30, 2011, the Company’s tier 1 risk-based capital ratio and total risk-based capital ratios were 10.0 % and 15.4%, respectively.  Both ratios are in excess of regulatory minimum requirements.

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

Taxable-equivalent net interest income for the six months ended June 30, 2011, was $7,873, down from $8,385 in the related 2010 period. The decrease in taxable equivalent net interest income was attributable to unfavorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities lowered taxable equivalent net interest income by $285) and unfavorable rates variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $227).

The tax-equivalent net interest margin for the first six months of 2011 was 3.37%, down from 3.54% in the related 2010 period.  For 2011, the yield on earning assets of 4.83% was 64 bps lower than the comparable period last year.  Loan yields decreased 37 bps, to 5.69%, impacted by levels of nonaccrual loans, lower loan yields given the repricing of adjustable rate loans, soft loan demand, and competitive pricing pressures to retain and/or obtain creditworthy borrowers.  The yield on investment securities and other short-term investments decreased 101 bps to 2.66%, impacted by the Company’s excess liquidity position invested in lower-yielding assets resulting from soft loan demand during 2011 and the sale of investment securities during the latter half of 2010.

The cost of interest-bearing liabilities of 1.76% for the first six months of 2011 was 51 bps lower than the related 2010 period.  The average cost of interest-bearing deposits was 1.51%, down 47 basis points, while the cost of wholesale funding (comprised of short-term borrowings and long-term borrowings) decreased 16 bps to 3.31% for the six months ended June 30, 2011.  The $10,310 of subordinated debentures had a fixed rate of 5.98% through December 15, 2010, after which they have a floating rate equal to the three-month LIBOR plus 1.43%, adjusted quarterly.  The interest rate at June 30, 2011 was 1.68%.

Average earning assets of $471,369 for the first six months of 2011 were $6,800 lower than the comparable period last year.   Average federal funds sold and securities purchased under agreements to resell grew $13,284 to $25,116, reflecting the Company’s increased liquidity position.  Average loans decreased $21,445 to $338,024 as a result of soft loan demand, pay-offs and charge-offs.   Taxable equivalent interest income in 2011 decreased $1,671 to $11,297 due to $598 unfavorable earning asset volume changes and $1,073 unfavorable rate variances.

Average interest-bearing liabilities of $392,906 for the first six months of 2011 were down $13,594 compared to the related 2010 period. Average interest-bearing deposits decreased $15,028 and, average noninterest-bearing deposits increased $7,020.  For the first six months of 2011, interest expense decreased $1,159 of which $846 was due to favorable rate changes and $313 was due to favorable volume changes.

Table 1:  Year-To-Date Net Interest Income Analysis – Taxable Equivalent Basis

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/Expense	Yield/Rate	Balance	Income/Expense	Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)	$ 338,024	$ 9,538	5.69%	$ 359,469	$ 10,807	6.06%
Investment securities:
Taxable	92,487	1,329	2.90%	92,645	1,833	3.99%
Tax-exempt (2)	12,194	297	4.91%	10,184	281	5.57%
Interest-bearing deposits in other financial institutions	8	0	0.00%	11	0	0.00%
Federal funds sold	9,289	6	0.13%	11,832	8	0.14%
Securities purchased under agreements to sell	15,827	107	1.36%	0	0	0.00%
Other interest-earning assets	3,540	20	1.14%	4,028	39	1.95%
Total earning assets	$ 471,369	$ 11,297	4.83%	$ 478,169	$ 12,968	5.47%
Cash and due from banks	$ 7,529			$ 7,573
Other assets	26,550			27,042
Allowance for loan losses	(9,163)			(8,520)
Total assets	$ 496,285			$ 504,264
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand	$ 37,565	$ 89	0.48%	$ 34,879	$ 107	0.62%
Savings deposits	114,647	440	0.77%	103,542	532	1.04%
Time deposits	177,624	1,940	2.20%	206,443	2,753	2.69%
Short-term borrowings	10,254	52	1.02%	8,765	39	0.89%
Long-term borrowings	42,506	813	3.86%	42,561	845	4.00%
Subordinated debentures	10,310	90	1.76%	10,310	307	5.98%
Total interest-bearing liabilities	$ 392,906	$ 3,424	1.76%	$ 406,500	$ 4,583	2.27%
Noninterest-bearing demand deposits	57,555			50,535
Other liabilities	2,744			3,524
Stockholders' equity	43,080			43,705
Total liabilities and stockholders' equity	$ 496,285			$ 504,264

Net interest income and rate spread		$ 7,873	3.07%		$ 8,385	3.20%
Net interest margin			3.37%			3.54%
(1) Non-accrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.
(3) Interest income includes loan fees of $163 in 2011 and $184 in 2010.

Table 2:  Volume/Rate Variance - Taxable Equivalent Basis

Comparison of six months ended June 30, 2011 versus 2010
		Due to
	Volume	Rate	Net
	($ in thousands)
Loans (1)(2)	($644)	($625)	($1,269)
Taxable investments	(3)	(501)	(504)
Tax-exempt investments (2)	56	(40)	16
Interest-bearing deposits in other financial institutions	0	0	0
Federal funds sold	(2)	0	(2)
Securities purchased under agreements to sell	0	107	107
Other interest-earning assets	(5)	(14)	(19)
Total earning assets	(598)	(1,073)	(1,671)
Interest-bearing demand	8	(26)	(18)
Savings deposits	57	(149)	(92)
Time deposits	(384)	(429)	(813)
Short-term borrowings	7	6	13
Long-term borrowings	(1)	(31)	(32)
Subordinated debenture	0	(217)	(217)
Total interest-bearing liabilities	(313)	(846)	(1,159)
Net interest income	($285)	($227)	($512)
(1) Non-accrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.

Table 3:  Quarterly Net Interest Income Analysis – Taxable Equivalent Basis

	Three months ended June 30, 2011			Three months ended June 30, 2010
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/Expense	Yield/Rate	Balance	Income/Expense	Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)	$ 336,330	$ 4,695	5.60%	$ 358,221	$ 5,396	6.04%
Investment securities:
Taxable	95,392	691	2.91%	95,094	896	3.78%
Tax-exempt (2)	12,282	149	4.87%	9,960	135	5.43%
Interest-bearing deposits in other financial institutions	8	0	0.00%	10	0	0.00%
Federal funds sold	7,036	2	0.11%	10,192	3	0.12%
Securities purchased under agreements to sell	11,802	40	1.36%	0	0	0.00%
Other interest-earning assets	3,467	9	1.04%	4,028	20	1.99%
Total earning assets	$ 466,317	$ 5,586	4.81%	$ 477,505	$ 6,450	5.42%
Cash and due from banks	$ 7,412			$ 7,506
Other assets	26,499			27,594
Allowance for loan losses	(8,867)			(8,837)
Total assets	$ 491,361			$ 503,767
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand	$ 34,682	$ 38	0.44%	$ 33,720	$ 51	0.60%
Savings deposits	113,628	221	0.78%	103,630	271	1.05%
Time deposits	174,992	926	2.12%	207,200	1,352	2.62%
Short-term borrowings	10,298	26	1.02%	8,454	19	0.89%
Long-term borrowings	42,451	408	3.86%	42,561	410	3.86%
Subordinated debentures	10,310	45	1.73%	10,310	153	5.98%
Total interest-bearing liabilities	$ 386,361	$ 1,663	1.73%	$ 405,875	$ 2,256	2.23%
Noninterest-bearing demand deposits	59,557			50,507
Other liabilities	2,304			3,538
Stockholders' equity	43,140			43,848
Total liabilities and stockholders' equity	$ 491,361			$ 503,767
Net interest income and rate spread		$ 3,923	3.08%		$ 4,194	3.19%
Net interest margin			3.37%			3.52%
(1) Non-accrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.
(3) Interest income includes loan fees of $85 in 2011 and $94 in 2010.

Table 4:  Volume/Rate Variance - Taxable Equivalent Basis

Comparison of three months ended June 30, 2011 versus 2010
		Due to
	Volume	Rate	Net
	($ in thousands)
Loans (1)(2)	($330)	($371)	($701)
Taxable investments	3	(208)	(205)
Tax-exempt investments (2)	31	(17)	14
Interest-bearing deposits in other financial institutions	0	0	0
Federal funds sold	(1)	0	(1)
Securities purchased under agreements to sell	0	40	40
Other interest-earning assets	(3)	(8)	(11)
Total earning assets	(300)	(564)	(864)
Interest-bearing demand	1	(14)	(13)
Savings deposits	26	(77)	(51)
Time deposits	(210)	(216)	(426)
Short-term borrowings	4	3	7
Long-term borrowings	(1)	(1)	(2)
Subordinated debenture	0	(108)	(108)
Total interest-bearing liabilities	(180)	(413)	(593)
Net interest income	($120)	($151)	($271)
(1) Non-accrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.

Provision for Loan Losses

The provision for loan losses for the first six months of 2011 was $2,950, compared to $2,355 for the same period in 2010 and $4,755 for the full year 2010.  The increase in provision was due primarily to economic factors that include: the high unemployment rate in our market areas, increased delinquencies in existing commercial real estate and construction credits resulting from weakness in the local economies, depressed collateral values, and internal assessments of currently performing loans with increased risk for future delinquencies.  Net charge-offs were $3,197 for the first six months of 2011, compared to $1,960 for the same period of 2010.  The increase in net charge-offs was primarily due to management’s decision, made in consultation with the banking regulators, to charge-off certain impaired loans that were covered by specific reserve allocations identified in the ALLL. At June 30, 2011, the ALLL was $9,224, a decrease of $247 from December 31, 2010.  The ratio of the ALLL to total loans was 2.68% and 2.79% at June 30, 2011 and December 31, 2010, respectively. Nonperforming loans at June 30, 2011, were $18,763, compared to $13,808 at December 31, 2010, representing 5.46% and 4.07% of total loans, respectively.

The provision for loan losses is predominantly a function of the Company’s methodology and judgment as to qualitative and quantitative factors used to determine the adequacy of the ALLL.  The adequacy of the ALLL is affected by changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses.  We believe the level of provisioning and level of our allowance for loan and lease losses followed the direction of our policies and was adequate to cover anticipated and unexpected loan losses inherent in our loan portfolio as of June 30, 2011.  However, we may need to increase our provisions in the future should the quality of the loan portfolio decline or other factors used to determine the allowance worsen.  Please refer to the discussion on “Allowance for Loan and Lease Losses” for further information.

Noninterest Income

Table 5:  Noninterest Income

	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2011	2010	Change	2011	2010	Change
Service fees	$ 252	$ 317	-20.5%	$ 505	$ 604	-16.4%
Trust service fees	267	287	-7.0%	533	564	-5.5%
Investment product commissions	69	57	21.1%	113	107	5.6%
Mortgage banking	84	148	-43.2%	233	298	-21.8%
Gain on sale of investments	0	168	-100.0%	0	168	-100.0%
Other	260	243	7.0%	1,025	466	120.0%
Total noninterest income	$ 932	$ 1,220	-23.6%	$ 2,409	$ 2,207	9.2%

Noninterest income for the first six months of 2011 was $2,409, up $202 from the same six-month period of 2010.  Other noninterest income was $1,025, up $559 from the comparable period of 2010, primarily due to a $500 legal settlement received in the first quarter 2011.

Service fees on deposit accounts for the first six months of 2011 of $505 were down $99 from the same period in 2010.  The decline in service fees was due to a general decrease in the amount of NSF/overdraft fees collected due to changes in customer behavior and regulatory changes.  For the remainder of 2011, core-fee based revenues are expected to face challenges related to these same changes in consumer behavior and the impact of recent consumer banking regulatory changes that have affected year-to-date results thus far.

The Wealth Management Services Group generates trust service fees and investment product commissions. Wealth Management income was $533 for the first six months of 2011, down $31 from the same period in 2010, primarily due to a decrease in the valuation of assets under management, on which fees are based.

Mortgage banking income represents income received from the sale of residential real estate loans into the secondary market.  Mortgage banking income for the first six months of 2011 was $233, compared to $298 for same period in 2010.  Residential loan activity reached an all time refinancing high in 2010 due to a historically low interest rate environment.  Interest rates have since increased, reducing volume thus far in 2011, and the Company anticipates the volume of loans sold to the secondary market for the remainder of 2011 will be considerably lower than 2010, resulting in lower income.   Residential real estate loans originated for sale to the secondary market totaled $10,016 for the first six months of 2011, compared to $19,869 for the first six months of 2010.

Gains on the sale of investments of $168 for first six months of 2010 were attributable to the sale of mortgage-related securities.  No gains on sale of investments were realized during the first six months of 2011.

Noninterest Expense

Total noninterest expense was $8,311 for the first six months of 2011, an increase of $584 over the first six months of 2010.

Table 6:  Noninterest Expense

	Three months ended			Six months ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2011	2010	Change	2011	2010	Change
Salaries and employee benefits	$ 2,096	$ 2,105	-0.4%	$ 4,227	$ 4,210	0.4%
Occupancy	426	469	-9.2%	910	930	-2.2%
Data processing	161	162	-0.6%	334	328	1.8%
Foreclosure/OREO expense	129	130	-0.8%	171	124	37.9%
Legal and professional fees	224	184	21.7%	391	381	2.6%
FDIC expense	285	230	23.9%	599	465	28.8%
Loss on sale of investments	0	0	0.0%	55	0	100.0%
Other	816	665	22.7%	1,624	1,289	26.0%
Total noninterest expense	$ 4,137	$ 3,945	4.9%	$ 8,311	$ 7,727	7.6%

Salaries and employee benefits of $4,227 for the first six months of 2011 increased 0.4% from the same period in 2010.  The increase is primarily attributable to an increase in performance-based incentives and related payroll taxes of $63 in the first six months of 2011.  These increased expenses were partially offset by a decline in health and life insurance expenses of $45 resulting from the reduced number of employees covered under the plans.

Occupancy expense decreased $20 or 2.2% in the first six months of 2011, due to the gain recognized on the sale of the Bank’s branch located in Lake Tomahawk, Wisconsin  that offset the increased costs of building maintenance and utility costs.  The Company closed the Bank’s branch located in Lake Tomahawk, Wisconsin on February 1, 2011.  Foreclosure/OREO expense increased $47 between comparable six month periods primarily attributable to an increase in OREO write-downs and higher carrying costs of OREO, partially offset by $89 of gain on sales of OREO.  Legal and professional fees of $391 increased $10, primarily due to higher legal costs associated with loan collection in 2011.  An increase in FDIC expense of $134 was primarily due to increased deposit insurance rates. Other operating expenses increased $335 compared to the first six months of 2010, primarily due to increased marketing costs and deposit product expenses associated with the introduction of a new deposit program and loan servicing costs.  The Company recognized a $55 loss on the sale of investments in the first six months of 2011.  The security sales were executed in an effort to increase the credit quality of the Company’s investment portfolio.  No such losses were recognized in the comparable 2010 period.

Income Taxes

For the first six months of 2011, the income tax benefit was $552 compared to a $48 income tax expense for the comparable period in 2010.  Management determined that a valuation allowance on deferred tax assets was not necessary, as management believes that tax benefits associated with current and past year’s pre-tax losses will be realized through the Company’s ability to generate sufficient income in the future.

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

At June 30, 2011, the total carrying value of investment securities was $108,919, an increase of $7,609, or 7.5%, since December 31, 2010, primarily attributable to the soft loan demand and excess liquidity position of the Bank.

Table 7:  Investments

		As of		As of
Investment Category	Rating	June 30, 2011		December 31, 2010
		Amount	%	Amount	%
	($ in thousands)
US Treasury & Agencies Debt
	AAA	$ 21,933	100%	$ 22,567	100%
Total		$ 21,933	100%	$ 22,567	100%
US Treasury & Agencies Debt as % of Portfolio			20%		22%
Mortgage-backed securities
	AAA	$ 64,546	100%	$ 56,205	99%
	AA3	67	0%	0	0%
	A+	13	0%	13	0%
	Baa2	0	0%	60	0%
	BA1	0	0%	308	0%
	BA3	0	0%	330	1%
Total		$ 64,626	100%	$ 56,916	100%
Mortgage-Backed Securities as % of Portfolio			59%		57%
Obligations of State and Political Subdivisions
	Aa1	$ 3,345	16%	$ 3,496	17%
	Aa2	4,624	22%	4,492	22%
	AA3	3,417	16%	2,665	13%
	A1	983	5%	905	4%
	A2	0	0%	0	0%
	A3	0	0%	0	0%
	Baa1	339	2%	339	2%
	NR	8,669	39%	8,818	42%
Total		$ 21,377	100%	$ 20,715	100%
Obligations of State and Political Subdivisions as % of Portfolio			20%		20%
Corporate Debt and Equity Securities
	NR	$ 983	100%	$ 1,112	100%
Total		$ 983	100%	$ 1,112	100%
Corporate Debt Securities as % of Portfolio			1%		1%
Total Market Value of Securities		$ 108,919	100%	$ 101,310	100%

Loans

The Bank serves a diverse customer base throughout North Central Wisconsin, including the following industries: agriculture (primarily dairy), retail, manufacturing, service, resort properties, timber and businesses supporting the general building industry.  We continue to concentrate our efforts on originating loans in our local markets and assisting our current loan customers.  We are actively utilizing government loan programs such as U.S. Small Business Administration, U.S. Department of Agriculture, and USDA Farm Service Agency to help these customers survive the current economic downturn of the last few years and position their businesses to return to profitability in the future.

Total loans were $343,842 at June 30, 2011, an increase of $4,672, or 1.4%, from December 31, 2010.  While the overall loan portfolio increased slightly in 2011 including second quarter growth in commercial and agricultural loans, the overall rate of growth has been negatively impacted by the current credit environment, economic conditions, loan payoffs, and charge-offs.

Table 8:  Loan Composition

				As of,
	June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	($ in thousands)
Commercial business	$ 43,987	13%	$ 41,263	12%	$ 39,093	12%	$ 39,650	12%	$ 37,928	11%
Commercial real estate	132,780	38%	130,733	39%	132,079	39%	132,104	38%	137,862	39%
Real estate construction	28,824	8%	29,181	9%	30,206	9%	32,197	9%	32,314	9%
Agricultural	46,990	14%	38,610	12%	39,671	12%	38,966	11%	40,038	12%
Real estate residential	85,965	25%	89,399	26%	91,974	26%	95,160	28%	96,322	27%
Installment	5,296	2%	5,650	2%	6,147	2%	6,120	2%	6,882	2%
Total loans	$ 343,842	100%	$ 334,836	100%	$ 339,170	100%	$ 344,197	100%	$ 351,346	100%
Owner occupied	$ 75,904	57%	$ 77,885	60%	$ 83,115	63%	$ 82,562	62%	$ 83,885	61%
Non-owner occupied	56,876	43%	52,848	40%	48,964	37%	49,542	38%	53,977	39%
Commercial real estate	$ 132,780	100%	$ 130,733	100%	$ 132,079	100%	$ 132,104	100%	$ 137,862	100%
1-4 family construction	$ 863	3%	$ 559	2%	$ 967	3%	$ 1,351	4%	$ 2,234	7%
All other construction	27,961	97%	28,622	98%	29,239	97%	30,846	96%	30,080	93%
Real estate construction	$ 28,824	100%	$ 29,181	100%	$ 30,206	100%	$ 32,197	100%	$ 32,314	100%

Commercial business loans, commercial real estate, real estate construction loans and agricultural loans comprise 73% of our loan portfolio at June 30, 2011.  Such loans are considered to have more inherent risk of default than residential mortgage or consumer loans.  The commercial balance per borrower is typically larger than that for residential and mortgage loans, inferring higher potential losses on an individual customer basis.  Commercial loan growth throughout 2010 and 2011 has been negatively impacted by soft loan demand across all markets, the Company’s aggressive approach to recognizing risks associated with specific borrowers and the recognition of charge-offs on nonperforming loans in a timely manner.

Commercial business loans were $43,987 at June 30, 2011, up $4,894, or 12.5%, since year-end 2010, and comprised 13% of total loans.  The commercial business loan classification primarily consists of commercial loans to small businesses, multi-family residential income-producing businesses, and loans to municipalities. Loans of this type include a diverse range of industries. The credit risk related to commercial business loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any.

Commercial real estate primarily includes commercial-based mortgage loans that are secured by nonfarm/nonresidential real estate properties. Commercial real estate totaled $132,780 at June 30, 2011, up $701, or 0.5%, from December 31, 2010, and comprised 38% of total loans outstanding.  Loans of this type are mainly secured by commercial income properties. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and overall relationship on an ongoing basis.

Real estate construction loans declined $1,382, or 4.6%, to $28,824, representing 8% of the total loan portfolio at June 30, 2011.  Loans in this classification provide financing for the acquisition or development of commercial income properties, multi-family residential development, and single-family consumer construction. The Company controls the credit risk on these types of loans by making loans in familiar markets, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances.

Agricultural loans totaled $46,990 at June 30, 2011, up $7,319, or 18.4%, compared to December 31, 2010, and represented 14% of the loan portfolio.  Loans in this classification include loans secured by farmland and financing for agricultural production.  Credit risk is managed by employing sound underwriting guidelines, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis.

Real estate residential loans totaled $85,965 at June 30, 2011, down $6,009, or 6.5%, from year-end 2010 and comprised 25% of total loans outstanding.  Residential mortgage loans include conventional first lien home mortgages and home equity loans.  Home equity loans consist of home equity lines, and term loans, some of which are first lien positions.  As part of its management of originating residential mortgage loans, nearly all of the Company’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights. At June 30, 2011, $684 in residential mortgages were being held for resale to the secondary market, compared to $7,444 at December 31, 2010.  At December 31, 2010, the Bank held a significant amount of loans held for sale to the secondary market that were not sold until the first quarter 2011.

Installment loans totaled $5,296 at June 30, 2011, down $851, or 13.8%, compared to December 31, 2010, and represented 2% of the loan portfolio.  Loans in this classification include short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2011, no significant industry concentrations existed in the Company’s portfolio in excess of 30% of total loans.  The Bank has also developed guidelines to manage its exposure to various types of concentration risks.

Allowance for Loan and Lease Losses

The economic environment in 2011 continued to present unique credit-related issues that required management’s attention.  Industry issues impacting asset quality during this period included a general deterioration in economic factors; declining commercial and residential real estate markets; and waning second quarter consumer confidence.  As a result, the Company focused on managing credit risk through enhanced asset quality administration, including early problem loan identification and timely resolution of problems.  Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and on-going attention to loan payment performance.

The ALLL is established through a provision for credit losses charged to expense.  Loans are charged against the allowance for credit losses when management believes that the collection of principal is unlikely.  The level of the ALLL represents management’s estimate of an amount of reserves which provides for estimated probable credit losses in the loan portfolio at the balance sheet date. To assess the ALLL, an allocation methodology is applied by the Company which focuses on evaluation of several factors, including but not limited to: (1) evaluation of facts and issues related to specific loans; (2) management’s ongoing review and grading of the loan portfolio; (3) consideration of historical loan loss and delinquency experience on each portfolio category; (4) trends in past due and nonperforming loans; (5) the risk characteristics of the various classifications of loans; (6) changes in the size and character of the loan portfolio; (7) concentrations of loans to specific borrowers or industries; (8) existing and forecasted economic conditions; (9) the fair value of underlying collateral; (10) and other qualitative and quantitative factors which could affect potential credit losses. Our methodology reflects guidance by regulatory agencies to all financial institutions.

The allocation methodology used by the Company includes allocations for specifically identified impaired loans and loss factor allocations, with a component primarily based on historical loss rates and a component based on other qualitative factors.  Management allocates the allowance for loan losses by pools of risk within each loan portfolio.  The allocation methodology consists of the following components.  First a valuation allowance estimate is established for specifically identified commercial and consumer loans determined to be impaired by the Company.   Second, management allocates ALLL with loss factors by loan type, primarily based on historical loss and delinquency experience, environmental factors and industry statistics.  During the second quarter of 2011, management refined its process for determining historical loss rates by incorporating default and loss severity rates at a more granular level within each loan portfolio.  The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks.  Lastly, management allocates ALLL to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management.

At June 30, 2011, the ALLL was $9,224, compared to $9,471 at December 31, 2010.  The ALLL as a percentage of total loans was 2.68% and 2.79% at June 30, 2011 and December 31, 2010, respectively.  The provision for loan and lease losses for the first six months of 2011 was $2,950, compared to $2,355 for the first six months of 2010.  Net charge-offs were $3,197 for the six months ended June 30, 2011, compared to $1,960 for the comparable period ended June 30, 2010.  The increase in net charge-offs between the comparable periods was mainly attributable to management’s decision, made in consultation with the banking regulators, to charge-off certain impaired loans that we covered by specific reserve allocations identified in the ALLL.  Loans charged-off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

Since 2007 the Company has experienced elevated levels of net charge-offs and higher nonperforming loans relative to the Company’s historical trends.  Levels of charge-offs and non-performing loans declined in 2010 but have since increased in 2011, and remain historically high.  Issues impacting asset quality during this period included historically depressed economic factors, such as heightened unemployment, depressed commercial and residential real estate markets, volatile energy prices, and waning second quarter consumer confidence. Depressed collateral values have significantly contributed to our elevated levels of nonperforming loans, net charge-offs, and ALLL. During this time period, the Company continued to review its underwriting and risk-based pricing guidelines for commercial real estate and real estate construction lending, as well as on new home equity and residential mortgage loans, to reduce potential exposure within these portfolio categories.

Table 9:  Loan Loss Experience

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Allowance for loan losses:
Balance at beginning of period	$ 9,707	$ 9,471	$ 8,773	$ 8,352	$ 8,870
Charge-offs	(2,474)	(966)	(1,032)	(776)	(1,630)
Recoveries	91	152	230	297	157
Net charge-offs	(2,383)	(814)	(802)	(479)	(1,473)
Provision for loan losses	1,900	1,050	1,500	900	955
Balance at end of period	$ 9,224	$ 9,707	$ 9,471	$ 8,773	$ 8,352
Net loan charge-offs (recoveries):
Commercial business	$ 29	($6)	$ 38	($47)	$ 292
Agricultural	89	99	20	46	(18)
Commercial real estate (CRE)	936	362	152	179	780
Real estate construction	901	211	290	18	92
Total commercial	1,955	666	500	196	1,146
Residential mortgage	425	151	273	250	300
Installment	3	(3)	29	33	27
Total net charge-offs	$ 2,383	$ 814	$ 802	$ 479	$ 1,473

CRE and construction net charge-off detail:
Owner occupied	$ 657	$ 217	$ 82	($68)	$ 433
Non-owner occupied	279	145	70	247	347
CRE	$ 936	$ 362	$ 152	$ 179	$ 780
1-4 family construction	$ 0	$ 0	($18)	$ 0	$ 0
All other construction	901	211	308	18	92
Real estate construction	$ 901	$ 211	$ 290	$ 18	$ 92

Consolidated net income and stockholders’ equity could be affected if management’s estimate of the ALLL proves subsequently different than actual losses, requiring additional or less provision for loan losses to be recorded.  While management uses currently available information to recognize loan losses, future adjustments to the ALLL may be necessary based on changes in economic conditions that affect our customers.  As an integral part of their examination process, various federal and state regulatory agencies also review the ALLL.  These agencies may require additions to the ALLL or may require that certain loan balances be fully or partially charged-off or downgraded when their credit evaluations differ from those of management, based on their judgment of information available to them at the time of their examination.

The allocation of the allowance for loan and lease losses is based on our estimate of loss exposure by category of loans shown in Table 10.

Table 10: Allocation of the Allowance for Loan and Lease Losses

	June 30, 2011	% of Total Loans by Category	March 31, 2011	% of Total Loans by Category	December 31, 2010	% of Total Loans by Category	September 30, 2010	% of Total Loans by Category	June 30, 2010	% of Total Loans by Category
Allowance allocation:
Commercial business	$ 782	13%	$ 514	12%	$ 536	12%	$ 509	12%	$ 532	11%
Agricultural	1,234	14%	1,183	12%	1,146	11%	1,088	11%	1,065	12%
Commercial real estate	3,801	38%	4,586	39%	4,320	38%	3,931	38%	3,913	39%
Real estate construction	1,184	8%	1,298	9%	1,278	9%	1,077	9%	907	9%
Total commercial	7,001	73%	7,581	72%	7,280	70%	6,605	70%	6,417	71%
Residential mortgage	2,096	25%	2,011	26%	2,060	28%	2,057	28%	1,829	27%
Installment	127	2%	115	2%	131	2%	111	2%	106	2%
Total allowance for loan losses	$ 9,224	100%	$ 9,707	100%	$ 9,471	100%	$ 8,773	100%	$ 8,352	100%
Allowance category as a percent of total allowance for loan losses:
Commercial business	8.5%		5.3%		5.6%		5.8%		6.4%
Agricultural	13.4%		12.2%		12.1%		12.4%		12.6%
Commercial real estate	41.2%		47.2%		45.6%		44.8%		46.9%
Real estate construction	12.8%		13.4%		13.5%		12.3%		10.9%
Total commercial	75.9%		78.1%		76.8%		75.3%		76.8%
Residential mortgage	22.7%		20.7%		21.8%		23.4%		21.9%
Installment	1.4%		1.2%		1.4%		1.3%		1.3%
Total allowance for loan losses	100.0%		100.0%		100.0%		100.0%		100.0%

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

Nonperforming loans were $18,763 and $13,808 at June 30, 2011 and December 31, 2010 respectively, reflecting a $3,225 increase in nonaccrual loans and $2,674 increase in restructured loans from year-end 2010.  The high levels of nonperforming loans in recent quarters have been primarily attributable to the impact of depressed property values, decreased sales, longer holding periods, rising costs brought on by depressed real estate conditions and the historically weak economy.

 Table 11:  Nonperforming Loans and Other Real Estate Owned

			As of,
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
	($ in thousands)
Nonaccrual loans not considered impaired:
Commercial business	$ 3,637	$ 1,590	$ 808	$ 2,644	$ 1,880
Agricultural	355	680	369	136	0
Residential mortgage	1,688	1,127	1,605	1,894	956
Installment	1	1	2	15	27
Total nonaccrual loans not considered impaired	5,681	3,398	2,784	4,689	2,863
Nonaccrual loans considered impaired:
Commercial business	7,153	8,040	7,561	7,096	8,524
Agricultural	252	260	71	294	516
Residential mortgage	1,679	2,026	1,124	1,181	1,700
Installment	0	0	0	0	0
Total nonaccrual loans considered impaired	9,084	10,326	8,756	8,571	10,740
Impaired loans still accruing interest	0	1,031	993	118	704
Accruing loans past due 90 days or more	59	25	10	3	1
Restructured loans	3,939	3,714	1,265	145	148
Total nonperforming loans	18,763	18,494	13,808	13,526	14,456
Other real estate owned (OREO)	4,225	3,873	4,230	3,699	2,177
Other repossessed assets	6	0	0	0	442
Investment security (Trust Preferred)	0	0	136	140	211
Total nonperforming assets	$ 22,994	$ 22,367	$ 18,174	$ 17,365	$ 17,286
RATIOS
Nonperforming loans to total loans	5.46%	5.52%	4.07%	3.93%	4.11%
Nonperforming assets to total loans plus OREO	6.61%	6.60%	5.29%	4.99%	4.89%
Nonperforming assets to total assets	4.71%	4.46%	3.57%	3.45%	3.45%
ALLL to nonperforming loans	49%	52%	69%	65%	58%
ALLL to total loans at end of period	2.68%	2.90%	2.79%	2.55%	2.38%
Nonperforming loans by type:
Commercial	$ 771	$ 120	$ 54	$ 621	$ 47
Agricultural	628	948	440	536	516
Commercial real estate (CRE)	9,960	8,943	6,931	7,742	9,961
Real estate construction	2,777	4,325	2,644	1,523	1,235
Total commercial business	14,136	14,336	10,069	10,422	11,759
Residential mortgage	4,567	4,140	3,727	3,086	2,669
Installment	60	18	12	18	28
Total nonperforming loans	18,763	18,494	13,808	13,526	14,456
Commercial real estate owned	3,904	3,627	3,683	3,198	1,463
Residential real estate owned	321	246	547	501	714
Total OREO	4,225	3,873	4,230	3,699	2,177
Other repossessed assets	6	0	0	0	442
Investment security (Trust Preferred)	0	0	136	140	211
Total nonperforming assets	$ 22,994	$ 22,367	$ 18,174	$ 17,365	$ 17,286
CRE and Construction nonperforming loan detail:
Owner occupied	$ 5,618	$ 5,337	$ 5,488	$ 6,259	$ 6,745
Non-owner occupied	4,342	3,606	1,443	1,483	3,216
Commercial real estate	$ 9,960	$ 8,943	$ 6,931	$ 7,742	$ 9,961
1-4 family construction	$ 0	$ 0	$ 0	$ 0	$ 0
All other construction	2,777	4,325	2,644	1,523	1,235
Real estate construction	$ 2,777	$ 4,325	$ 2,644	$ 1,523	$ 1,235

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALLL. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Company expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At June 30, 2011, potential problem loans totaled $5,206, down from $11,967 at December 31, 2010. The decrease in potential problem loans since year-end 2010 is due to a $2,305 decrease in residential mortgage, a $1,890 decrease in commercial real estate, a $1,767 decrease in real estate construction, and a $600 decrease in commercial business loans.  The current level of potential problem loans requires a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by the Company’s customers and on underlying real estate values.

Deposits

Deposits represent the Company’s largest source of funds.  At June 30, 2011 total deposits were $379,785, down $20,825 from year-end 2010.   Core deposits comprised 95.4% of the deposit portfolio at June 30, 2011 compared to 93.3% at December 31, 2010.  Brokered certificates of deposit were 4.6% of the deposit portfolio at June 30, 2011 down from 6.7% at December 31, 2010.  The change in the mix within deposits and brokered certificates of deposit represents the Company’s strategy to grow core deposits and rely less on noncore funding sources.

Table 12:  Deposit Distribution

	June 30,	% of	December 31,	% of
	2011	total	2010	total
	($ in thousands)
Noninterest-bearing demand deposits	$ 60,182	16%	$ 60,446	15%
Interest-bearing demand deposits	33,417	9%	39,462	10%
Savings deposits	115,115	30%	114,515	29%
Time deposits	153,639	40%	159,201	39%
Brokered certificates of deposit	17,432	5%	26,986	7%
Total	$ 379,785	100%	$ 400,610	100%

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

Table 13:  Contractual Obligations

	Payments due by period
	Total	< 1year	1-3 years	3-5 years	> 5 years
	($ in thousands)
Subordinated debentures	$ 10,310	$ 0	$ 0	$ 0	$ 10,310
Other long-term borrowings	10,000	0	0	10,000	0
FHLB borrowings	30,061	0	15,000	15,061	0
Total long-term borrowing obligations	$ 50,371	$ 0	$ 15,000	$ 25,061	$ 10,310

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

While dividends and service fees from the Bank and proceeds from the issuance of capital are primary funding sources for the Company, these sources could be limited or costly (such as by regulation increasing the capital needs of the Bank, or by limited appetite for new sales of company stock).  No dividends were received in cash from the Bank in 2011 or 2010.  Also, as discussed in the Capital section the Company’s written agreement with the Federal Reserve Bank of Minneapolis (“Federal Reserve Bank”), and the Bank’s written agreement with the Federal Deposit Insurance Corporation (“FDIC”) and Wisconsin Department of Financial Institutions (“DFI”) places restrictions on the payment of dividends from the Bank to the Company without prior approval from our regulators.

Investment securities are an important tool to the Company’s liquidity objective.  All investment securities are classified as available-for-sale and are reported at fair value on the consolidated balance sheet.  Approximately $62,378 of the $108,919 investment securities portfolio on hand at June 30, 2011, were pledged to secure public deposits, short-term borrowings, and for other purposes as required by law.  The majority of the remaining securities could be sold to enhance liquidity, if necessary.

The scheduled maturity of loans could also provide a source of additional liquidity.  Factors affecting liquidity relative to loans are loan renewals, origination volumes, prepayment rates, and maturity of the existing loan portfolio.  The Bank’s liquidity position is influenced by changes in interest rates, economic conditions, and competition.  Conversely, loan demand may cause us to acquire other sources of funding which could be more costly than deposits.

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

Capital

The Company regularly reviews the adequacy of its capital to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. Management actively reviews capital strategies for the Company and the Bank in light of perceived business risks associated with current and prospective earning levels, liquidity, asset quality, economic conditions in the markets served, and the level of dividends available to shareholders.  It is management’s intent to maintain an optimal capital and leverage mix for growth and for shareholder return. Management believes that both the Company and Bank had a strong capital base at June 30, 2011.

On November 9, 2010, the Bank entered into a formal written agreement with the FDIC and the DFI.  Under the terms of the agreement, the Bank is required to: (i) maintain ratios of Tier 1 capital to each of total assets and total risk-weighted assets of at least 8.5% and 12%, respectively; (ii) refrain from declaring or paying any dividend without the written consent of the FDIC and DFI; and (iii) refrain from increasing its total assets by more than 5% during any three-month period without first submitting a growth plan to the FDIC and DFI.  As of June 30, 2011, the tier 1 risk-based capital ratio, total risk-based capital (tier 1 and tier 2) ratio, and tier 1 leverage ratio for both the Company and the Bank were in excess of regulatory minimum requirements, as well as the heightened requirements as set forth in the Bank’s written agreement with the FDIC and DFI.

On October 14, 2008, the U.S. Department of the Treasury (“Treasury”) announced details of the Capital Purchase Plan (“CPP”) whereby the Treasury made direct equity investments into qualifying financial institutions in the form of preferred stock, providing an immediate influx of Tier 1 capital into the banking system.   On February 20, 2009, under the CPP, the Company issued 10,000 shares of Series A Preferred Stock and a warrant to purchase 500 shares of Series B Preferred Stock (together with the Series A Preferred stock, the “TARP Preferred Stock”), which was immediately exercised, to the Treasury.  Total proceeds received were $10,000.  The proceeds received were allocated between the Series A Preferred Stock and the Series B Preferred Stock based upon their relative fair values, which resulted in the recording of a discount on the Series A Preferred Stock and a premium on the Series B Preferred Stock.  The discount and premium will be amortized over five years.  The allocated carrying value of the Series A Preferred Stock and Series B Preferred Stock on the date of issuance (based on their relative fair values) was $9,442 and $558, respectively.  Cumulative dividends on the Series A Preferred Stock accrue and are payable quarterly at a rate of 5% per annum for five years.  The rate will increase to 9% per annum thereafter if the shares are not redeemed by the Company.  The Series B Preferred Stock dividends accrue and are payable quarterly at 9%.  All $10,000 of the TARP Preferred Stock qualify as Tier 1 Capital for regulatory purposes at the Company.

Table14:  Capital Ratios

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
June 30, 2011
Mid-Wisconsin Financial Services, Inc.
Tier 1 to average assets	$ 47,890	10.0%	$ 19,510	4.0%
Tier 1 risk-based capital ratio	48,790	14.1%	13,853	4.0%
Total risk-based capital ratios	53,179	15.4%	27,705	8.0%
Mid-Wisconsin Bank
Tier 1 to average assets	$ 42,984	8.9%	$ 19,378	4.0%	$ 41,179	8.5%
Tier 1 risk-based capital ratio	42,984	12.5%	13,730	4.0%	20,595	6.0%
Total risk-based capital ratios	47,335	13.8%	27,460	8.0%	41,189	12.0%

December 31, 2010
Mid-Wisconsin Financial Services, Inc.
Tier 1 to average assets	$ 50,575	10.0%	$ 20,143	4.0%
Tier 1 risk-based capital ratio	50,575	14.2%	14,252	4.0%
Total risk-based capital ratios	55,091	15.5%	28,504	8.0%
Mid-Wisconsin Bank
Tier 1 to average assets	$ 44,787	9.0%	$ 20,024	4.0%	$ 42,552	8.5%
Tier 1 risk-based capital ratio	44,787	12.7%	14,140	4.0%	21,210	6.0%
Total risk-based capital ratios	49,268	13.9%	28,280	8.0%	42,420	12.0%
(1) The Bank has agreed with the FDIC and DFI that, until its formal written agreement with such parties is no longer in effect, it will maintain minimum capital ratios at specified levels higher that those otherwise required by applicable regulations as follows:
Tier 1 capital to total average assets - 8.5% and total capital to risk-weighted assets (total capital) - 12%.
(2) Prompt corrective action provisions are not applicable at the bank holding company level.

The Company’s ability to pay dividends depends in part upon the receipt of dividends from the Bank and these dividends are subject to limitation under banking laws and regulations. Pursuant to the agreement with the FDIC and DFI, the Bank needs the written consent of the regulators to pay dividends to the Company.  The Bank has not paid dividends to the Company since 2006.  Additionally, on May 10, 2011, the Company entered into a formal written agreement with the Federal Reserve Bank of Minneapolis.  Pursuant to the written agreement at the holding company level, the Company needs the written consent of the Federal Reserve Bank of Minneapolis to pay dividends to our stockholders.  We are also prohibited from paying dividends on our common stock if we fail to make distributions or required payments on our junior subordinated debentures (the “Debentures”) or on our TARP Preferred Stock. In consultation with the Federal Reserve Bank of Minneapolis, on May 12, 2011, the Company exercised its rights to suspend dividends on the outstanding TARP Preferred Stock and has also elected to defer interest on the debentures.  Under the terms of the Debentures, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the TARP Preferred Stock.  Dividend payments on the TARP Preferred Stock may be deferred without default, but the dividend is cumulative and therefore will continue to accrue and, if the Company fails to pay dividends for an aggregate of six quarters, whether or not consecutive, the holder will have the right to appoint representatives to the Company’s board of directors.  The terms of the TARP Preferred Stock also prevent the Company from paying cash dividends on or repurchasing its common stock while dividends are in arrears.  Therefore, the Company will not be able to pay dividends on its common stock until it has fully paid all accrued and unpaid dividends on the Debentures and the TARP Preferred Stock.  On June 30, 2011, the Company had $204 accrued and unpaid dividends on the TARP Preferred Stock and $54 accrued and unpaid interest due on the Debentures.

Quarter ended June 30, 2011 compared to June 30, 2010

The Company reported net loss available to common shareholders of $862, or $0.52 per common share, for the three months ended June 30, 2011, compared to net income available to common shareholders of $168, or $0.10 per common share, for the corresponding period in 2010.  Current quarterly earnings decreased $280 due to decreased net interest income, decreased $945 from increased provision for loan losses, and decreased $288 from decreased noninterest income and $192 from increased noninterest expense.  Second quarter 2010 earnings included a $168 gain on sale of investments.

Taxable equivalent net interest income for the second quarter of 2011 was $3,923, $271 lower than second quarter 2010.  Changes in the rate environment and product pricing decreased net interest income by $151, while changes in balance sheet volume and mix decreased taxable equivalent net interest income by $120.  The net interest margin was 3.37% at June 30, 2011, compared to 3.52% at June 30, 2010.

Average earning assets of $466,317 for the second quarter 2011 were $11,188 lower than the comparable quarter last year.   Average federal funds sold and securities purchased with agreements to resell grew $8,646 to $18,838, reflecting the Company’s increased liquidity position and soft loan demand.  Average loans decreased $21,891 to $336,330.  On the funding side, average interest-bearing deposits were down $21,248, while average noninterest-bearing deposits increased $9,050.  Total average borrowings increased $1,734 to $52,749.

The provision for loan losses for the second quarter 2011 was $1,900, compared to $955 in the comparable period in 2010.  Net charge-offs were $2,383 in the second quarter 2011 and $1,473 in the second quarter 2010.  The increase in net charge-offs between the comparable June periods was mainly attributable to management’s decision, made in consultation with the banking regulators, to charge-off certain impaired loans that were covered by specific reserve allocations identified in the ALLL.  Total nonperforming loans of $18,763, or 5.46% of total loans, at June 30, 2011 increased from $14,456, or 4.11% of total loans at June 30, 2010.  The ratio of allowance for loan and lease losses to total loans at June 30, 2011 was 2.68%, compared to 2.38% at June 30, 2010.

Total noninterest income for the quarter ended June 20, 2011was $932 compared to $1,220 during the June 2010 quarter, a decrease of $288 or 23.6%.  The decrease was due to a $65 decrease in customer overdraft fees due to regulatory changes, a $20 decrease in trust service fees, and a $64 decrease in mortgage banking income.  Residential refinancing activity was higher in the second quarter 2010 due to low interest rates.  The June 2010 quarterly earnings also included a $168 gain on sale of mortgage-related investment securities, while no such gains were recognized in the 2011 period.

Noninterest expenses totaled $4,137 during the June 2011 quarter compared to $3,945 during the prior June 2010 quarter, an increase of $192, or 4.9%.  Legal and professional fees of $224 increased $40, primarily due to higher legal costs associated with loan collection in 2011.  An increase in FDIC expense of $55 was primarily due to increased deposit insurance rates. Other operating expenses increased $151 compared to the June 2010 quarter, primarily due to increased marketing costs and deposit product expenses associated with the introduction of a new deposit program implemented in the first quarter of 2011 and loan servicing costs.  Offsetting these increases were a $9 decrease in salaries and employee benefits and a $43 decrease in occupancy expense.  The decrease in salaries and employee benefits is primarily attributable to a decline in health and life insurance expenses of $26 resulting from the reduced number of employees covered under the plans, offset by increases in performance-based incentives and related payroll taxes of $18.  Occupancy expense decreased $43, or 9.2%, due to the gain recognized on the sale of the Bank’s branch located in Lake Tomahawk, Wisconsin  in the second quarter 2011, that offset the increased costs of building maintenance and utility costs.  The Company closed the Bank’s branch located in Lake Tomahawk, Wisconsin on February 1, 2011.

Table 12: Summary Results of Operations

($ in thousands, except per share data)

		Three Months Ended,
	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2011	2010	2010	2010
Results of operations:
Interest income	$ 5,519	$ 5,645	$ 6,018	$ 6,196	$ 6,391
Interest expense	1,663	1,761	2,004	2,175	2,255
Net interest income	3,856	3,884	4,014	4,021	4,136
Provision for loan losses	1,900	1,050	1,500	900	955
Net interest income after provision for loan losses	1,956	2,834	2,514	3,121	3,181
Noninterest income	932	1,477	1,876	1,467	1,220
Other-than-temporary impairment losses, net	0	0	0	412	0
Noninterest expenses	4,137	4,174	4,085	3,993	3,945
Income (loss) before income taxes	(1,249)	137	305	183	456
Income tax expense (benefit)	(549)	(3)	65	21	128
Net income (loss)	(700)	140	240	162	328
Preferred stock dividends, discount, and premium	(162)	(160)	(160)	(160)	(160)
Net income (loss) available to common equity	($862)	($20)	$ 80	$ 2	$ 168
Earnings (loss) per common share:
Basic and diluted	($0.52)	($0.01)	$ 0.05	$ 0.00	$ 0.10
Cash dividends per common share	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Weighted average common shares outstanding:
Basic and diluted	1,653	1,652	1,651	1,650	1,649
SELECTED FINANCIAL DATA
Period-End Balances:
Loans	$ 343,842	$ 334,836	$ 339,170	$ 344,197	$ 351,346
Total assets	487,959	502,045	509,082	503,724	501,496
Deposits	379,785	394,214	400,610	393,230	390,583
Stockholders' equity	43,070	42,937	42,970	44,245	44,301
Book value per common share	$ 19.86	$ 19.81	$ 19.85	$ 20.65	$ 20.71
Average Balance Sheet
Loans	$ 336,330	$ 339,737	$ 350,559	$ 352,928	$ 358,221
Total assets	491,361	501,359	507,098	506,711	503,767
Deposits	382,859	391,976	395,411	393,291	395,057
Short-term borrowings	10,298	10,209	11,088	12,972	8,454
Long-term borrowings	42,451	42,561	42,561	42,561	42,561
Stockholders' equity	43,140	43,019	44,037	44,340	43,848
Financial Ratios:
Return on average equity	-8.01%	-0.19%	0.72%	0.02%	1.54%
Return on average common equity	-10.53%	-0.25%	0.94%	0.02%	2.00%
Average equity to average assets	8.78%	8.58%	8.68%	8.75%	8.70%
Common equity to average assets	6.69%	6.53%	6.47%	6.73%	6.70%
Net interest margin (1)	3.37%	3.36%	3.38%	3.38%	3.52%
Total risk-based capital	15.36%	15.69%	15.46%	15.10%	14.93%
Net charge-offs to average loans	0.71%	0.24%	0.23%	0.14%	0.41%
Nonperforming loans to total loans	5.46%	5.52%	4.07%	3.93%	4.11%
Efficiency ratio (1)	85.21%	76.94%	68.63%	79.37%	72.86%
Net interest income to average assets (1)	0.78%	0.77%	0.79%	0.79%	0.82%
Noninterest income to average assets	0.19%	0.29%	0.37%	0.29%	0.24%
Noninterest expenses to average assets	0.84%	0.83%	0.81%	0.79%	0.78%
Stock Price Information (2)
High	$ 10.00	$ 8.05	$ 7.85	$ 9.50	$ 11.00
Low	7.77	7.80	7.80	7.85	9.00
Market price at quarter end	7.77	8.00	7.80	7.85	9.50

(1) Fully taxable-equivalent basis, assuming a Federal tax rate of 34% and adjusted for the disallowance of interest expense.
(2) Bid price

Legislation Impacting the Financial Services Industry

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which is perhaps the most significant financial reform since the Great Depression.  While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions, the Act also contains many provisions which will affect smaller institutions such as the Company in substantial and unpredictable ways. Consequently, compliance with the Act’s provisions may curtail the Company’s revenue opportunities, increase its operating costs, require it to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect the Company’s business or financial results in the future. The Company’s management is actively reviewing the provisions of the Act and assessing its probable impact on the Company’s business, financial condition, and result of operations. However, because many aspects of the Act remain subject to future rulemaking, much of which has been delayed, it is difficult to precisely anticipate its ultimate overall financial impact on the Company and the Bank.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of our President and Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934,  as amended (the “Exchange Act”)) pursuant to Exchange Act Rule 13a-15.  Based upon, and as of the date of, such evaluation, the President and Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were effective with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this report as it relates to us and our subsidiaries.

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

There were no changes in the internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

Exhibit

Number

Description

10.1

Written Agreement by and between the Company and the Federal Reserve Bank of Minneapolis dated May 10, 2011 (incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011)

31.1

Certification of CEO (Principal Executive Officer) pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2

Certification of Principal Accounting Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1

Certification of CEO (Principal Executive Officer) and Principal Accounting Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2010; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2011; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  August 15, 2011

/s/ JAMES F. WARSAW

James F. Warsaw

President and Chief Executive Officer

Date:   August 15, 2011

/s/ RHONDA R. KELLEY

Rhonda R. Kelley

Principal Accounting Officer

EXHIBIT INDEX

to

FORM 10-Q

of

MID-WISCONSIN FINANCIAL SERVICES, INC.

for the quarterly period ended June 30, 2011

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

The following exhibits are filed as part this report:

10.1

Written Agreement by and between the Company and the Federal Reserve Bank of Minneapolis dated May 10, 2011 (incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011)

31.1

Certification of CEO (Principal Executive Officer) pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2

Certification of Principal Accounting Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1

Certification of CEO (Principal Executive Officer) and Principal Accounting Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2010; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2011; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.