Form 10-Q/A
period 2011-06-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2011-08-18
CIK 785024

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Or

 [ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

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

Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

              Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|

                                       Accelerated filer |_|

 Non-accelerated filer |_| (Do not check if a smaller reporting company) Smaller reporting company |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

               Yes |_| No |X|

As of August 3, 2011  there were 1,653,832 shares of $0.10 par value common stock outstanding.

MID-WISCONSIN FINANCIAL SERVICES, INC

Explanatory Note

The purpose of the Form 10–Q/A to Mid-Wisconsin Financial Services, Inc’s quarterly report of Form 10–Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment speaks as of the original filing date of the form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

ITEM 6.   EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

Exhibit

Number

Description

10.1

Written Agreement by and between the Company and the Federal

Previously Filed

 Reserve Bank of Minneapolis dated May 10, 2011 (incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report

on Form 10-Q for the quarterly period ended March 31, 2011)

31.1

Certification of CEO (Principal Executive Officer) pursuant to

Previously Filed

Rule 13a-14(a) and Rule 15d-14(a)

31.2

Certification of Principal Accounting Officer (Principal

Previously Filed

 Financial Officer) pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1

Certification of CEO (Principal Executive Officer) and Principal

Previously Filed

Accounting Officer (Principal Financial Officer) pursuant to 18

U.S.C. Section 1350, as adopted pursuant to Section 906 of

Sarbanes-Oxley Act of 2002

101*

Interactive data files pursuant to Rule 405 of Regulation S-T:

Filed Herewith

(i.)

Consolidated Balance Sheets at June 30, 2011 and December

31, 2010; (ii.) Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2010;

(iii) Consolidated Statements of Changes in Stockholders’

Equity for the six months ended June 30, 2011; (iv) Consolidated

Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010; and (v) Notes to Condensed Consolidated

Financial Statements, tagged as blocks of text.

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections

SIGNATURE

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MID- WISCONSIN FINANCIAL SERVICES, INC.

Date: August 18, 2011

      /s/ JAMES F. WARSAW

   James F. Warsaw

   President and Chief Executive Officer

3