Form 10-Q
period 2011-09-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2011-11-15
CIK 785024

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes  ☐  No  ☒

As of November 3, 2011 there were 1,655,362 shares of $0.10 par value common stock outstanding.

MID-WISCONSIN FINANCIAL SERVICES, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements:

Mid-Wisconsin Financial Services, Inc. and Subsidiary
Consolidated Balance Sheets
(In thousands, except share data)
	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$ 8,554	$ 9,502
Interest-bearing deposits in other financial institutions	10	8
Federal funds sold and securities purchased under agreements to sell	13,969	32,473
Investment securities available-for-sale, at fair value	112,946	101,310
Loans held for sale	1,452	7,444
Loans	338,150	339,170
Less: Allowance for loan and lease losses	(9,282)	(9,471)
Loans, net	328,868	329,699
Accrued interest receivable	1,845	1,853
Premises and equipment, net	7,975	8,162
Other investments, at cost	2,616	2,616
Other assets	15,850	16,015
Total assets	$ 494,085	$ 509,082
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$ 68,393	$ 60,446
Interest-bearing deposits	317,580	340,164
Total deposits	385,973	400,610
Short-term borrowings	11,227	9,512
Long-term borrowings	40,061	42,561
Subordinated debentures	10,310	10,310
Accrued interest payable	844	992
Accrued expenses and other liabilities	2,585	2,127
Total liabilities	451,000	466,112
Stockholders' equity:
Series A preferred stock	9,716	9,634
Series B preferred stock	530	538
Common Stock	165	165
Additional paid-in capital	11,953	11,916
Retained earnings	18,899	20,127
Accumulated other comprehensive income	1,822	590
Total stockholders' equity	43,085	42,970
Total liabilities and stockholders' equity	$ 494,085	$ 509,082

Series A preferred stock authorized (no par value)	10,000	10,000
Series A preferred stock issued and outstanding	10,000	10,000
Series B preferred stock authorized (no par value)	500	500
Series B preferred stock issued and outstanding	500	500
Common stock authorized (par value $0.10 per share)	6,000,000	6,000,000
Common stock issued and outstanding	1,655,362	1,652,122
The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

Mid-Wisconsin Financial Services, Inc. and Subsidiary
Consolidated Statements of Income (Loss)
(In thousands, except per share data)
(Unaudited)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest Income
Loans, including fees	$ 4,598	$ 5,296	$ 14,100	$ 16,075
Securities:
Taxable	651	768	1,980	2,601
Tax-exempt	102	88	303	277
Other	17	44	149	91
Total interest income	5,368	6,196	16,532	19,044
Interest Expense
Deposits	1,104	1,580	3,573	4,973
Short-term borrowings	35	29	87	68
Long-term borrowings	410	412	1,223	1,257
Subordinated debentures	45	154	135	461
Total interest expense	1,594	2,175	5,018	6,759
Net interest income	3,774	4,021	11,514	12,285
Provision for loan losses	900	900	3,850	3,255
Net interest income after provision for loan losses	2,874	3,121	7,664	9,030
Noninterest Income
Service fees	226	283	731	887
Trust service fees	270	277	803	841
Investment product commissions	47	69	160	175
Mortgage banking	94	250	327	548
Gain on sale of investments		330		498
Other	278	258	1,303	725
Total noninterest income	915	1,467	3,324	3,674
Other-than-temporary impairment losses, net
Total other-than-temporary impairment losses	0	426	0	426
Amount in other comprehensive income, before taxes	0	14	0	14
Total impairment	0	412	0	412
Noninterest Expense
Salaries and employee benefits	2,133	2,164	6,360	6,375
Occupancy	432	449	1,342	1,379
Data processing	167	165	501	493
Foreclosure/OREO expense	261	17	432	141
Legal and professional fees	219	147	610	528
FDIC expense	263	232	862	697
Loss on sale of investments			55
Other	709	819	2,333	2,107
Total noninterest expense	4,184	3,993	12,495	11,720
Income (loss) before income taxes	(395)	183	(1,507)	572
Income tax (benefit) expense	(209)	21	(761)	69
Net income (loss)	($186)	$ 162	($746)	$ 503
Preferred stock dividends, discount and premium	(160)	(160)	(482)	(481)
Net income (loss) available to common equity	($346)	$ 2	($1,228)	$ 22
Earnings (Loss) Per Common Share:
Basic and diluted	($0.21)	$ 0.00	($0.74)	$ 0.01
Cash dividends declared per common share	$ 0.00	$ 0.00	$ 0.00	$ 0.00
The accompanying notes to the consolidated financial statements are an integral part of these statements

.

ITEM 1.  Financial Statements Continued:

Mid-Wisconsin Financial Services, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(In thousands)
(Unaudited)
							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Totals
Balance, December 31, 2009	10.5	$ 10,076	1,648	$ 165	$ 11,862	$ 20,025	$ 1,056	$ 43,184
Comprehensive Income:
Net income						503		503
Other comprehensive income							976	976
Reclassification adjustment for net realized gains on securities available-for-sale included in earnings, net of tax							(52)	(52)
Total comprehensive income								1,427
Accretion of preferred stock discount		80				(80)		0
Amortization of preferred stock premium		(8)				8		0
Issuance of common stock:
Proceeds from stock purchase plans			3	0	24			24
Cash dividends:
Preferred stock						(339)		(339)
Dividends declared:
Preferred stock						(69)		(69)
Stock-based compensation					18			18
Balance, September 30, 2010	10.5	$ 10,148	1,651	$ 165	$ 11,904	$ 20,048	$ 1,980	$ 44,245

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Totals
Balance, December 31, 2010	10.5	$ 10,172	1,652	$ 165	$ 11,916	$ 20,127	$ 590	$ 42,970
Comprehensive Income:
Net loss						(746)		(746)
Other comprehensive income							1,199	1,199
Reclassification adjustment for net realized losses on securities available-for-sale included in earnings, net of tax							33	33
Total comprehensive income								486
Accretion of preferred stock discount		82				(82)		0
Amortization of preferred stock premium		(8)				8		0
Issuance of common stock:
Proceeds from stock purchase plans			3	0	21			21
Cash dividends:
Preferred stock						(68)		(68)
Dividends declared:
Preferred stock						(340)		(340)
Stock-based compensation					16			16
Balance, September 30, 2011	10.5	$ 10,246	1,655	$ 165	$ 11,953	$ 18,899	$ 1,822	$ 43,085
The accompanying notes to the consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

Mid-Wisconsin Financial Services, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)
	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net income (loss)	($746)	$ 503
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	815	696
Provision for loan losses	3,850	3,255
Provision for valuation allowance other real estate owned	318	75
(Gain) loss on sale of investment securities	55	(498)
Other-than-temporary impairment losses, net	0	412
Gain on premises and equipment disposals	(35)	0
Gain on sale of foreclosed real estate owned	(135)	(55)
Stock-based compensation	16	18
Changes in operating assets and liabilities:
Loans held for sale	5,992	(293)
Other assets	165	(10,281)
Other liabilities	310	(273)
Net cash provided by (used in) operating activities	10,605	(6,441)
Cash flows from investing activities:
Net increase in interest-bearing deposits in other financial institutions	(2)	(100)
Net (increase) decrease in federal funds sold	18,504	(24,594)
Securities available for sale:
Proceeds from sales	641	20,295
Proceeds from maturities	22,229	25,539
Payment for purchases	(32,709)	(22,382)
Net (increase) decrease in loans	(5,147)	9,016
Capital expenditures	(505)	(344)
Proceeds from sale of premises and equipment	178	0
Proceeds from sale of other real estate owned	1,067	1,053
Net cash provided by investing activities	4,256	8,483

ITEM 1.  Financial Statements Continued:

Mid-Wisconsin Financial Services, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)
	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010
Cash flows from financing activities:
Net decrease in deposits	(14,637)	(4,570)
Net increase in short-term borrowings	1,715	2,047
Proceeds from issuance of long-term borrowings	0	22,061
Principal payments on long-term borrowings	(2,500)	(22,061)
Proceeds from stock benefit plans	21	24
Cash dividends paid on preferred stock	(408)	(408)
Net cash used in financing activities	(15,809)	(2,907)
Net decrease in cash and due from banks	(948)	(865)
Cash and due from banks at beginning of period	9,502	9,824
Cash and due from banks at end of period	$ 8,554	$ 8,959
Supplemental disclosures of cash flow information:	2011	2010
Cash paid during the period for:
Interest	$ 5,166	$ 6,949
Income taxes	0	0
Noncash investing and financing activities:
Loans transferred to other real estate owned	$ 2,203	$ 3,450
Loans charged-off	4,406	3,003
Dividends declared but not yet paid on preferred stock	340	69
Loans made in connection with the sale of other real estate owned	75	486
The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Mid-Wisconsin Financial Services, Inc.’s (the “Company”) and Mid-Wisconsin Bank’s (the “Bank”), its wholly owned banking subsidiary, consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for the periods presented, and all such adjustments are of a normal recurring nature.  The consolidated financial position includes the accounts of all subsidiaries.  All material intercompany transactions and balances are eliminated.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. We have reviewed and evaluated subsequent events through the date this Form 10-Q was filed.

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

Recent Accounting Pronouncements

In April 2011, the FASB issued clarifying guidance regarding which loan modifications constitute troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, the guidance maintains a creditor must separately conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  The accounting standard provides further guidance with respect to whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties.  The measurement guidance is effective for interim and annual periods beginning on or after June 15, 2011, while the disclosure guidance is effective for interim and annual periods beginning on or after June 15, 2011 with retrospective application to restructurings occurring on or after the beginning of the fiscal year.  The Company adopted the accounting standard as of the beginning of the third quarter of 2011, as required, with no material impact on its results of operations, financial position, and liquidity.

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

In January 2010, the FASB issued an accounting standard providing additional guidance relating to fair value measurement disclosures.  Specifically, companies are required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers.  Significance should generally be based on earnings and total assets or liabilities, or when changes are recognized in other comprehensive income, based on total equity.  Companies may take different approaches in determining when to recognize such transfers, including using the actual date of the event or change in circumstances causing the transfer, or using the beginning or ending of a reporting period.  For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements.  Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques.  This accounting standard was effective at the beginning of 2010, except for the detailed Level 3 disclosures which were effective at the beginning of 2011.  The Company adopted the accounting standard at the beginning of 2010 with no material impact on its results of operations, financial position, and liquidity.

In April 2011, the FASB issued an accounting standard that modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale.  Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale.  The provisions remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights.  The accounting standard does not change the other existing criteria used in the assessment of effective control and is effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012.  As the Company accounts for all of its repurchase agreements as collateralized financing arrangements, the adoption of this accounting standard is not expected to have a material impact on the Company’s statements of income or condition.

In May 2011, the FASB issued an accounting standard that provides a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of the accounting standard are as follows:  (1) the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets, while the new accounting standard extends that prohibition to all fair value measurements; (3) an exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks, which such exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) the fair value measurement of instruments classified within an entity’s shareholders’ equity have been aligned with the guidance for liabilities; and (5) disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The provisions of the accounting standard are effective for the Company’s interim reporting period beginning on or after December 15, 2011.  The adoption of this accounting standard is not expected to have a material impact on the Company’s statements of income or condition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Net income (loss)	($186)	$ 162	($746)	$ 503
Preferred dividends, discount and premium	(160)	(160)	(482)	(481)
Net income (loss) available to common equity	(346)	2	(1,228)	22
Weighted average shares outstanding	1,654	1,650	1,654	1,649
Effect of dilutive stock options	0	0	0	0
Diluted weighted average common shares outstanding	1,654	1,650	1,654	1,649
Basic and diluted earnings (loss) per common share	($0.21)	$ 0.00	($0.74)	$ 0.01

Note 3- Securities

The amortized cost and fair values of investment securities available-for-sale at September 30, 2011 and December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
September 30, 2011
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 20,693	$ 422	$ 0	$ 21,115
Mortgage-backed securities	67,647	1,398	67	68,978
Obligations of states and political subdivisions	20,588	1,286	4	21,870
Corporate debt securities	831	1	0	832
Total debt securities	109,759	3,107	71	112,795
Equity securities	151	0	0	151
Total securities available-for-sale	$ 109,910	$ 3,107	$ 71	$ 112,946

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
December 31, 2010
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 22,732	$ 69	$ 234	$ 22,567
Mortgage-backed securities	56,292	908	284	56,916
Obligations of states and political subdivisions	20,239	661	185	20,715
Corporate debt securities	974	0	13	961
Total debt securities	100,237	1,638	716	101,159
Equity securities	151	0	0	151
Total securities available-for-sale	$ 100,388	$ 1,638	$ 716	$ 101,310

The amortized cost and fair values of investment debt securities available-for-sale at September 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair values of securities are estimated based on financial models or prices paid for similar securities.  It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

	Amortized Cost	Fair Value
	($ in thousands)
Due in one year or less	$ 1,545	$ 1,564
Due after one year but within five years	24,477	25,213
Due after five years but within ten years	13,838	14,716
Due after ten years or more	2,252	2,324
Mortgage-backed securities	67,647	68,978
Total debt securities available-for-sale	$ 109,759	$ 112,795

The following table represents gross unrealized losses and the related fair value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in thousands)
September 30, 2011
U.S. Treasury obligations and direct obligations of U.S. government agencies	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Mortgage-backed securities	7,149	61	12	6	7,161	67
Corporate securities	0	0	0	0	0	0
Obligations of states and political subdivisions	326	4	0	0	326	4
Total	$ 7,475	$ 65	$ 12	$ 6	$ 7,487	$ 71
December 31, 2010
U.S. Treasury obligations and direct obligations of U.S. government agencies	$ 13,784	$ 234	$ 0	$ 0	$ 13,784	$ 234
Mortgage-backed securities	26,715	277	72	7	26,787	284
Corporate securities	0	0	136	13	136	13
Obligations of states and political subdivisions	5,719	185	0	0	5,719	185
Total	$ 46,218	$ 696	$ 208	$ 20	$ 46,426	$ 716

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

During 2010, the Company determined that OTTI existed in one non-agency mortgage-backed security and two corporate securities since the unrealized losses on these securities appear to be related in part to expected credit losses that will not be recovered by the Company.  In the first quarter 2011, the Company sold the three OTTI securities, which resulted in net investment losses of $55.  As of September 30, 2011 the Company has determined that there are no remaining OTTI securities in the investment portfolio.

The following is a summary of the credit loss of OTTI recognized in earnings on investment securities during 2010.  The Company recognized OTTI write-downs of $412 during the third quarter 2010. The write-downs were to two unrelated private placement trust preferred securities.  One of the issues was completely written off with an OTTI write-down of $211.  The other issue was partially written-off with an OTTI write-down of $201, related in part to credit losses that were not expected to be recovered by the Company.

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

Based on the Company’s evaluation, management believes that any remaining unrealized losses at September 30, 2011 are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration.

Note 4 – Loans, Allowance for Loan Losses, and Credit Quality

The period end loan composition as of September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
	Amount	Amount
	($ in thousands)
Commercial business	$ 41,756	$ 39,093
Commercial real estate	128,929	132,079
Real estate construction	28,842	30,206
Agricultural	47,010	39,671
Real estate residential	86,479	91,974
Installment	5,134	6,147
Total loans	$ 338,150	$ 339,170

A summary of the changes in the allowance for loan and lease losses by portfolio segment for the periods indicated:

	Beginning Balance at 1/1/2011	Charge-offs	Recoveries	Provision	Ending Balance at 9/30/2011	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment
	($ in thousands)
September 30, 2011
Commercial business	$ 536	($100)	$ 34	$ 465	$ 935	$ 225	$ 710
Commercial real estate	4,320	(1,856)	132	772	3,368	911	2,457
Real estate construction	1,278	(1,149)	14	1,166	1,309	147	1,162
Agricultural	1,146	(373)	107	371	1,251	34	1,217
Real estate residential	2,060	(855)	41	1,053	2,299	614	1,685
Installment	131	(73)	39	23	120	10	110
Total	$ 9,471	($4,406)	$ 367	$ 3,850	$ 9,282	$ 1,941	$ 7,341

	Beginning Balance at 1/1/2010	Charge-offs	Recoveries	Provision	Ending Balance at 12/31/2010	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment
	($ in thousands)
December 31, 2010
Commercial business	$ 497	($435)	$ 167	$ 307	$ 536	$ 0	$ 536
Commercial real estate	3,954	(1,490)	275	1,581	4,320	1,236	3,084
Real estate construction	685	(537)	149	981	1,278	484	794
Agricultural	981	(206)	86	285	1,146	8	1,138
Real estate residential	1,753	(1,207)	83	1,431	2,060	213	1,847
Installment	87	(159)	33	170	131	0	131
Total	$ 7,957	($4,034)	$ 793	$ 4,755	$ 9,471	$ 1,941	$ 7,530

The allocation methodology used by the Company includes allocation for specifically identified impaired loans and loss factor allocations, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors.  Management allocates the allowance for loan and lease losses by pools of risk within each loan portfolio.  While the methodology used at September 30, 2011 and December 31, 2010 was generally comparable, several refinements were incorporated into the historical loss factor allocation process during the first quarter 2011.  The refinements, which impacted individual portfolio allocation amounts, did not materially impact the overall level of the allowance for loan and lease losses.

At September 30, 2011, the allowance for loan loss allocations for the commercial business, real estate construction, agricultural, and residential mortgage portfolios increased, with all other loan portfolio allocations declining from December 31, 2010.  The increase in commercial business and real estate construction was primarily due to a decline in credit quality and higher loss rates.  The increase in agricultural allocation was due to a slight decline in credit quality and increased loan volume.  Residential mortgage increased primarily due to a decline in credit quality metrics.  The allocation of the allowance for loan losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category.  The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

The following table presents nonaccrual loans by portfolio segment for the periods indicated as follows:

	September 30, 2011	December 31, 2010
	Amount	Amount
	($ in thousands)
Commercial business	$ 765	$ 54
Commercial real estate	6,904	5,671
Real estate construction	3,229	2,644
Agricultural	407	440
Real estate residential	3,296	2,729
Installment	6	2
Total nonaccrual loans	$ 14,607	$ 11,540

Loans are generally placed on nonaccrual status when contractually past due 90 days or more on interest or principal payments.  Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest payments on loans, it is management’s practice to place such loans on nonaccrual status immediately, rather than delaying such action until the loan becomes 90 days past due.  When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed, amortization of related loan fees is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash.  If collectability of the principal is in doubt, payments received are applied to the loan principal balance.

A nonaccrual loan is returned to accrual status when all delinquent principal and interest payments become current in accordance with the terms of the loan agreement, the borrower has demonstrated a period of sustained performance, generally a minimum of nine months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

A summary of loans by credit quality indicator based on internally assigned credit grade is as follows:

($ in thousands)
	Highest Quality	High Quality	Quality	Moderate Risk	Acceptable	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2011
Commercial business	$ 869	$ 2,790	$ 5,076	$ 9,375	$ 11,546	$ 9,371	$ 1,982	$ 747	$ 0	$ 41,756
Commercial real estate	0	1,778	15,392	36,655	37,196	13,099	14,389	10,420	0	128,929
Real estate construction	169	2,218	4,567	4,266	11,373	494	2,231	3,524	0	28,842
Agricultural	123	487	2,379	7,001	24,917	8,656	2,530	917	0	47,010
Real estate residential	438	6,401	19,633	23,866	18,768	7,772	5,813	3,788	0	86,479
Installment	7	469	1,376	2,329	747	170	29	7	0	5,134
Total	$ 1,606	$ 14,143	$ 48,423	$ 83,492	$ 104,547	$ 39,562	$ 26,974	$ 19,403	$ 0	$ 338,150

($ in thousands)
	Highest Quality	High Quality	Quality	Moderate Risk	Acceptable	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2010
Commercial business	$ 1,118	$ 2,760	$ 6,217	$ 10,437	$ 13,166	$ 3,928	$ 559	$ 908	$ 0	$ 39,093
Commercial real estate	0	1,306	16,790	32,019	39,448	19,146	14,735	8,635	0	132,079
Real estate construction	172	1,673	6,685	7,062	7,171	1,883	2,723	2,837	0	30,206
Agricultural	0	868	3,341	7,607	18,748	4,338	4,176	593	0	39,671
Real estate residential	652	7,208	24,395	24,574	18,295	7,990	5,022	3,838	0	91,974
Installment	15	555	1,850	2,707	841	165	11	3	0	6,147
Total	$ 1,957	$ 14,370	$ 59,278	$ 84,406	$ 97,669	$ 37,450	$ 27,226	$ 16,814	$ 0	$ 339,170

Loans risk rated acceptable or better are credits performing in accordance with the original terms, have adequate sources of repayment and little identifiable collectability risk.  Special mention credits have potential weaknesses that deserve management’s attention.  If left unremediated, these potential weaknesses may result in deterioration of the repayment of the credit.  Substandard loans typically have weaknesses in the paying capability of the obligor and/or guarantor or in collateral coverage.  These loans have a well-defined weakness that jeopardizes the liquidation of the debt and are characterized by the possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Loans classified as doubtful have all the weaknesses of substandard loans with the added characteristic that the collection of all amounts due according to the original contractual terms is highly unlikely and the amount of the loss is reasonably estimable.  Loans classified as loss are considered uncollectible.

The following table represents loans by past due status for the periods indicated:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days and Over	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	($ in thousands)
September 30, 2011
Commercial business	$ 1,158	$ 16	$ 108	$ 1,282	$ 40,474	$ 41,756	$ 0
Commercial real estate	5,193	778	5,660	$ 11,631	117,298	128,929	0
Real estate construction	891	382	3,229	$ 4,502	24,340	28,842	0
Agricultural	253	1	137	$ 391	46,619	47,010	0
Real estate residential	815	1,062	2,496	$ 4,373	82,106	86,479	0
Installment	67	5	0	$ 72	5,062	5,134	0
Total	$ 8,377	$ 2,244	$ 11,630	$ 22,251	$ 315,899	$ 338,150	$ 0

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days and Over	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	($ in thousands)
December 31, 2010
Commercial business	$ 389	$ 28	$ 0	$ 417	$ 38,676	$ 39,093	$ 0
Commercial real estate	422	2,580	3,677	6,679	125,400	132,079	0
Real estate construction	0	1,143	2,644	3,787	26,419	30,206	0
Agricultural	177	357	250	784	38,887	39,671	0
Real estate residential	1,710	472	2,255	4,437	87,537	91,974	0
Installment	35	16	10	61	6,086	6,147	10
Total	$ 2,733	$ 4,596	$ 8,836	$ 16,165	$ 323,005	$ 339,170	$ 10

The following table presents impaired loans for the periods indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in thousands)
September 30, 2011
With no related allowance:
Commercial business	$ 0	$ 0	$ 0	$ 0	$ 0
Commercial real estate	639	639	0	436	0
Real estate construction	0	0	0	120	0
Agricultural	38	38	0	10	0
Real estate residential	169	169	0	207	0
Installment	0	0	0	0	0
With a related allowance:
Commercial business	$ 510	$ 735	$ 225	$ 367	$ 11
Commercial real estate	6,237	7,148	911	7,085	136
Real estate construction	1,122	1,269	147	1,959	28
Agricultural	244	278	34	215	1
Real estate residential	3,243	3,857	614	2,310	57
Installment	12	22	10	5	1
Total:
Commercial business	$ 510	$ 735	$ 225	$ 367	$ 11
Commercial real estate	6,876	7,787	911	7,521	136
Real estate construction	1,122	1,269	147	2,079	28
Agricultural	282	316	34	225	1
Real estate residential	3,412	4,026	614	2,517	57
Installment	12	22	10	5	1
Total	$ 12,214	$ 14,155	$ 1,941	$ 12,714	$ 234
December 31, 2010
With no related allowance:
Commercial business	$ 0	$ 0	$ 0	$ 0	$ 0
Commercial real estate	243	243	0	413	0
Real estate construction	182	182	0	36	3
Agricultural	0	0	0	109	0
Real estate residential	335	335	0	268	3
Installment	0	0	0	0	0
With a related allowance:
Commercial business	$ 0	$ 0	$ 0	$ 0	$ 0
Commercial real estate	4,715	5,951	1,236	6,805	120
Real estate construction	1,684	2,168	484	984	18
Agricultural	63	71	8	310	0
Real estate residential	586	799	213	1,319	21
Installment	0	0	0	0	0
Total:
Commercial business	$ 0	$ 0	$ 0	$ 0	$ 0
Commercial real estate	4,958	6,194	1,236	7,218	120
Real estate construction	1,866	2,350	484	1,020	21
Agricultural	63	71	8	419	0
Real estate residential	921	1,134	213	1,587	24
Installment	0	0	0	0	0
Total	$ 7,808	$ 9,749	$ 1,941	$ 10,244	$ 165

Troubled Debt Restructurings

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty to maximize the collection of amounts due.  Restructured loan modifications generally result in the Company working with borrowers on a case-by-case basis and may include payment schedule modifications, interest rate concession, maturity date extensions, modification of note structure, or some combination of these concessions.

Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status.  Nonaccrual restructured loans are included with all other nonaccrual loans.  All accruing restructured loans are reported as troubled debt restructurings. Restructured loans remain on nonaccrual status until the customer has attained a sustained period of repayment performance under the modified loan terms, by internal policy usually a minimum of nine months.  Performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to, or maintained on, accrual status.  If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual.

All restructured loans are considered impaired for reporting and measurement purposes.  A loan that has been modified at a below market rate will return to performing status if it satisfies the nine-month performance requirement; however, it will remain classified as a restructured loan.

The following table provides the number of loans modified and classified as trouble debt restructurings by loan category during the three and nine months ended September 30, 2011.

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
	($ in Thousands)
Commercial business	2	$ 131	$ 131	3	$ 722	$ 722
Commercial real estate	9	2,832	2,832	15	6,711	6,711
Real estate construction	0	0	0	6	1,326	1,326
Agricultural	3	208	208	4	249	249
Real estate residential	7	1,115	1,115	14	2,745	2,742
Installment	1	22	22	1	22	22
	22	$ 4,308	$ 4,308	43	$ 11,775	$ 11,772

During the three and nine months ended September 30, 2011, restructured loan modifications made in the commercial lending segment (commercial business, commercial real estate, and real estate construction loans) primarily included maturity date extensions, and payment schedule modifications.  In addition, the Company may work with the borrower in identifying other changes that will mitigate loss to the Company, which may include additional collateral or guarantees to support the loan.

Restructured loan modifications made in the consumer lending segment (real estate residential and installment loans) included maturity date extensions, interest rate concessions, deferrals of payments, and payment schedule modifications for the three months and nine months ended September 30, 2011.

The following table provides the number of loans modified in a trouble debt restructuring during the previous nine months which subsequently defaulted during the three and nine months ended September 30, 2011.

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial business	1	$ 89	1	$ 89
Commercial real estate	4	855	7	2,963
Real estate construction	0	0	5	884
Agricultural	3	208	4	249
Real estate residential	5	1,095	10	2,311
Installment	0	0	0	0
	13	$ 2,247	27	$ 6,496

All loans modified in a trouble debt restructuring are evaluated for impairment.  The nature and extent of impairment of restructured loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the ALLL.

Note 5 – Other Real Estate Owned (“OREO”)

A summary of OREO, which is included in other assets, is as follows:

	Nine months ended September 30, 2011	Year ended December 31, 2010
	($ in thousands)
Balance at beginning of period	$ 4,230	$ 1,808
Transfer of loans at net realizable value to OREO	2,203	4,965
Sale proceeds	(1,067)	(1,590)
Loans made in sale of OREO	(75)	(981)
Net gain from sale of OREO	135	187
Provision charged to operations	(318)	(159)
Balance at end of period	$ 5,108	$ 4,230

Changes in the valuation reserve for losses on OREO were as follows:

	Nine months ended September 30, 2011	Year ended December 31, 2010
	($ in thousands)
Balance at beginning of period	$ 2,788	$ 2,994
Provision charged to operations	318	159
Amounts related to OREO disposed of	(105)	(365)
Balance at end of period	$ 3,001	$ 2,788

OREO was $5,108 at September 30, 2011, compared to $4,230 at December 31, 2010.  The properties held as OREO at September 30, 2011 consisted of $4,157 of commercial real estate (the largest being $1,744 related to a hotel/water park project), $654 real estate construction loans, $50 agricultural loans and $247 residential real estate.  OREO as of year-end 2010 consisted of $3,451of commercial real estate, $82 real estate construction, $150 agricultural loans and $547 residential real estate.  Management generally seeks to ensure properties held are monitored to minimize the Company’s risk of loss. Evaluations of the fair market value of the OREO properties are done quarterly and valuation adjustments, if necessary, are recorded in our consolidated financial statements.

In the first nine months of 2011, we sold 21 OREO properties resulting in a net gain from the sale of OREO of $135.  In November 2011, we sold the former car dealership property held in OREO since 2007.  During 2010 we sold 35 OREO properties resulting in a net gain from the sale of OREO of $187.

Note 6- Short-term Borrowings

Short-term borrowings consisted of $11,227 and $9,512 of securities sold under repurchase agreements at September 30, 2011 and December 31, 2010, respectively.

The Company pledges U.S. agency securities available-for-sale as collateral for repurchase agreements.  The fair value of securities pledged for short-term borrowings totaled $20,648 at September 30, 2011 and $14,032 at December 31, 2010.

The following information relates to federal funds purchased, securities sold under repurchase agreements, and Federal Home Loan Bank open line of credit for the following periods.

	Nine months ended	Year ended
	September 30, 2011	December 31, 2010
	($ in Thousands)
Weighted average rate	0.45%	0.49%
For the period:
Highest month-end balance	$ 15,817	$ 18,329
Daily average balance	$ 11,543	$ 10,411
Weighted average rate	0.46%	0.69%

Note 7- Long-term Borrowings

Long-term borrowings were as follows:

	Nine months ended	Year ended
	September 30, 2011	December 31, 2010
($ in Thousands)
Federal Home Loan Bank advances	$ 30,061	$ 32,561
Other borrowed funds	10,000	10,000
Total long-term borrowings	$ 40,061	$ 42,561

Federal Home Loan Bank Advances – Long-term advances from the Federal Home Loan Bank (“FHLB”) have maturities through 2015 and had a weighted-average interest rate of 3.90% and 4.24% at September 30, 2011 and December 31, 2010, respectively.  FHLB advances decreased $2,500 from year-end 2010 to September 30, 2011, due to the maturity of an advance that was not renewed due to the liquidity position of the Company.

In April 2010, FHLB advances of $22,061 were restructured.  The present value of the cash flows before and after the restructuring were reviewed and it was determined the restructuring was closely related to the original contract within accounting guidance that allows the prepayment penalty to be incorporated into the new borrowing agreements.

Structured repurchase agreements – Fixed rate structured repurchase agreements, which mature in 2014 and 2015 and are callable in 2013, had weighted-average interest rates of 4.24% at September 30, 2011 and December 31, 2010.

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

Following is a description of the valuation methodologies used for the Company’s more significant instruments measured on a recurring and nonrecurring basis at fair value, as well as the classification of the asset or liability within the fair value hierarchy:

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, is as follows:

		Recurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Price in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	($ in thousands)
September 30, 2011
Investment securities available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 21,115	$ 0	$ 21,115	$ 0
Mortgage-backed securities	68,978	0	68,966	12
Obligations of states and political subdivisions	21,870	0	21,343	527
Corporate debt securities	832	0	7	825
Total debt securities	$ 112,795	$ 0	$ 111,431	$ 1,364
Equity securities	151	0	51	100
Total investment securities available for sale	$ 112,946	$ 0	$ 111,482	$ 1,464
December 31, 2010
Investment securities available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 22,567	$ 0	$ 22,567	$ 0
Mortgage-backed securities	56,916	0	56,205	711
Obligations of states and political subdivisions	20,715	0	20,188	527
Corporate debt securities	961	0	0	961
Total debt securities	$ 101,159	$ 0	$ 98,960	$ 2,199
Equity securities	151	0	51	100
Total investment securities available for sale	$ 101,310	$ 0	$ 99,011	$ 2,299

The table below presents a roll forward of the balance sheet amounts for the nine months ended September 30, 2011 and for the year ended December 31, 2010, for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
	Nine months ended September 30, 2011	Year ended December 31, 2011
	($ in thousands)
Balance at beginning of period	$ 2,299	$ 3,119
Total gains or losses (realized/unrealized)
Included in earnings	(55)	(412)
Included in other comprehensive income	7	273
Principal payments	(150)	(693)
Sales	(637)	0
Transfers in and/or out of Level 3	0	12
Balance at end of period	$ 1,464	$ 2,299

Information regarding the fair values of assets measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010, is as follows:

Nonrecurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Price in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
($ in thousands)
September 30, 2011
Loans held for sale	$ 1,452	$ 0	$ 1,452	$ 0
Impaired loans	$ 12,214	$ 0	$ 12,213	$ 1
OREO	$ 5,108	$ 0	$ 5,108	$ 0
December 31, 2010
Loans held for sale	$ 7,444	$ 0	$ 7,444	$ 0
Impaired loans	$ 7,808	$ 0	$ 7,361	$ 447
OREO	$ 4,230	$ 0	$ 4,230	$ 0

At September 30, 2011 loans with a carrying amount of $14,155 were considered impaired and were written down to their estimated fair value of $12,214.  As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $1,941.  At year end December 31, 2010 loans with a carrying amount of $9,749 were considered impaired and were written down to their estimated fair value of $7,808.  As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $1,941.

The Company is required to disclose estimated fair values for its financial instruments.  Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments.

The estimated fair values of the Company’s financial instruments on the balance sheet at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	($ in thousands)
Financial assets:
Cash and short-term investments	$ 22,533	$ 22,533	$ 41,983	$ 41,983
Securities and other investments	115,562	115,562	103,926	103,926
Net loans	330,320	329,575	337,143	333,665
Accrued interest receivable	1,845	1,845	1,853	1,853
Financial liabilities:
Deposits	$ 385,973	$ 388,404	$ 400,610	$ 401,190
Short-term borrowings	11,227	11,227	9,512	9,512
Long-term borrowings	40,061	42,673	42,561	45,026
Subordinated debentures	10,310	6,785	10,310	6,785
Accrued interest payable	844	844	992	992

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

The following management’s discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition as of September 30, 2011 and December 31, 2010 and results of operations for the three-month and nine-month periods ended September 30, 2011 and 2010.  It is intended to supplement the unaudited financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

Special Note Regarding Forward-Looking Statements

Statements made in this document and in documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Stockholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Company and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond the Company’s control, include the following:

•

operating, legal and regulatory risks, including the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations promulgated thereunder;

•

economic, political and competitive forces affecting our banking and wealth management businesses;

•

changes in monetary policy and general economic conditions, which may impact our net interest income;

•

the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful; and

•

other factors discussed under Item 1A, “Risk Factors” in our 2010 Form 10-K and elsewhere therein and herein, and from time to time in our other filings with the Securities and Exchange Commission after the date of this report.

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

Allowance for Loan and Lease Losses (“ALLL”):   Management’s evaluation process used to determine the adequacy of the allowance for loan and lease losses is subject to the use of estimates, assumptions, and judgments. The evaluation process combines several factors: (1) evaluation of facts and issues related to specific loans; (2) management’s ongoing review and grading of the loan portfolio; (3) consideration of historical loan loss and delinquency experience on each portfolio category; (4) trends in past due and nonperforming loans; (5) the risk characteristics of the various classifications of loans; (6) changes in the size and character of the loan portfolio; (7) concentrations of loans to specific borrowers or industries; (8) existing and forecasted economic conditions; (9) the fair value of underlying collateral; and (10) other qualitative and quantitative factors which could affect potential credit losses.  Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance for loan and lease losses, could change significantly.  As an integral part of their examination process, various regulatory agencies also review the allowance for loan and lease losses. Such agencies may require that certain loan balances be classified differently or charged-off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Company believes the allowance for loan and lease losses as recorded in the consolidated financial statements is adequate.

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

RESULTS OF OPERATIONS

Performance Summary

The Company reported net loss to common shareholders $346, or $0.21 per common share, for the quarter ended September 30, 2011, compared to net income to common shareholders of $2, or $0.00 per common share, in the comparable 2010 period.    For the nine months ended September 30, 2011, net loss to common shareholders was $1,228, or $0.74 per common share.  This compares to net income to common shareholders of $22, or $0.01 per common share, for the nine months ended September 30, 2010.

Management believes that the weak economy has resulted in borrowers being very cautious with business expansion, hiring additional employees, and adding additional debt. This environment, combined with historically low interest rates, has created intense competition for high quality credits while other investment alternatives offer little return.  In addition, we expect that the level of provision for loan and lease losses, along with credit-related expenses, will continue to put pressure on our earnings.

Key factors behind these results are discussed below:

•

Net interest income of $11,514 for the nine months ended September 30, 2011, decreased by 6.3% from the same period in 2010.  On a fully tax-equivalent basis, the net interest margin at September 30, 2011 decreased to 3.33% from 3.48% for the same period in 2010.  The decrease in net interest margin was primarily due to an elevated level of liquidity that was invested in lower-yielding assets, weak loan demand, high levels of nonaccrual loans, and the sale of higher yielding investment securities during the latter half of 2010.  Average loans outstanding decreased by $17,805 to $339,460 and the average balance of federal funds sold and securities purchased under agreements to resell increased $4,249 to $22,274 at September 30, 2011, compared to a year earlier.  The average yield on earning assets was 4.76% at September 30, 2011 compared to 5.37% at September 30, 2010.

•

Loans of $338,150 at September 30, 2011, decreased $1,020 from December 31, 2010. Loan growth has been impacted by the current credit environment, economic conditions, loan payoffs,

and charge-offs.  Although competition among local and regional banks for creditworthy borrowers and core deposit customers remains high, we remain committed to supporting our markets through lending to creditworthy borrowers despite the increasing regulatory burden and current economic challenges.

•

Total deposits were $385,973 at September 30, 2011, down $14,637 from the year ended December 31, 2010, primarily due to normal customer inflows and outflows and the maturity of brokered certificates of deposit.

•

Net charge-offs were $4,039 in the first nine months of 2011, and $2,439 for the comparable period in 2010. The provision for loan and lease losses was $3,850 for the first nine months of 2011, compared with $3,255 for the first nine months of 2010.  The provision for loan and lease losses was $900 for the third quarter 2011 and 2010, respectively.  The year-to-date 2011 provision has increased over the 2010 provision due to economic factors that include: the high unemployment rate in our market areas, increased delinquencies in existing commercial real estate and construction credits resulting from weakness in the local economies, depressed collateral values, and internal assessments of currently performing loans with increased risk for future delinquencies.  The Bank’s coverage ratio of the allowance for loan and lease losses to total loans at September 30, 2011 was 2.74% compared to 2.79% at December 31, 2010 and 2.55% at September 30, 2010.

•

Despite a legal settlement of $500 received in the first quarter 2011, noninterest income for the nine months ended September 30, 2011 was $3,324, a $350 decrease from the same nine-month period in 2010.  Noninterest income continued to decline from declining service fees due to regulatory changes and decreased mortgage banking income from the sales of residential real estate loans into the secondary market.  Mortgage banking income did increase in the third quarter 2011 compared to the first six months of 2011 due to declines in interest rates; however, even with this recent uptick the activity is not as high as 2010 levels.  Total noninterest income for the quarter ended September 30, 2011 was $915 compared to $1,467 during the September 2010 quarter mainly due to a $330 gain on sale of securities available for sale in the third quarter 2010, while no such gains were recognized in the 2011 time period.

•

Noninterest expense for the nine months ended September 30, 2011 was $12,495, an increase of $775 over the first nine months of 2010, due primarily to increased foreclosure/OREO expenses, collection expenses, FDIC costs, marketing and product expenses associated with a new deposit product, loan servicing costs, and loss on sale of investment securities.  Noninterest expense for the third quarter 2011 increased $191 to $4,184, or 4.8%, compared to the third quarter 2010 primarily due to OREO write-downs taken in the third quarter 2011 and increased legal and professional fees.

•

In September 2010, the Company recognized other-than-temporary impairment (“OTTI”) write-downs of $412 from two private placement trust preferred securities as the unrealized losses appeared to be related to expected credit losses that will not be recovered by the Company.  No OTTI credit losses were recognized in earnings during 2011.

•

As of September 30, 2011, the Company’s tier 1 risk-based capital ratio and total risk-based capital ratios were 9.8 % and 15.4%, respectively.  Both ratios are in excess of regulatory minimum requirements.

Net Interest Income

Comparison of nine months ended September 30, 2011 versus September 30, 2010

Our earnings are substantially dependent on net interest income, which is the difference between interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits and borrowings. Net interest income is directly impacted by the sensitivity of the balance sheet to changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, and repricing frequencies.

Taxable-equivalent net interest income for the nine months ended September 30, 2011, was $11,712, down from $12,468 in the related 2010 period. The decrease in taxable-equivalent net interest income was primarily attributable to unfavorable rates variances (as the impact of changes in the interest rate environment and product pricing reduced taxable-equivalent net interest income by $624) and to a lesser extent to unfavorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities lowered taxable-equivalent net interest income by $132).

The taxable-equivalent net interest margin for the first nine months of 2011 was 3.33%, down from 3.48% in the related 2010 period.  For 2011, the yield on earning assets of 4.76% was 61 bps lower than the comparable period last year.  Loan yields decreased 46 bps, to 5.57%, impacted by increased levels of nonaccrual loans, lower loan yields given the repricing of adjustable rate loans, soft loan demand, and competitive pricing pressures to retain and/or obtain creditworthy borrowers.  The yield on investment securities and other short-term investments decreased 81 bps to 2.67%, impacted by the Company’s excess liquidity position invested in lower-yielding assets resulting from soft loan demand during 2011 and the sale of investment securities during the latter half of 2010.

The cost of interest-bearing liabilities of 1.72% for the first nine months of 2011 was 50 bps lower than the related 2010 period.  The average cost of interest-bearing deposits was 1.46%, down 47 basis points, while the cost of wholesale funding (comprised of short-term borrowings and long-term borrowings) decreased 7 bps to 3.29% for the nine months ended September 30, 2011.  The Company’s outstanding $10,310 of subordinated debentures had a fixed rate of 5.98% through December 15, 2010, after which they have had a floating rate equal to the three-month LIBOR plus 1.43%, adjusted quarterly.  The interest rate at September 30, 2011 was 1.78%.

Average earning assets of $470,340 for the first nine months of 2011 were $8,238 lower than the comparable period last year.   Average federal funds sold and securities purchased under agreements to resell grew $4,249 to $22,274, reflecting the Company’s increased liquidity position.  Average loans decreased $17,805 to $339,460 as a result of soft loan demand, pay-offs and charge-offs.   Taxable-equivalent interest income in 2011 decreased $2,498 to $16,730 due to $626 unfavorable earning asset volume changes and $1,872 unfavorable rate variances.

Average interest-bearing liabilities of $390,104 for the first nine months of 2011 were down $16,845 compared to the related 2010 period. Average interest-bearing deposits decreased $17,326 while noninterest-bearing deposits increased $9,236.  For the first nine months of 2011, interest expense decreased $1,742 of which $1,248 was due to favorable rate changes and $494 was due to favorable volume changes.

Table 1:  Year-To-Date Net Interest Income Analysis – Taxable-Equivalent Basis

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/Expense	Yield/Rate	Balance	Income/Expense	Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)	$ 339,460	$ 14,154	5.57%	$ 357,265	$ 16,123	6.03%
Investment securities:
Taxable	92,804	1,980	2.85%	89,258	2,601	3.90%
Tax-exempt (2)	12,278	448	4.88%	9,986	413	5.52%
Interest-bearing deposits in other financial institutions	9	0	0.00%	17	0	0.00%
Federal funds sold	11,491	11	0.13%	18,025	40	0.30%
Securities purchased under agreements to sell	10,783	108	1.34%	0	0	0.00%
Other interest-earning assets	3,515	29	1.10%	4,027	51	1.69%
Total earning assets	$ 470,340	$ 16,730	4.76%	$ 478,578	$ 19,228	5.37%
Cash and due from banks	$ 7,781			$ 7,669
Other assets	26,914			27,393
Allowance for loan losses	(9,144)			(8,552)
Total assets	$ 495,891			$ 505,088
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand	$ 36,308	$ 127	0.47%	$ 34,758	$ 161	0.62%
Savings deposits	115,935	671	0.77%	106,245	833	1.05%
Time deposits	174,326	2,775	2.13%	202,892	3,980	2.62%
Short-term borrowings	11,543	87	1.01%	10,183	68	0.90%
Long-term borrowings	41,682	1,223	3.92%	42,561	1,257	3.95%
Subordinated debentures	10,310	135	1.75%	10,310	461	5.98%
Total interest-bearing liabilities	$ 390,104	$ 5,018	1.72%	$ 406,949	$ 6,760	2.22%
Noninterest-bearing demand deposits	60,029			50,793
Other liabilities	2,706			3,426
Stockholders' equity	43,052			43,920
Total liabilities and stockholders' equity	$ 495,891			$ 505,088

Net interest income and rate spread		$ 11,712	3.04%		$ 12,468	3.15%
Net interest margin			3.33%			3.48%
(1) Non-accrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.
(3) Interest income includes loan fees of $242 in 2011 and $274 in 2010.

Table 2:  Volume/Rate Variance – Taxable-Equivalent Basis

Comparison of nine months ended September 30, 2011 versus 2010
	Due to
	Volume	Rate	Net
	($ in thousands)
Loans (1)(2)	($803)	($1,166)	($1,969)
Taxable investments	103	(724)	(621)
Tax-exempt investments (2)	95	(60)	35
Interest-bearing deposits in other financial institutions	0	0	0
Federal funds sold	(15)	(14)	(29)
Securities purchased under agreements to sell	0	108	108
Other interest-earning assets	(6)	(16)	(22)
Total earning assets	(626)	(1,872)	(2,498)
Interest-bearing demand	7	(41)	(34)
Savings deposits	76	(238)	(162)
Time deposits	(560)	(645)	(1,205)
Short-term borrowings	9	10	19
Long-term borrowings	(26)	(8)	(34)
Subordinated debenture	0	(326)	(326)
Total interest-bearing liabilities	(494)	(1,248)	(1,742)
Net interest income	($132)	($624)	($756)
(1) Non-accrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense

Comparison of three months ended September 30, 2011 versus September 30, 2010

Taxable-equivalent net interest income for the third quarter of 2011 was $3,839, $244 lower than third quarter 2010.  Unfavorable rate variances and volume variances decreased net interest income by $384, while changes in balance sheet volume and mix increased taxable equivalent net interest income by $140.  The taxable-equivalent net interest margin for the third quarter ended September 30, 2011 was 3.25%, down from 3.38% in the related 2010 period.

Average earning assets of $468,315 for the third quarter 2011 were $11,066 lower than the comparable quarter last year.   Average federal funds sold and securities purchased with agreements to resell decreased $13,527 to $16,682, while average investment securities increased $13,680 to $105,872.  Average loans decreased $10,643 to $342,285.  On the funding side, average interest-bearing deposits of $320,142 were down $21,847 while average noninterest-bearing deposits increased $13,594 to $64,895   compared to the related 2010 period.  Total average borrowings decreased $1,394 to $54,139.

Table 3:  Quarterly Net Interest Income Analysis – Taxable-Equivalent Basis

	Three months ended September 30, 2011			Three months ended September 30, 2010
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/Expense	Yield/Rate	Balance	Income/Expense	Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)	$ 342,285	$ 4,614	5.35%	$ 352,928	$ 5,315	5.97%
Investment securities:
Taxable	93,429	652	2.77%	82,595	768	3.69%
Tax-exempt (2)	12,443	151	4.81%	9,597	131	5.43%
Interest-bearing deposits in other financial institutions	9	0	0.00%	29	0	0.00%
Federal funds sold	15,823	5	0.13%	30,209	32	0.42%
Securities purchased under agreements to sell	859	2	0.92%	0	0	0.00%
Other interest-earning assets	3,467	9	1.03%	4,023	12	1.18%
Total earning assets	$ 468,315	$ 5,433	4.60%	$ 479,381	$ 6,258	5.18%
Cash and due from banks	$ 8,277			$ 7,879
Other assets	27,784			28,066
Allowance for loan losses	(9,106)			(8,615)
Total assets	$ 495,270			$ 506,711
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand	$ 33,833	$ 38	0.44%	$ 34,519	$ 54	0.62%
Savings deposits	117,395	231	0.78%	110,564	301	1.08%
Time deposits	168,914	835	1.96%	196,906	1,225	2.47%
Short-term borrowings	14,078	35	0.99%	12,972	29	0.90%
Long-term borrowings	40,061	410	4.06%	42,561	412	3.84%
Subordinated debentures	10,310	45	1.73%	10,310	154	5.98%
Total interest-bearing liabilities	$ 384,591	$ 1,594	1.64%	$ 407,832	$ 2,175	2.12%
Noninterest-bearing demand deposits	64,895			51,301
Other liabilities	2,775			3,238
Stockholders' equity	43,010			44,340
Total liabilities and stockholders' equity	$ 495,270			$ 506,711
Net interest income and rate spread		$ 3,839	2.96%		$ 4,083	3.06%
Net interest margin			3.25%			3.38%
(1) Non-accrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.
(3) Interest income includes loan fees of $79 in 2011 and $90 in 2010.

Table 4:  Volume/Rate Variance – Taxable-Equivalent Basis

Comparison of three months ended September 30, 2011 versus 2010
	Due to
	Volume	Rate	Net
	($ in thousands)
Loans (1)(2)	($160)	($541)	($701)
Taxable investments	101	(217)	(116)
Tax-exempt investments (2)	39	(19)	20
Interest-bearing deposits in other financial institutions	0	0	0
Federal funds sold	(15)	(12)	(27)
Securities purchased under agreements to sell	0	2	2
Other interest-earning assets	(2)	(1)	(3)
Total earning assets	(37)	(788)	(825)
Interest-bearing demand	(1)	(15)	(16)
Savings deposits	19	(89)	(70)
Time deposits	(174)	(216)	(390)
Short-term borrowings	3	3	6
Long-term borrowings	(24)	22	(2)
Subordinated debenture	0	(109)	(109)
Total interest-bearing liabilities	(177)	(404)	(581)
Net interest income	$ 140	($384)	($244)
(1) Non-accrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.

Provision for Loan Losses

The provision for loan losses for the first nine months of 2011 was $3,850, compared to $3,255 for the same period in 2010.  The increase in provision was due primarily to economic factors that include:

increased delinquencies in existing commercial real estate and construction credits resulting from weakness in the local economies, depressed collateral values, and internal assessments of currently performing loans with increased risk for future delinquencies.  Net charge-offs were $4,039 for the first nine months of 2011, compared to $2,439 for the same period of 2010.  The increase in net charge-offs was primarily due to management’s decision, made in consultation with the Bank’s regulators, to charge-off certain impaired loans that were covered by specific reserve allocations identified in the ALLL in the second quarter of 2011. At September 30, 2011, the ALLL was $9,282, a decrease of $189 from December 31, 2010.  The ratio of the ALLL to total loans was 2.74% and 2.79% at September 30, 2011 and December 31, 2010, respectively. Nonperforming loans at September 30, 2011, were $20,630, compared to $13,808 at December 31, 2010, representing 6.10% and 4.07% of total loans, respectively.

The provision for loan losses is predominantly a function of the Company’s methodology and judgment as to qualitative and quantitative factors used to determine the adequacy of the ALLL.  The adequacy of the ALLL is affected by changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses.  We believe the level of provisioning and level of our ALLL followed the direction of our policies and was adequate to cover anticipated and unexpected loan losses inherent in our loan portfolio as of September 30, 2011.  However, we may need to increase our provisions in the future should the quality of the loan portfolio decline or other factors used to determine the allowance worsen.  Please refer to the discussion under “Allowance for Loan and Lease Losses” for further information.

Noninterest Income

Table 5:  Noninterest Income

	Three months ended			Nine months ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2011	2010	Change	2011	2010	Change
	($ in thousands)
Service fees	$ 226	$ 283	-20.1%	$ 731	$ 887	-17.6%
Wealth management	317	346	-8.4%	963	1,016	-5.2%
Mortgage banking income	94	250	-62.4%	327	548	-40.3%
Net realized gain on sale of securities available for sale	0	330	-100.0%	0	498	-100.0%
Other operating income	278	258	7.8%	1,303	725	79.7%
Total noninterest income	$ 915	$ 1,467	-37.6%	$ 3,324	$ 3,674	-9.5%

Comparison of nine months ended September 30, 2011 versus September 30, 2010

Noninterest income for the first nine months of 2011 was $3,324, down $350 from the same nine-month period of 2010.  Service fees were $731, down $156 from the comparable period last year.  Mortgage banking income was $327 compared to $548 at September 30, 2010.  Net gains on the sale of securities available for sale were $498 in 2010.  Other noninterest income was $1,303, up $578 from the comparable period of 2010, primarily due to a $500 legal settlement received in the first quarter 2011.

Service fees on deposit accounts for the first nine months of 2011 of $731 were down $156 from the same period in 2010.  The decline in service fees was due to a general decrease in the amount of NSF/overdraft fees collected due to changes in regulatory changes and customer behavior.  For the remainder of 2011 and 2012, core-fee based revenues are expected to face challenges related to these same changes in consumer behavior and the impact of recent consumer banking regulatory changes that have affected year-to-date results thus far.

The Wealth Management Services Group generates trust service fees and investment product commissions. Wealth Management income was $963 for the first nine months of 2011, down $53 from the same period in 2010, primarily due to a decrease in the valuation of assets under management, on which fees are based.

Mortgage banking income represents income received from the sale of residential real estate loans into the secondary market.  Mortgage banking income for the first nine months of 2011 was $327, compared to $548 for same period in 2010.  Residential loan activity reached an all time refinancing high in 2010 due to a historically low interest rate environment.  Interest rates increased in the first six months of 2011, reducing volume and income.  In the third quarter 2011 mortgage interest rates declined to levels comparable to the 2010 levels and the Company experienced increased mortgage banking volume compared to the first six months of 2011.  The Company anticipates the volume of loans sold to the secondary market for the fourth quarter of 2011 to be similar to third quarter 2011 levels.  Residential real estate loans originated for sale to the secondary market totaled $23,899 for the first nine months of 2011, compared to $41,550 for the first nine months of 2010.

Gains on the sale of securities available for sale of $498 for first nine months of 2010 were attributable to the sale of mortgage-related securities.  No gains on sale of securities available for sale were realized during the first nine months of 2011.

Comparison of three months ended September 30, 2011 versus September 30, 2010

Total noninterest income for the quarter ended September 30, 2011 was $915 compared to $1,467 during the September 2010 quarter, a decrease of $552 or 37.6%.  The majority of the decrease was due to a $330 gain on sale of mortgage-related investment securities in the third quarter 2010, while no such gains were recognized in the 2011 period.  Quarterly earnings from prior periods continue to decline as a result of the decrease in service fees due to regulatory changes and consumer behavior and decreased mortgage banking income as most borrowers have refinanced existing debt in the low interest rate environment.

Noninterest Expense

Table 6:  Noninterest Expense

	Three months ended			Nine months ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2011	2010	Change	2011	2010	Change
	($ in thousands)
Salaries and employee benefits	$ 2,133	$ 2,164	-1.4%	$ 6,360	$ 6,375	-0.2%
Occupancy	432	449	-3.8%	1,342	1,379	-2.7%
Data processing	167	165	1.2%	501	493	1.6%
Foreclosure/OREO expense	261	17	1435.3%	432	141	206.4%
Legal and professional	219	147	49.0%	610	528	15.5%
FDIC assessment	263	232	13.4%	862	697	23.7%
Loss on sale of investments	0	0	0.0%	55	0	N/A
Other operating expenses	709	819	-13.4%	2,333	2,107	10.7%
Total noninterest expenses	$ 4,184	$ 3,993	4.8%	$ 12,495	$ 11,720	6.6%

Comparison of nine months ended September 30, 2011 versus September 30, 2010

Total noninterest expense was $12,495 for the first nine months of 2011, an increase of $775 over the first nine months of 2010.  The increase was due in part to higher costs on foreclosure/OREO expense, FDIC assessment, legal and professional and other operating expenses compared to the prior year.  For the remainder of 2011 and into next year, the Company expects foreclosure/OREO and loan collection expenses to continue to stress earnings.

Salaries and employee benefits of $6,360 for the first nine months of 2011 decreased 0.2% from the same period in 2010.  The decrease is primarily attributable to decreases of health and life insurance expenses of $62 resulting from the reduced number of employees covered under the plans and an $18 decrease in salaries, partially offset by increases in performance-based incentives and related payroll taxes of $73 in the first nine months of 2011.

Occupancy expense decreased $37 or 2.7% in the first nine months of 2011, due to the gain recognized on the sale of the Bank’s branch located in Lake Tomahawk, Wisconsin  that offset the increased costs of building maintenance and utility costs.  The Company closed the Bank’s branch located in Lake Tomahawk, Wisconsin on February 1, 2011.  Foreclosure/OREO expense increased $291 between the comparable nine-month periods, which was primarily attributable to an increase in OREO write-downs and higher carrying costs of OREO, partially offset by $135 of gain on sales of OREO.  Legal and professional fees of $610 increased $82, primarily due to higher legal costs associated with loan collection activities in 2011.  An increase in FDIC expense of $165 was primarily due to increased deposit insurance rates. Other operating expenses increased $226 compared to the first nine months of 2010, primarily due to increased marketing costs and deposit product expenses associated with the introduction of a new deposit program and loan servicing costs.  The Company recognized a $55 loss on the sale of investments in the first nine months of 2011.  The security sales were executed in an effort to increase the credit quality of the Company’s investment portfolio.  No such losses were recognized in the comparable 2010 period.

Comparison of three months ended September 30, 2011 versus September 30, 2010

Noninterest expenses for the third quarter of 2011 increased $191, or 4.8%, compared to the third quarter of 2010 quarter.  Foreclosure/OREO expense of $261 increased $244, primarily due to $210 of OREO write-downs taken in the third quarter 2011.  Legal and professional fees increased $72, primarily due to higher legal costs associated with loan collection activities in 2011.

Income Taxes

For the first nine months of 2011, the income tax benefit was $761compared to a $69 income tax expense for the comparable period in 2010.  Management determined that a valuation allowance on deferred tax assets was not necessary, as management believes that tax benefits associated with current and past year’s pre-tax losses will be realized through the Company’s ability to generate sufficient income in the future.  This position may change based on the ongoing analysis of the deferred tax asset, the Company’s financial results and the underlying banking environment.

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

At September 30, 2011, the total carrying value of investment securities was $112,946, an increase of $11,636, or 11.5%, since December 31, 2010, primarily attributable to the soft loan demand and excess liquidity position of the Bank.

Table 7:  Investments

	As of			As of
Investment Category	Rating	September 30, 2011		December 31, 2010
		Amount	%	Amount	%
	($ in thousands)
US Treasury & Agencies Debt
	AAA	$ 21,115	100%	$ 22,567	100%
Total		$ 21,115	100%	$ 22,567	100%
US Treasury & Agencies Debt as % of Portfolio			19%		22%
Mortgage-Backed Securities
	AAA	$ 68,905	100%	$ 56,205	99%
	AA3	61	0%	0	0%
	A+	12	0%	13	0%
	Baa2	0	0%	60	0%
	BA1	0	0%	308	0%
	BA3	0	0%	330	1%
Total		$ 68,978	100%	$ 56,916	100%
Mortgage-Backed Securities as % of Portfolio			61%		57%
Obligations of State and Political Subdivisions
	Aa1	$ 3,693	17%	$ 3,496	17%
	Aa2	4,794	22%	4,492	22%
	AA3	3,472	16%	2,665	13%
	A1	743	3%	905	4%
	A2	0	0%	0	0%
	A3	0	0%	0	0%
	Baa1	340	2%	339	2%
	NR	8,828	40%	8,818	42%
Total		$ 21,870	100%	$ 20,715	100%
Obligations of State and Political Subdivisions as % of Portfolio			19%		20%
Corporate Debt and Equity Securities
	NR	$ 983	100%	$ 1,112	100%
Total		$ 983	100%	$ 1,112	100%
Corporate Debt Securities as % of Portfolio			1%		1%
Total Market Value of Securities		$ 112,946	100%	$ 101,310	100%

Loans

The Bank serves a diverse customer base throughout North Central Wisconsin, including the following industries: agriculture (primarily dairy), retail, manufacturing, service, resort properties, timber and businesses supporting the general building industry.  We continue to concentrate our efforts on originating loans in our local markets and assisting our current loan customers.  We are actively utilizing government loan programs such as those provided by the U.S. Small Business Administration, U.S. Department of Agriculture, and USDA Farm Service Agency to help these customers survive the current economic downturn of the last few years and position their businesses to return to profitability in the future.

Total loans were $338,150 at September 30, 2011, a decrease of $1,020, or 0.3%, from December 31, 2010.  The overall rate of loan growth has been negatively impacted by the current credit environment, economic conditions, loan payoffs, charge-offs, and competition for high quality credits.  Additionally, creditworthy customers have been cautious in increasing their debt load with the weak economy.

Table 8:  Loan Composition

					As of,
	September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	($ in thousands)
Commercial business	$ 41,756	12%	$ 43,987	13%	$ 41,263	12%	$ 39,093	12%	$ 39,650	12%
Commercial real estate	128,929	37%	132,780	38%	130,733	39%	132,079	39%	132,104	38%
Real estate construction	28,842	9%	28,824	8%	29,181	9%	30,206	9%	32,197	9%
Agricultural	47,010	14%	46,990	14%	38,610	12%	39,671	12%	38,966	11%
Real estate residential	86,479	26%	85,965	25%	89,399	26%	91,974	26%	95,160	28%
Installment	5,134	2%	5,296	2%	5,650	2%	6,147	2%	6,120	2%
Total loans	$ 338,150	100%	$ 343,842	100%	$ 334,836	100%	$ 339,170	100%	$ 344,197	100%
Owner occupied	$ 71,407	55%	$ 75,904	57%	$ 77,885	60%	$ 83,115	63%	$ 82,562	62%
Non-owner occupied	57,522	45%	56,876	43%	52,848	40%	48,964	37%	49,542	38%
Commercial real estate	$ 128,929	100%	$ 132,780	100%	$ 130,733	100%	$ 132,079	100%	$ 132,104	100%
1-4 family construction	$ 1,396	5%	$ 863	3%	$ 559	2%	$ 967	3%	$ 1,351	4%
All other construction	27,446	95%	27,961	97%	28,622	98%	29,239	97%	30,846	96%
Real estate construction	$ 28,842	100%	$ 28,824	100%	$ 29,181	100%	$ 30,206	100%	$ 32,197	100%

Commercial business loans, commercial real estate, real estate construction loans and agricultural loans comprised 72% of our loan portfolio at September 30, 2011.  Such loans are considered to have more inherent risk of default than residential mortgage or consumer loans.  The commercial balance per borrower is typically larger than that for residential and mortgage loans, implying higher potential losses on an individual customer basis.  Commercial loan growth throughout 2010 and 2011 has been negatively impacted by soft loan demand across all markets, the Company’s aggressive approach to recognizing risks associated with specific borrowers and the recognition of charge-offs on nonperforming loans in a timely manner.

Commercial business loans were $41,756 at September 30, 2011, up $2,663, or 6.8%, since year-end 2010, and comprised 12% of total loans.  The commercial business loan classification primarily consists of commercial loans to small businesses, multi-family residential income-producing businesses, and loans to municipalities. Loans of this type include a diverse range of industries. The credit risk related to commercial business loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any.

Commercial real estate primarily includes commercial-based mortgage loans that are secured by nonfarm/nonresidential real estate properties. Commercial real estate loans totaled $128,929 at September 30, 2011, down $3,150, or 2.4%, from December 31, 2010, and comprised 37% of total loans outstanding.  The majority of the decrease was due to the refinancing of three credit relationships with other financial institutions.  Loans of this type are mainly secured by commercial income properties. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and overall relationship on an ongoing basis.

Real estate construction loans declined $1,364, or 4.5%, to $28,842, representing 9% of the total loan portfolio at September 30, 2011.  Loans in this classification provide financing for the acquisition or development of commercial income properties, multi-family residential development, and single-family consumer construction. The Company controls the credit risk on these types of loans by making loans in familiar markets, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances.

Agricultural loans totaled $47,010 at September 30, 2011, up $7,339, or 18.5%, compared to December 31, 2010, and represented 14% of the loan portfolio.  Loans in this classification include loans secured by farmland and financing for agricultural production.  Credit risk is managed by employing sound underwriting guidelines, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis.

Real estate residential loans totaled $86,479 at September 30, 2011, down $5,495, or 6.0%, from year-end 2010 and comprised 26% of total loans outstanding.  Residential mortgage loans include conventional first lien home mortgages and home equity loans.  Home equity loans consist of home equity lines, and term loans, some of which are first lien positions.  As part of its management of originating residential mortgage loans, nearly all of the Company’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights. At September 30, 2011, $1,452 of residential mortgages were being held for resale to the secondary market, compared to $7,444 at December 31, 2010.  At December 31, 2010, the Bank held a significant amount of loans held for sale to the secondary market that were not sold until the first quarter 2011.

Installment loans totaled $5,134 at September 30, 2011, down $1,013, or 16.5%, compared to December 31, 2010, and represented 2% of the loan portfolio.  Loans in this classification include short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2011, no significant industry concentrations existed in the Company’s portfolio in excess of 30% of total loans.  The Bank has also developed guidelines to manage its exposure to various types of concentration risks.

Allowance for Loan and Lease Losses

The economic environment in the first nine months of 2011 continued to present unique credit-related issues that required management’s attention.  Industry issues impacting asset quality during this period included a deterioration in certain economic factors; declining commercial and residential real estate markets; and a general decline in consumer confidence.  As a result, the Company focused on managing credit risk through enhanced asset quality administration, including early problem loan identification and timely resolution of problems.  Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and on-going attention to loan payment performance.

The ALLL is established through a provision for credit losses charged to expense.  Loans are charged against the allowance for credit losses when management believes that the collection of principal is unlikely.  The level of the ALLL represents management’s estimate of an amount of reserves which provides for estimated probable credit losses in the loan portfolio at the balance sheet date.  To assess the ALLL, an allocation methodology is applied by the Company which focuses on evaluation of several factors, including but not limited to: (1) evaluation of facts and issues related to specific loans; (2) management’s ongoing review and grading of the loan portfolio; (3) consideration of recent and historical loan loss and delinquency experience on each portfolio category; (4) trends in past due and nonperforming loans; (5) the risk characteristics of the various classifications of loans; (6) changes in the size and character of the loan portfolio; (7) concentrations of loans to specific borrowers or industries; (8) existing and forecasted economic conditions; (9) the fair value of underlying collateral; and (10) other qualitative and quantitative factors which could affect potential credit losses. Our methodology reflects guidance by regulatory agencies to all financial institutions.

The allocation methodology used by the Company includes allocations for specifically identified impaired loans and loss factor allocations, with a component primarily based on historical loss rates and a component based on other qualitative factors.  Management allocates the ALLL by pools of risk within each loan portfolio.  The allocation methodology consists of the following components.  First a valuation allowance estimate is established for specifically identified commercial and consumer loans determined to be impaired by the Company.   Second, management allocates ALLL with loss factors by loan type, primarily based on historical loss and delinquency experience, environmental factors and industry statistics.  During the second quarter of 2011, management refined its process for determining historical loss rates by incorporating default and loss severity rates at a more granular level within each loan portfolio.  The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks.  Lastly, management allocates ALLL to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management.

At September 30, 2011, the ALLL was $9,282, compared to $9,471 at December 31, 2010.  The ALLL as a percentage of total loans was 2.74% and 2.79% at September 30, 2011 and December 31, 2010, respectively.  The provision for loan and lease losses for the first nine months of 2011 was $3,850, compared to $3,255 for the first nine months of 2010.  Net charge-offs were $4,039 for the nine months ended September 30, 2011, compared to $2,439 for the comparable period ended September 30, 2010.  The increase in net charge-offs between the comparable periods was mainly attributable to management’s decision, made in consultation with the banking regulators, to charge-off certain impaired loans that were covered by specific reserve allocations identified in the ALLL.  Loans charged-off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

Since 2007 the Company has experienced elevated levels of net charge-offs and higher nonperforming loans relative to the Company’s historical trends.  Levels of charge-offs and non-performing loans declined in 2010 but have since increased in 2011, and remain historically high.  Issues impacting asset quality during this period included certain historically depressed economic factors, such as heightened unemployment, depressed commercial and residential real estate markets, volatile energy prices, and a decline in consumer confidence. Depressed collateral values in the commercial and residential real estate markets have significantly contributed to our elevated levels of nonperforming loans, net charge-offs, and ALLL. During this time period, the Company continued to review its underwriting and risk-based pricing guidelines for commercial real estate and real estate construction lending, as well as on new home equity and residential mortgage loans, to reduce potential exposure within these portfolio categories.

Table 9:  Loan Loss Experience

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Allowance for loan losses:
Balance at beginning of period	$ 9,224	$ 9,707	$ 9,471	$ 8,773	$ 8,352
Charge-offs	(966)	(2,474)	(966)	(1,032)	(776)
Recoveries	124	91	152	230	297
Net charge-offs	(842)	(2,383)	(814)	(802)	(479)
Provision for loan losses	900	1,900	1,050	1,500	900
Balance at end of period	$ 9,282	$ 9,224	$ 9,707	$ 9,471	$ 8,773
Net loan charge-offs (recoveries):
Commercial business	$ 43	$ 29	($6)	$ 38	($47)
Commercial real estate (CRE)	426	936	362	152	179
Real estate construction	23	901	211	290	18
Agricultural	78	89	99	20	46
Total commercial	570	1,955	666	500	196
Real estate residential	238	425	151	273	250
Installment	34	3	(3)	29	33
Total net charge-offs	$ 842	$ 2,383	$ 814	$ 802	$ 479

CRE and construction net charge-off detail:
Owner occupied	$ 411	$ 657	$ 217	$ 82	($68)
Non-owner occupied	15	279	145	70	247
CRE	$ 426	$ 936	$ 362	$ 152	$ 179
1-4 family construction	$ 0	$ 0	$ 0	($18)	$ 0
All other construction	23	901	211	308	18
Real estate construction	$ 23	$ 901	$ 211	$ 290	$ 18

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

The allocation of the allowance for loan and lease losses is based on our estimate of loss exposure by category of loans shown in Table 10.

Table 10: Allocation of the Allowance for Loan and Lease Losses

	September 30, 2011	% of Total Loans by Category	June 30, 2011	% of Total Loans by Category	March 31, 2011	% of Total Loans by Category	December 31, 2010	% of Total Loans by Category	September 30, 2010	% of Total Loans by Category
Allowance allocation:
Commercial business	$ 935	12%	$ 782	13%	$ 514	12%	$ 536	12%	$ 509	12%
Commercial real estate	3,368	37%	3,801	38%	4,586	39%	4,320	38%	3,931	38%
Real estate construction	1,309	9%	1,184	8%	1,298	9%	1,278	9%	1,077	9%
Agricultural	1,251	14%	1,234	14%	1,183	12%	1,146	11%	1,088	11%
Total commercial	6,863	72%	7,001	73%	7,581	72%	7,280	70%	6,605	70%
Real estate residential	2,299	26%	2,096	25%	2,011	26%	2,060	28%	2,057	28%
Installment	120	2%	127	2%	115	2%	131	2%	111	2%
Total allowance for loan losses	$ 9,282	100%	$ 9,224	100%	$ 9,707	100%	$ 9,471	100%	$ 8,773	100%
Allowance category as a percent of total allowance for loan losses:
Commercial business	10.1%		8.5%		5.3%		5.6%		5.8%
Commercial real estate	36.2%		41.2%		47.2%		45.6%		44.8%
Real estate construction	14.1%		12.8%		13.4%		13.5%		12.3%
Agricultural	13.5%		13.4%		12.2%		12.1%		12.4%
Total commercial	73.9%		75.9%		78.1%		76.8%		75.3%
Real estate residential	24.8%		22.7%		20.7%		21.8%		23.4%
Installment	1.3%		1.4%		1.2%		1.4%		1.3%
Total allowance for loan losses	100.0%		100.0%		100.0%		100.0%		100.0%

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

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, loans 90 days or more past due but still accruing interest, and restructured loans. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Previously accrued and uncollected interest on such loans is reversed, amortization of related loan fees is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash after a determination has been made that the principal balance of the loan is collectible. If collectability of the principal is in doubt, payments received are applied to loan principal.

Nonaccrual loans were $14,607 at September 30, 2011, compared to $11,540 at year-end 2010.  Total nonaccrual loans increased $3,067 since year-end 2010, with commercial nonaccrual loans up $2,529 and residential mortgage loans up $567.

Loans modified in a troubled debt restructuring (or “restructured” loans) involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered.  At September 30, 2011, the Company had total restructured loans of $12,592 which consisted of $6,023 performing in accordance with the modified terms and $6,569 classified as nonaccrual compared to $1,265 at December 31, 2010 of which all were performing in accordance with the modified terms.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALLL. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Company expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At September 30, 2011, potential problem loans totaled $33,069 and $33,025 at December 31, 2010.  Potential problem loans requires a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by the Company’s customers and on underlying real estate values.

Table 11:  Nonperforming Loans and Other Real Estate Owned

			As of,
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
	($ in thousands)
Nonaccrual loans not considered impaired:
Commercial	$ 5,693	$ 3,637	$ 1,590	$ 808	$ 2,644
Agricultural	91	355	680	369	136
Real estate residential	685	1,688	1,127	1,605	1,894
Installment	6	1	1	2	15
Total nonaccrual loans not considered impaired	6,475	5,681	3,398	2,784	4,689
Nonaccrual loans considered impaired:
Commercial	5,205	7,153	8,040	7,561	7,096
Agricultural	316	252	260	71	294
Real estate residential	2,611	1,679	2,026	1,124	1,181
Installment	0	0	0	0	0
Total nonaccrual loans considered impaired	8,132	9,084	10,326	8,756	8,571
Impaired loans still accruing interest	0	0	1,031	993	118
Accruing loans past due 90 days or more	0	59	25	10	3
Restructured loans accruing	6,023	3,939	3,714	1,265	145
Total nonperforming loans	20,630	18,763	18,494	13,808	13,526
Other real estate owned (OREO)	5,108	4,225	3,873	4,230	3,699
Other repossessed assets	0	6	0	0	0
Investment security (Trust Preferred)	0	0	0	136	140
Total nonperforming assets	$ 25,738	$ 22,994	$ 22,367	$ 18,174	$ 17,365
RATIOS
Nonperforming loans to total loans	6.10%	5.46%	5.52%	4.07%	3.93%
Nonperforming assets to total loans plus OREO	7.50%	6.61%	6.60%	5.29%	4.99%
Nonperforming assets to total assets	5.21%	4.71%	4.46%	3.57%	3.45%
ALLL to nonperforming loans	45%	49%	52%	69%	65%
ALLL to total loans at end of period	2.74%	2.68%	2.90%	2.79%	2.55%
Nonperforming loans by type:
Commercial	$ 765	$ 771	$ 120	$ 54	$ 621
Agricultural	407	628	948	440	536
Commercial real estate (CRE)	11,262	9,960	8,943	6,931	7,742
Real estate construction	3,457	2,777	4,325	2,644	1,523
Total commercial business	15,891	14,136	14,336	10,069	10,422
Real estate residential	4,711	4,567	4,140	3,727	3,086
Installment	28	60	18	12	18
Total nonperforming loans	20,630	18,763	18,494	13,808	13,526
Commercial real estate owned	4,861	3,904	3,627	3,683	3,198
Real estate residential owned	247	321	246	547	501
Total OREO	5,108	4,225	3,873	4,230	3,699
Other repossessed assets	0	6	0	0	0
Investment security (Trust Preferred)	0	0	0	136	140
Total nonperforming assets	$ 25,738	$ 22,994	$ 22,367	$ 18,174	$ 17,365
CRE and construction nonperforming loan detail:
Owner occupied	$ 4,510	$ 5,618	$ 5,337	$ 5,488	$ 6,259
Non-owner occupied	6,752	4,342	3,606	1,443	1,483
Commercial real estate	$ 11,262	$ 9,960	$ 8,943	$ 6,931	$ 7,742
1-4 family construction	$ 0	$ 0	$ 0	$ 0	$ 0
All other construction	3,457	2,777	4,325	2,644	1,523
Real estate construction	$ 3,457	$ 2,777	$ 4,325	$ 2,644	$ 1,523

Deposits

Deposits represent the Company’s largest source of funds.  At September 30, 2011 total deposits were $385,973, down $14,637 from year-end 2010.   In keeping with the Company’s funding strategy, the Company continued to reduce noncore funding sources.  Brokered certificates of deposit were 5% of the deposit portfolio at September 30, 2011 down from 7% at December 31, 2010, while noninterest-bearing deposits increased $7,947.

Table 12:  Deposit Distribution

	September 30,	% of	December 31,	% of
	2011	total	2010	total
	($ in thousands)
Noninterest-bearing demand deposits	$ 68,393	18%	$ 60,446	15%
Interest-bearing demand deposits	35,588	9%	39,462	10%
Savings deposits	120,600	31%	114,515	29%
Time deposits	143,959	37%	159,201	39%
Brokered certificates of deposit	17,433	5%	26,986	7%
Total	$ 385,973	100%	$ 400,610	100%

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

Table 13:  Contractual Obligations

		Payments due by period
	Total	< 1year	1-3 years	3-5 years	> 5 years
	($ in thousands)
Subordinated debentures	$ 10,310	$ 0	$ 0	$ 0	$ 10,310
Other long-term borrowings	10,000	0	0	10,000	0
FHLB borrowings	30,061	4,000	16,061	10,000	0
Total long-term borrowing obligations	$ 50,371	$ 4,000	$ 16,061	$ 20,000	$ 10,310

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

While dividends and service fees from the Bank and proceeds from the issuance of capital are primary funding sources for the Company, these sources could be limited or costly (such as by regulation increasing the capital needs of the Bank, or by limited appetite for new sales of company stock).  No dividends were received in cash from the Bank in 2011 or 2010.  Also, as discussed in the “Capital” section, the Company’s written agreement with the Federal Reserve Bank of Minneapolis (the “Federal Reserve Bank”) and the Bank’s written agreement with the Federal Deposit Insurance Corporation (the “FDIC”) and Wisconsin Department of Financial Institutions (the “DFI”) place restrictions on the payment of dividends from the Bank to the Company without prior approval from our regulators.

Investment securities are an important tool to the Company’s liquidity objective.  All investment securities are classified as available-for-sale and are reported at fair value on the consolidated balance sheet.  Approximately $71,454 of the $112,946 investment securities portfolio on hand at September 30, 2011, were pledged to secure public deposits, short-term borrowings, and for other purposes as required by law.  The majority of the remaining securities could be sold to enhance liquidity, if necessary.

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

Deposits are another source of liquidity for the Bank.  Deposit liquidity is affected by core deposit growth levels, certificates of deposit maturity structure, and retention and diversification of wholesale funding sources.  Deposit outflows would require the Bank to access alternative funding sources which may not be as liquid and may be more costly than deposits.

Other funding sources for the Bank are in the form of short-term borrowings (corporate repurchase agreements, and federal funds purchased), and long-term borrowings.  Short-term borrowings can be reissued and do not represent an immediate need for cash.  Long-term borrowings are used for asset/liability matching purposes and to access more favorable interest rates than deposits.

Capital

The Company regularly reviews the adequacy of its capital to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. Management actively reviews capital strategies for the Company and the Bank in light of perceived business risks associated with current and prospective earning levels, liquidity, asset quality, economic conditions in the markets served, and the level of dividends available to shareholders.  It is management’s intent to maintain an optimal capital and leverage mix for growth and for shareholder return. Management believes that both the Company and Bank had a strong capital base at September 30, 2011.

On November 9, 2010, the Bank entered into a formal written agreement with the FDIC and the DFI.  Under the terms of the agreement, the Bank is required to: (i) maintain ratios of Tier 1 capital to each of total assets and total risk-weighted assets of at least 8.5% and 12%, respectively; (ii) refrain from declaring or paying any dividend without the written consent of the FDIC and DFI; and (iii) refrain from increasing its total assets by more than 5% during any three-month period without first submitting a growth plan to the FDIC and DFI.  As of September 30, 2011, the tier 1 risk-based capital ratio, total risk-based capital (tier 1 and tier 2) ratio, and tier 1 leverage ratio for both the Company and the Bank were in excess of regulatory minimum requirements, as well as the heightened requirements as set forth in the Bank’s written agreement with the FDIC and DFI.

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

A summary of the Company’s and the Bank’s regulatory capital ratios as of September 30, 2011 and December 31, 2010 are as follows:

Table14:  Capital Ratios

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
September 30, 2011
Mid-Wisconsin Financial Services, Inc.
Tier 1 to average assets	$ 48,186	9.8%	$ 19,627	4.0%
Tier 1 risk-based capital ratio	48,186	14.1%	13,644	4.0%
Total risk-based capital ratios	52,512	15.4%	27,288	8.0%
Mid-Wisconsin Bank
Tier 1 to average assets	$ 42,386	8.7%	$ 19,489	4.0%	$ 41,414	8.5%
Tier 1 risk-based capital ratio	42,386	12.5%	13,517	4.0%	20,275	6.0%
Total risk-based capital ratios	46,672	13.8%	27,033	8.0%	40,550	12.0%

December 31, 2010
Mid-Wisconsin Financial Services, Inc.
Tier 1 to average assets	$ 50,575	10.0%	$ 20,143	4.0%
Tier 1 risk-based capital ratio	50,575	14.2%	14,252	4.0%
Total risk-based capital ratios	55,091	15.5%	28,504	8.0%
Mid-Wisconsin Bank
Tier 1 to average assets	$ 44,787	9.0%	$ 20,024	4.0%	$ 42,552	8.5%
Tier 1 risk-based capital ratio	44,787	12.7%	14,140	4.0%	21,210	6.0%
Total risk-based capital ratios	49,268	13.9%	28,280	8.0%	42,420	12.0%

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

The Company’s ability to pay dividends depends in part upon the receipt of dividends from the Bank and these dividends are subject to limitation under banking laws and regulations. Pursuant to the agreement with the FDIC and DFI, the Bank needs the written consent of the regulators to pay dividends to the Company.  The Bank has not paid dividends to the Company since 2006.  Additionally, on May 10, 2011, the Company entered into a formal written agreement with the Federal Reserve Bank of Minneapolis.  Pursuant to the written agreement at the holding company level, the Company needs the written consent of the Federal Reserve Bank of Minneapolis to pay dividends to our stockholders.  We are also prohibited from paying dividends on our common stock if we fail to make distributions or required payments on our junior subordinated debentures (the “Debentures”) or on our TARP Preferred Stock. In consultation with the Federal Reserve Bank of Minneapolis, on May 12, 2011, the Company exercised its rights to suspend dividends on the outstanding TARP Preferred Stock and has also elected to defer interest on the debentures.  Under the terms of the Debentures, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the TARP Preferred Stock.  Dividend payments on the TARP Preferred Stock may be deferred without default, but the dividend is cumulative and therefore will continue to accrue and, if the Company fails to pay dividends for an aggregate of six quarters, whether or not consecutive, the holder will have the right to appoint representatives to the Company’s board of directors.  The terms of the TARP Preferred Stock also prevent the Company from paying cash dividends on or repurchasing its common stock while dividends are in arrears.  Therefore, the Company will not be able to pay dividends on its common stock until it has fully paid all accrued and unpaid dividends on the Debentures and the TARP Preferred Stock.  On September 30, 2011, the Company had $341 accrued and unpaid dividends on the TARP Preferred Stock and $98 accrued and unpaid interest due on the Debentures.

Table 15: Summary Results of Operations

($ in thousands, except per share data)

	Three Months Ended,
	September 30,	June 30,	March 31,	December 31,	September 30,
	2011	2011	2011	2010	2010
Results of operations:
Interest income	$ 5,368	$ 5,519	$ 5,645	$ 6,018	$ 6,196
Interest expense	1,594	1,663	1,761	2,004	2,175
Net interest income	3,774	3,856	3,884	4,014	4,021
Provision for loan losses	900	1,900	1,050	1,500	900
Net interest income after provision for loan losses	2,874	1,956	2,834	2,514	3,121
Noninterest income	915	932	1,477	1,876	1,467
Other-than-temporary impairment losses, net	0	0	0	0	412
Noninterest expenses	4,184	4,137	4,174	4,085	3,993
Income (loss) before income taxes	(395)	(1,249)	137	305	183
Income tax expense (benefit)	(209)	(549)	(3)	65	21
Net income (loss)	(186)	(700)	140	240	162
Preferred stock dividends, discount, and premium	(160)	(162)	(160)	(160)	(160)
Net income (loss) available to common equity	($346)	($862)	($20)	$ 80	$ 2
Earnings (loss) per common share:
Basic and diluted	($0.21)	($0.52)	($0.01)	$ 0.05	$ 0.00
Cash dividends per common share	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Weighted average common shares outstanding:
Basic and diluted	1,654	1,653	1,652	1,651	1,650
SELECTED FINANCIAL DATA
Period-End Balances:
Loans	$ 338,150	$ 343,842	$ 334,836	$ 339,170	$ 344,197
Total assets	494,085	487,959	502,045	509,082	503,724
Deposits	385,973	379,785	394,214	400,610	393,230
Stockholders' equity	43,085	43,070	42,937	42,970	44,245
Book value per common share	$ 19.84	$ 19.86	$ 19.81	$ 19.85	$ 20.65
Average Balance Sheet
Loans	$ 342,285	$ 336,330	$ 339,737	$ 350,559	$ 352,928
Total assets	495,270	491,361	501,359	507,098	506,711
Deposits	385,037	382,859	391,976	395,411	393,291
Short-term borrowings	14,078	10,298	10,209	11,088	12,972
Long-term borrowings	40,061	42,451	42,561	42,561	42,561
Stockholders' equity	43,010	43,140	43,019	44,037	44,340
Financial Ratios:
Return on average equity	(3.20)%	(8.01)%	(0.19)%	0.72%	0.02%
Return on average common equity	(4.19)%	(10.53)%	(0.25)%	0.94%	0.02%
Average equity to average assets	8.68%	8.78%	8.58%	8.68%	8.75%
Common equity to average assets	6.63%	6.69%	6.53%	6.47%	6.73%
Net interest margin (1)	3.25%	3.37%	3.36%	3.38%	3.38%
Total risk-based capital	15.39%	15.36%	15.69%	15.46%	15.10%
Net charge-offs to average loans	0.25%	0.71%	0.24%	0.23%	0.14%
Nonperforming loans to total loans	6.10%	5.46%	5.52%	4.07%	3.93%
Efficiency ratio (1)	87.98%	85.21%	76.94%	68.63%	79.37%
Net interest income to average assets (1)	0.76%	0.78%	0.77%	0.79%	0.79%
Noninterest income to average assets	0.18%	0.19%	0.29%	0.37%	0.29%
Noninterest expenses to average assets	0.84%	0.84%	0.83%	0.81%	0.79%
Stock Price Information (2)
High	$ 8.00	$ 10.00	$ 8.05	$ 7.85	$ 9.50
Low	4.75	7.77	7.80	7.80	7.85
Market price at quarter end	4.75	7.77	8.00	7.80	7.85
(1) Fully taxable-equivalent basis, assuming a Federal tax rate of 34% and adjusted for the disallowance of interest expense.
(2) Bid price

Legislation Impacting the Financial Services Industry

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which is perhaps the most significant financial reform since the Great Depression.  While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions, the Act also contains many provisions which will affect smaller institutions such as the Company in substantial and unpredictable ways. Consequently, compliance with the Act’s provisions may curtail the Company’s revenue opportunities, increase its operating costs, and require it to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect the Company’s business or financial results in the future. However, because many aspects of the Act continue to remain subject to future rulemaking, at this time, it is difficult to precisely anticipate its ultimate overall financial impact on the Company and the Bank.  The Company’s management is staying abreast of continuing developments with respect to the Act and assessing the probable impact of such developments on the Company’s business, financial condition, and result of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of our President and Chief Executive Officer (our principal executive officer) and the Principal Accounting Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934,  as amended (the “Exchange Act”)) pursuant to Exchange Act Rule 13a-15.  Based upon, and as of the date of, such evaluation, the President and Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were effective with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this report as it relates to us and our subsidiaries.

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

There were no changes in the internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and September 30, 2010; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2011 and September 30, 2010; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  November 15, 2011

/s/ JAMES F. WARSAW

James F. Warsaw

President and Chief Executive Officer

Date:   November 15, 2011

/s/ RHONDA R. KELLEY

Rhonda R. Kelley

Principal Accounting Officer

EXHIBIT INDEX

to

FORM 10-Q

of

MID-WISCONSIN FINANCIAL SERVICES, INC.

for the quarterly period ended September 30, 2011

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and September 30, 2010; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2011 and September 30, 2010; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

.

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.