Form 10-K
period 2011-12-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2012-03-20
CIK 785024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ............................... to...............................

Commission file number:  0-18542

MID-WISCONSIN FINANCIAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

WISCONSIN

06-1169935

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

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

Yes  ☐

No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

      Yes  ☒

No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐

                                      Accelerated filer                   ☐

Non-accelerated filer     ☐(Do not check if a smaller reporting company) Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                                       Yes  ☐

        No  ☒

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant was approximately $12,253,000 based upon a price per share of $8.00.

As of March 1, 2012, there were 1,657,119 shares of $0.10 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document

Part of Form 10-K Into Which

       Proxy Statement for Annual Meeting of

         Portions of Documents Are Incorporated

Shareholders on April 24, 2012

Part III

MID-WISCONSIN FINANCIAL SERVICES, INC.

2011 FORM 10-K TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements as defined in The Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties, and assumptions.  Forward-looking statements are based on current management expectations and are not guarantees of future performance, nor should they be relied upon as representing management’s view as of any subsequent date. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those presented, either expressed or implied, in this filing.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Forward-looking statements may be identified by, among other things, expressions of beliefs or expectations that certain events may occur or are anticipated, and projections or statements of expectations.  Such forward-looking statements include, without limitation, statements regarding expected financial and operating activities and results that are preceded by, followed by, or that include words such as “will,” “expect,” “anticipate,” “estimate,”  “plan,”  “believe,” “should,” “intend,” or similar expressions.  Such statements are subject to important factors that could cause our actual results to differ materially from those anticipated by the forward-looking statements. These factors, many of which are beyond our control, include the following:

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

•

other factors discussed under Item 1A, “Risk Factors” and elsewhere herein, and from time to time in our other filings with the Securities and Exchange Commission after the date of this report.

These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements. We specifically disclaim any obligation to update factors or to publicly announce the results of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments.

PART I

ITEM 1.  BUSINESS

General

Our subsidiary operates under the name Mid-Wisconsin Bank (the “Bank”) and has its principal office in Medford, Wisconsin. We are a Wisconsin corporation organized in 1986 and, as the sole shareholder of the Bank, are a bank holding company registered with, and subject to, regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  This Annual Report on Form 10-K describes our business and that of the Bank in effect on December 31, 2011, and any reference to the “Company” refers to Mid-Wisconsin Financial Services, Inc. or the consolidated operations of Mid-Wisconsin Financial Services, Inc. and the Bank, as the context requires.

The Bank

The Bank was incorporated on September 1, 1890, as a state bank under the laws of Wisconsin.  The Bank operates thirteen retail banking locations throughout North Central Wisconsin serving markets in Clark, Eau Claire, Lincoln, Marathon, Oneida, Price, Taylor and Vilas counties.

The day-to-day management of the Bank rests with its officers with oversight provided by the board of directors.  The Bank is engaged in general commercial and retail banking services, including wealth management services.  The Bank serves individuals, businesses and governmental units and offers most forms of commercial and consumer lending, including lines of credit, term loans, real estate financing, mortgage lending and agricultural lending.  In addition, the Bank provides a full range of personal banking services, including checking accounts, savings and time products, installment and other personal loans, as well as mortgage loans.  To expand services to its customers on a 24-hour basis, the Bank offers ATM services, merchant capture, cash management, express phone, online and mobile banking. New services are frequently added.

The Wealth Management area consists of two delivery methods of providing financial products and services to assist customers in building, investing, or protecting their wealth.  Through its state granted trust powers, Wealth Management provides fiduciary, administrative, and investment management services to personal trusts, estates, individuals, businesses, non-profits, and foundations for an asset based fee.  Through a third-party broker/dealer, LPL Financial, Member FINRA/SIPC, a registered broker/dealer, Wealth Management makes available a variety of retail investment and insurance products including equities, bonds, fixed and variable annuities, mutual funds, life insurance, long-term care insurance and brokered certificates of deposits, which are commission-based transactions.

All of our products and services are directly or indirectly related to the business of community banking and all activity is reported as one segment of operations.  All revenue, profit and loss, and total assets are reported in one segment and represent our entire operations.

Employees

As of December 31, 2011, we employed 150 full-time equivalent employees.  None of our employees are represented by unions. We consider the relationship with our employees to be good.

Competition

The Bank competes for loans, deposits and financial services in all of its principal markets.  Much of this competition comes from companies which are larger and have greater resources.  The Bank competes directly with other banks, savings associations, credit unions, finance companies, mutual funds, life insurance companies, and other financial and non-financial companies.

SUPERVISION AND REGULATION

General.

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Wisconsin Department of Financial Institutions (the “WDFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”),  the Federal Deposit Insurance Corporation (the “FDIC”) and the newly-created Bureau of Consumer Financial Protection (the “Bureau”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders.  These federal and state laws, and the regulations of the bank regulatory authorities issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.   In addition, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that allowed the U.S. Department of the Treasury (“Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which Treasury invests.

In addition, the Company and Bank are subject to regular examination by their respective regulatory authorities, which results in examination reports and ratings (that are not publicly available) that can impact the conduct and growth of business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described.  The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provision.

Financial Regulatory Reform.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law.  The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States, certain aspects of which are described below in more detail. The Dodd-Frank Act creates new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks. It also shifts certain authorities and responsibilities among federal financial institution regulators, including the supervision of holding company affiliates and the regulation of consumer financial services and products. In particular, and among other things, the Dodd-Frank Act: creates a Bureau of Consumer Financial Protection authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrows the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expands the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposes more stringent capital requirements on bank holding companies and subjects certain activities, including interstate mergers and acquisitions, to heightened capital conditions; significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property; restricts the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; requires the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards to be determined by regulation; creates a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; provides for enhanced regulation of advisers to private funds and of the derivatives markets; enhances oversight of credit rating agencies; and prohibits banking agency requirements tied to credit ratings.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies.  Some of the required regulations have been issued and some have been released for public comment, but many have yet to be released in any form.  Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of the Company and Bank will continue to evaluate the effect of the changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

The Increasing Importance of Capital.

While capital has historically been one of the key measures of the financial health of both holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis. Not only will capital requirements increase, but the type of instruments that constitute capital will also change, and, as a result of the Dodd-Frank Act, after a phase-in period, bank holding companies will have to hold capital under rules as stringent as those for insured depository institutions.  Moreover, the actions of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, to reassess the nature and uses of capital in connection with an initiative called “Basel III,” discussed below, will have a significant impact on the capital requirements applicable to U.S. bank holding companies and depository institutions.

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

Under current federal regulations, the Bank is subject to, and, after a phase-in period, the Company will be subject to, the following minimum capital standards: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  For this purpose, Tier 1 capital consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus Tier 2 capital, which includes other nonpermanent capital items such as certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the Bank’s allowance for loan and lease losses.

The capital requirements described above are minimum requirements.  Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities may qualify for expedited processing of other required notices or applications and may accept brokered deposits.  Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company (see “--Acquisitions, Activities and Changes in Control” below) is a requirement that all of its depository institution subsidiaries be “well-capitalized.”  Under the Dodd-Frank Act, that requirement is extended such that, as of July 21, 2011, bank holding companies, as well as their depository institution subsidiaries, had to be well-capitalized in order to operate as financial holding companies.  Under the capital regulations of the Federal Reserve, in order to be “well-capitalized” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  See “– The Bank – Regulatory Proceedings Against the Bank” for a discussion regarding the heightened capital requirements which the Bank has agreed to maintain.

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

Prompt Corrective Action.

A banking organization’s capital plays an important role in connection with regulatory enforcement as well.  Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2011, the Bank exceeded its minimum regulatory capital requirements under Federal Reserve capital adequacy guidelines, as well as the heightened capital requirements that it has agreed to maintain with the FDIC and WDFI (as described under “– The Bank – Regulatory Proceedings Against the Bank”).  As of December 31, 2011, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act capital requirements.

Basel III.

The current risk-based capital guidelines that apply to the Bank and will apply to the Company are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies on an interagency basis.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more).  Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for banking organizations in the United States and around the world, known as Basel III.  The agreement is currently supported by the U.S. federal banking agencies.  As agreed to, Basel III is intended to be fully-phased in on a global basis on January 1, 2019.  Basel III requires, among other things: (i) a new required ratio of minimum common equity equal to 7% of total assets (4.5% plus a capital conservation buffer of 2.5%); (ii) an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 6% of total assets; (iii) an increase in the minimum required amount of total capital, from the current level of 8% to 10.5% (including 2.5% attributable to the capital conservation buffer).  The purpose of the conservation buffer (to be phased in from January 2016 until January 1, 2019) is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. There will also be a required countercyclical buffer to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth.

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

The Company

General.

The Company, as the sole shareholder of the Bank, is a bank holding company.  As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, the Company is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve.  The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Regulatory Proceedings Against the Company.

On May 10, 2011, the Company entered into a formal written agreement (the “Company Agreement”) with the Federal Reserve to help ensure the financial soundness of the Company and the Bank.  Pursuant to the Company Agreement, the Company has agreed to take certain actions and operate in compliance with the Company Agreement's provisions during its terms. Specifically, under the terms of the Company Agreement, the Company is required to: (i) ensure the Bank complies with the Agreement; (ii) refrain from (x) declaring or paying any dividend on its capital stock, (y) taking any dividend from the Bank, or (z) making any distributions on its subordinated debentures or the trust preferred securities related thereto issued by its nonbank subsidiary, each without the written consent of the Federal Reserve; (iii) refrain from incurring, increasing or guaranteeing any debt without the written consent of the Federal Reserve; (iv) refrain from purchasing or redeeming any shares of its capital stock without the written consent of the Federal Reserve; and (v) develop certain plans and projections with respect to its capital levels and cash flows, all as described in more detail in the Company Agreement.

While the Company’s board of directors and management team have assigned great importance to complying with the terms of the Company Agreement, and believe they have taken or commenced the steps necessary to resolve any and all matters presented therein, the Fed could take further enforcement actions if it is not satisfied with the actions taken by the Company.  A copy of the Company Agreement was filed as a part of the Company’s Quarterly Report on Form 10-Q filed on May 13, 2011 with the SEC.

Acquisitions, Activities and Change in Control.

The primary purpose of a bank holding company is to control and manage banks.  The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company.  Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.  Furthermore, in accordance with the Dodd-Frank Act, as of July 21, 2011, bank holding companies must be well-capitalized in order to effect interstate mergers or acquisitions.  For a discussion of the capital requirements, see “—The Increasing Importance of Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

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

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator.  “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements.

Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, as affected by the Dodd-Frank Act and Basel III.  For a discussion of capital requirements, see “—The Increasing Importance of Capital” above.

Emergency Economic Stabilization Act of 2008.

Events in the U.S. and global financial markets over the past several years, including deterioration of the worldwide credit markets, created significant challenges for financial institutions throughout the country.  In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system.  Financial institutions participating in certain of the programs established under the EESA are required to adopt Treasury’s standards for executive compensation and corporate governance.

The TARP Capital Purchase Program.

On October 14, 2008, Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions.  This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”).  Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  The CPP Preferred Stock is nonvoting and pays dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum.  In conjunction with the purchase of the CPP Preferred Stock, the Treasury received warrants to purchase common stock with an aggregate market price equal to 15% of the investment from participating institutions with an established trading market, and warrants to purchase shares of an additional series of CPP Preferred Stock with a liquidation preference equal to 5% of the aggregate investment from participating institutions without an established trading market.  Participating financial institutions were required to adopt Treasury’s standards for executive compensation and corporate governance for the period during which Treasury holds equity issued under the CPP.  These requirements are discussed in more detail in the Executive Officer Compensation section in the Company’s proxy statement, which is incorporated by reference in this Form 10-K.

Pursuant to the CPP, on February 20, 2009, the Company entered into a Letter Agreement with Treasury, pursuant to which the Company issued (i) 10,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), and (ii) a warrant to purchase 500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “TARP Preferred Stock”), which were immediately exercised, for an aggregate purchase price of $10,000,000 in cash.  Although the Company is a public company, an established trading market for its stock does not exist, and therefore it was required to issue Treasury a warrant for additional CPP Preferred Stock rather than common stock. The Company’s federal regulators, the Treasury and the Treasury’s Office of the Inspector General maintain significant oversight over the Company as a participating institution, to evaluate how it is using the capital provided and to ensure that it strengthens its efforts to help its borrowers avoid foreclosure, which is one of the core aspects of the EESA.

Dividend Payments.

The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.  As a Wisconsin corporation, the Company is subject to the limitations of the Wisconsin Business Corporation Law, which prohibit the Company from paying dividends if such payment would (i) render the Company unable to pay its debts as they become due in the usual course of business, or (ii) result in the Company’s assets being less than the sum of its total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of any shareholders with preferential rights superior to those shareholders receiving the dividend.  Consistent with the “source of strength” policy for subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition.  The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  As described under “—Regulatory Proceedings Against the Company,” on May 10, 2011 the Company entered into the Company Agreement with the Federal Reserve, pursuant to which the Company agreed to refrain from declaring or paying any dividend on its capital stock and making any distributions on its subordinated debentures or the trust preferred securities related thereto without the written consent of the Federal Reserve.

Furthermore, the Company’s ability to pay dividends on its common stock is restricted by the terms of certain of its other securities.  For example, under the terms of certain of the Company’s junior subordinated debentures, it may not pay dividends on its capital stock unless all accrued and unpaid interest payments on the subordinated debentures have been fully paid.  Additionally, the terms of the TARP Preferred Stock provide that no dividends on any common or preferred stock that ranks equal to or junior to the TARP Preferred Stock may be paid unless and until all accrued and unpaid dividends for all past dividend periods on the TARP Preferred Stock have been fully paid.  On May 12, 2012, in consultation with the Federal Reserve, the Company elected to begin deferring the interest payments due on its junior subordinated debentures, as well as the dividend payments due on the TARP Preferred Stock, and therefore may not pay common stock dividends until such time as these deferred payments have been made in full.

Federal Securities Regulation.

The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance.

The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies.  The Dodd-Frank Act will increase shareholder influence over boards of directors by requiring companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The Bank

General.

The Bank is a Wisconsin-chartered bank, the deposit accounts of which are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations.  As a Wisconsin-chartered, FDIC-insured, nonmember bank, the Bank is presently subject to the examination, supervision, reporting and enforcement requirements of the WDFI, the chartering authority for Wisconsin banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System.

Regulatory Proceedings Against the Bank.

On November 9, 2010, the Bank entered into a formal written agreement (the “Agreement”) with the FDIC and WDFI.  Pursuant to the Agreement, the Bank agreed to take certain actions and operate in compliance with the Agreement’s provisions during its terms. The Agreement is based on the results of an annual examination of the Bank by the FDIC and WDFI and addresses certain matters that, in the view of the FDIC and WDFI, may impact the Bank’s overall safety and soundness. Specifically, under the terms of the Agreement, the Bank is required to, among other things: (i) maintain ratios of Tier 1 capital to each of total assets and total risk-weighted assets of at least 8.5% and 12%, respectively; (ii) refrain from declaring or paying any dividend without the written consent of the FDIC and WDFI; (iii) refrain from increasing its total assets by more than 5%

during any three-month period without first submitting a growth plan to the FDIC and WDFI; (iv) develop and maintain a number of plans, policies and procedures, including, but not limited to, a management plan, a liquidity plan, and a strategic plan; and (v) take certain actions related to its loan portfolio and budgeting process, such as reducing the level of certain classified assets, reviewing (and, if necessary, adjusting) its allowance for loan losses, refraining from extending additional loans to certain classified borrowers, and revising certain of its budgets.

The Bank’s board of directors and management team have assigned great importance to complying with the terms of the Agreement, and believe they have taken or commenced the steps necessary to resolve any and all matters presented therein.  Further, as of December 31, 2011, the Bank’s ratio of Tier 1 capital to each of total assets and total risk-weighted assets was 8.7% and 14.2%, respectively, exceeding the ratios required under the Agreement.  Additionally, in accordance with the Agreement, the Bank has refrained from declaring dividends, taken measures to monitor and limit its growth, and provided various periodic progress reports to the FDIC and WDFI.

While management and the board of directors believes they have taken or commenced the necessary measures to resolve any and all remaining matters presented in the Agreement, the FDIC and WDFI could take further enforcement actions, including requiring the sale or liquidation of the Bank, if they are not satisfied with the corrective actions that are taken by the Bank.  In such case, there can be no assurance that the proceeds of any such sale or liquidation would result in a full return of capital to investors.  A copy of the Agreement was filed as a part of the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010 with the SEC.

Deposit Insurance.

As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  As such, on December 31, 2009, the Bank prepaid the FDIC its assessments based on its actual September 30, 2009 assessment base, adjusted quarterly by an estimated 5% annual growth rate through the end of 2012.  The FDIC also used the institution’s total base assessment rate in effect on September 30, 2009, increasing it by an annualized 3 basis points beginning in 2011.  The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009.  Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated.  Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC is given until September 3, 2020 to meet the 1.35 reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009.  Furthermore, the legislation provides that non-interest bearing transaction accounts have unlimited deposit insurance coverage through December 31, 2012. This temporary unlimited deposit insurance coverage replaces the Transaction Account Guarantee Program (“TAGP”) that expired on December 31, 2010.  It covers all depository institution non-interest-bearing transaction accounts, but not low interest-bearing accounts.  Unlike TAGP, there is no special assessment associated with the temporary unlimited insurance coverage, nor may institutions opt-out of the unlimited coverage.

FICO Assessments.

The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2011, the FICO assessment rate was approximately 0.01% of deposits.  A rate reduction to .00680% began with the fourth quarter of 2011 to reflect the change from an assessment base computed on deposits to an assessment base computed on assets as required by the Dodd-Frank Act.

Supervisory Assessments.

All Wisconsin banks are required to pay supervisory assessments to the WDFI to fund the operations of the WDFI. The amount of the assessment is calculated on the basis of total assets. During the year ended December 31, 2011, the Bank paid supervisory assessments to the WDFI totaling $20,088.

Capital Requirements.

Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of the Bank’s capital requirements, see “—The Increasing Importance of Capital,” as well as “— Regulatory Proceedings Against the Bank.”

Dividend Payments.

The primary source of funds for the Company is dividends from the Bank.  Under Wisconsin state law, the board of directors of a bank may declare and pay a dividend from its undivided profits in an amount they consider expedient.  The board of directors shall provide for the payment of all expenses, losses, required reserves, taxes, and interest accrued or due from the bank before the declaration of dividends from undivided profits.  If dividends declared and paid in either of the two immediately preceding years exceeded net income for either of those two years respectively, the bank may not declare or pay any dividend in the current year that exceeds year-to-date net income except with the written consent of the WDFI.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2011.  However, as described in “— Regulatory Proceedings Against the Bank,” the Bank has agreed to refrain from declaring or paying any dividend without the consent of the FDIC and WDFI.  Furthermore the Federal Reserve may prohibit the payment of any dividends by the Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

Insider Transactions.

The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank.  The Dodd-Frank Act enhances the requirements for certain transactions with affiliates as of July 21, 2011, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

As described in further detail above, the Bank is currently subject to the Agreement with the FDIC and WDFI, pursuant to which it has agreed to maintain certain heightened capital ratios, refrain from declaring or paying dividends without prior regulatory approval, observe certain limitations on its asset growth, develop and maintain certain policies and procedures, and take certain actions related to its loan portfolio and budgeting process. The Bank’s board of directors and management team have assigned great importance to complying with the terms of the Agreement, and believe they have taken or commenced the steps necessary to resolve any and all matters presented therein.  See “— Regulatory Proceedings Against the Bank” for further detail on the Agreement.

Branching Authority.

Wisconsin banks, such as the Bank, have the authority under Wisconsin law to establish branches anywhere in the State of Wisconsin, subject to receipt of all required regulatory approvals.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized banks to establish branches across state lines without these impediments.

State Bank Investments and Activities.

The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Wisconsin law.  However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank.  Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member.  These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

Transaction Account Reserves.

Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2012: the first $11.5 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $11.5 million to $71.0 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $71.0 million, a 10% reserve ratio will be assessed. These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

 Consumer Financial Services.

There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank’s business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011 when the new Bureau of Consumer Financial Protection commenced operations to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators. The Dodd-Frank Act also generally weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws. It is unclear what changes will be promulgated by the Bureau and what effect, if any, such changes would have on the Bank.

The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending.  First, the new law significantly expands underwriting requirements applicable to loans secured by 1-4 residential real property and augments federal law combating predatory lending practices.  In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay.  Most significantly, the new standards limit the total points and fees that the Bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve’s final rule on loan originator compensation effective April 1, 2011, prohibits certain compensation payments to loan originators and prohibits steering consumers to loans not in their interest because it will result in greater compensation for a loan originator.  These standards may result in a myriad of new system, pricing and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses.  In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards.  The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

Foreclosure and Loan Modifications.

Federal and state laws further impact foreclosures and loan modifications, many of which laws have the effect of delaying or impeding the foreclosure process on real estate secured loans in default.  Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the Bankruptcy Code.  In recent years legislation has been introduced in Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not in prospect.  The scope, duration and terms of potential future legislation with similar effect continue to be discussed.

State legal and/or legislative action may be on the horizon in light of the settlement reached in early February of 2012 by 49 state attorneys general and the federal government with the country’s five largest loan servicers:  Ally/GMAC, Bank of America, Citi, JPMorgan Chase, and Wells Fargo.  Every state except Oklahoma signed on to the settlement. The settlement will provide as much as $25 billion in relief to distressed borrowers in the states who signed on to the settlement; and direct payments to signing states and the federal government.  The agreement settles state and federal investigations finding that the country’s five largest loan servicers routinely signed foreclosure related documents outside the presence of a notary public and without really knowing whether the facts they contained were correct and holds the banks accountable for their wrongdoing on robo-signing and mortgage servicing.  The agreement settles only some aspects of the banks’ conduct related to the financial crisis (foreclosure practices, loan servicing, and origination of loans). State cases against the rating agencies and bid-rigging in the municipal bond market, for example, continue.

Available Information.

Under the Securities Exchange Act of 1934, the Company is required to file annual, quarterly and current reports, proxy and other information to the SEC.  We make available, free of charge, on our website (www.midwisc.com) under the caption “Investor Relations,” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.  Materials that we file or furnish to the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

ITEM 1A.  RISK FACTORS

An investment in our common stock is subject to risks inherent to our business.  The material risks and uncertainties that management believes affect us are described below.  Before making an investment decision, you should carefully consider the risks described below because they could materially and adversely affect our business, liquidity, financial condition, results of operation, and prospects.  This report is qualified in its entirety by these risk factors.  In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem immaterial also may materially and adversely affect our business, financial condition and results of operations.  See also, the cautionary statement in Item 1 regarding the use of forward-looking statements in this Annual Report on Form 10-K.

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

The rules and policies applicable to recipients of capital under the CPP have evolved since we first elected on February 20, 2009 to participate in the program, and their scope, timing and effect may continue to evolve in the future.  Any redemption of the securities sold to the Treasury to avoid these restrictions would require prior Federal Reserve and Treasury approval.  Based on guidelines issued by the Federal Reserve, institutions seeking to redeem CPP Preferred Stock must demonstrate an ability to access the long-term debt markets, successfully demonstrate access to public equity markets and meet a number of additional requirements and considerations before such institutions can redeem any securities sold to the Treasury.

Our agreements with the Treasury under the CPP, as well as provisions of our outstanding Debentures, impose restrictions and obligations on us that limit, among other things, our ability to pay dividends and repurchase our common or preferred stock.

In February 2009, we issued preferred stock to the Treasury under the CPP.  In consultation with the Federal Reserve Bank of Minneapolis, on May 12, 2011, we exercised our right to suspend dividends on the outstanding TARP Preferred Stock.  Dividend payments on the TARP Preferred Stock may be deferred without default, but the dividend is cumulative and therefore will continue to accrue and, if we fail to pay dividends for an aggregate of six quarters, whether or not consecutive, the holder will have the right to appoint representatives to the Company’s board of directors. The terms of the TARP Preferred Stock also prevent us from paying cash dividends on or repurchasing our common stock while dividends are in arrears. Therefore we will not be able to pay dividends on our common stock until we have fully paid all accrued and unpaid dividends on the TARP Preferred Stock.

We also exercised our right to defer payment of interest due under the terms of the Debentures on May 12, 2011, in consultation with the Federal Reserve Bank of Minneapolis.  We are allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts will continue to accrue. Also during the deferral period, we generally may not pay cash dividends on or repurchase common stock or preferred stock, including the TARP Preferred Stock.  On December 31, 2011, we had $485 accrued and unpaid dividends on the TARP Preferred Stock and $146 accrued and unpaid interest due on the Debentures.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future.  However, we may at some point need to raise additional capital to support growth or counteract the effects of future losses.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to expand our operations through internal growth and acquisitions could be materially impaired.

We operate in a highly competitive industry and market areas.

We operate exclusively in North Central Wisconsin. Increased competition within our markets may result in reduced demand for loans and deposits, increased expenses, and difficulty in recruiting and retaining talented employees.  Many competitors offer similar banking services in our market areas.  Such competitors include national, regional, and other community banks, as well as other types of financial institutions, including savings and loan associations, trust companies, finance companies, brokerage firms, insurance companies, credit unions, and other financial intermediaries.  The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes, and/or continued consolidation.  Furthermore, many nonbank competitors are not subject to the same regulatory restrictions as we are and may therefore provide customers with potentially attractive alternatives to traditional banking services.

Our ability to compete successfully depends on a number of factors, including, among other things:

•

Our ability to develop, maintain, and build upon long-term customer relationships based on top quality service, and high ethical standards.

•

Our ability to expand our market position.

•

The scope, relevance, and pricing of products and services offered to meet customer needs and demands.

•

The rate at which we introduce new products and services relative to our competitors.

•

Industry and general economic trends.

•

Failure to perform or other negative implications in any of these areas could significantly weaken our  competitive position and adversely affect our consolidated financial condition and results of operations.

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

Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers, expose us to adverse legal and regulatory consequences or cause service providers to be reluctant to commit to long-term projects with us. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, sharing or inadequate protection of customer information, from our actual or perceived financial condition, and from actions taken by government regulators and community organizations in response to such conduct or financial condition.

Credit risk cannot be eliminated.

There are risks in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from economic and market conditions. We attempt to reduce our credit risk through loan application approval procedures, monitoring the concentration of loans within specific industries and geographic location, and periodic independent reviews of outstanding loans by our loan review and external parties. However, while such procedures should reduce our risks, they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the United States, generally, and our market areas, specifically, worsens or fails to meaningfully improve, or even if it does, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses, which would cause our net income and return on equity to decrease.

Commercial loans make up a significant portion of our loan portfolio.

Commercial loans, defined as commercial business, commercial real estate, and real estate construction loans, comprised $193,923,000 and $201,378,000 or 58% and 60%, of our loan portfolio at December 31, 2011 and 2010, respectively.  Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral is accounts receivable, inventory, or machinery.  Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.  As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

Our agricultural loans involve a greater degree of risk than other loans, and the ability of the borrower to repay maybe affected by many factors outside of the borrower’s control.

At December 31, 2011 and 2010, agricultural real estate loans totaled $45,351,000 and $39,671,000, or 14% and 12%, of our total loan portfolio, respectively.  Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm.  If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired.

Our loan portfolio has a large concentration of real estate loans, which involve risks specific to real estate values.

Real estate lending (including commercial, construction, land and residential) is a large portion of our loan portfolio. These categories were $85,614,000 or approximately 26% of our total loan portfolio as of December 31, 2011, as compared to $$91,974,000, or approximately 26%, as of December 31, 2010.  The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Although a significant portion of such loans are secured by a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio.  Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.  In particular, if the declines in values that have occurred in the residential and commercial real estate markets worsen, particularly within our market area, the value of collateral securing our real estate loans could decline further.  In light of the uncertainty that exists in the economy and credit markets nationally, there can be no guarantee that we will not experience additional deterioration resulting from the downturn in credit performance by our real estate loan customers.

Our allowance for loan losses (“ALLL”) may be insufficient to absorb losses in our loan portfolio.

We maintain an ALLL, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of potential credit losses that could be incurred within the existing loan portfolio. The ALLL, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the ALLL reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic and regulatory conditions, and unidentified losses inherent in the existing loan portfolio. The determination of the appropriate level of the ALLL involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the ALLL. In addition, bank regulatory agencies periodically review our ALLL and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs based on judgments different than those of management. An increase in the provision for loan losses to bolster the ALLL results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our consolidated financial condition and results of operations.

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

The Company is a separate and distinct legal entity from the Bank. Historically a substantial portion of its revenue has come from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common and preferred stock, and to pay interest and principal on our debentures. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Company.  Moreover, the Bank has agreed to refrain from paying dividends to the Company without the prior approval of the FDIC and WDFI, which in light of the current financial condition of the Bank, may not be granted in the near future.  In the event the Bank is unable to continue to pay dividends to the Company, the Company may not be able to service debt, pay obligations, or pay dividends on our common and preferred stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, consolidated financial condition, and results of operations.

We are subject to interest rate risk.

Our earnings are dependent upon our net interest income, which is the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect: (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other liabilities increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

The impact of interest rates on our mortgage banking activities can have a significant impact on revenues.

Changes in interest rates can impact mortgage banking income. A decline in mortgage rates generally increases the demand for mortgage loans as borrowers refinance, but also generally leads to accelerated payoffs. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and a decline in payoffs.

Legislative and regulatory reforms applicable to the financial services industry may, if enacted or adopted, have a significant impact on our business, financial condition and results of operations.

On July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act, together with the regulations to be developed there under, included provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.

The Dodd-Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums.  The legislation also called for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion.  The Dodd-Frank Act also authorized the Federal Reserve to limit interchange fees payable on debit card transactions, established the Bureau of Consumer Financial Protection as an

independent entity within the Federal Reserve, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contained provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties.  The Dodd-Frank Act also included provisions that affect corporate governance and executive compensation at all publicly-traded companies and allowed financial institutions to pay interest on business checking accounts.

The Collins Amendment to the Dodd-Frank Act, among other things, eliminated certain trust preferred securities from Tier 1 capital, but certain trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or less will continue to be includible in Tier 1 capital.  This provision also required the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies.

These provisions, or any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs.  These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.  Our management continues to stay abreast of developments with respect to the Dodd-Frank Act as its provisions are phased-in over time, and periodically reassesses its probable impact on our operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, is uncertain at this time.

The U.S. Congress has also recently adopted additional consumer protection laws such as the Credit Card Accountability Responsibility and Disclosure Act of 2010, and the Federal Reserve has adopted numerous new regulations addressing banks’ credit card, overdraft and mortgage lending practices.  Additional consumer protection legislation and regulatory activity is anticipated in the near future.

The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which is a strengthened set of capital requirements for banking organizations in the United States and around the world.  Basel III is currently supported by the U.S. federal banking agencies.  As agreed to, Basel III is intended to be fully-phased in on a global basis on January 1, 2019.  However, the ultimate timing and scope of any U.S. implementation of Basel III remains uncertain.  As agreed to, Basel III would require, among other things: (i) an increase in the minimum required common equity to 7% of total assets; (ii) an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 8.5% of total assets; and (iii) an increase in the minimum required amount of total capital, from the current level of 8% to 10.5%.  Each of these increased requirements includes 2.5% attributable to a capital conservation buffer to position banking organizations to absorb losses during periods of financial and economic stress.  Basel III also calls for certain items that are currently included in regulatory capital to be deducted from common equity and Tier 1 capital.  The Basel III agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013.  At that time, the U.S. federal banking agencies will be expected to have implemented appropriate changes to incorporate the Basel III concepts into U.S. capital adequacy standards.  Basel III changes, as implemented in the United States, will likely result in generally higher regulatory capital standards for all banking organizations.

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

We may be involved from time to time in a variety of litigation arising out of our business. Our insurance may not cover all claims that may be asserted against us, regardless of merit or eventual outcome. Such litigation may divert the focus of our management, and it is also possible that such litigation may harm our reputation. Should judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

Impairment of investment securities or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing the impairment of investment securities, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. If the Company experiences a pre-tax loss position in the future there is a likelihood that an additional valuation allowance may be necessary against its deferred tax asset.  The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

We may not be able to attract and retain skilled people.

Our past performance and growth has been influenced strongly by our ability to attract and retain management experienced in banking and financial services and familiar with the communities in our market areas.  Our ability to retain key employees of our bank subsidiary will continue to be important to the successful implementation of our strategy.  The unexpected loss of services of any key employees, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, results of operations and financial condition.

Further, we are subject to extensive restrictions on our ability to pay bonuses and other incentive compensation during the period in which we have any outstanding securities held by the Treasury that were issued under the CPP.  Many of the restrictions are not limited to our senior executives and could cover other employees whose contributions to revenue and performance can be significant.  The limitations may adversely affect our ability to recruit and retain these key employees in addition to our senior executive officers, especially if we are competing for talent against institutions that are not subject to the same restrictions.  The Dodd-Frank Act also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives. These rules, if adopted, may make it more difficult to attract and retain the people we need to operate our businesses and limit our ability to promote our objectives through our compensation and incentive programs.

We are subject to operational risk.

We are subject to operational risk which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events.  Operational risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards.  Although we seek to mitigate operational risk through a system of internal controls, resulting losses from operational risk could take the form of explicit charges, increased operational costs, harm to our reputation, or forgone opportunities, any and all of which could have a material adverse effect on our financial condition and results of operations.

Our internal controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, financial condition, and results of operations.

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

System failure or breaches of our network security, including with respect to our internet banking activities, could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use in our operations and internet banking activities could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers.  Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, as well as that of our customers engaging in internet banking activities.  In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer data.  Although we have procedures in place to prevent or limit the effects of any of these potential problems and intend to continue to implement security technology and establish operational procedures to prevent such occurrences, there can be no assurance that these measures will be successful.  Any interruption in, or breach in security of, our computer systems and network infrastructure, or that of our internet banking customers, could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our headquarters are located at the Bank’s administrative office facility at 132 West State Street, Medford, Wisconsin.  We own one building in Wausau and lease the premises back to the Bank. The Bank owns nine buildings and leases three. All buildings owned or leased by the Bank are in good condition and considered adequate for present and near-term requirements.

Branch	Address	Square Feet

Medford-Plaza	134 South 8th Street, Medford, WI 54451	20,000
Medford-Corporate	132 West State Street, Medford, WI 54451	15,900
Rib Mountain	3845 Rib Mountain Drive, Wausau, WI 54401	13,000
Colby	101 South First Street, Colby, WI 54421	8,767
Neillsville	500 West Street, Neillsville, WI 54456	7,560
Minocqua*	8744 Highway 51 N, Suite 4, Minocqua, WI 54548	4,500
Rhinelander	2170 Lincoln Street, Rhinelander, WI 54501	4,285
Phillips	864 N Lake Avenue, Phillips, WI 54555	4,285
Eagle River*	325 West Pine Street, Eagle River, WI 54521	4,000
Abbotsford	119 North First Street, Abbotsford, WI 54405	2,986
Weston *	7403 Stone Ridge Drive, Weston, WI 54476	2,500
Rib Lake	717 McComb Avenue, Rib Lake, WI 54470	2,112
Fairchild	111 N Front Street, Fairchild, WI 54741	1,040

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

As previously reported, in 2007 we commenced a legal action against the guarantor of a loan to a former car dealership (“Impaired Borrower”) and others seeking relief for damages.  On September 30, 2010 a Marathon County jury found the Impaired Borrower liable for intentionally misrepresenting the financial condition of the dealership and for acts of conspiracy in enticing the Bank to extend credit to it. The jury awarded the Bank a $4,000,000 judgment for the losses it suffered as a result of this transaction. This judgment is subject to appeal and the ability to collect is unclear at this time.  As a result of our continuing collection efforts to recover losses related to this transaction, the Bank received an insurance settlement in the amount of $500,000 in January 2011.  We continue to pursue all avenues of recovery.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no active established public trading market in our common stock, although two regional broker-dealers act as market makers for the stock.  Bid and ask prices are quoted on the OTC Bulletin Board under the symbol “MWFS.OB”.  Transactions in our common stock are limited and sporadic.

Market Prices and Dividends

The following table summarizes price ranges of over-the-counter quotations and cash dividends paid on our common stock for the periods indicated.  Prices represent the bid prices reported on the OTC Bulletin Board.  The prices do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	2011 Prices and Dividends				2010 Prices and Dividends
Quarter	High	Low	Dividends	Quarter	High	Low	Dividends
1st	$ 8.05	$ 7.90	$ 0.00	1st	$ 9.10	$ 6.00	$ 0.00
2nd	8.70	7.77	0.00	2nd	11.00	9.00	0.00
3rd	8.00	4.75	0.00	3rd	9.50	7.85	0.00
4th	5.00	3.50	0.00	4th	7.85	7.80	0.00

Holders

As of March 1, 2012, there were approximately 850 holders of record of our common stock. Some of our common stock is held in “street” or “nominee” name and the number of beneficial owners of such shares is not known nor included in the foregoing number.

Dividend Policy

Prior to 2009, dividends on our common stock were historically paid in cash on a quarterly basis in March, June, September, and December. In 2009, we declared a first quarter dividend payable to shareholders in March of that year. Subsequent to the payment of the 2009 first quarter dividend, we changed our dividend payment policy on our common stock to declare semi-annual dividends, payable in February and August; however, following an analysis of our operating results, capital position and the general economic climate, we elected to defer dividends beginning in August 2009 and do not anticipate paying dividends on our common stock for the foreseeable future.

Our ability to pay dividends depends in part upon the receipt of dividends from the Bank and these dividends are subject to limitation under banking laws and regulations. Our declaration of dividends to our shareholders is discretionary and will depend upon earnings, capital requirements, and the operating and financial condition of the Company. Prior to the third anniversary of the Treasury’s purchase of the Series A and B Preferred Stock, unless such stock has been redeemed, the consent of the Treasury will be required for us to increase our annual common stock dividend above $0.44 per common share.  We are also prohibited from paying dividends on our common stock if we fail to make distributions or scheduled payments on the Debentures or TARP Preferred Stock.  In consultation with the Federal Reserve Bank of Minneapolis, on May 12, 2011, the Company exercised its rights to suspend dividends on the outstanding TARP Preferred Stock and has also elected to defer interest on the Debentures.  As of December 31, 2011, the Company had $485 accrued and unpaid dividends on the TARP Preferred Stock and $146 accrued and unpaid interest due of the Debentures.  Consequently, we may not declare a dividend on our common stock until such accrued amounts have been paid and we are current on all distributions due holders of the Debentures and TARP Preferred Stock.

Stock Buy-Back

Under the CPP, prior to February 20, 2012, we were required to obtain the consent of the Treasury prior to redemption, purchase or acquisition any shares of our capital stock, other than (i) redemptions, purchases or other acquisitions of the TARP Preferred Stock, (ii) redemptions, purchases or other acquisitions of shares of our common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice and (iii) certain other redemptions, repurchases or other acquisitions as permitted under the CPP. We did not repurchase any shares of our capital stock in 2011, nor do we expect to in the near future.

ITEM 6.  SELECTED FINANCIAL DATA

Table 1:  Earnings Summary and Selected Financial Data

Years Ended December 31,	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Results of operations:
Interest income	$ 22,039	$ 25,062	$ 26,932	$ 29,732	$ 32,144
Interest expense	6,485	8,762	10,500	13,297	16,564
Net interest income	15,554	16,300	16,432	16,435	15,580
Provision for loan losses	4,750	4,755	8,506	3,200	1,140
Net interest income after provision for loan losses	10,804	11,545	7,926	13,235	14,440
Noninterest income	4,287	5,550	4,421	4,026	4,057
Other-than-temporary impairment losses, net	0	412	301	0	0
Noninterest expense	17,187	15,805	16,450	16,010	17,334
Income (loss) before income taxes	(2,096)	878	(4,404)	1,251	1,163
Income tax (benefit) expense	1,861	135	(1,916)	9	45
Net income (loss)	(3,957)	743	(2,488)	1,242	1,118
Preferred stock dividends, discount and premium	(644)	(641)	(545)	0	0
Net income (loss) available to common equity	($4,601)	$ 102	($3,033)	$ 1,242	$ 1,118
Earnings (loss) per common share:
Basic and diluted	($2.78)	$ 0.06	($1.84)	$ 0.76	$ 0.68
Cash dividends per common share	$ 0.00	$ 0.00	$ 0.11	$ 0.55	$ 0.66
Weighted average common shares outstanding:
Basic	1,654	1,650	1,645	1,643	1,640
Diluted	1,654	1,650	1,646	1,643	1,641
SELECTED FINANCIAL DATA
Year-End Balances:
Loans	$ 329,863	$ 339,170	$ 358,616	$ 364,381	$ 357,988
Allowance for loan losses	9,816	9,471	7,957	4,542	4,174
Investment securities available-for-sale, at fair value	110,376	101,310	103,477	81,038	82,551
Total assets	488,176	509,082	505,460	496,459	480,359
Deposits	381,620	400,610	397,800	385,675	369,479
Long-term borrowings	40,061	42,561	42,561	49,429	46,429
Subordinated debentures	10,310	10,310	10,310	10,310	10,310
Stockholders' equity	39,513	42,970	43,184	35,805	34,571
Book value per common share	$ 17.65	$ 19.85	$ 20.10	$ 21.78	$ 21.06
Average Balances:
Loans	$ 338,607	$ 355,575	$ 363,966	$ 361,883	$ 355,307
Investment securities available-for-sale, at fair value	129,742	123,103	110,515	90,776	86,972
Total assets	493,686	505,597	497,994	477,274	470,209
Deposits	384,210	394,872	380,633	364,710	360,101
Short-term borrowings	12,285	10,410	11,907	11,634	17,939
Long-term borrowings	41,273	42,561	47,296	51,874	42,462
Stockholders' equity	42,973	43,976	44,122	35,317	34,348
Financial Ratios:
Return on average assets	(0.93%)	0.02%	(0.61%)	0.26%	0.24%
Return on average common equity	(14.05%)	0.23%	(6.87%)	3.52%	3.25%
Average equity to average assets	8.70%	8.70%	8.86%	7.21%	7.20%
Net interest margin (1)	3.38%	3.46%	3.53%	3.71%	3.60%
Total risk-based capital	15.57%	15.46%	14.49%	13.33%	13.32%
Net charge-offs to average loans	1.30%	0.91%	1.40%	0.78%	1.45%
Nonperforming loans to total loans	4.00%	3.70%	3.89%	2.47%	1.77%
Efficiency ratio (1)	85.53%	73.40%	79.20%	76.86%	86.71%
Noninterest income to average assets	0.87%	1.10%	0.89%	0.84%	0.86%
Noninterest expenses to average assets	3.48%	3.13%	3.30%	3.35%	3.69%
Dividend payout ratio	0.00%	0.00%	7.27%	72.68%	96.78%
Stock Price Information: (2)
High	$ 8.70	$ 11.00	$ 16.25	$ 24.00	$ 38.00
Low	3.50	6.00	7.00	12.25	19.75
Market price at year end	3.50	7.80	7.00	12.25	19.75
(1) Fully taxable equivalent basis, assuming a federal tax rate of 34% and adjusted for the disallowance of interest expense
(2) Bid Price

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis reviews significant factors with respect to our consolidated financial condition at December 31, 2011 and 2010, and results of operations for the three-year period ended December 31, 2011.  This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and selected financial data presented elsewhere in this report.

Our discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance.  However, such performance involves risks and uncertainties that may cause actual results to differ materially from those discussed in such forward-looking statements.  A cautionary statement regarding forward-looking statements is set forth under the caption “Special Note Regarding Forward-Looking Statements” in Item 1 of this Annual Report on Form 10-K.  This discussion and analysis should be considered in light of such cautionary statements and the risk factors disclosed elsewhere in this report.

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

Investment Securities:  The fair value of our investment securities is important to the presentation of the consolidated financial statements since the investment securities are carried on the consolidated balance sheet at fair value.   We utilize a third party vendor to assist in the determination of the fair value of our investment portfolio. Adjustments to the fair value of the investment portfolio impact our consolidated financial condition by increasing or decreasing assets and shareholders’ equity, and possibly earnings.  Declines in the fair value of investment securities below their cost that are deemed to be other-than-temporarily impaired (“OTTI”) are reflected in earnings as realized losses and assigned a new cost basis.  In estimating OTTI, we consider many factors which include: (i) the length of time and the extent to which fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  To determine OTTI, we utilize a discounted cash flow model to estimate the fair value of the security.  The use of a discounted cash flow model involves judgment, particularly of interest rates, estimated default rates and prepayment speeds.

Allowance for Loan Losses:   Management’s evaluation process used to determine the adequacy of the ALLL is subject to the use of estimates, assumptions, and judgments. The evaluation process combines several factors: (i) evaluation of facts and issues related to specific loans; (ii) management’s ongoing review and grading of the loan portfolio; (iii) consideration of historical loan loss and delinquency experience on each portfolio category; (iv) trends in past due and nonperforming loans; (v) the risk characteristics of the various loan segments; (vi) changes in the size and character of the loan portfolio; (vii) concentrations of loans to specific borrowers or industries; (viii) existing and forecasted economic conditions; (ix) the fair value of underlying collateral; and (x) other qualitative and quantitative factors which could affect potential credit losses.  Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the ALLL, could change significantly.  As an integral part of their examination process, various regulatory agencies also review the ALLL. Such agencies may require that certain loan balances be classified differently or charged-off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Company believes the ALLL as recorded in the consolidated financial statements is adequate.

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

Income taxes:  The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings.  Quarterly assessments will be performed to determine if additional valuation allowances may be necessary against its deferred tax asset.  At December 31, 2011 the Company believes the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements.

All remaining information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are shown in thousands of dollars, except per share data.

Credit Management Process Enhancements

Our Principal Executive Officer, Executive Vice President and Chief Credit Officer (“Executive Management”) have been focused on continued enhancements to the Company’s credit management process to address credit quality and the effects of the economy.  To enhance credit risk management, the Company has taken several actions, including but not limited to: (i) the establishment of a credit administration function and hiring of an experienced Chief Credit Officer in November 2009; (ii) the expansion of its special assets and collection staff; (iii) the adoption of enhanced credit underwriting policies and procedures, including the requirement that exceptions to loan policies and procedures be approved by Executive Management; and (iv) loan officers prepare problem loan memos for all credits risk rated “special mention” and higher to identify risks and the remediation necessary to prevent continued credit quality declines in the loan portfolio.  These changes have prompted a number of personnel changes among our lending staff and in some instances the reassignment of duties and responsibilities among remaining staff members.

Additionally, while the board of directors has always provided oversight of the credit process, it has increased its involvement over the past several years.  Three independent directors and the President comprise the Bank’s Board Loan Committee (“BLC”).  The BLC meets at least twice each month (and other times as necessary) to review loan proposals for (i) secured loans risk rated acceptable or better and over $1,200; (ii) unsecured loans risk rated acceptable or better over $500; (iii) secured loans risk rated special mention or greater over $750; and (iv) unsecured loans risk rated special mention or greater over $100.  All actions or proposed actions for all loans risk rated substandard or doubtful, or which have been adversely classified by regulatory agencies, must be approved by the BLC.  Any secured loan over $7,000 or unsecured loan over $5,000 and all loan participations must be approved by the full board of directors.  The BLC annually reviews all loan relationships risk rated acceptable or better and over $1,200, all loan relationships risk rated special mention and over $750, and all loan relationships risk rated substandard or doubtful.  Delinquent loans are reviewed with the BLC on a regular basis.

Since 2009, the board’s Audit Committee has engaged the services of an independent third party to perform periodic reviews to evaluate the credit quality, loan administration and approval processes with respect to the Bank’s loan portfolio.  During 2011, the Audit Committee had the independent loan reviewer perform an in-depth review of “acceptable,” “special mention,” and “substandard” risk rated loans to confirm that the loan portfolio was appropriately risk rated. The review identified some loans that required the rating to be adjusted up or down, but overall confirmed that our loan procedures have improved.  Three independent loan reviews are scheduled to be performed in 2012 as well.

Results of Operations

Overview

The Company reported a net loss available to common shareholders of $4,601, or $2.78 per common share, for the year ended December 31, 2011, compared to net income available to common shareholders of $102, or $0.06 per common share, for the year ended December 31, 2010.

The Company’s financial results for 2011 were significantly impacted by the credit quality of the Bank’s loan portfolio, as there is a strong correlation between performance and the level of provision for loan losses, charge-offs and costs of adverse credit quality.  As described further below, during the fourth quarter of 2011, a $2,911 valuation allowance was recognized in income tax expense to offset deferred tax assets.  Weak loan demand, combined with historically low interest rates, has created intense competition for high quality credits while other investment alternatives offer little return resulting in a compressed net interest margin.  We expect that the level of provision for loan losses, along with the costs of adverse credit quality will continue to put pressure on our earnings in 2012.

Key factors behind these results are discussed below:

•

Net interest income of $15,554 for the year ended December 31, 2011, decreased by 5% from 2010.  On a fully tax-equivalent basis, the net interest margin at December 31, 2011 decreased to 3.38% from 3.46% in 2010.  The decrease in net interest margin was primarily due to an elevated level of liquidity that was invested in lower-yielding assets, weak loan demand, high levels of nonaccrual loans, and the sale of higher yielding investment securities during the latter half of 2010.  Average loans outstanding decreased by $16,968 to $338,607 and the average balance of investment securities increased $9,940 to $105,868 at December 31, 2011, compared to a year earlier.  The average yield on earning assets was 4.76% at December 31, 2011 compared to 5.29% at December 31, 2010.

•

Loans of $329,863 at December 31, 2011, decreased $9,307 from December 31, 2010. Loan growth has been impacted by the current credit environment, lack of loan demand in our market area, loan payoffs, and charge-offs.  Although competition among local and regional banks for creditworthy borrowers and core deposit customers remains high, we remain committed to supporting our markets through lending to creditworthy borrowers despite the increasing regulatory burdens placed on financial institutions and the continuing economic challenges.

•

Total deposits were $381,620 at December 31, 2011, down $18,990 from the year ended December 31, 2010, primarily due to the maturity of brokered certificates of deposit and deposits acquired under a listing service.  The Company decided to not replace these funding sources due to excess liquidity and continued efforts to reduce reliance on non core deposits.

•

Net charge-offs were $4,405 for 2011, and $3,241 for 2010. The provision for loan losses was $4,750 for 2011, compared with $4,755 for 2010.  The continued high level of provision was due primarily to the levels of loan charge-offs, levels of nonperforming loans, depressed collateral values, and internal assessments of currently performing loans with increased risk for future delinquencies.  The Bank’s coverage ratio of the ALLL to total loans at December 31, 2011 was 2.98% compared to 2.79% at December 31, 2010.

•

Another major contributor to current year results was a $2,911 valuation allowance taken in the fourth quarter of 2011 that was recognized in income tax expense to offset deferred tax assets.  The valuation allowance was taken to account for the possibility that some portion of the deferred tax asset will not be realized in the future.   A deferred tax asset is the amount of tax deductions the Company has available to be utilized on future income tax returns.  Upon the generation of future taxable income during the periods in which the tax deductions become deductible all or a portion of the established valuation allowance could be reversed.  If the Company experiences a pre-tax loss position in the future there is likelihood that an additional valuation allowance may be necessary.  At December 31, 2011 the remaining balance of the deferred tax asset was $1,179.

•

Excluding a legal settlement of $500 and a $55 loss on the sale of investments in 2011 and the $1,054 gain on sale of investments recognized in 2010, noninterest income for 2011 was $3,842, down $654, or 15%, compared to 2010.  Noninterest income continued to decline as a result of regulatory changes under the Dodd-Frank Act limiting certain service fees and decreased mortgage banking income from the sales of residential real estate loans into the secondary market.  Mortgage banking income did increase in the third and fourth quarters of 2011 as compared to the first half of the year due to declines in interest rates; however, even with the uptick in refinancing, the activity was not as high as 2010 levels.

•

Noninterest expense for 2011 was $17,187, an increase of $1,382, or 9%, over 2010, due primarily to increased foreclosure/OREO expenses, collection expenses, FDIC costs, marketing and product expenses associated with a new suite of deposit products, and loan servicing costs.

•

In 2010, the Company recognized OTTI write-downs of $412 from two private placement trust preferred securities as the unrealized losses appeared to be related to expected credit losses that will not be recovered by the Company.  No OTTI credit losses were recognized in earnings during 2011.

•

As of December 31, 2011, the Bank’s Tier One Capital Leverage ratio was 8.7% and Total Risk-Based capital ratio was 14.2%, compared to 9.0% and 13.9%, respectively, at December 31, 2010.  The Company’s Tier One Capital Leverage ratio was 9.6% and Total Risk-Based capital ratio was 15.6%, compared to 10.0% and 15.5%, respectively, at December 31, 2010.  All ratios are above the regulatory guidelines stipulated in the Bank’s and Company’s agreements with their primary regulators.

Net Interest Income

Our earnings are substantially dependent on net interest income which is the difference between interest earned on investments and loans and the interest paid on deposits and other interest-bearing liabilities. Net interest income is directly impacted by the sensitivity of the balance sheet to changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, and repricing frequencies.

Table 2 presents changes in the mix of average interest-earning assets and average interest-bearing liabilities for the three years ended December 31, 2011.  The mix of the balance sheet has shifted from loans to taxable securities funded by a growing allocation of savings deposits as compared to time deposits thus lowering the Company’s taxable-equivalent net interest income.

Table 2:  Mix of Average Interest Earning-Assets and Average Interest-Bearing Liabilities

	Years Ended December 31,
($ in thousands)	2011	2010	2009
Loans	72%	74%	77%
Taxable securities	20%	18%	17%
Tax-exempt securities	3%	2%	2%
Other	5%	6%	4%
Total interest-earning assets	100%	100%	100%
Interest-bearing demand	9%	9%	7%
Savings deposits	30%	26%	26%
Time deposits	44%	49%	49%
Short-term borrowings	3%	3%	3%
Long-term borrowings	11%	10%	12%
Subordinated debentures	3%	3%	3%
Total interest-bearing liabilities	100%	100%	100%

Table 3:  Average Balance Sheet and Net Interest Income Analysis – Taxable-Equivalent Basis

	Years Ended December 31,
	2011			2010			2009
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	($ in thousands)
ASSETS
Earnings assets
Loans (1) (2) (3)	$ 338,607	$ 18,980	5.61%	$ 355,575	$ 21,391	6.02%	$ 363,966	$ 22,814	6.27%
Investment securities:
Taxable	93,511	2,563	2.74%	85,925	3,216	3.74%	79,030	3,540	4.48%
Tax-exempt (2)	12,357	597	4.83%	10,003	544	5.43%	11,795	725	6.15%
Federal funds sold	12,296	16	0.13%	17,182	26	0.15%	12,164	14	0.12%
Securities purchased under agreements to sell	8,065	108	1.34%	3,833	65	1.70%	0	0	0.00%
Other interest-earning assets	3,512	39	1.11%	6,160	64	1.04%	7,526	135	1.79%
Total earning assets	$ 468,348	$ 22,303	4.76%	$ 478,678	$ 25,306	5.29%	$ 474,481	$ 27,228	5.74%
Cash and due from banks	7,857			7,789			7,618
Other assets	26,737			27,797			22,628
Allowance for loan losses	(9,256)			(8,667)			(6,733)
Total assets	$ 493,686			$ 505,597			$ 497,994
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand	$ 35,785	$ 164	0.46%	$ 35,100	$ 205	0.59%	$ 29,639	$ 187	0.63%
Savings deposits	116,802	902	0.77%	107,622	1,074	1.00%	105,330	1,393	1.32%
Time deposits	169,825	3,500	2.06%	199,942	5,123	2.56%	195,712	6,221	3.18%
Short-term borrowings	12,285	123	1.00%	10,410	95	0.91%	11,907	124	1.04%
Long-term borrowings	41,273	1,614	3.91%	42,561	1,670	3.92%	47,296	1,961	4.15%
Subordinated debentures	10,310	183	1.77%	10,310	595	5.77%	10,310	614	5.98%
Total interest-bearing liabilities	$ 386,280	$ 6,486	1.68%	$ 405,945	$ 8,762	2.16%	$ 400,194	$ 10,500	2.62%
Noninterest-bearing demand deposits	61,798			52,208			49,952
Other liabilities	2,635			3,468			3,726
Stockholders' equity	42,973			43,976			44,122
Total liabilities and stockholders' equity	$ 493,686			$ 505,597			$ 497,994
Net interest income and rate spread		$ 15,817	3.08%		$ 16,544	3.13%		$ 16,728	3.12%
Net interest margin			3.38%			3.46%			3.53%

(1)

Nonaccrual loans are included in the daily average loan balances outstanding.

(2)

The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.

(3)

Interest income includes loan fees of $317 in 2011, $387 in 2010 and $489 in 2009.

Table 4:  Volume/Rate Variance – Taxable-Equivalent Basis

	2011 vs. 2010			2010 vs. 2009
		Due to			Due to
	Volume	Rate (1)	Net	Volume	Rate (1)	Net
Loans (2)	($1,021)	($1,390)	($2,411)	($526)	($897)	($1,423)
Taxable investments	284	(937)	(653)	309	(633)	(324)
Tax-exempt investments (2)	128	(75)	53	(110)	(71)	(181)
Federal funds sold	(7)	(2)	(10)	6	6	12
Securities purchased under agreements to sell	72	(29)	43	0	65	65
Other interest-earning assets	(28)	2	(25)	(25)	(46)	(71)
Total earning assets	($572)	($2,431)	($3,003)	($346)	($1,576)	($1,922)
Interest-bearing demand	$ 4	($45)	($41)	$ 34	($16)	$ 18
Savings deposits	92	(264)	(172)	30	(349)	(319)
Time deposits	(771)	(852)	(1,623)	135	(1,233)	(1,098)
Short-term borrowings	17	11	28	(16)	(13)	(29)
Long-term borrowings	(50)	(6)	(56)	(197)	(94)	(291)
Subordinated debenture	0	(412)	(412)	0	(19)	(19)
Total interest-bearing liabilities	($708)	($1,568)	($2,276)	($14)	($1,724)	($1,738)
Net interest income	$ 136	($863)	($727)	($332)	$ 148	($184)

(1)

The change in interest due to both rate and volume has been allocated to rate.

(2)

The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

Table 5: Yield on Earning Assets

	December 31, 2011		December 31, 2010		December 31, 2009
	Yield	Change	Yield	Change	Yield	Change
Yield on earning assets (1)	4.76%	(0.53)%	5.29%	(0.45)%	5.74%	(0.91)%
Effective rate on all liabilities as a percentage of earning assets	1.38%	(0.45)%	1.83%	(0.38)%	2.21%	(0.73)%
Net yield on earning assets	3.38%	(0.08)%	3.46%	(0.07)%	3.53%	(0.18)%

(1)

The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

Comparison of 2011 versus 2010

Taxable-equivalent net interest income was $15,817 for 2011, a decrease of 4% from 2010 primarily attributable to unfavorable rate variances as the impact of interest rates received on loans and other investments decreased more than the interest rates paid on deposits and other borrowings.  Taxable-equivalent net interest income decreased $863 in 2011 compared to 2010 due to changes in rate.

The taxable-equivalent net interest margin was 3.38% for 2011, down from 3.46% for 2010.  For 2011, the yield on earning assets of 4.76% was 53 basis points (“bps”) lower than the comparable period last year.  Loan yields decreased 41 bps, to 5.61%, impacted by levels of nonaccrual loans, lower loan yields given the repricing of adjustable rate loans, soft loan demand, and competitive pricing pressures to retain and/or obtain creditworthy borrowers.  The yield on investment securities decreased 94 bps to 2.98%, impacted by the Company’s excess liquidity position being invested in lower-yielding investment securities resulting from soft loan demand during 2011 and the sale of $33,184 of investment securities during the latter half of 2010.

The cost of interest-bearing liabilities of 1.68% for 2011 was 48 bps lower than 2010.  The average cost of interest-bearing deposits was 1.42%, down 45 bps due to decreasing deposit offering rates, while the cost of wholesale funding (comprised of short-term borrowings and long-term borrowings) decreased 9 bps to 3.24% for 2011.  The Company’s outstanding $10,310 of Debentures had a fixed rate of 5.98% through December 15, 2010, after which they have had a floating rate equal to the three-month LIBOR plus 1.43%, adjusted quarterly.  The interest rate at December 31, 2011 was 1.98%.

Average earning assets of $468,348 for 2011 were $10,330 lower than the comparable period last year. Average investment securities grew $9,940 to $105,868, reflecting the Company’s increased liquidity position invested in lower-yielding assets.  Average loans decreased $16,968 to $338,607 as a result of soft loan demand, pay-offs and charge-offs.  Taxable-equivalent interest income in 2011 decreased $3,003 to $22,303 due to $572 unfavorable earning asset volume changes and $2,431 unfavorable rate variances.

Average interest-bearing liabilities of $386,280 for 2011 were down $19,665 compared to the related 2010 period. Average interest-bearing deposits decreased $20,252 while noninterest-bearing deposits increased $9,590.  For 2011, interest expense decreased $2,276 of which $1,568 was due to favorable rate changes and $708 was due to favorable volume changes.

Comparison of 2010 versus 2009

Taxable equivalent net interest income for 2010 was $16,544, a decrease of $184, or 1%, from $16,728 in 2009.  The decrease in taxable equivalent net interest income was a function of unfavorable volume variances (as balance sheet changes in both volume and mix decreased taxable equivalent net interest income by $332) and favorable interest rate changes (as the impact of changes in the interest rate environment and product pricing increased taxable equivalent interest income by $148).  The change in mix and volume of earning assets decreased taxable equivalent interest income by $346, while the change in volume and composition of interest-bearing liabilities decreased interest expense $14.  Rate changes on earning assets reduced interest income by $1,576, while changes in rates on interest-bearing liabilities lowered interest expense by $1,724, for a net favorable impact of $148.

The net interest margin for 2010 was 3.46%, compared to 3.53% in 2009.  For 2010, the yield on earning assets of 5.29% was 45 bps lower than 2009.  Loan yields decreased 25 bps, to 6.02%, impacted by the levels of nonaccrual loans, repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment. The yield on investment securities and other interest-earning assets decreased 81 bps, impacted by the Company’s excess liquidity position during most of 2010 and the sale of investment securities.

The cost of average interest-bearing liabilities of 2.16% in 2010 was 46 bps lower than 2009.  The average cost of interest-bearing deposits in 2010 was 1.87%, 49 bps lower than 2009, reflecting the low interest rate environment.  The cost of wholesale funding (comprised of short-term borrowings and long-term borrowings) decreased 19 bps to 3.33% for 2010.  The Debentures had a fixed rate of 5.98% through December 15, 2010, after which they have a floating rate of the three-month Libor plus 1.43%, adjusted quarterly.  The interest rate at December 31, 2010 was 1.73%.

Average earning assets of $478,678 in 2010 were $4,197 lower than 2009.  Average federal funds sold and overnight repurchase agreements and investment securities grew $10,849 and $5,103, respectively, reflecting the Company’s increased liquidity position.  Average loans decreased $8,391.  Taxable equivalent interest income in 2010 decreased $1,922 due to earning asset rate and volume changes.

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

Provision for Loan Losses

The provision for loan losses in 2011 was $4,750, compared to $4,755 and $8,506 for 2010 and 2009, respectively. The continued high level of provision was due primarily to the levels of loan charge-offs, levels of nonperforming loans, depressed collateral values, existing economic conditions, and internal assessments of currently performing loans with increased risk for future delinquencies.  Net charge-offs were $4,405 for 2011, compared to $3,241 for 2010 and $5,091 for 2009.  The increase in net charge-offs from 2010 was primarily due to management’s decision, made in consultation with the Bank’s regulators, to charge-off certain impaired loans that were covered by specific reserve allocations identified in the ALLL in 2011.  At December 31, 2011, the ALLL was $9,816, an increase of $345 over December 31, 2010 and an increase of $1,859 over December 31, 2009. The ratio of the ALLL to total loans was 2.98%, 2.79%, and 2.22% for the years ended December 31, 2011, 2010, and 2009, respectively.  Nonperforming loans at December 31, 2011, were $13,200, compared to $12,543 at December 31, 2010, and $13,942 at December 31, 2009, representing 4.00%, 3.70%, and 3.89% of total loans, respectively.

The provision for loan losses is predominantly a function of the Company’s methodology and judgment as to qualitative and quantitative factors used to determine the adequacy of the ALLL.  The adequacy of the ALLL is affected by changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies in each portfolio segment, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses.  We believe the level of provisioning and the level of our ALLL followed the direction of our policies and was adequate to cover anticipated and unexpected loan losses inherent in our loan portfolio as of December 31, 2011.  However, we may need to increase our provisions in the future should the quality of the loan portfolio decline or other factors used to determine the allowance worsen.  Please refer to the discussion under “Balance Sheet Analysis-Allowance for Loan Losses” and “Balance Sheet Analysis-Impaired Loans and Nonperforming Assets” for further information.

Noninterest Income

Table 6: Noninterest Income

	Years Ended December 31,			Change From Prior Year
($ in thousands)	2011	2010	2009	$ Change 2011	% Change 2011	$ Change 2010	% Change 2010
Service fees	$ 953	$ 1,174	$ 1,239	($221)	(19%)	($65)	(5%)
Trust service fees	1,066	1,103	1,024	(37)	(3%)	79	8.0%
Investment product commissions	221	221	237	0	0%	(16)	(7%)
Mortgage banking	523	955	564	(432)	(45%)	391	69%
Gain (loss) on sale of investments	(55)	1,054	449	(1,109)	(105%)	605	135%
Other	1,579	1,043	908	536	51%	135	15%
Total noninterest income	$ 4,287	$ 5,550	$ 4,421	($1,263)	(23%)	$ 1,129	26%

Comparison of 2011 versus 2010

Noninterest income was $4,287 for 2011, down $1,263, or 23%, from 2010.  Excluding a legal settlement of $500 and a $55 loss on the sale of investments in 2011 and the $1,054 gain on sale of investments recognized in 2010, noninterest income for the year ended December 31, 2011 totaled $3,842 down $654, or 15%, compared to 2010.

Service fees on deposit accounts for 2011 were $953, down $221, or 19%, from 2010.  The decline in service fees was due to a general decrease in the amount of NSF/overdraft fees collected due to regulatory changes under the Dodd-Frank Act and changes in customer behavior.  For 2012, core fee-based revenues are expected to face challenges related to the same factors that have affected 2011 results.

The Wealth Management Services Group generates trust service fees and investment product commissions.  Trust service fees were $1,066 in 2011, down $37 from 2010, primarily due to a decrease in the valuations of assets under management, on which fees are based.  Investment product commissions remained unchanged at $221 for 2011 and 2010.

Mortgage banking income represents income received from the sale of residential real estate loans into the secondary market. During 2010, mortgage rates fell to historically low levels, prompting a wave of consumer refinancing activity generating $955 of mortgage banking income.  Mortgage banking income did increase in the third and fourth quarters of 2011 due to further declines in interest rates; however, even with the uptick in refinancing, the refinancing activity was not as high as 2010 levels.

The Company recognized a $55 loss on the sale of investments in 2011.  The security sales were executed in an effort to increase the credit quality of the Company’s investment portfolio.  Excluding the $500 legal settlement noted above, other operating income increased $36 to $1,079 in 2011 compared to $1,043 in 2010.

Comparison of 2010 versus 2009

Noninterest income was $5,550 for 2010, an increase of $1,129, or 26%, from 2009.

For 2010, mortgage banking income was $955, up $391 from 2009.  In 2010, 407 mortgage loans were sold totaling $68,886 into the secondary market compared to 301 loans totaling $47,436 for 2009.  Residential loan activity reached an all time high in 2010 due to the historically low interest rate environment.

Gain on sale of investments was $1,054 for 2010 compared to $449 in 2009.  Proceeds from 2010 sales totaled $38,146 while proceeds from 2009 were $12,717.  The sales of investments are considered a normal function of prudently managing the portfolio and taking advantage of gain positions when appropriate.  Sales also occurred to remove those mortgage securities that were considered too small to hold, to remove those securities that will have a tendency to react most negatively as rates rise and lastly to reposition the portfolio for future rising interest rates.

Noninterest Expense

Table 7:  Noninterest Expense

	Years Ended December 31,			Change From Prior Year
($ in thousands)	2011	2010	2009	$ Change 2011	% Change 2011	$ Change 2010	% Change 2010
Salaries and employee benefits	$ 8,561	$ 8,537	$ 8,411	$ 24	0%	$ 126	1%
Occupancy	1,769	1,830	1,893	(61)	(3%)	(63)	(3%)
Data processing	667	651	648	16	2%	3	0%
Foreclosure/OREO expense	857	243	1,278	614	253%	(1,035)	(81%)
Legal and professional fees	891	677	882	214	32%	(205)	(23%)
FDIC expense	1,117	1,036	1,057	81	8%	(21)	(2%)
Other	3,325	2,831	2,281	494	17%	550	24%
Total noninterest expense	$ 17,187	$ 15,805	$ 16,450	$ 1,382	9%	($645)	(4%)

 Comparison of 2011 versus 2010

Total noninterest expense was $17,187 for the full year of  2011, an increase of $1,382, or 9%, over  2010 due primarily to increased foreclosure/OREO expenses, collection expenses, FDIC costs, and marketing and product expenses associated with a new suite of deposit products.  The Company expects the costs of adverse credit quality to continue to stress earnings in 2012.

Foreclosure/OREO expense consists of the costs associated with OREO properties such as real estate taxes, utilities, maintenance costs, valuation adjustments against the carrying costs, and gains or losses on the sale of OREO properties.  Foreclosure/OREO expense was $857 for the full year 2011 and consisted of $1,098 of

OREO carrying costs offset by a $241 gain on the sales of various OREO properties.  Foreclosure/OREO expense also included $628 of valuation adjustments against the carrying cost of various foreclosed properties based on appraisals obtained during 2011, compared to $159 in 2010.  The majority of the remaining increase in foreclosure/OREO expense was due to real estate taxes and maintenance costs.

Legal and professional fees of $891 increased $214, or 32%, primarily due to higher legal costs associated with loan collection activities in 2011.  An increase in FDIC expense of $81 was primarily due to increased deposit insurance rates due to a change in our risk rating.

Other operating expenses were $3,325 for the full year 2011, an increase of $494 over 2010, primarily due to increased marketing costs and reward payments based on debit card usage associated with the introduction of a new deposit program.  The new deposit program did enhance our brand awareness across our markets and increased our balances in noninterest-bearing demand and savings deposits.  In 2012 we anticipate that the amount of rewards we will be able to pay our customers under this deposit program will decrease as a result of certain limitations to which the Bank is subject pursuant to its Agreement with the FDIC and WDFI.

In 2012, the Company has renewed efforts to reduce noninterest expenses, including but not limited to staff reductions and no merit increases for 2012, delaying non-critical projects, workflow changes, renegotiating vendor contracts, decreasing marketing expenses and reducing the levels of other discretionary spending.

Comparison of 2010 versus 2009

Noninterest expense declined $645, or 4%, from 2009, primarily from a reduction of $1,035 in expenses related to foreclosure/OREO expense as we were actively working out more loans in 2009 than in 2010.

Generally we continued to control noninterest expenses through staff reductions during 2010 (full-time-equivalents at December 31, 2010 were 151 compared to 158 at December 31, 2009), renegotiated vendor contracts and reduced our level of discretionary spending.

Our primary noninterest expense is salaries and benefits.  Overall, salaries were generally frozen for all employees in 2010 and related expenses declined $19; however, this was offset by increases of $145 in the Company’s insurance and medical plans, provided as an employee benefit, for a net increase of $126 in 2010.

Foreclosure/OREO expense for 2010 was $243, a reduction of $1,035 from 2009.  Savings of $698 were realized due to lower valuation adjustments required for OREO properties and the carrying expenses thereof, as well as a general reduction in foreclosure expenses.

Other expenses of $2,831 increased $550 in 2010 primarily due to $118 increase in advertising, marketing and public relations expenses; $289 in higher loan servicing expenses and $100 due to the recalculation of directors’ deferred compensation fees.

Income Taxes

Income tax expense for 2011 was $1,861 compared to $135 for 2010.  The basic principles for accounting for income taxes require that deferred income taxes be analyzed to determine if a valuation allowance is required.  A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized.  Primarily due to net operating loss carryovers in 2011, the Bank’s net deferred tax asset (prior to any valuation allowance) increased to $4,260.  All available evidence, both positive and negative, was considered to determine whether any impairment of this asset should be recognized.  Based on consideration of the available evidence including historical losses which must be treated as substantial negative evidence and the potential of future taxable income, a $3,081 valuation allowance was determined to be necessary at December 31, 2011 to adjust deferred tax assets to the amount of net operating losses that are expected to be realized.  If realized, the tax benefit for this item will reduce current tax expense for that period. If future earnings projections are not met there is a likelihood that an additional valuation allowance may be necessary.

Both the Company and the Bank pay federal and state income taxes on their consolidated net earnings.  At December 31, 2011 tax net operating losses at the Company of approximately $4,071 federal and $10,038 state existed to offset future taxable income.

BALANCE SHEET ANALYSIS

Loans

The Bank services a diverse customer base throughout North Central Wisconsin including the following industries: agriculture (primarily dairy), retail, manufacturing, service, resort properties, timber and businesses supporting the general building industry.  We continue to concentrate our efforts in originating loans in our local markets and assisting our current loan customers.  We are actively utilizing government loan programs such as those provided by the U.S. Small Business Administration, U.S. Department of Agriculture, and USDA Farm Service Agency to help these customers weather current economic conditions and position their businesses for the future.

Total loans were $329,863 at December 31, 2011, a decrease of $9,307, or 3%, from December 31, 2010.  During 2011, the Company focused primarily on improving asset quality and working out current credit issues rather than loan growth.

Table 8:  Loan Composition

	2011		2010		2009		2008		2007
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	($ in thousands)
Commercial business	$ 41,347	12%	$ 39,093	12%	$ 35,673	10%	$ 39,047	11%	$ 39,892	11%
Commercial real estate	123,868	37%	132,079	39%	138,891	39%	127,209	34%	114,028	32%
Real estate construction	28,708	9%	30,206	9%	35,417	10%	45,665	13%	45,959	13%
Agricultural	45,351	14%	39,671	12%	42,280	12%	43,345	12%	40,804	11%
Real estate residential	85,614	26%	91,974	26%	99,116	27%	100,311	28%	107,239	30%
Installment	4,975	2%	6,147	2%	7,239	2%	8,804	2%	10,066	3%
Total loans	$ 329,863	100%	$ 339,170	100%	$ 358,616	100%	$ 364,381	100%	$ 357,988	100%
Owner occupied	$ 70,412	57%	$ 83,115	63%	$ 88,002	63%	$ 54,749	43%	$ 57,027	50%
Non-owner occupied	53,456	43%	48,964	37%	50,889	37%	72,460	57%	57,001	50%
Commercial real estate	$ 123,868	100%	$ 132,079	100%	$ 138,891	100%	$ 127,209	100%	$ 114,028	100%
1-4 family construction	$ 1,837	6%	$ 967	3%	$ 3,523	10%	$ 4,757	10%	$ 8,034	17%
All other construction	26,871	94%	29,239	97%	31,894	90%	40,908	90%	37,925	83%
Real estate construction	$ 28,708	100%	$ 30,206	100%	$ 35,417	100%	$ 45,665	100%	$ 45,959	100%

Commercial business loans, commercial real estate, real estate construction loans and agricultural loans comprise 72% of our loan portfolio at December 31, 2011.  Such loans are considered to have more inherent risk of default than residential mortgage or installment loans.  The commercial balance per borrower is typically larger than that for residential and mortgage loans, implying higher potential losses on an individual customer basis.  Commercial loan growth throughout 2010 and 2011 has been negatively impacted by soft loan demand across all markets, the Company’s aggressive approach to recognizing risks associated with specific borrowers and the recognition of charge-offs on nonperforming loans in a timely manner.

Commercial business loans were $41,347 at December 31, 2011, up $2,254, or 6%, since year end 2010, and comprised 12% of total loans.  The commercial business loan classification primarily consists of commercial loans to small businesses, multi-family residential income-producing businesses, and loans to municipalities. Loans of this type include a diverse range of industries. The credit risk related to commercial business loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any.

The commercial real estate loan classification primarily includes commercial-based mortgage loans that are secured by nonfarm/nonresidential real estate properties. Commercial real estate loans totaled $123,868 at December 31, 2011, down $8,211, or 6%, from December 31, 2010, and comprised 37% of total loans, down from 39% at the end of 2010.  The decrease in this segment was due to charge-offs, pay downs, and the bank decreasing its credit exposure by encouraging the refinancing of certain loan relationships with other financial institutions.  Future lending in this segment will focus on loans that are secured by commercial income producing properties as opposed to speculative real estate development. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis.

Real estate construction loans declined $1,498, or 5%, to $28,708, representing 9% of the total loan portfolio at the end of 2011 and 2010.  Loans in this classification provide financing for the acquisition or development of commercial income properties, multi-family residential development, and single-family consumer construction. The Company controls the credit risk on these types of loans by making loans in familiar markets, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances.

Agricultural loans totaled $45,351 at December 31, 2011, up $5,680, or 14%, compared to December 31, 2010, and represented 14% of the 2011 year end loan portfolio, up from 12% at year end 2010.  The majority of the increase was from two new credit relationships.  Loans in this classification include loans secured by farmland and financing for agricultural production.  Credit risk is managed by employing sound underwriting guidelines, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis.

Real estate residential loans totaled $85,614 at the end of 2011, down $6,360, or 7%, from the prior year end, but comprised 26% of total loans outstanding at year end 2011 and 2010.  Residential mortgage loans include conventional first lien home mortgages and home equity loans.  Home equity loans consist of home equity lines, and term loans, some of which are first lien positions.  If the declines in market values that have occurred in the residential real estate markets worsen, particularly in our market area, the value of collateral securing our real estate loans could decline further, which could cause an increase in our provision for loan losses.  In light of the uncertainty that exists in the economy and credit markets, there can be no guarantee that we will not experience additional deterioration resulting from a downturn in credit performance by our residential real estate loan customers.   As part of its management of originating residential mortgage loans, nearly all of the Company’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights. At December 31, 2011, $2,163 of residential mortgages were being held for resale to the secondary market, compared to $7,444 at December 31, 2010.

Installment loans totaled $4,975 at December 31, 2011, down $1,172, or 19%, compared to 2010, and represented 2% of the 2011 and 2010 year end loan portfolio.  The decline in aggregate installment loan balances is largely a result of the fact that the Company experiences extensive competition from local credit unions offering low rates on installment loans and therefore has directed resources toward more profitable lending segments.  Loans in this classification include short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early problem loan identification and remedial action to minimize losses, an adequate ALLL, and sound nonaccrual and charge-off policies. An active credit risk management process is used for commercial loans to further ensure that sound and consistent credit decisions are made. The credit management process is regularly reviewed and the process has been modified over the past several years to further strengthen the controls and enhance the direct participation by the Bank’s BLC in the credit process.

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2011, no significant industry concentrations existed in the Company’s portfolio in excess of 30% of total loans.  The Bank has also developed guidelines to manage its exposure to various types of concentration risks.

The following table presents the maturity distribution of the loan portfolio at December 31, 2011:

Table 9:  Loan Maturity Distribution

	Loan Maturity
	One Year	Over One Year	Over
	or Less	to Five Years	Five Years
	($ in thousands)
Commercial business	$ 11,664	$ 27,020	$ 2,663
Commercial real estate	48,451	60,363	15,054
Real estate construction	10,726	12,956	5,026
Agricultural	17,240	20,177	7,934
Real estate residential	17,751	27,974	39,889
Installment	1,790	2,983	202
Total	$ 107,622	$ 151,473	$ 70,768
Fixed rate	$ 91,231	$ 136,329	$ 7,327
Variable rate	16,391	15,144	63,441
Total	$ 107,622	$ 151,473	$ 70,768

Allowance for Loan Losses

Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and on-going review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and minimization of loan losses.

The ALLL is established through a provision for loan losses charge to expense to appropriately provide for potential credit losses in the exiting loan portfolio.  Loans are charged against the ALLL when management believes that the collection of principal is unlikely.  The level of the ALLL represents management’s estimate of an amount of reserves that provides for estimated probable credit losses in the loan portfolio at the balance sheet date. To assess the ALLL, an allocation methodology is applied by the Company which focuses on evaluation of qualitative and environmental factors, including but not limited to: (i) evaluation of facts and issues related to specific loans; (ii) management’s ongoing review and grading of the loan portfolio; (iii) consideration of historical loan loss and delinquency experience on each portfolio segment; (iv) trends in past due and nonperforming loans; (v) the risk characteristics of the various loan segments; (vi) changes in the size and character of the loan portfolio; (vii) concentrations of loans to specific borrowers or industries; (viii) existing and forecasted economic conditions; (ix) the fair value of underlying collateral; and (x) other qualitative and quantitative factors which could affect potential credit losses.  Our methodology reflects guidance by regulatory agencies to all financial institutions.

At December 31, 2011, the ALLL was $9,816, compared to $9,471 at December 31, 2010 and $7,957 at December 31, 2009. The ALLL as a percentage of total loans was 2.98%, 2.79%, and 2.22% at December 31, 2011, 2010 and 2009, respectively.  The heightened level of the ALLL is appropriate while problem loans and charge-offs continue at elevated levels.  The level of the provision for loan losses is directly correlated to the amount of net charge-offs, as it is the Company’s policy that the loan loss provisions, over time, exceed net charge-offs and provide coverage for potential credit losses in the existing loan portfolio.

Management allocates the ALLL by pools of risk within each loan portfolio segment.  The allocation methodology consists of the following components.  First a specific reserve, for the estimated collateral shortfall, is established for all impaired loans.  Impaired loans include all troubled debt-restructurings (“restructured loans”), loans risk-weighted as “substandard” and “doubtful” with balances greater than $100 and loans risk-weighted “special mention” with balances greater than $250 determined to be impaired by the Company.  During June 2011, to conservatively provide for unexpected changes within the impaired loans, the specific reserve in the ALLL is the greater of (i) the estimated collateral shortfall calculated in the impairment analysis, or (ii) an amount equal to 50% of the homogenous pool loss rate by loan segment and risk rating.

Second, management allocates ALLL with loss factors by loan segment, primarily based on risk ratings in the larger and more volatile loan segments and the migration of loan balances from the “special mention” risk rating to “substandard” and “doubtful” risk ratings.  During the second quarter of 2011, management refined its process for determining historical loss rates by incorporating default and loss severity rates at a more granular level within each loan segment.  The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels for the rolling twelve months.  Lastly, management allocates ALLL to the remaining loan portfolio using qualitative factors, including but not limited to: (i) delinquency rate of loans 30 days or more past-due; (ii) unemployment rates in the seven counties the Company serves; (iii) consumer disposable income; (iv) loan management; (v) loan segmentation by risk of collectability; and (vi) historical loss history for the rolling 36 months, adjusted quarterly.

The ALLL was 74%, 76% and 57% of nonperforming loans at December 31, 2011, 2010 and 2009, respectively. Gross charge-offs were $4,988 for 2011, $4,034 for 2010, and $5,283 for 2009, while recoveries for the corresponding periods were $583, $793 and $192, respectively. As a result, net charge-offs for 2011 were $4,405, or 1.30%, of average loans, compared to $3,241, or 0.91% of average loans, for 2010 and $5,091, or 1.40% of average loans, for 2009.  The 2011 increase in net charge-offs of $1,164 was comprised of a $1,296 increase in commercial and real estate construction net charge-offs offset by a $132 decrease in agricultural, real estate residential and installment loans.  The 2011 increase in commercial net charge-offs was mainly attributable to management’s decision, made in consultation with its banking regulators, to charge-off certain impaired loans that were covered by specific reserve allocations identified in the ALLL.  Since 2007, aggregate net charge-offs have been $20,719, of which $15,598, or 75%, were from commercial loans.  Issues impacting asset quality during this period included historically depressed economic factors, such as heightened unemployment, depressed commercial and residential real estate markets, volatile energy prices, and depressed consumer confidence. Declining collateral values have significantly contributed to our elevated levels of nonperforming loans, net charge-offs, and ALLL.  The Company has been focused on implementing enhancements to the credit management process to address and enhance underwriting and risk-based pricing guidelines for commercial real estate and real estate construction lending, as well as on new home equity and residential mortgage loans, to reduce potential exposure within these portfolio segments.  The level of the provision for loan losses is directly correlated to the amount of net charge-offs, as it is the Company’s policy that the loan loss provisions, over time, exceed net charge-offs and provide coverage for potential credit losses in the existing loan portfolio.  Loans charged-off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

The largest portion of the ALLL at year end 2011 was allocated to commercial real estate loans and was

$3,685, representing 38% of the ALLL at year end 2011 compared to 46% at year end 2010. The decrease in the amount allocated to commercial real estate was attributable to the decrease in the percentage of nonaccrual loans represented by commercial real estate loans, 36% of total nonaccrual loans at year end 2011, compared to 49% at year end 2010 - and the decrease in the percentage of our total portfolio represented by commercial real estate to 37% of total loans at year end 2011, down from 39% at year end 2010.  The ALLL allocated to commercial business loans was $1,004 at year end 2011, an increase of $468 from year end 2010, and represented 10% of the ALLL at year end 2011, compared to 6% at year end 2010. The increase in the commercial business allocation was due to a $680 increase in nonaccrual loans which represented 7% of nonaccrual loans at year end 2011 compared to less than 1% at year end 2010.  At December 31, 2011, the ALLL allocated to real estate construction was $1,320, compared to $1,278 at December 31, 2010, representing 13% of the ALLL for 2011 and 2010. The allocation to real estate construction remained relatively unchanged as the level on nonaccrual loans in the category decreased $125 from 2010 but the category as a whole remained at 9% of total loans.  The ALLL allocation to agricultural loans remained at 12% for 2011 and 2010.  Agricultural loans as a percent of the total loan portfolio increased to 14% for 2011 up from 12% for 2010; however the credit quality of the agricultural loan portfolio improved during 2011 as the level of nonaccrual loans decreased to $134 at December 31, 2011 from $440 at year end 2010.  The ALLL allocation to real estate residential increased to 26% at December 31, 2011, compared to 22% at December 31, 2010, given the increase in real estate residential as a percentage of nonaccrual loans and net charge-offs. The ALLL allocation to installment loans remained at 1% for year end 2011 and 2010.  Management performs ongoing intensive analyses of its loan portfolios to allow for early identification of customers experiencing financial difficulties, maintains prudent underwriting standards, understands the economy in its markets, and considers the trend of deterioration in loan quality in establishing the level of the ALLL.

Consolidated net income and stockholders’ equity could be affected if management’s estimate of the ALLL necessary to cover expected losses is subsequently materially different, requiring a change in the level of provision for loan losses to be recorded.  While management uses currently available information to recognize losses on loans, future adjustments to the ALLL may be necessary based on newly received appraisals, updated commercial customer financial statements, rapidly deteriorating customer cash flow, and changes in economic conditions that affect our customers. As an integral part of their examination process, various federal and state regulatory agencies also review the ALLL. Such agencies may require additions to the ALLL or may require that certain loan balances be charged-off or downgraded into criticized loan categories when their credit evaluations differ from those of management based on their judgments about information available to them at the time of their examination.

Table 10:  Loan Loss Experience

	Years Ended December 31,
	2011	2010	2009	2008	2007
	($ in thousands)
Allowance for loan losses:
Balance at beginning of year	$ 9,471	$ 7,957	$ 4,542	$ 4,174	$ 8,184
Loans charged-off:
Commercial business	173	435	608	299	1,443
Commercial real estate	2,005	1,490	1,990	1,469	3,309
Real estate construction	1,295	537	1,556	186	6
Agricultural	203	206	38	25	1
Total commercial	3,676	2,668	4,192	1,979	4,759
Real estate residential	1,067	1,207	964	895	341
Installment	245	159	127	195	98
Total loans charged-off	4,988	4,034	5,283	3,069	5,198
Recoveries of loans previously charged-off:
Commercial business	37	167	4	122	1
Commercial real estate	135	275	151	16	11
Real estate construction	134	149	0	0	0
Agricultural	90	86	4	7	0
Total commercial	396	677	159	145	12
Real estate residential	101	83	13	53	10
Installment	86	33	20	39	26
Total recoveries	583	793	192	237	48
Total net charge-offs	4,405	3,241	5,091	2,832	5,150
Provision for loan losses	4,750	4,755	8,506	3,200	1,140
Balance at end of year	$ 9,816	$ 9,471	$ 7,957	$ 4,542	$ 4,174
Ratios at end of year:
Allowance for loan losses to total loans	2.98%	2.79%	2.22%	1.25%	1.17%
Allowance for loan losses to net charge-offs	2.2x	2.9x	1.6x	1.6x	0.8x
Net charge-offs to average loans	1.30%	0.91%	1.40%	0.78%	1.45%
Net loan charge-offs:
Commercial business	$ 136	$ 268	$ 604	$ 177	$ 1,442
Commercial real estate	1,870	1,215	1,839	1,453	3,298
Real estate construction	1,161	388	1,556	186	6
Agricultural	113	120	34	18	1
Total commercial	3,280	1,991	4,033	1,834	4,747
Real estate residential	966	1,124	951	842	331
Installment	159	126	107	156	72
Total net charge-offs	$ 4,405	$ 3,241	$ 5,091	$ 2,832	$ 5,150
Commercial Real Estate and Construction net charge-off detail:
Owner occupied	$ 1,431	$ 502	$ 757	$ 1,078	($11)
Non-owner occupied	439	713	1,082	375	3,309
Commercial real estate	$ 1,870	$ 1,215	$ 1,839	$ 1,453	$ 3,298
1-4 family construction	$ 0	($18)	$ 33	$ 186	$ 0
All other construction	1,161	406	1,523	0	6
Real estate construction	$ 1,161	$ 388	$ 1,556	$ 186	$ 6

The allocation of the ALLL for each of the past five years is based on our estimate of loss exposure by category of loans is shown in Table 11.

Table 11:  Allocation of the Allowance for Loan Losses

	2011	% of Loan Type to Total Loans	2010	% of Loan Type to Total Loans	2009	% of Loan Type to Total Loans	2008	% of Loan Type to Total Loans	2007	% of Loan Type to Total Loans
	($ in thousands)
ALLL allocation:
Commercial business	$ 1,004	12%	$ 536	12%	$ 497	10%	$ 295	11%	$ 301	11%
Commercial real estate	3,685	37%	4,320	39%	3,954	39%	1,836	34%	1,899	32%
Real estate construction	1,320	9%	1,278	9%	685	10%	836	13%	351	13%
Agricultural	1,139	14%	1,146	12%	981	12%	450	12%	374	11%
Total commercial	7,148	72%	7,280	72%	6,117	71%	3,417	70%	2,925	67%
Real estate residential	2,530	26%	2,060	26%	1,753	27%	1,010	28%	1,056	30%
Installment	138	2%	131	2%	87	2%	115	2%	193	3%
Total allowance for loan losses	$ 9,816	100%	$ 9,471	100%	$ 7,957	100%	$ 4,542	100%	$ 4,174	100%
ALLL category as a percent of total ALLL:
Commercial business	10%		6%		6%		7%		7%
Commercial real estate	38%		46%		50%		40%		46%
Real estate construction	13%		13%		9%		18%		8%
Agricultural	12%		12%		12%		10%		9%
Total commercial	73%		77%		77%		75%		70%
Real estate residential	26%		22%		22%		22%		25%
Installment	1%		1%		1%		3%		5%
Total allowance for loan losses	100.0%		100.0%		100.0%		100.0%		100.0%

Impaired Loans and Nonperforming Assets

As part of its overall credit risk management process, management has been committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized.

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Previously accrued and uncollected interest on such loans is reversed, amortization of related loan fees is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash after a determination has been made that the principal balance of the loan is collectible. If collectability of the principal is in doubt, payments received are applied to loan principal.

Nonaccrual loans were $11,194, $11,540 and $13,925 at December 31, 2011, 2010, and 2009, respectively, reflecting the continued impact of the economy on the Company’s customers.  Total nonaccrual loans at December 31, 2011 were down $346 since year end 2010, with commercial nonaccrual loans down $1,345, while consumer-related nonaccrual loans were up $999 as this loan segment continues to exhibit signs of stress.  The number of impaired consumer mortgage loans has increased significantly over the past twelve months and virtually all are in foreclosure and the legally-required redemption period.  Between year end 2010 and 2009, total nonaccrual loans decreased $2,385, with commercial and consumer nonaccrual loans down $1,776 and $609, respectively.  Management’s ALLL methodology at December 31, 2011, included an impairment analysis on specifically identified commercial and consumer loans defined by the Company as impaired and incorporated the level of specific reserves for these credit relationships in determining the overall appropriate level of the ALLL.

Restructured loans involve the granting of some concession to the borrower as a result of their financial distress involving the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered, to increase the likelihood of long-term loan repayment.  Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing accrual status, depending on the individual facts and circumstances of the borrower.  Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance, generally nine months.  At December 31, 2011, the Company had total restructured loans of $12,887 which consisted of $7,541 performing in accordance with the modified terms and $5,346 classified as nonaccrual, compared to total restructured loans of  $1,265 at December 31, 2010, all of which were performing in accordance with the modified terms.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALLL. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Company expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. Potential problem loans totaled $23,124 at December 31, 2011 and $33,025 at December 31, 2010.  Potential problem loans requires a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by the Company’s customers and on underlying real estate values.

OREO increased to $4,404 at December 31, 2011, compared to $4,230 at December 31, 2010 and $1,808 at December 31, 2009.  The increase in OREO during 2010 was primarily attributable to a $1,744 loan participation, which represents 40% of the current OREO balance, in a hotel/water park that was recorded into OREO.  Net gains on sales of OREO were $241 and $187 for 2011 and 2010, respectively, and a net loss of $91 was recorded for 2009.  Write-downs on OREO were $628, $159, and $958 for 2011, 2010, and 2009, respectively.  Management actively seeks to ensure properties held are monitored to minimize the Company’s risk of loss.  Evaluations of the fair market value of the OREO properties are done quarterly and valuation adjustments, if necessary, are recorded in our consolidated financial statements.

Table 12: Nonperforming Assets

	2011	2010	2009	2008	2007
	($ in thousands)
Nonaccrual loans not considered impaired:
Commercial	$ 1,937	$ 808	$ 751	$ 36	$ 32
Agricultural	30	369	371	521	0
Real estate residential	1,447	1,605	958	1,273	485
Installment	5	2	19	47	42
Total nonaccrual loans not considered impaired	3,419	2,784	2,099	1,877	559
Nonaccrual loans considered impaired:
Commercial	5,392	7,561	8,894	5,632	3,786
Agricultural	104	71	568	216	277
Real estate residential	2,279	1,124	2,363	808	1,140
Installment	0	0	0	416	499
Total nonaccrual loans considered impaired	7,775	8,756	11,825	7,072	5,702
Impaired loans still accruing interest	1,985	993	0	0	0
Accruing loans past due 90 days or more (credit cards)	21	10	18	36	64
Total nonperforming loans	13,200	12,543	13,942	8,985	6,325
OREO	4,404	4,230	1,808	2,556	2,352
Other repossessed assets	60	0	450	5	0
Investment security (Trust Preferred)	0	136	211	0	0
Total nonperforming assets	$ 17,664	$ 16,909	$ 16,411	$ 11,546	$ 8,677
Restructured loans accruing
Commercial	$ 5,908	$ 278	$ 151	$ 569	$ 700
Agricultural	201	0	0	0	0
Real estate residential	1,411	987	0	0	0
Installment	21	0	0	0	0
Total restructured loans accruing	$ 7,541	$ 1,265	$ 151	$ 569	$ 700
RATIOS
Nonperforming loans to total loans	4.00%	3.70%	3.89%	2.47%	1.77%
Nonperforming assets to total loans plus OREO	5.28%	4.92%	4.55%	3.15%	2.41%
Nonperforming assets to total assets	3.62%	3.32%	3.25%	2.33%	1.81%
Allowance for loan losses to nonperforming loans	74%	76%	57%	51%	66%
Allowance for loan losses to total loans at end of year	2.98%	2.79%	2.22%	1.25%	1.17%
Nonperforming assets by type:
Commercial business	$ 858	$ 54	$ 40	$ 160	$ 547
Commercial real estate	5,937	6,653	8,858	3,183	3,155
Real estate construction	2,519	2,644	747	2,325	0
Agricultural	134	440	939	737	393
Total commercial	9,448	9,791	10,584	6,405	4,095
Real estate residential	3,726	2,740	3,321	2,081	1,625
Installment	26	12	37	499	605
Total nonperforming loans	13,200	12,543	13,942	8,985	6,325
Commercial real estate owned	4,116	3,683	1,523	1,827	1,660
Real estate residential owned	288	547	285	729	692
Total other real estate owned	4,404	4,230	1,808	2,556	2,352
Other repossessed assets	60	0	450	5	0
Investment security (Trust Preferred)	0	136	211	0	0
Total nonperforming assets	$ 17,664	$ 16,909	$ 16,411	$ 11,546	$ 8,677
CRE and Construction nonperforming loan detail:
Owner occupied	$ 2,877	$ 5,210	$ 5,798	$ 2,255	$ 2,479
Non-owner occupied	3,060	1,443	3,060	928	676
Commercial real estate	$ 5,937	$ 6,653	$ 8,858	$ 3,183	$ 3,155
1-4 family construction	$ 0	$ 0	$ 0	$ 296	$ 0
All other construction	2,519	2,644	747	2,029	0
Real estate construction	$ 2,519	$ 2,644	$ 747	$ 2,325	$ 0

The following tables shows the approximate gross interest that would have been recorded if the loans accounted for on nonaccrual basis and restructured loans for the years ended as indicated had performed in accordance with their original terms, in contrast to the amount of interest income that was included in interest income for the period.

Table 13:  Forgone Loan Interest

	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Interest income in accordance with original terms	$ 452	$ 819	$ 819
Interest income recognized	(139)	(197)	(622)
Reduction in interest income	$ 313	$ 622	$ 197

Investment Securities Portfolio

The investment securities portfolio is intended to provide the Bank with adequate liquidity, flexible asset/liability management and a source of stable income.  The portfolio is structured with minimal credit exposure to the Bank. All securities are classified as available-for-sale and are carried at market value.  Unrealized gains and losses are excluded from earnings, but are reported as other comprehensive income in a separate component of shareholders’ equity, net of income tax.   Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method.  Realized gains or losses on sales are based on the net proceeds and the adjusted carrying value amount of the securities sold using the specific identification method.

Table 14:  Investment Securities Portfolio at Estimated Fair Value

	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 18,808	$ 22,567	$ 3,179
Mortgage-backed securities	67,653	56,916	81,766
Obligations of states and political subdivisions	22,932	20,715	17,184
Corporate debt securities	832	961	1,198
Total debt securities	110,225	101,159	103,327
Equity securities	151	151	150
Total securities available-for-sale	$ 110,376	$ 101,310	$ 103,477

At December 31, 2011, the total carrying value of investment securities was $110,376, an increase of $9,066, or 9%, compared to December 31, 2010, and represented 23% and 20% of total assets at December 31, 2011 and 2010, respectively.  Primarily due to soft loan demand in 2011, the Company’s excess liquidity was invested in securities resulting in the increase in investment securities experienced in 2011.  As loan demand increases in the future, we anticipate that the monthly pay downs received from the investment securities portfolio will be used to fund loans.

At December 31, 2011, with the exception of securities of the U.S. Government, the securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

The Company previously determined that OTTI existed in one non-agency mortgage-backed security and two corporate securities held, as the unrealized losses on these securities appeared to be related in part to expected credit losses that would not be recovered by the Company.  During 2010, the Company recognized OTTI write-downs of $412 on the two corporate securities.  In the first quarter 2011, the company sold these three OTTI securities, which resulted in net investment security losses of $55, to improve the credit quality of the investment portfolio.  As of December 31, 2011 the Company has determined that there are no remaining OTTI securities in the investment portfolio.

A summary of the investment portfolio is shown below:

Table 15:  Investments

Investment Category	Rating	December 31, 2011		December 31, 2010
		Amount	%	Amount	%
	($ in thousands)
U.S. Treasury & Government Agencies Debt
	AAA	$ 18,808	100%	$ 22,567	100%
	Total	$ 18,808	100%	$ 22,567	100%
U.S. Treasury & Government Agencies Debt as % of Portfolio			17%		22%
Mortgage-Backed Securities
	AAA	$ 67,588	100%	$ 56,205	99%
	AA3	53	0%	0	0%
	A+	12	0%	13	0%
	Baa2	0	0%	60	0%
	BA1	0	0%	308	0%
	BA3	0	0%	330	1%
	Total	$ 67,653	100%	$ 56,916	100%
Mortgage-Backed Securities as % of Portfolio			61%		57%
Obligations of States and Political Subdivisions
	Aa1	$ 3,457	15%	$ 3,496	17%
	Aa2	5,704	25%	4,492	22%
	AA3	3,363	15%	2,665	13%
	A1	990	4%	905	4%
	Baa1	0	0%	339	2%
	Baa2	337	1%	0	0%
	NR	9,081	40%	8,818	42%
	Total	$ 22,932	100%	$ 20,715	100%
Obligations of States and Political Subdivisions as % of Portfolio			21%		20%
Corporate Debt and Equity Securities
	NR	$ 983	100%	$ 1,112	100%
	Total	$ 983	100%	$ 1,112	100%
Corporate Debt and Equity Securities as % of Portfolio			1%		1%
Total Market Value of Securities Available-For-Sale		$ 110,376	100%	$ 101,310	100%

Obligations of States and Political Subdivisions (“municipal securities”):  At December 31, 2011 and 2010, municipal securities were $22,932 and $20,715, respectively, and represented 21% of total investment securities for 2011 and 20% for 2010 based on fair value.  The majority of municipal securities held are general obligations or essential service bonds.  Municipal bond insurance company downgrades have resulted in credit downgrades in certain municipal securities; however, it has been determined that due to the large number of small investments in these obligations the loss exposure on any particular obligation is mitigated.  The municipal portfolio is evaluated periodically for credit risk by a third party.  As of December 31, 2011, the total fair value of municipal securities reflected a net unrealized gain of $1,313.

Mortgage-Backed Securities:  At December 31, 2011 and 2010, mortgage-related securities (which include predominantly mortgage-backed securities and collateralized mortgage obligations) were $67,653 and $56,916, respectively, and represented 61% and 57%, respectively, of total investment securities based on fair value.  The fair value of mortgage-related securities is subject to inherent risks based upon the future performance of the underlying collateral (mortgage loans) for these securities. Future performance is impacted by prepayment risk and interest rate changes.

Corporate Debt and Equity Securities:  At December 31, 2011 and 2010, corporate debt securities were $983 and $1,112, respectively, and represented 1% of total investment securities based on fair value.  Corporate debt and equity securities include trust preferred debt securities, corporate bonds, and common equity securities.

Corporate debt and equity securities at December 31, 2011, consisted of two trust preferred securities of $800, and other securities of $183.  Corporate debt securities at December 31, 2010, consisted of trust preferred securities of $937, and other equity securities of $175.  As of December 31, 2011, the interest payments on the two trust preferred securities were current.

The Company had $2,306 of Federal Home Loan Bank of Chicago (“FHLB”) stock at December 31, 2011 and 2010.  While the FHLB announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricted the FHLB from paying dividends or redeeming stock without prior approval, the FHLB resumed payment of dividends during the first quarter of 2011.  Recently, we have been notified by the FHLB that it will repurchase approximately $500,000 in excess capital stock held by its members on February 15, 2012. The Bank redeemed approximately $465 of its excess FHLB capital stock.

Accounting guidance indicates that an investor in FHLB capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor’s view of the FHLB’s long-term performance, which includes factors such as: (i) its operating performance; (ii) the severity and duration of declines in the market value of its net assets related to its capital stock amount; (iii) its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; (iv) the impact of legislation and regulatory changes on FHLB, and on the members of FHLB; and (v) its liquidity and funding position. After evaluating all of these considerations, the Company believes the cost of the investment will be recovered, and no impairment has been recorded on these securities during 2011, 2010, and 2009.

Table 16:  Investment Securities Portfolio Maturity Distribution

			After		After
			One But		Five but
	Within		Within		Within		After
	One Year		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	($ in thousands)
U.S. treasury securities and obligations of U.S. government corporations and agencies	$ 0	0.00%	$ 14,710	1.91%	$ 4,098	2.10%	$ 0	0.00%	$ 18,808	1.95%
Mortgage-backed securities	1	4.25%	663	3.92%	19,604	2.53%	47,385	2.75%	67,653	2.69%
Obligations of states and political subdivisions	2,744	5.10%	7,721	4.68%	10,239	3.87%	2,228	4.07%	22,932	4.31%
Corporate debt securities	0	0.00%	25	4.99%	0	0.00%	958	3.08%	983	3.13%
Total securities available-for-sale	$ 2,745	5.10%	$ 23,119	2.90%	$ 33,941	2.88%	$ 50,571	2.81%	$ 110,376	2.91%

(1)

The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34%  adjusted for the disallowance of interest expense.

Deposits

Deposits represent the Company’s largest source of funds.  The Company competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Competition for deposits remains high. Challenges to deposit growth include price changes on deposit products given movements in the rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives.

At December 31, 2011 total deposits were $381,620, down $18,990 from year end 2010.  Consistent with the Company’s funding strategy, the Company continued to reduce noncore funding sources during 2011.  The decrease in total deposits included an $18,857 decrease in brokered certificates of deposit and deposits acquired under a listing service.  The Company decided to not replace these funding sources due to excess liquidity and continued efforts to reduce reliance on non core deposits.  On February 1, 2011, the Company introduced a suite of new consumer deposit products that pay rewards based on customers’ debit card usage, which was a major contributor to the $10,344, or 17%, increase in non-interest bearing demand deposits and $5,998, or 5%, increase in savings deposits experienced in 2011.

Table 17:  Deposits

	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in thousands)
Noninterest-bearing demand deposits	$ 70,790	19%	$ 60,446	15%	$ 55,218	14%
Interest-bearing demand deposits	39,160	10%	39,462	10%	33,375	8%
Savings deposits	120,513	32%	114,515	29%	104,822	26%
Time deposits	136,140	35%	159,201	39%	165,204	42%
Brokered certificates of deposit	15,017	4%	26,986	7%	39,181	10%
Total	$ 381,620	100%	$ 400,610	100%	$ 397,800	100%

On average, deposits were $384,210 for 2011, down $10,662, or 3%, from the average for 2010. The mix of average deposits was also impacted by shift in customer preferences, predominantly toward the product design and pricing features of the new deposit suite of noninterest-bearing demand and savings deposits.

Table 18: Average Deposits

	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in thousands)
Noninterest-bearing demand deposits	$ 61,798	16%	$ 52,208	13%	$ 49,952	13%
Interest-bearing demand deposits	35,785	9%	35,100	9%	29,639	8%
Savings deposits	116,802	30%	107,622	27%	105,330	28%
Time deposits	150,461	39%	166,475	42%	151,827	40%
Brokered certificates of deposit	19,364	6%	33,467	9%	43,885	11%
Total	$ 384,210	100%	$ 394,872	100%	$ 380,633	100%

A stipulation of the Bank’s Agreement with the FDIC and WDFI limits the rates of interest it may set on its deposit products.  As a result, in 2012, the amount of rewards we will be able to pay our customers for debit card usage related to the new suite of deposit products introduced in 2011will be reduced to a level at or below certain national rate caps.

Table 19:  Maturity Distribution of Certificates of Deposit of $100,000 or More

	Years Ended December 31,
	2011	2010
	($ in thousands)
3 months or less	$ 13,693	$ 19,900
Over 3 months through 6 months	3,734	6,196
Over 6 months through 12 months	13,730	11,736
Over 12 months	15,538	23,277
Total	$ 46,695	$ 61,109

Other Funding Sources

Other funding sources, which include short-term and long-term borrowings, were $64,026 and $62,383 at December 31, 2011 and 2010, respectively.  Short-term borrowings consist of corporate repurchase agreements which totaled $13,655 at December 31, 2011 and $9,512 at December 31, 2010.  Long-term borrowings at December 31, 2011, were $40,061, a decrease of $2,500 from December 31, 2010 attributable to the maturity of FHLB advances during the year that were not replaced.  Also included in long-term borrowings are trust preferred securities.  In 2005, Mid-Wisconsin Statutory Trust I (the “Trust”), a Delaware Business Trust subsidiary of the Company, issued $10,000 in trust preferred securities.  The trust preferred securities were sold in a private placement to institutional investors.  The Trust used the proceeds from the offering along with the Company’s common ownership investment to purchase $10,310 of the Company’s Debentures.  The trust preferred securities and the Debentures mature on December 15, 2035, and had a fixed rate of 5.98% until December 15, 2010. They now have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly.  The interest rates were 1.98% and 1.73% at December 31, 2011 and 2010, respectively.

The following information relates to federal funds purchased, securities sold under repurchase agreements, and Federal Home Loan Bank open line of credit at December 31:

Table 20:  Short-Term Borrowings

	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Balance end of year	$ 13,655	$ 9,512	$ 7,983
Average balance outstanding during year	$ 12,285	$ 10,411	$ 12,031
Maximum month-end balance outstanding	$ 15,817	$ 18,329	$ 20,074
Weighted average rate on amounts outstanding during year	1.00%	0.69%	1.06%
Weighted average rate on amounts outstanding at end of year	0.46%	0.49%	0.48%

At December 31, 2011 the Bank and Company had additional sources of liquidity available through pre-approved overnight federal funds lines of credit with corresponding banks, the Federal Reserve discount window and other long term borrowing agreements totaling $29,699.

Off-Balance Sheet Obligations

As of December 31, 2011 and 2010, we had the following commitments, which do not appear on our balance sheet:

Table 21: Commitments

	2011	2010
	($ in thousands)
Commitments to extend credit:
Fixed rate	$ 17,163	$ 25,073
Adjustable rate	23,515	33,406
Standby and irrevocable letters of credit-fixed rate	3,737	3,921
Credit card commitments	3,541	3,776

Further discussion of these commitments is included in Note 19, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

Contractual Obligations

We are party to various contractual obligations requiring the use of funds as part of our normal operations.  The table below outlines principal amounts and timing of these obligations, excluding amounts due for interest, if applicable.  Most of these obligations are routinely refinanced into similar replacement obligations.  However, renewal of these obligations is dependent on our ability to offer competitive interest rates, liquidity needs, or availability of collateral for pledging purposes supporting the long-term advances.

Table 22:  Contractual Obligations

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
	($ in thousands)
Subordinated debentures	$ 10,310	$ 0	$ 0	$ 0	$ 10,310
Other long-term borrowings	10,000	0	5,000	5,000	0
FHLB borrowings	30,061	4,000	18,061	8,000	0
Total long-term borrowing obligations	$ 50,371	$ 4,000	$ 23,061	$ 13,000	$ 10,310

Also, we have liabilities due to directors for services rendered with various payment terms depending on their anticipated retirement date or their election of payout terms following retirement. The total liability at December 31, 2011 for current and retired directors is $577, and is estimated to have a maturity in excess of five years.

Liquidity and Interest Rate Sensitivity

Liquidity management refers to the ability to ensure that cash is available in a timely and cost-effective manner to meet cash flow requirements of depositors and borrowers and to meet other commitments as they fall due, including the ability to pay dividends to shareholders, service debt, invest in subsidiaries, repurchase common stock, and satisfy other operating requirements.

Funds are available from a number of basic banking activity sources, primarily from the core deposit base and from the repayment and maturity of loans and investment securities. Additionally, liquidity is available from the sale of investment securities and brokered deposits.  Volatility or disruptions in the capital markets may impact the Company’s ability to access certain liquidity sources.

While dividends and service fees from the Bank and proceeds from the issuance of capital have historically been the primary funding sources for the Company, these sources may continue to be limited or costly (such as by regulation increasing the capital needs of the Bank, or by limited appetite for new sales of company stock).  No dividends were received in cash from the Bank in 2011, 2010 or 2009.  Also, as discussed in Part 1, Item 1 the Bank’s written Agreement with the FDIC and WDFI places restrictions on the payment of dividends from the Bank to the Company without prior approval with our regulators.  On May 12, 2011 the Company also entered into a separate formal written agreement with the Federal Reserve Bank of Minneapolis.  Pursuant to the written agreement at the holding company level, the Company needs the written consent of the Federal Reserve Bank of Minneapolis to pay dividends to its stockholders.  We are also prohibited from paying dividends on our common stock if we fail to make distributions or required payments on the Company’s

Debentures or on the TARP Preferred Stock. In consultation with the Federal Reserve, on May 12, 2011, the Company exercised its rights to suspend dividends on the outstanding TARP Preferred Stock and has also elected to defer interest on the Debentures.  See Part 1, Item 1 for additional discussion.

Investment securities are an important tool to the Company’s liquidity objective.  All investment securities are classified as available-for-sale and are reported at fair value on the consolidated balance sheet.  Approximately $65,548 of the $110,376 investment securities portfolio on hand at December 31, 2011, were pledged to secure public deposits, short-term borrowings, and for other purposes as required by law.  The majority of the remaining securities could be sold to enhance liquidity, if necessary.

The scheduled maturity of loans could also provide a source of additional liquidity.  The Bank has $107,622, or 33%, of its total loans maturing within one year.  Factors affecting liquidity relative to loans are loan renewals, origination volumes, prepayment rates, and maturity of the existing loan portfolio.  The Bank’s liquidity position is influenced by changes in interest rates, economic conditions, and competition.  Conversely, loan demand as a need for liquidity may cause us to acquire other sources of funding which could be more costly than deposits.

Deposits are another source of liquidity for the Bank.  Deposit liquidity is affected by core deposit growth levels, certificates of deposit maturity structure, and retention and diversification of wholesale funding sources.  Deposit outflows would require the Bank to access alternative funding sources which may not be as liquid and may be more costly.

Other funding sources for the Bank are in the form of short-term borrowings (corporate repurchase agreements, and federal funds purchased), and long-term borrowings.  Long-term borrowings are used for asset/liability matching purposes and to access more favorable interest rates than deposits.  The Bank's liquidity resources were sufficient in 2011 to fund our loans and the growth in investments, and to meet other cash needs when necessary.

 Interest Rate Sensitivity Gap Analysis

Table 23 represents a schedule of the Bank’s assets and liabilities maturing over various time intervals.  The primary market risk faced by the Company is interest rate risk.  The table reflects a cumulative positive interest sensitivity gap position, i.e. more rate sensitive assets maturing than rate sensitive liabilities.  We extensively evaluate the cumulative gap position at the one and two-year time frames.  At those time intervals the cumulative maturity gap was within our established guidelines of 60% to 120%.

Table 23: Interest Rate Sensitivity Gap Analysis

	December 31, 2011
	0-90	91-180	181-365	1-5	Beyond
	Days	Days	Days	Years	5 Years	Total
	($ in thousands)
Earning Assets:
Loans	$ 37,166	$ 37,000	$ 62,033	$ 163,421	$ 30,243	$ 329,863
Securities	8,780	6,466	8,618	57,848	28,664	110,376
Other earning assets	13,072	0	0	0	0	13,072
Total	$ 59,018	$ 43,466	$ 70,651	$ 221,269	$ 58,907	$ 453,311
Cumulative rate sensitive assets	$ 59,018	$ 102,484	$ 173,135	$ 394,404	$ 453,311
Interest-bearing liabilities:
Interest-bearing deposits (1)	$ 47,194	$ 34,922	$ 63,796	$ 138,727	$ 26,191	$ 310,830
Borrowings	15,655	2,000	0	36,061	0	53,716
Subordinated debentures	0	0	0	0	10,310	10,310
Total	$ 62,849	$ 36,922	$ 63,796	$ 174,788	$ 36,501	$ 374,856
Cumulative interest sensitive liabilities	$ 62,849	$ 99,771	$ 163,567	$ 338,355	$ 374,856
Interest sensitivity gap	($3,831)	$ 6,544	$ 6,855	$ 46,481	$ 22,406
Cumulative interest sensitivity gap	($3,831)	$ 2,713	$ 9,568	$ 56,049	$ 78,455
Cumulative ratio of rate sensitive assets to rate sensitive liabilities	93.9%	102.7%	105.8%	116.6%	120.9%

(1) The interest rate sensitivity assumptions for savings accounts, money market accounts, and interest-bearing demand deposits accounts are based on the Office of the Comptroller of the Currency tables regarding portfolio retention and interest rate repricing behavior.  Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are, therefore, included in the “1-5 Years” and “Beyond 5 Years” categories.

In order to limit exposure to interest rate risk, we monitor the liquidity and gap analysis on a monthly basis and adjust pricing, term and product offerings when necessary to stay within our guidelines and maximize effectiveness of asset/liability management.

We also estimate the effect a sudden change in interest rates could have on expected net interest income through income simulation.  The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100 or 200 basis points.  All rates are increased or decreased parallel to the change in prime rate. The simulation assumes a static mix of assets and liabilities. As a result of the simulation, over a 12-month time period ending December 31, 2011, net interest income is estimated to increase 0.9% if rates increase 200 basis points.  In a down 200 basis point rate environment assumption, net interest income is estimated to decrease 8.3% during the same period. These results are based solely on the modeled changes in the market rates and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve, changes in spreads between key market rates, or changes in consumer or business behavior. These results also do not include any management action to mitigate potential income variances within the modeled process. We realize actual net interest income is largely impacted by the allocation of assets, liabilities and product mix. The simulation results are one indicator of interest rate risk.  We also estimate the effect changes in the yield curve may have on net interest income through various non-parallel rate shifts.  Several scenarios are run for extended projection time frames.

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

Management believes that the Company and Bank had strong capital bases at the end of 2011.  As of December 31, 2011 and 2010, the Tier One Risk-Based capital ratio, Total Risk-Based capital (Tier 1 and Tier 2) ratio, and Tier One Leverage ratio for the Company and Bank were in excess of regulatory minimum requirements, as well as the heightened requirements as set forth in the Bank’s Agreement with the FDIC and WDFI.

On November 9, 2010, the Bank entered into a formal Agreement with the FDIC and the WDFI.  Under the terms of the agreement, the Bank is required to: (i) maintain ratios of Tier 1 capital to each of total assets and total risk-weighted assets of at least 8.5% and 12%, respectively; (ii) refrain from declaring or paying any dividend without the written consent of the FDIC and WDFI; and (iii) refrain from increasing its total assets by more than 5% during any three-month period without first submitting a growth plan to the FDIC and WDFI.  Additionally, on May 10, 2011, the Company entered into a formal written agreement with the Federal Reserve Bank of Minneapolis.  Pursuant to the Company Agreement, the Company needs the written consent of the Federal Reserve Bank of Minneapolis to pay dividends to our stockholders.  We are also prohibited from paying dividends on our common stock if we fail to make distributions or required payments on the Debentures or on our TARP Preferred Stock.

On October 14, 2008, the Treasury announced details of the CPP whereby the Treasury made direct equity investments into qualifying financial institutions in the form of preferred stock, providing an immediate influx of Tier 1 capital into the banking system. Participants also adopted the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under this program.

On February 20, 2009, under the CPP, the Company issued 10,000 shares TARP Preferred Stock to the Treasury.  Total proceeds received were $10,000.  The proceeds received were allocated between the Series A Preferred Stock and the Series B Preferred Stock based upon their relative fair values, which resulted in the recording of a discount on the Series A Preferred Stock and a premium on the Series B Preferred Stock.  The discount and premium will be amortized over five years.  The allocated carrying value of the Series A Preferred Stock and Series B Preferred Stock on the date of issuance (based on their relative fair values) was $9,442 and $558, respectively.  Cumulative dividends on the Series A Preferred Stock accrue and are payable quarterly at a rate of 5% per annum for five years. The rate will increase to 9% per annum thereafter if the shares are not redeemed by the Company.  The Series B Preferred Stock dividends accrue and are payable quarterly at 9%.  All $10,000 of the CPP Preferred Stock qualify as Tier 1 Capital for regulatory purposes at the Company.

A summary of the Company’s and Bank’s regulatory capital ratios as of December 31, 2011 and 2010 are as follows:

Table 24:  Capital

	For Capital Adequacy
	Purposes (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
December 31, 2011
Mid-Wisconsin Financial Services, Inc.
Tier 1 to average assets	$ 46,729	9.6%	$ 19,396	4.0%
Tier 1 risk-based capital ratio	46,729	14.3%	13,071	4.0%
Total risk-based capital ratios	50,884	15.6%	26,142	8.0%
Mid-Wisconsin Bank
Tier 1 to average assets	$ 41,736	8.7%	$ 19,261	4.0%	$ 40,929	8.5%
Tier 1 risk-based capital ratio	41,736	12.9%	12,946	4.0%	19,419	6.0%
Total risk-based capital ratios	45,853	14.2%	25,891	8.0%	38,837	12.0%

December 31, 2010
Mid-Wisconsin Financial Services, Inc.
Tier 1 to average assets	$ 50,575	10.0%	$ 20,143	4.0%
Tier 1 risk-based capital ratio	50,575	14.2%	14,252	4.0%
Total risk-based capital ratios	55,091	15.5%	28,504	8.0%
Mid-Wisconsin Bank
Tier 1 to average assets	$ 44,787	9.0%	$ 20,024	4.0%	$ 42,552	8.5%
Tier 1 risk-based capital ratio	44,787	12.7%	14,140	4.0%	21,210	6.0%
Total risk-based capital ratios	49,268	13.9%	28,280	8.0%	42,420	12.0%

(1) The Bank has agreed with the FDIC and WDFI that, until its formal written agreement with such parties is no longer in effect, it will maintain minimum capital ratios at specified levels higher that those otherwise required by applicable regulations as follows:  Tier 1 capital to total average assets - 8.5% and total capital to risk-weighted assets (total capital) - 12%.

(2) Prompt corrective action provisions are not applicable at the bank holding company level.

The Company’s ability to pay dividends depends in part upon the receipt of dividends from the Bank and these dividends are subject to limitation under banking laws and regulations. Pursuant to the Agreement with the FDIC and WDFI, the Bank needs the written consent of the regulators to pay dividends to the Company.  The Bank has not paid dividends to the Company since 2006.  In consultation with the Federal Reserve Bank of Minneapolis, on May 12, 2011, the Company exercised its rights to suspend dividends on the outstanding TARP Preferred Stock and has also elected to defer interest on the Debentures.  Under the terms of the Debentures, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the TARP Preferred Stock.  Dividend payments on the TARP Preferred Stock may be deferred without default, but the dividend is cumulative and therefore will continue to accrue and, if the Company fails to pay dividends for an aggregate of six quarters, whether or not consecutive, the holder will have the right to appoint representatives to the Company’s board of directors.  The terms of the TARP Preferred Stock also prevent the Company from paying cash dividends on or repurchasing its common stock while dividends are in arrears.  Therefore, the Company will not be able to pay dividends on its common stock until it has fully paid all accrued and unpaid dividends on the Debentures and the TARP Preferred Stock.  On December 31, 2011, the Company had $485 accrued and unpaid dividends on the TARP Preferred Stock and $146 accrued and unpaid interest due on the Debentures.

Effects of Inflation

The effect of inflation on a financial institution differs significantly from the effect on an industrial company.  While a financial institution’s operating expenses, particularly salary and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items.  Monetary items, such as cash, loans and deposits, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices.  As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation.  For additional information regarding interest rates and changes in net interest income see “Liquidity and Interest Rate Sensitivity”.

Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2011, 2010 and 2009:

Table 25:  Selected Quarterly Financial Data

	2011 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
Interest income	$ 5,507	$ 5,368	$ 5,519	$ 5,645
Interest expense	1,467	1,594	1,663	1,761
Net interest income	4,040	3,774	3,856	3,884
Provision for loan losses	900	900	1,900	1,050
Income (loss) before income taxes	(589)	(395)	(1,249)	137
Net (loss) available to common equity	(3,373)	(346)	(862)	(20)
Basic and diluted (loss) per common share	($2.04)	($0.21)	($0.52)	($0.01)

	2010 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
Interest income	$ 6,018	$ 6,196	$ 6,391	$ 6,457
Interest expense	2,004	2,175	2,255	2,328
Net interest income	4,014	4,021	4,136	4,129
Provision for loan losses	1,500	900	955	1,400
Income (loss) before income taxes	305	183	456	(66)
Net income (loss) available to common equity	80	2	168	(148)
Basic and diluted earnings (loss) per common share	$ 0.05	$ 0.00	$ 0.10	($0.09)

	2009 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
Interest income	$6,623	$6,665	$6,822	$6,822
Interest expense	2,456	2,554	2,701	2,789
Net interest income	4,167	4,111	4,121	4,033
Provision for loan losses	2,856	2,150	2,750	750
Income (loss) before income taxes	(1,475)	(1,289)	(2,017)	377
Net income (loss) available to common equity	(1,155)	(833)	(1,252)	207
Basic and diluted earnings (loss) per common share	($0.70)	($0.51)	($0.76)	$0.13

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is set forth in “Liquidity and Interest Rate Sensitivity”  under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which such information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Mid-Wisconsin Financial Services, Inc.

Medford, Wisconsin

We have audited the accompanying consolidated balance sheets of Mid-Wisconsin Financial Services, Inc. and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Wisconsin Financial Services, Inc. and Subsidiary at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States.

WIPFLI LLP

Wipfli LLP

March 19, 2012

Oak Brook, Illinois

Mid-Wisconsin Financial Services, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2011 and 2010
(In thousands, except share data)
	2011	2010
Assets
Cash and due from banks	$ 18,278	$ 9,502
Interest-bearing deposits in other financial institutions	10	8
Federal funds sold and securities purchased under agreements to sell	13,072	32,473
Investment securities available-for-sale, at fair value	110,376	101,310
Loans held for sale	2,163	7,444
Loans	329,863	339,170
Less: Allowance for loan losses	(9,816)	(9,471)
Loans, net	320,047	329,699
Accrued interest receivable	1,640	1,853
Premises and equipment, net	7,943	8,162
Other investments, at cost	2,616	2,616
Deferred tax asset	1,179	3,959
Other assets	10,852	12,056
Total assets	$ 488,176	$ 509,082
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$ 70,790	$ 60,446
Interest-bearing deposits	310,830	340,164
Total deposits	381,620	400,610
Short-term borrowings	13,655	9,512
Long-term borrowings	40,061	42,561
Subordinated debentures	10,310	10,310
Accrued interest payable	878	992
Accrued expenses and other liabilities	2,139	2,127
Total liabilities	448,663	466,112
Stockholders' equity:
Series A preferred stock	9,745	9,634
Series B preferred stock	526	538
Common Stock	166	165
Additional paid-in capital	11,945	11,916
Retained earnings	15,526	20,127
Accumulated other comprehensive income	1,605	590
Total stockholders' equity	39,513	42,970
Total liabilities and stockholders' equity	$ 488,176	$ 509,082
Series A preferred stock authorized (no par value)	10,000	10,000
Series A preferred stock issued and outstanding	10,000	10,000
Series B preferred stock authorized (no par value)	500	500
Series B preferred stock issued and outstanding	500	500
Common stock authorized (par value $0.10 per share)	6,000,000	6,000,000
Common stock issued and outstanding	1,657,119	1,652,122
The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mid-Wisconsin Financial Services, Inc. and Subsidiary
Consolidated Statements of Income (Loss)
Years Ended December 31, 2011, 2010, and 2009
(In thousands, except per share data)
	2011	2010	2009
Interest Income
Loans, including fees	$ 18,910	$ 21,325	$ 22,756
Securities:
Taxable	2,563	3,216	3,540
Tax-exempt	403	366	487
Other	163	155	149
Total interest income	22,039	25,062	26,932
Interest Expense
Deposits	4,566	6,402	7,801
Short-term borrowings	122	95	124
Long-term borrowings	1,614	1,670	1,961
Subordinated debentures	183	595	614
Total interest expense	6,485	8,762	10,500
Net interest income	15,554	16,300	16,432
Provision for loan losses	4,750	4,755	8,506
Net interest income after provision for loan losses	10,804	11,545	7,926
Noninterest Income
Service fees	953	1,174	1,239
Trust service fees	1,066	1,103	1,024
Investment product commissions	221	221	237
Mortgage banking	523	955	564
Gain (loss) on sale of investments	(55)	1,054	449
Other	1,579	1,043	908
Total noninterest income	4,287	5,550	4,421
Other-than-temporary impairment losses, net
Total other-than-temporary impairment losses	0	(426)	(374)
Amount in other comprehensive income, before taxes	0	14	73
Total impairment	0	(412)	(301)
Noninterest Expense
Salaries and employee benefits	8,561	8,537	8,411
Occupancy	1,769	1,830	1,893
Data processing	667	651	648
Foreclosure/OREO expense	857	243	1,278
Legal and professional fees	891	677	882
FDIC expense	1,117	1,036	1,057
Other	3,325	2,831	2,281
Total noninterest expense	17,187	15,805	16,450
Income (loss) before income taxes	(2,096)	878	(4,404)
Income tax (benefit) expense	1,861	135	(1,916)
Net income (loss)	(3,957)	743	(2,488)
Preferred stock dividends, discount and premium	(644)	(641)	(545)
Net income (loss) available to common equity	($4,601)	$ 102	($3,033)
Earnings (loss) per common share:
Basic and diluted	($2.78)	$ 0.06	($1.84)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mid-Wisconsin Financial Services, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2011, 2010, and 2009
(In thousands, except per share data)
							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Totals
Balance, January 1, 2009	0	0	1,644	164	11,804	23,239	598	35,805
Comprehensive loss:
Net loss						(2,488)		(2,488)
Other comprehensive income							370	370
Reclassification adjustment for net realized gains on securities available-for-sale included in earnings, net of tax							88	88
Total comprehensive loss								(2,030)
Issuance of preferred stock Series A	10,000	9,442						9,442
Issuance of preferred stock Series B	500	558						558
Accretion of preferred stock discount		85				(85)		0
Amortization of preferred stock premium		(9)				9		0
Issuance of common stock:
Proceeds from stock purchase plans			4	1	34			35
Cash dividends:
Preferred stock						(401)		(401)
Common stock, $0.11 per share						(181)		(181)
Dividends - Preferred stock						(68)		(68)
Stock-based compensation					24			24
Balance, December 31, 2009	10,500	$ 10,076	1,648	$ 165	$ 11,862	$ 20,025	$ 1,056	$ 43,184
Comprehensive income:
Net income						743		743
Other comprehensive loss							(854)	(854)
Reclassification adjustment for net realized gains on securities available-for-sale included in earnings, net of tax							388	388
Total comprehensive income								277
Accretion of preferred stock discount		107				(107)		0
Amortization of preferred stock premium		(11)				11		0
Issuance of common stock:
Proceeds from stock purchase plans			4	0	32			32
Dividends - Preferred stock						(545)		(545)
Stock-based compensation					22			22
Balance, December 31, 2010	10,500	$ 10,172	1,652	$ 165	$ 11,916	$ 20,127	$ 590	$ 42,970
Comprehensive loss:
Net loss						(3,957)		(3,957)
Other comprehensive income							982	982
Reclassification adjustment for net realized losses on securities available-for-sale included in earnings, net of tax							33	33
Total comprehensive loss								(2,942)
Accretion of preferred stock discount		111				(111)		0
Amortization of preferred stock premium		(12)				12		0
Issuance of common stock:
Proceeds from stock purchase plans			5	1	29			30
Dividends - Preferred stock						(545)		(545)
Balance, December 31, 2011	10,500	$ 10,271	1,657	$ 166	$ 11,945	$ 15,526	$ 1,605	$ 39,513
The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mid-Wisconsin Financial Services, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2011, 2010, and 2009
(In thousands, except per share data)
	2011	2010	2009
Increase (decrease) in cash and due from banks:
Cash flows from operating activities:
Net income (loss)	($3,957)	$ 743	($2,488)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,094	911	961
Provision for loan losses	4,750	4,755	8,506
Provision for valuation allowance OREO	628	159	958
Benefit for deferred income taxes	(868)	(90)	(1,578)
(Gain) loss on sale of investment securities	55	(1,054)	(449)
Other-than-temporary impairment losses, net	0	412	301
(Gain) loss on premises and equipment disposals	(44)	0	12
(Gain) loss on sale of foreclosed OREO	(241)	(187)	91
Stock-based compensation	0	22	24
Valuation allowance - deferred taxes	2,911	0	0
Changes in operating assets and liabilities:
Loans held for sale	5,281	(1,992)	(4,968)
Other assets	1,590	939	(3,906)
Other liabilities	(510)	(503)	(376)
Net cash provided by (used in) operating activities	10,689	4,115	(2,912)
Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits in other financial institutions	(2)	5	8
Net (increase) decrease in federal funds sold	19,401	(23,409)	13,236
Securities available for sale:
Proceeds from sales	641	38,146	12,717
Proceeds from maturities	33,184	32,614	25,238
Payment for purchases	(41,563)	(68,747)	(59,552)
Net increase (decrease) in loans	2,346	12,220	(639)
Capital expenditures	(685)	(682)	(280)
Proceeds from sale of premises and equipment	223	0	9
Proceeds from sale of OREO	1,995	1,590	1,012
Net cash provided by (used in) investing activities	15,540	(8,263)	(8,251)

Mid-Wisconsin Financial Services, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2011, 2010, and 2009
(In thousands, except per share data)
	2011	2010	2009
Cash flows from financing activities:
Net increase (decrease) in deposits	($18,990)	$ 2,810	$ 12,125
Net increase (decrease) in short-term borrowings	4,143	1,529	(3,328)
Proceeds from issuance of long-term borrowings	0	22,061	6,500
Principal payments on long-term borrowings	(2,500)	(22,061)	(13,368)
Proceeds from issuance of preferred stock and common stock warrants	0	0	10,000
Proceeds from stock benefit plans	30	32	35
Cash dividends paid preferred stock	(136)	(545)	(401)
Cash dividends paid common stock	0	0	(181)
Net cash provided by (used in) financing activities	(17,453)	3,826	11,382
Net increase (decrease) in cash and due from banks	8,776	(322)	219
Cash and due from banks at beginning of year	9,502	9,824	9,605
Cash and due from banks at end of year	$ 18,278	$ 9,502	$ 9,824
Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest	$ 6,599	$ 9,057	$ 10,931
Income taxes	250	0	(19)
Noncash investing and financing activities:
Loans transferred to OREO	$ 2,631	$ 4,965	$ 1,652
Loans charged-off	4,988	4,034	5,283
Dividends declared but not yet paid on preferred stock	477	68	68
Loans made in connection with the sale of OREO	75	981	339
The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

Note 1- Summary of Significant Accounting Policies

Principal Business Activity

Mid-Wisconsin Financial Services, Inc. (the “Company”) operates as a full-service financial institution with a primary market area including, but not limited to, Clark, Eau Claire, Lincoln, Marathon, Oneida, Price, Taylor and Vilas Counties, Wisconsin. It provides a variety of traditional banking product sales, insurance services, and wealth management services. The Company is regulated by federal and state agencies and is subject to periodic examinations by those agencies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Mid-Wisconsin Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Mid-Wisconsin Investment Corporation. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry.

The Company also owns Mid-Wisconsin Statutory Trust 1 (the “Trust”), a wholly owned subsidiary that is a variable interest entity because the Company is not the primary beneficiary and, as a result, the Trust’s financial statements are not consolidated with the Company. The Trust is a qualifying special-purpose entity established for the sole purpose of issuing trust preferred securities. The proceeds from the issuance were used by the Trust to purchase subordinated debentures (the “Debentures”) of the Company, which is the sole asset of the Trust. Liabilities on the consolidated balance sheets include the subordinated debentures related to the Trust, as more fully described in Note 11.

Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ significantly from those estimates.  Estimates that are susceptible to significant change include the determination of the allowance for loan losses and the valuation of investment securities.

Cash Equivalents

For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “Cash and due from banks.” Cash and due from banks include cash on hand and non-interest-bearing deposits at correspondent banks.

Investment Securities Available-for-Sale

Securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income.  Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the terms of the securities. Declines in fair value of securities that are deemed to be other-than-temporary are reflected in earnings as a realized loss, and a new cost basis is established. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are determined using the specific-identification method.

Loans Held for Sale

Loans held for sale consist of the current origination of certain fixed rate mortgage loans and are recorded at the lower of aggregate cost or fair value. A gain or loss is recognized at the time of the sale reflecting the present value of the difference between the contractual interest rate of the loans sold and the yield to the investor. All

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

loans held for sale at December 31, 2011 and 2010 have a forward sale commitment from an investor. Mortgage servicing rights are not retained.

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

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments are due.  Loans are generally placed on nonaccrual status when management has determined collection of such interest is doubtful or when a loan is contractually past due 90 days or more as to interest or principal payments.  When loans are placed on nonaccrual status or charged-off, all current year unpaid accrued interest is reversed against interest income. The interest on these loans is subsequently accounted for on the cash basis until qualifying for return to accrual status.  If collectability of the principal is in doubt, payments received are applied to loan principal.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan is accounted for as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial condition, grants a significant concession to the borrower that it would not otherwise consider.  A troubled debt restructuring may involve the receipt of assets from the debtor in partial or full satisfaction of the loan, or a modification of terms such as a reduction of the stated interest rate, a reduction of accrued interest, an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk, or some combination of these concessions.  All restructured loans are considered impaired for reporting and measurement purposes.  A loan that has been modified at a below market rate will return to performing status if it satisfies the nine-month performance requirement; however, it will remain classified as a restructured loan.

Allowance for Loan Losses

The allowance for loan losses is a reserve for estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the loan portfolio, and is based on quarterly evaluations of the collectability and historical loss experience of loans.  Loans are charged against the allowance for loan losses when management believes the collectability of the principal in unlikely.  A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is adequate to absorb probable losses in the loan portfolio.

The allocation methodology applied by the Company to assess the appropriateness of the allowance for loan losses focuses on evaluation of several factors, including but not limited to:  (i) the establishment of specific reserve allocations on impaired credits when a high risk of loss is anticipated but not yet realized; (ii) management’s ongoing review and grading of the loan portfolio; (ii) consideration of historical loan loss and delinquency experience on each portfolio category; (iv) trends in past due and nonperforming loans; (v) the risk characteristics of the various classifications of loans; (vi) changes in the size and character of the loan portfolio; (vii) concentrations of loans to specific borrowers or industries; (viii) existing and forecasted economic conditions; (ix) the fair value of underlying collateral; and (x) other qualitative and quantitative factors which could affect potential credit losses.  The total allowance is available to absorb losses from any segment of the portfolio.

The allowance for loan losses includes specific allowances related to loans which have been judged to be impaired under current accounting standards. A loan is impaired when, based on current information, it is probable the Company will not collect all amounts due in accordance with the original contractual terms of the loan agreement, including both principal and interest. Management has determined that loans that have a nonaccrual status or have had their terms restructured in a trouble debt restructuring meet this definition. Large groups of homogeneous loans, such as mortgage and consumer loans, are primarily evaluated using historical

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

loss rates. Specific allowances on impaired loans are based on an evaluation of the customers’ cash flow ability to repay the loan or the fair value of the collateral if the loan is collateral dependent.

Management believes that the level of the allowance for loan loss is appropriate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to make additions to the allowance for loan losses and certain loan balances to be charged-off or downgraded into criticized loan categories when their credit evaluations differ from those of management based on their judgments about information available to them at the time of their examination.

Premises and Equipment

Premises and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line method and is based on the estimated useful lives of the assets.  Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of premises and equipment are reflected in income.

Other Real Estate Owned (“OREO”)

OREO consists of real estate properties acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure.  OREO is recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value of the underlying property value, less estimated selling costs.  Any write-down in the carrying value of a property at the time of acquisition is charged to the allowance for loan losses.  Any subsequent write-downs to reflect current fair market value, as well as gains and losses on sale, and revenues and expenses incurred in maintaining such properties, are treated as period costs.  OREO is included in the balance sheet caption “Other assets.”

Federal Home Loan Bank (“FHLB”) Stock

As a member of the FHLB system, the Company is required to hold stock in the FHLB based on the outstanding amount of FHLB borrowings.  This stock is recorded at cost, which approximates fair value. The FHLB of Chicago is under regulatory requirements which require approval of dividend restrictions and stock redemptions.  The stock is evaluated for impairment on an annual basis. However, the stock is viewed as a long-term investment; therefore, its value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. Transfer of the stock is substantially restricted.  FHLB stock is included in the balance sheet caption “Other investments, at cost” and totals $2,306 at December 31, 2011 and 2010.

Income Taxes

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws.  Deferred income taxes, which arise from temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the current enacted tax rates which will be in effect when these differences are expected to reverse. Provision (credit) for deferred taxes is the result of changes in deferred tax assets and liabilities. A deferred tax valuation allowance is established if it is more likely than not that all or a portion of deferred tax assets will not be realized.

The Company may also recognize a liability for unrecognized tax benefits from uncertain tax positions.  Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements.  Interest and penalties related to unrecognized tax benefits are classified as income taxes.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Rate Lock Commitments

The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The mortgage loans are sold to the secondary market shortly after the loan is closed.  The fair value of the mortgage loan rate lock commitments is immaterial to the financial statements.  The Company’s rate lock commitments were $13,655 and $8,542 at December 31, 2011 and 2010, respectively.

Segment Information

The Company, through a branch network of its banking subsidiary, provides a full range of consumer and commercial banking services to individuals, businesses, and farms in north central Wisconsin. These services include demand, time, and savings deposits; safe deposit services; credit cards; notary services; night depository; money orders; traveler’s checks; cashier’s checks; savings bonds; secured and unsecured consumer, commercial, and real estate loans; ATM processing; cash management; merchant capture; online banking; and trust and financial planning.

While the Company’s management monitors the revenue streams of various Company products and services, operations are managed and financial performance is evaluated on a companywide basis.  Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.

Advertising Costs

Advertising costs are generally expensed as incurred.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale, net of tax, which are recognized as a separate component of equity, and accumulated other comprehensive income (loss).

Earnings (loss) per Common Share

Earnings (loss) per common share is calculated by dividing net income (loss) available to common equity by the weighted average number of common shares outstanding.

Diluted earnings (loss) per common share includes the potential common stock shares issuable under stock option plans.

Stock-Based Compensation

The Company accounts for employee stock compensation plans using the fair value based method of accounting. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is also the vesting period.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the 2011 classifications.

Subsequent Events

Management has reviewed the Company’s operations for potential disclosure of information or financial statement impacts related to events occurring after December 31, 2011, but prior to the release of these financial statements.  Based on the results of this review, no subsequent event disclosures are required as of the release date.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

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

In July 2010, the FASB issued guidance for improving disclosures about an entity’s allowance for loan losses and the credit quality of its loans.  The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan losses, and (3) the changes and reasons for those changes in the allowance for loan losses.  The increased disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  Increased disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 31, 2010.  The Company adopted the accounting standard as of December 31, 2010, with no material impact on the consolidated financial statements of the Company.

In January 2010, the FASB issued an accounting standard providing additional guidance relating to fair value measurement disclosures.  Specifically, companies are required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers.  Significance should generally be based on earnings and total assets or liabilities, or when changes are recognized in other comprehensive income, based on total equity.  Companies may take different approaches in determining when to recognize such transfers, including using the actual date of the event or change in circumstances causing the transfer, or using the beginning or ending of a reporting period.  For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements.  The FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques.  This accounting standard was effective at the beginning of 2010, except for the detailed Level 3 disclosures which were effective at the beginning of 2011.  The Company adopted the accounting standard including the Level 3 disclosures with no material impact on the consolidated financial statements of the Company.

In April 2011, the FASB issued an accounting standard that modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale.  Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale.  The provisions remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights.  The accounting standard does not change the other existing criteria used in the assessment of effective control and is effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012.  As the Company accounts for all of its repurchase agreements as collateralized financing arrangements, the adoption of this accounting standard is not expected to have a material impact on the consolidated financial statements of the Company.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

In May 2011, the FASB issued an accounting standard that provides a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of the accounting standard are as follows:  (1) the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets, while the new accounting standard extends that prohibition to all fair value measurements; (3) an exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks, which such exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) the fair value measurement of instruments classified within an entity’s shareholders’ equity have been aligned with the guidance for liabilities; and (5) disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The provisions of the accounting standard are effective for the Company’s interim reporting period beginning on or after December 15, 2011.  The adoption of this accounting standard is not expected to have a material impact on the consolidated financial statements of the Company.

In June 2011, the FASB issued an accounting standard that allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  The accounting pronouncement eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The provisions of this accounting standard are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of this accounting standard will have no material impact on the consolidated financial statements of the Company.

Note 2- Earnings (Loss) per Common Share

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

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Net income (loss)	($3,957)	$ 743	($2,488)
Preferred stock dividends, discount and premium	(644)	(641)	(545)
Net income (loss) available to common equity	($4,601)	$ 102	($3,033)
Weighted average common shares outstanding	1,654	1,650	1,645
Effect of dilutive stock options	0	0	1
Diluted weighted average common shares outstanding	1,654	1,650	1,646
Basic and diluted earnings (loss) per common share	($2.78)	$ 0.06	($1.84)

Note 3- Cash and Due From Banks

Cash and due from banks in the amount of $257 and $298 was restricted at December 31, 2011 and 2010, respectively, to meet the reserve requirements of the Federal Reserve System.

In the normal course of business, the Bank maintains cash and due from bank balances with correspondent banks. Accounts at each institution are insured in full by the Federal Deposit Insurance Corporation (“FDIC”). Federal funds sold invested in other institutions are not insured.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

Note 4- Securities

The amortized cost and fair values of investment securities available-for-sale at December 31, 2011 and 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 18,479	$ 329	$ 0	$ 18,808
Mortgage-backed securities	66,622	1,110	79	67,653
Obligations of states and political subdivisions	21,619	1,316	3	22,932
Corporate debt securities	831	1	0	832
Total debt securities	107,551	2,756	82	110,225
Equity securities	151	0	0	151
Total securities available-for-sale	$ 107,702	$ 2,756	$ 82	$ 110,376

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 22,732	$ 69	$ 234	$ 22,567
Mortgage-backed securities	56,292	908	284	56,916
Obligations of states and political subdivisions	20,239	661	185	20,715
Corporate debt securities	974	0	13	961
Total debt securities	100,237	1,638	716	101,159
Equity securities	151	0	0	151
Total securities available-for-sale	$ 100,388	$ 1,638	$ 716	$ 101,310

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

The following tables represents gross unrealized losses and the related fair value of investment securities available-for-sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
U.S. Treasury obligations and direct obligations of U.S. government agencies	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Mortgage-backed securities	9,730	73	12	6	9,742	79
Obligations of states and political subdivisions	0	0	327	3	327	3
Total	$ 9,730	$ 73	$ 339	$ 9	$ 10,069	$ 82
December 31, 2010
U.S. Treasury obligations and direct obligations of U.S. government agencies	$ 13,784	$ 234	$ 0	$ 0	$ 13,784	$ 234
Mortgage-backed securities	26,715	277	72	7	26,787	284
Obligations of states and political subdivisions	5,719	185	0	0	5,719	185
Corporate debt securities	0	0	136	13	136	13
Total	$ 46,218	$ 696	$ 208	$ 20	$ 46,426	$ 716

The Company reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment (“OTTI”) that may result from adverse economic conditions.  A determination as to whether a security’s decline in market value is OTTI takes into consideration numerous factors.  Some factors the Company may consider in the OTTI analysis include:  (1) the length of time and extent to which fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Based on the Company’s evaluation, a third party vendor may review specific investment securities identified by management for OTTI.  To determine OTTI, a discounted cash flow model is utilized to estimate the fair value of the security.  The use of a discounted cash flow model involves judgment, particularly of interest rates, estimated default rates and prepayment speeds.

As of December 31, 2010, the Company determined that OTTI existed in one non-agency mortgage-backed security and two corporate securities since the unrealized losses on these securities appear to be related in part to expected credit losses that will not be recovered by the Company.  In the first quarter 2011, the company sold these three OTTI securities, which resulted in net investment security losses of $55.  As of December 31, 2011 the Company has determined that there are no remaining OTTI securities in the investment portfolio.

The following is a summary of the credit loss of OTTI recognized in earnings on investment securities.

	Non-Agency Mortgage-Backed Securities	Corporate Securities	Total
Balance of credit-related OTTI at December 31, 2009	$ 12	$ 289	$ 301
Credit losses on securities for which OTTI was not previously recorded	0	201	201
Additional credit losses on securities for which OTTI was previously recognized	0	211	211
Balance of credit-related OTTI at December 31, 2010	$ 12	$ 701	$ 713
Credit losses realized from sale/permanent write-off of securities	(12)	(701)	(713)
Balance of credit-related OTTI at December 31, 2011	$ 0	$ 0	$ 0

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

Based on the Company’s evaluation, management believes that any remaining unrealized losses at December 31, 2011, are primarily attributable to changes in interest rates and current market conditions, and not credit deterioration.   At December 31, 2011, 12 debt securities had unrealized losses with aggregate depreciation of 0.82%.  The Company currently has both the intent and ability to hold the securities that are in a continuous unrealized loss position for the time necessary to recover the amortized cost.

The amortized cost and fair value of investment debt securities available-for-sale at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

	Amortized Cost	Fair Value
Due in one year or less	$ 2,710	$ 2,745
Due after one year but within five years	21,851	22,455
Due after five years but within ten years	13,445	14,337
Due after ten years or more	2,923	3,035
Mortgage-backed securities	66,622	67,653
Total debt securities available-for-sale	$ 107,551	$ 110,225

During 2011, proceeds from sales of investment securities available-for-sale were $641 which resulted in investment security losses of $59 and investment security gains of $4.  Investment securities gains of $1,054 during 2010 were attributable to the sales of investment securities available-for-sale of $38,146.

Securities with a carrying value of $65,548 and $65,847 at December 31, 2011 and 2010, respectively, were pledged to secure public deposits, short-term borrowings, and for other purposes as required by law.

The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago.  Such restrictions may limit or stop the FHLB of Chicago from paying dividends or redeeming stock without prior approval.  Cash dividends have been paid quarterly in 2011.  These were the first dividends paid by the FHLB of Chicago since the third quarter of 2007.  Based on an evaluation of this investment the Company believes the cost of the investment will be recovered and no impairment has been recorded on these securities during 2011, 2010, or 2009.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

Note 5- Loans, Allowance for Loan Losses, and Credit Quality

Loans at December 31 are summarized as follows:

	2011	2010
Commercial business	$ 41,347	$ 39,093
Commercial real estate	123,868	132,079
Real estate construction	28,708	30,206
Agricultural	45,351	39,671
Real estate residential	85,614	91,974
Installment	4,975	6,147
Total loans	$ 329,863	$ 339,170

The Company serves the credit needs of its customers predominantly in central and northern Wisconsin. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  At December 31, 2011 no significant concentrations existed in the Company’s loan portfolio in excess of 30% of total loans.

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

	2011	2010
Balance at beginning of year	$ 4,333	$ 3,917
New loans	574	2,921
Repayments	(1,339)	(2,497)
Changes due to status of executive officers and directors	(3,194)	(8)
Balance at end of year	$ 374	$ 4,333

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

A summary of the changes in the allowance for loan losses by portfolio segment for the years indicated:

	Beginning Balance at 1/1/2011	Charge-offs	Recoveries	Provision	Ending Balance at 12/31/2011	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment
December 31, 2011
Commercial business	$ 536	($173)	$ 37	$ 604	$ 1,004	$ 352	$ 652
Commercial real estate	4,320	(2,005)	135	1,235	3,685	1,758	1,927
Real estate construction	1,278	(1,295)	134	1,203	1,320	460	860
Agricultural	1,146	(203)	90	106	1,139	35	1,104
Real estate residential	2,060	(1,067)	101	1,436	2,530	680	1,850
Installment	131	(245)	86	166	138	15	123
Total	$ 9,471	($4,988)	$ 583	$ 4,750	$ 9,816	$ 3,300	$ 6,516

	Beginning Balance at 1/1/2010	Charge-offs	Recoveries	Provision	Ending Balance at 12/31/2010	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment
December 31, 2010
Commercial business	$ 497	($435)	$ 167	$ 307	$ 536	$ 0	$ 536
Commercial real estate	3,954	(1,490)	275	1,581	4,320	1,236	3,084
Real estate construction	685	(537)	149	981	1,278	484	794
Agricultural	981	(206)	86	285	1,146	8	1,138
Real estate residential	1,753	(1,207)	83	1,431	2,060	213	1,847
Installment	87	(159)	33	170	131	0	131
Total	$ 7,957	($4,034)	$ 793	$ 4,755	$ 9,471	$ 1,941	$ 7,530

	Beginning Balance at 1/1/2009	Charge-offs	Recoveries	Provision	Ending Balance at 12/31/2009	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment
December 31, 2009
Commercial business	$ 295	($608)	$ 4	$ 806	$ 497	$ 0	$ 497
Commercial real estate	1,836	(1,990)	151	3,957	3,954	1,726	2,228
Real estate construction	836	(1,556)	0	1,405	685	57	628
Agricultural	450	(38)	4	565	981	47	934
Real estate residential	1,010	(964)	13	1,694	1,753	460	1,293
Installment	115	(127)	20	79	87	0	87
Total	$ 4,542	($5,283)	$ 192	$ 8,506	$ 7,957	$ 2,290	$ 5,667

The following table presents nonaccrual loans by portfolio segment for the periods indicated as follows:

	December 31, 2011	December 31, 2010
	Amount	Amount
Commercial business	$ 734	$ 54
Commercial real estate	4,076	5,670
Real estate construction	2,519	2,644
Agricultural	134	440
Real estate residential	3,726	2,730
Installment	5	2
Total nonaccrual loans	$ 11,194	$ 11,540

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

A summary of loans by credit quality indicator based on internally assigned credit grade is as follows:

December 31, 2011	Highest Quality	High Quality	Quality	Moderate Risk	Acceptable	Special Mention	Substandard	Doubtful	Loss	Total
Commercial business	$ 188	$ 4,268	$ 5,153	$ 8,688	$ 10,898	$ 8,333	$ 3,068	$ 751	$ 0	$ 41,347
Commercial real estate	0	1,521	15,061	35,596	36,947	14,811	13,828	6,104	0	123,868
Real estate construction	166	2,169	4,680	3,905	11,383	839	2,980	2,586	0	28,708
Agricultural	121	427	2,527	8,052	22,283	8,428	2,812	701	0	45,351
Real estate residential	466	6,273	19,181	20,856	22,300	6,678	5,911	3,949	0	85,614
Installment	6	430	1,258	2,205	759	273	39	5	0	4,975
Total	$ 947	$ 15,088	$ 47,860	$ 79,302	$ 104,570	$ 39,362	$ 28,638	$ 14,096	$ 0	$ 329,863

December 31, 2010	Highest Quality	High Quality	Quality	Moderate Risk	Acceptable	Special Mention	Substandard	Doubtful	Loss	Total
Commercial business	$ 1,118	$ 2,760	$ 6,217	$ 10,437	$ 13,166	$ 3,928	$ 559	$ 908	$ 0	$ 39,093
Commercial real estate	0	1,306	16,790	32,019	39,448	19,146	14,735	8,635	0	132,079
Real estate construction	172	1,673	6,685	7,062	7,171	1,883	2,723	2,837	0	30,206
Agricultural	0	868	3,341	7,607	18,748	4,338	4,176	593	0	39,671
Real estate residential	652	7,208	24,395	24,574	18,295	7,990	5,022	3,838	0	91,974
Installment	15	555	1,850	2,707	841	165	11	3	0	6,147
Total	$ 1,957	$ 14,370	$ 59,278	$ 84,406	$ 97,669	$ 37,450	$ 27,226	$ 16,814	$ 0	$ 339,170

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

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

The following table presents loans by past due status at December 31, 2011 and 2010:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2011
Commercial business	$ 50	$ 14	$ 612	$ 676	$ 40,671	$ 41,347	$ 0
Commercial real estate	787	830	2,885	4,502	119,366	123,868	0
Real estate construction	114	157	2,519	2,790	25,918	28,708	0
Agricultural	88	120	241	449	44,902	45,351	201
Real estate residential	989	176	3,044	4,209	81,405	85,614	0
Installment	29	0	0	29	4,946	4,975	21
Total	$ 2,057	$ 1,297	$ 9,301	$ 12,655	$ 317,208	$ 329,863	$ 222

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2010
Commercial business	$ 389	$ 28	$ 0	$ 417	$ 38,676	$ 39,093	$ 0
Commercial real estate	422	2,580	3,677	6,679	125,400	132,079	0
Real estate construction	0	1,143	2,644	3,787	26,419	30,206	0
Agricultural	177	357	250	784	38,887	39,671	0
Real estate residential	1,710	472	2,255	4,437	87,537	91,974	0
Installment	35	16	10	61	6,086	6,147	10
Total	$ 2,733	$ 4,596	$ 8,836	$ 16,165	$ 323,005	$ 339,170	$ 10

 Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

The following table presents impaired loans:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011
With no related allowance:
Commercial business	$ 0	$ 0	$ 0	$ 0	$ 0
Commercial real estate	0	0	0	349	0
Real estate construction	0	0	0	96	0
Agricultural	0	0	0	8	0
Real estate residential	0	0	0	165	0
Installment	0	0	0	0	0
With a related allowance:
Commercial business	$ 482	$ 834	$ 352	$ 460	$ 11
Commercial real estate	8,130	9,888	1,758	7,646	392
Real estate construction	2,103	2,563	460	2,080	51
Agricultural	270	305	35	233	4
Real estate residential	3,010	3,690	680	2,586	103
Installment	6	21	15	8	2
Total:
Commercial business	$ 482	$ 834	$ 352	$ 460	$ 11
Commercial real estate	8,130	9,888	1,758	7,995	392
Real estate construction	2,103	2,563	460	2,176	51
Agricultural	270	305	35	241	4
Real estate residential	3,010	3,690	680	2,751	103
Installment	6	21	15	8	2
Total	$ 14,001	$ 17,301	$ 3,300	$ 13,631	$ 563
December 31, 2010
With no related allowance:
Commercial business	$ 0	$ 0	$ 0	$ 0	$ 0
Commercial real estate	243	243	0	413	0
Real estate construction	182	182	0	36	3
Agricultural	0	0	0	109	0
Real estate residential	335	335	0	268	3
Installment	0	0	0	0	0
With a related allowance:
Commercial business	$ 0	$ 0	$ 0	$ 0	$ 0
Commercial real estate	4,715	5,951	1,236	6,805	120
Real estate construction	1,684	2,168	484	984	18
Agricultural	63	71	8	310	0
Real estate residential	586	799	213	1,319	21
Installment	0	0	0	0	0
Total:
Commercial business	$ 0	$ 0	$ 0	$ 0	$ 0
Commercial real estate	4,958	6,194	1,236	7,218	120
Real estate construction	1,866	2,350	484	1,020	21
Agricultural	63	71	8	419	0
Real estate residential	921	1,134	213	1,587	24
Installment	0	0	0	0	0
Total	$ 7,808	$ 9,749	$ 1,941	$ 10,244	$ 165

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

The following table presents impaired loans: (continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2009
With no related allowance:
Commercial business	$ 0	$ 0	$ 0	$ 73	$ 0
Commercial real estate	793	793	0	728	25
Real estate construction	0	0	0	62	0
Agricultural	108	108	0	422	5
Real estate residential	193	193	0	563	6
Installment	0	0	0	102	0
With a related allowance:
Commercial business	$ 0	$ 0	$ 0	$ 117	$ 0
Commercial real estate	6,030	7,756	1,726	5,204	152
Real estate construction	288	345	57	1,519	8
Agricultural	413	460	47	71	13
Real estate residential	1,710	2,170	460	1,385	33
Installment	0	0	0	0	0
Total:
Commercial business	$ 0	$ 0	$ 0	$ 190	$ 0
Commercial real estate	6,823	8,549	1,726	5,932	177
Real estate construction	288	345	57	1,581	8
Agricultural	521	568	47	493	18
Real estate residential	1,903	2,363	460	1,948	39
Installment	0	0	0	102	0
Total	$ 9,535	$ 11,825	$ 2,290	$ 10,246	$ 242

No additional funds are committed to be advance in connection with impaired loans.

When, for economic or legal reasons related to the borrowers financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt restructuring.  Loan modifications may involve the receipt of assets from the debtor in partial or full satisfaction of the loan, or a modification of terms such as a reduction of the stated interest rate, a reduction of accrued interest, an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk, or some combination of these concessions.

The following table provides the number of loans modified and classified as trouble debt restructurings by loan category during the year ended December 31, 2011.

	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Commercial business	3	$ 722	$ 721
Commercial real estate	15	6,160	6,160
Real estate construction	4	2,839	2,809
Agricultural	4	249	249
Real estate residential	13	2,474	2,473
Installment	1	22	22
Total	40	$ 12,466	$ 12,434

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

The following table summarizes trouble debt restructurings that defaulted during the year ended December 31, 2011, within twelve months of their modification dates.

	Number of Loans	Recorded Investment
Commercial business	3	$ 711
Commercial real estate	4	1,039
Real estate construction	2	1,338
Agricultural	1	40
Real estate residential	9	1,789
Installment	0	0
Total	19	$ 4,917

Note 6 - Premises and Equipment

A summary of premises and equipment at December 31 was as follows:

	2011	2010
Land and improvements	$ 2,004	$ 2,052
Buildings	9,331	9,246
Furniture and equipment	7,634	7,489
Total cost	18,969	18,787
Less: accumulated depreciation	11,026	10,625
Premises and equipment, net	$ 7,943	$ 8,162

Depreciation and amortization of premises and equipment totaled $724 in 2011, $814 in 2010, and $930 in 2009.

The Bank leases certain of its facilities and equipment, certain of which provide for increased rentals based upon increases in cost of living adjustments and other operating costs.  The approximate minimum annual rentals and commitments under these leases with remaining terms in excess of one year are as follows:

2012	125
2013	126
2014	129
2015	133
2016	94
Thereafter	334
Total	$ 941

Total rental expense under operating leases was $146, $186, and $184 in 2011, 2010, and 2009, respectively.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

Note 7- OREO

A summary of OREO at December 31 was as follows:

	2011	2010
Balance at beginning of year	$ 4,230	$ 1,808
Transfer of loans at net realizable value to OREO	2,631	4,965
Sale proceeds	(1,995)	(1,590)
Loans made in sale of OREO	(75)	(981)
Net gain from sale of OREO	241	187
Provision for write-downs charged to operations	(628)	(159)
Balance at end of year	$ 4,404	$ 4,230

An analysis of the valuation allowance on OREO at December 31 was follows:

	2011	2010	2009
Balance at beginning of year	$ 2,788	$ 2,994	$ 2,616
Provision for write-downs charged to operations	628	159	958
Amounts related to OREO disposed of	(3,006)	(365)	(580)
Balance at end of year	$ 410	$ 2,788	$ 2,994

Note 8- Deposits

The distribution of deposits at December 31 was as follows:

	2011	2010
Noninterest-bearing demand deposits	$ 70,790	$ 60,446
Interest-bearing demand deposits	39,160	39,462
Money market deposits	91,247	89,546
Savings deposits	29,266	24,969
IRA retirement accounts	32,031	33,519
Brokered certificates of deposit	15,017	26,986
Certificates of deposit	104,109	125,682
Total deposits	$ 381,620	$ 400,610

IRA retirement accounts, brokered certificates of deposit and certificates of deposit, (“time deposits”), with individual balances of $100 or more were $46,695 and $61,109 at December 31, 2011 and 2010 respectively.

Aggregate annual maturities of all time deposits at December 31, 2011, are as follows:

Maturities During Year Ending December 31,
2012	109,488
2013	30,420
2014	7,047
2015	3,570
2016	294
Thereafter	338
Total	$ 151,157

Deposits from the Company’s directors, executive officers, and affiliated companies in which they are principal owners totaled $2,744 and $3,112 at December 31, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

Note 9- Short-Term Borrowings

Short-term borrowings consisted of $13,655 and $9,512 of securities sold under repurchase agreements at December 31, 2011 and 2010, respectively.

The Company pledges securities available-for-sale as collateral for repurchase agreements.  The fair value of securities pledged for short-term borrowings totaled $19,481 and $14,032 at December 31, 2011 and 2010, respectively.

The following information relates to federal funds purchased, securities sold under repurchase agreements, and Federal Home Loan Bank open line of credit at December 31:

	2011	2010	2009
Weighted average rate at December 31,	0.46%	0.49%	0.48%
For the year:
Highest month-end balance	$ 15,817	$ 18,329	$ 20,074
Daily average balance	$ 12,285	$ 10,411	$ 12,031
Weighted average rate	1.00%	0.69%	1.06%

Note 10- Long-Term Borrowings

Long-term borrowings at December 31 were as follows:

	2011	2010
FHLB advances	$ 30,061	$ 32,561
Other borrowed funds	10,000	10,000
Total long-term borrowings	$ 40,061	$ 42,561

FHLB advances at December 31 were as follows:

	2011	2010
1.84% to 4.22% fixed rate, interest payable monthly with principal due during 2011	$ 0	$ 2,500
2.17% to 5.12% fixed rate, interest payable monthly with principal due during 2012	4,000	4,000
3.90% fixed rate, interest payable monthly with principal due during 2013	2,000	2,000
1.79% to 3.03% fixed rate, interest payable monthly with principal due during 2014	16,061	16,061
3.16% to 3.48% fixed rate, interest payable monthly with principal due during 2015	8,000	8,000
Total	$ 30,061	$ 32,561

FHLB advances are secured by FHLB stock, qualifying mortgages of the Bank (such as residential mortgage, home equity, and commercial real estate) and by municipal bonds and mortgage-backed securities totaling approximately $58,311 and $67,519 at December 31, 2011 and 2010, respectively.  At December 31, 2011, the Bank had $5,999 in available, but unused, FHLB advances.

In April 2010, FHLB advances of $22,061 were restructured. The present value of the cash flows before and after the restructuring were reviewed and it was determined the restructuring was closely related to the original contract within accounting guidance that allows the prepayment penalty to be incorporated into the new borrowing agreements.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

Other borrowed funds include $10,000 of structured repurchase agreements at December 31, 2011 and 2010.  The fixed rate structured repurchase agreements mature in 2014 and 2015, callable in 2013, and had weighted-average interest rates of 4.24% at December 31, 2011 and 2010, respectively.  Other borrowings are secured by investment securities totaling $11,582 and $13,390 at December 31, 2011 and 2010, respectively.

Note 11- Subordinated Debentures

In 2005, The Trust issued $10,000 in trust preferred securities. The trust preferred securities were sold in a private placement to institutional investors. The Trust used the proceeds from the offering along with the Company’s common ownership investment to purchase $10,310 of the Company’s the Debentures.  The Debentures are the sole asset of the Trust.

The trust preferred securities and the Debentures mature on December 15, 2035, and had a fixed rate of 5.98% until December 15, 2010, after which they have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly.  The interest rates were 1.98% and 1.73% at December 31, 2011 and 2010, respectively.  The Debentures may be called at par in part or in full on or after December 15, 2010, or within 120 days of certain events. The trust preferred securities are mandatorily redeemable upon the maturity or early redemption of the Debentures.

The Company has fully and unconditionally guaranteed all of the obligations of the Trust. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities, but only to the extent of funds held by the Trust. The trust preferred securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes.

In consultation with the Federal Reserve, on May 12, 2011, the Company exercised its rights to defer interest payments on the Debentures.  Under the terms of the Debentures, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts will continue to accrue.  On December 31, 2011, the Company had $146 accrued and unpaid interest due on the Debentures.

Note 12- Income Taxes

The current and deferred amounts of income tax expense (benefit) were as follows:

	2011	2010	2009
Current income tax expense (benefit):
Federal	($182)	$ 225	($338)
State	0	0	0
Total current	(182)	225	(338)
Deferred income tax expense (benefit):
Federal	(682)	(134)	(1,223)
State	(186)	44	(355)
Total deferred	(868)	(90)	(1,578)
Change in valuation allowance	2,911	0	0
Total income tax expense (benefit)	$ 1,861	$ 135	($1,916)

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

A summary of the sources of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

	2011		2010		2009
		Percent		Percent		Percent
		of Pretax		of Pretax		of Pretax
	Amount	Income	Amount	Income	Amount	Income
Tax (benefit) expense at statutory rate	($713)	(34.0%)	$ 299	34.0%	($1,497)	(35.0%)
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(180)	(8.6)	(169)	(19.2)	(190)	(4.3)
Federal tax refund	0	0.0	0	0.0	0	0.0
State income taxes	(122)	(5.8)	40	4.5	(239)	(5.4)
Bank-owned life insurance	(53)	(2.5)	(53)	(6.0)	(36)	(0.8)
Change in valuation allowance	2,911	138.9	0	0.0	0	0.0
Other	18	0.8	18	2.1	46	1.0
Provision (benefit) for income taxes	$ 1,861	88.8%	$ 135	15.4%	($1,916)	(43.5%)

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes.  Deferred tax assets and liabilities at December 31 were as follows:

	2011	2010
Deferred tax assets:
Allowance for loan losses	$ 3,170	$ 2,835
Valuation allowance for other real estate owned	222	1,098
Deferred compensation	399	361
State net operating losses	539	362
Federal net operating losses	1,384	62
Purchased deposit intangible	39	97
AMT credit carryover	45	204
Other	46	20
Total deferred tax assets	5,844	5,039
Deferred tax liabilities:
Premises and equipment	300	253
FHLB stock	215	215
Prepaid expense and other	0	105
Unrealized gain on securities available for sale	1,069	332
Total deferred tax liabilities	1,584	905
Less - Valuation allowance	3,081	175
Net deferred tax asset	$ 1,179	$ 3,959

Both the Company and the Bank pay federal and state income taxes on their consolidated net earnings.  At December 31, 2011 tax net operating losses at the Company of approximately $4,071 federal and $10,038 state existed to offset future taxable income.

Primarily due to net operating loss carryovers in 2011, the Company’s net deferred tax asset (prior to any valuation allowance) increased to $5,159.  All available evidence, both positive and negative, was considered to determine whether any impairment of this asset should be recognized.  Based on consideration of the available evidence including historical losses which must be treated as substantial negative evidence and the potential of future taxable income, a $3,081 valuation allowance has been recognized to adjust deferred tax assets to the amount of net operating losses that are expected to be realized.  If realized, the tax benefit for this item will reduce current tax expense for that period.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

At December 31, 2011, federal tax returns remained open for Internal Revenue Service review for tax years after 2007, while state tax returns remain open for review by state taxing authorities for tax years after 2006.  There were no federal or state income tax audits being conducted at December 31, 2011.

Note 13- Self-Funded Insurance

Effective January 1, 2009, the Company moved to a fully insured HMO health insurance plan.  Expenses under this plan were expensed as incurred and based upon actual claims paid, reinsurance premiums, administration fees, and unpaid claims at year-end. The Company purchased reinsurance to cover catastrophic individual claims over $30. Health care expense for 2009 was $738.  During 2009, the Company recovered $140, which represented the remaining balance of the self-funded health insurance fund after all outstanding claims and expenses were paid.

Note 14- Retirement Plans

The Company sponsors a defined contribution plan referred to as the Profit Sharing and 401(k) Plan covering substantially all full-time employees. The plan consists of a fixed contribution and a discretionary matching contribution by the Company. In 2011, 2010 and 2009, the Company made the fixed contribution of 1% of eligible employees’ annual pay and matched 100% of the first 2% of employees’ deferrals and 50% on the next 4% of employees’ deferrals to the plan up to a 4% matching contribution.  Total expense associated with the plan was $281, $274, and $289 for the years ended December 31, 2011, 2010, and 2009, respectively.  The Company has a nonqualified deferred directors’ fee compensation plan which permits directors to defer all or a portion of their compensation into a stock equivalent account or a cash account. The benefits are payable after a director’s resignation from the Board of the Company in a lump-sum or in installments over a period not in excess of five years. Included in other liabilities is the estimated present value of future payments of $577 and $697 at December 31, 2011 and 2010, respectively. The expense associated with the deferred stock account is impacted by the market price of the Company’s stock. Expense, including directors’ fees, associated with this plan was $46, $171, and $25 in 2011, 2010, and 2009, respectively.

Note 15- Employee Stock Purchase, Stock Option, and Other Stock Purchase Plans

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan, the Company is authorized to issue up to 50,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose each year to have up to 5% of their annual gross earnings withheld to purchase the Company’s common stock. Stock is purchased quarterly by employees under the plan.  The purchase price of the stock is 95% of the lower of its market value on the first payroll date of the quarterly offering period or the market price on the close of business on the day before the last quarterly payroll date.  There were 4,997 shares purchased in 2011.  Approximately 30% of eligible employees participated in the plan during 2011. The Employee Stock Purchase Plan was discontinued in 2012.

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

The fair value of stock options granted in 2009 was estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in 2011 and 2010.  The following assumptions were made in estimating the fair value for options granted at December 31:

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

2009
Dividend yield	1.89%
Risk-free interest rate	3.00%
Expected volatility	29.87%
Weighted average expected life (years)	7
Weighted average per share fair value of options	$ 2.71

Total compensation expense $22 and $24 was recognized during 2010 and 2009, respectively.  There was no compensation expense recognized in 2011.  As of December 31, 2011, there was $1 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized in 2012.  Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

The following table summarizes information regarding the Company’s stock options outstanding at December 31, 2011:

	Outstanding Options			Exercisable Options
	Options Outstanding	Weighted Average Exercise Price	Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price
Range of Exercise Prices:
$9.25 to $36.00	37,406	$ 26.47	5.5	31,969	$ 27.98

The intrinsic value of all outstanding options and exercisable options as of December 31, 2011, was $0.

A summary of the Company’s stock option activity for 2011, 2010, and 2009, is presented below.

	Shares	Weighted Average Price
December 31, 2008	67,174	$ 28.12
Options granted	6,000	9.25
Options forfeited	(10,571)	26.81
December 31, 2009	62,603	$ 26.54
Options granted	0	0.00
Options forfeited	(4,698)	26.71
December 31, 2010	57,905	$ 26.52
Options granted	0	0.00
Options forfeited	(20,499)	26.47
December 31, 2011	37,406	$ 26.55

A summary of nonvested shares as of December 31, 2011, and changes during the year is presented below.

	Number	Weighted Average Fair Value
December 31, 2010	16,750	$ 296
Options granted	0	0
Options vested	(1,313)	(38)
Options forfeited	(10,000)	(178)
December 31, 2011	5,437	$ 80

The Company’s incentive stock option plan has expired and no new grants to officers and key employees will be made under that plan.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

Note 16- Stockholders’ Equity

The Company’s Articles of Incorporation, as amended, authorized the issuance of 10,000 shares of Series A Preferred Stock and 500 shares of Series B Preferred Stock.  On February 20, 2009, under the United States Department of the Treasury (“Treasury”) Capital Purchase Plan (“CPP”) whereby the Treasury made direct equity investment into qualifying financial institutions in the form of preferred stock, the Company issued 10,000 shares of Series A Preferred Stock and a warrant to purchase 500 shares of Series B Preferred Stock (together with the Series A Preferred Stock, the “TARP Preferred Stock”), which was immediately exercised, to the Treasury.  Total proceeds received were $10,000.  The proceeds received were allocated between the Series A Preferred Stock and the Series B Preferred Stock based upon their relative fair values, which resulted in the recording of a discount on the Series A Preferred Stock and a premium on the Series B Preferred Stock.  The discount and premium will be amortized over five years.  The allocated carrying value of the Series A Preferred

Stock and Series B Preferred Stock on the date of issuance (based on their relative fair values) was $9,442 and $558, respectively.  Cumulative dividends on the Series A Preferred Stock will accrue and be payable quarterly at a rate of 5% per annum for five years.  The rate will increase to 9% per annum thereafter if the shares are not redeemed by the Company.  The Series B Preferred Stock dividends will accrue and be payable quarterly at 9%.  All $10,000 of the TARP Preferred Stock qualifies as Tier 1 Capital for regulatory purposes at the Company.

For as long as the TARP Preferred Stock owned by the Treasury is outstanding, no dividends may be declared or paid on junior preferred shares, preferred shares ranking equal to the TARP Preferred Stock, or common shares, nor may the Company repurchase or redeem any such shares, unless all accrued and unpaid dividends for all past dividend periods on the TARP Preferred Stock are fully paid.  The consent of the Treasury was required for any increase in the quarterly dividends of the Company's common stock or for any share repurchases of junior preferred or common shares, until February 20, 2012.  Participation in this program also subjects the Company to certain restrictions with respect to the compensation of certain executives.

The American Recovery and Reinvestment Act of 2009 ("ARRA") requires the Treasury, subject to consultation with appropriate banking regulators, to permit participants in the CPP to repay any amounts previously received without regard to whether the recipient has replaced such funds from any other source or to any waiting period.  All redemptions of the Trust Preferred Stock shall be at 100% of the issue price, plus any accrued and unpaid dividends.  The Trust Preferred Stock is nonvoting, other than for class voting rights on any authorization or issuance of senior ranking shares, any amendment to its rights, or any merger, exchange or similar transaction which would adversely affect its rights.

The Company’s ability to pay dividends depends in part upon the receipt of dividends from the Bank and these dividends are subject to limitation under banking laws and regulations. Pursuant to an agreement (the “Agreement”) with the FDIC and Wisconsin Department of Financial Institutions (“WDFI”), the Bank needs the written consent of its regulators to pay dividends to the Company.  The Bank has not paid dividends to the Company since 2006.  Additionally, on May 10, 2011, the Company entered into a formal written agreement (the "Company Agreement") with the Federal Reserve Bank of Minneapolis (the "Federal Reserve").  Pursuant to the written agreement at the holding company level, the Company needs the written consent of the Federal Reserve to pay dividends to our stockholders.  We are also prohibited from paying dividends on our common stock if we fail to make distributions or required payments on the Debentures or on the TARP Preferred Stock. In consultation with the Federal Reserve, on May 12, 2011, the Company exercised its rights to suspend dividends on the outstanding TARP Preferred Stock and has also elected to defer interest on the Debentures.  Under the terms of the Debentures, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the TARP Preferred Stock.  Dividend payments on the TARP Preferred Stock may be deferred without default, but the dividend is cumulative and therefore will continue to accrue and, if the Company fails to pay dividends for an aggregate of six quarters, whether or not consecutive, the holder will have the right to appoint representatives to the Company’s board of directors.  The terms of the TARP Preferred Stock also prevent the Company from

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

paying cash dividends on or repurchasing its common stock while dividends are in arrears.  Therefore, the Company will not be able to pay dividends on its common stock until it has fully paid all accrued and unpaid dividends on the Debentures and the TARP Preferred Stock.  On December 31, 2011, the Company had $485 accrued and unpaid dividends on the TARP Preferred Stock and $146 accrued and unpaid interest due on the Debentures.

Note 17- Regulatory Matters

Regulatory Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. These requirements take into account risk attributable to balance sheet assets and off-balance sheet activities.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital to average assets (as defined).  Further, on November 9, 2010, the Bank entered into an agreement with the FDIC and WDFI to, among other things, maintain certain heightened regulatory capital ratios.  Management believes, as of December 31, 2011 and 2010, that the Company and the Bank meet all capital adequacy requirements to which it is subject, and exceeded the minimum regulatory capital ratios that financial institutions must meet to be categorized as well capitalized under the regulatory framework for prompt corrective action.

Under the terms of the Agreement, the Bank is required to: (i) maintain ratios of Tier 1 capital to each of total assets and total risk-weighted assets of at least 8.5% and 12%, respectively; (ii) refrain from declaring or paying any dividend without the written consent of the FDIC and WDFI; and (iii) refrain from increasing its total assets by more than 5% during any three-month period without first submitting a growth plan to the FDIC and WDFI.  Additionally, the Bank is required to develop and maintain a number of policies and procedures and to take certain actions related to its loan portfolio and budgeting process, all as described in more detail in the Agreement.

In addition to the Bank’s Agreement with its regulators, on May 10, 2011, the Company entered into the Company Agreement with its primary regulator, the Federal Reserve, to help ensure the financial soundness of the Company and the Bank.  Pursuant to the Company Agreement, the Company has agreed to take certain actions and operate in compliance with the Company Agreement's provisions during its terms. Specifically, under the terms of the Company Agreement, the Company is required to: (i) ensure the Bank complies with the Agreement; (ii) refrain from declaring or paying any dividend on its capital stock, taking any dividend from the Bank, or making any distributions on its subordinated debentures or the trust preferred securities related thereto issued by its nonbank subsidiary, each without the written consent of the Federal Reserve; (iii) refrain from incurring, increasing or guaranteeing any debt without the written consent of the Federal Reserve; (iv) refrain from purchasing or redeeming any shares of its capital stock without the written consent of the Federal Reserve; and (v) develop certain plans and projections with respect to its capital levels and cash flows, all as described in more detail in the Company Agreement.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Mid-Wisconsin Financial Services, Inc.
Tier 1 to average assets	$ 46,729	9.6%	$ 19,396	4.0%
Tier 1 risk-based capital ratio	46,729	14.3%	13,071	4.0%
Total risk-based capital ratios	50,884	15.6%	26,142	8.0%
Mid-Wisconsin Bank
Tier 1 to average assets	$ 41,736	8.7%	$ 19,261	4.0%	$ 40,929	8.5%
Tier 1 risk-based capital ratio	41,736	12.9%	12,946	4.0%	19,419	6.0%
Total risk-based capital ratios	45,853	14.2%	25,891	8.0%	38,837	12.0%

December 31, 2010
Mid-Wisconsin Financial Services, Inc.
Tier 1 to average assets	$ 50,575	10.0%	$ 20,143	4.0%
Tier 1 risk-based capital ratio	50,575	14.2%	14,252	4.0%
Total risk-based capital ratios	55,091	15.5%	28,504	8.0%
Mid-Wisconsin Bank
Tier 1 to average assets	$ 44,787	9.0%	$ 20,024	4.0%	$ 42,552	8.5%
Tier 1 risk-based capital ratio	44,787	12.7%	14,140	4.0%	21,210	6.0%
Total risk-based capital ratios	49,268	13.9%	28,280	8.0%	42,420	12.0%

(1)

The Bank has agreed with the FDIC and WDFI that, until its formal written agreement with such parties is no longer in effect,      it will maintain minimum capital ratios at specified levels higher that those otherwise required by applicable regulations as follows:  Tier 1 capital to total average assets - 8.5% and total capital to risk-weighted assets (total capital) - 12%.

(2) Prompt corrective action provisions are not applicable at the bank holding company level.

The Company has a Dividend Reinvestment Plan which provides shareholders the opportunity to automatically reinvest their cash dividends in shares of the Company’s common stock.  Common stock shares issued under the plan will be either newly issued shares or shares purchased for plan participants in the open market. In accordance with the plan, 150,000 shares of common stock are reserved at December 31, 2011.

Note 18 - Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is shown in the consolidated statements of changes in stockholders’ equity. The Company’s accumulated other comprehensive income (loss) is comprised of the unrealized gain or loss on securities available-for-sale, net of the tax effect and a reclassification adjustment for losses realized in income.  A summary of activity in accumulated other comprehensive income (loss) follows.

	2011	2010	2009
Accumulated other comprehensive income at beginning	$ 590	$ 1,056	$ 598
Activity:
Reclassification for (gains) losses on sale of investments included in income	55	(1,054)	(449)
Unrealized gain (loss) on securities available for sale	1,697	(58)	872
Reclassification for impairment losses included in income	0	412	301
Tax effect	(737)	234	(266)
Other comprehensive income (loss)	1,015	(466)	458
Accumulated other comprehensive income at end	$ 1,605	$ 590	$ 1,056

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

Note 19 – Commitments and Contingencies

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

The Company uses the same credit policies and approval process in making commitments and conditional obligations as it does for on-balance sheet instruments.  The Company’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The following is a summary of lending-related commitments at December 31:

	2011	2010
Commitments to extend credit:
Fixed rate	$ 17,163	$ 25,073
Adjustable rate	23,515	33,406
Standby and irrevocable letters of credit - Fixed rate	3,737	3,921
Credit card commitments	3,541	3,776

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

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

Note 20- Fair Value Measurements

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

Some assets and liabilities, such as securities available-for-sale, are measured at fair values on a recurring basis under accounting principles generally accepted in the United States.  Other assets and liabilities, such as loans held for sale, impaired loans and OREO, are measured at fair values on a nonrecurring basis.

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

Following is a description of the valuation methodology used for the Company’s more significant instruments measured on a recurring and nonrecurring basis at fair value, as well as the classification of the asset or liability within the fair value hierarchy:

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

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

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

Impaired loans - The Company considers a loan impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest.   Loans considered to be impaired are measured at fair value on a nonrecurring basis.  The fair value measurement of an impaired loan is based on the fair value of the underlying collateral.  Fair value measurements of underlying collateral that utilize observable market data such as independent appraisals reflecting recent comparable sales are considered Level 2 measurements.  Other fair value measurements that incorporate estimated assumptions market participants would use to measure fair value are considered Level 3 measurements.

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

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

Information regarding the fair value of assets measured at fair value on a recurring basis as of December 31, 2011, and December 31, 2010, is as follows:

		Recurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Price in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2011
Investment securities available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 18,808	$ 0	$ 18,808	$ 0
Mortgage-backed securities	67,653	0	67,641	12
Obligations of states and political subdivisions	22,932	0	22,405	527
Corporate debt securities	832	0	7	825
Total debt securities	$ 110,225	$ 0	$ 108,861	$ 1,364
Equity securities	151	0	51	100
Total investment securities available-for-sale	$ 110,376	$ 0	$ 108,912	$ 1,464
December 31, 2010
Investment securities available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 22,567	$ 0	$ 22,567	$ 0
Mortgage-backed securities	56,916	0	56,205	711
Obligations of states and political subdivisions	20,715	0	20,188	527
Corporate debt securities	961	0	0	961
Total debt securities	$ 101,159	$ 0	$ 98,960	$ 2,199
Equity securities	151	0	51	100
Total investment securities available-for-sale	$ 101,310	$ 0	$ 99,011	$ 2,299

The table below presents a roll forward of the balance sheet amounts for the years ended December 31, 2011 and 2010, for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
	2011	2010
Balance at beginning of year	$ 2,299	$ 3,119
Total gains or losses (realized/unrealized)
Included in earnings	(55)	(412)
Included in other comprehensive income	7	273
Principal payments	(146)	(693)
Sales	(641)	0
Transfers in and/or out of Level 3	0	12
Balance at end of year	$ 1,464	$ 2,299

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

Information regarding the fair values of assets measured at fair value on a nonrecurring basis as of December 31, 2011, and December 31, 2010, is as follows:

Nonrecurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Price in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2011
Loans held for sale	$ 2,163	$ 0	$ 2,163	$ 0
Impaired loans	$ 14,001	$ 0	$ 14,001	$ 0
OREO	$ 4,404	$ 0	$ 4,404	$ 0
December 31, 2010
Loans held for sale	$ 7,444	$ 0	$ 7,444	$ 0
Impaired loans	$ 7,808	$ 0	$ 7,361	$ 447
OREO	$ 4,230	$ 0	$ 4,230	$ 0

At December 31, 2011 loans with a carrying amount of $17,301 were considered impaired and were written down to their estimated fair value of $14,001.  As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $3,300.  At year end December 31, 2010 loans with a carrying amount of $9,749 were considered impaired and were written down to their estimated fair value of $7,808.  As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $1,941.

In 2011, the Bank acquired OREO of $2,631 measured at fair value less selling costs.  In addition, an impairment write down of $628 was made against these as well as some of the OREO properties acquired in prior years and charged to earnings for the year ended December 31, 2011.   In 2010, the Bank acquired OREO of $4,965 measured at fair value less selling costs.  In addition, an impairment write down of $159 was made against these as well as some of the OREO properties acquired in prior years and charged to earnings for the year ended December 31, 2010.

The Company is required to disclose estimated fair values for its financial instruments.  Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments.

The estimated fair value of the Company’s financial instruments on the balance sheet at December 31, were as follows:

	2011		2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$ 31,360	$ 31,360	$ 41,983	$ 41,983
Securities and other investments	112,992	112,992	103,926	103,926
Net loans	322,210	319,968	337,143	333,665
Accrued interest receivable	1,640	1,640	1,853	1,853
Financial liabilities:
Deposits	381,620	383,520	400,610	401,190
Short-term borrowings	13,655	13,655	9,512	9,512
Long-term borrowings	40,061	42,525	42,561	45,026
Subordinated debentures	10,310	4,818	10,310	6,785
Accrued interest payable	878	878	992	992

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

The Company estimates fair value of all financial instruments regardless of whether such instruments are measured at fair value.  The following methods and assumptions were used by the Company to estimate fair value of financial instruments not previously discussed.

Cash and short-term investments – The carrying amounts reported in the consolidated balance sheets for cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and securities purchased under agreements to sell approximate the fair value of these assets.

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

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

Because of the wide range of valuation techniques and the numerous assumptions which must be made, it may be difficult to compare our Company’s determination of fair value to that of other financial institutions. It is important that the many assumptions discussed above be considered when using the estimated fair value disclosures and to realize that because of the uncertainties, the aggregate fair value should in no way be construed as representative of the underlying value of the Company.

Note 21- Condensed Financial Information- Parent Company Only

Balance Sheets

December 31, 2011 and 2010

	2011	2010
Assets
Cash and due from banks	$ 2,743	$ 3,488
Investment in bank subsidiary	44,563	46,670
Investment in nonbank subsidiary	310	310
Investment securities available-for-sale, at fair value	100	100
Premises and equipment, net	2,927	3,027
Other assets	17	48
Total assets	$ 50,660	$ 53,643
Liabilities and Stockholders' Equity
Subordinated debentures	$ 10,310	$ 10,310
Accrued interest payable	154	8
Accrued expense and other liabilities	683	355
Total liabilities	11,147	10,673
Stockholders' equity	39,513	42,970
Total liabilities and stockholders' equity	$ 50,660	$ 53,643

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

Note 21- Condensed Financial Information- Parent Company Only (Continued)

Statements of Income (Loss)

	For the Years Ended December 31,
	2011	2010	2009
Income:
Interest	$ 10	$ 19	$ 51
Management and service fees from subsidiaries	192	165	180
Rental income	202	196	164
Other	5	18	21
Total income	409	398	416
Expense:
Interest on subordinated debentures	183	595	614
Salaries and employee benefits	276	412	252
Other	284	291	348
Total expense	743	1,298	1,214
(Loss) before income taxes and equity in undistributed income (loss)	(334)	(900)	(798)
Income tax (benefit)	0	(354)	(316)
Loss before equity in undistributed net income (loss) of subsidiary	(334)	(546)	(482)
Equity in undistributed net income (loss) of subsidiary	(3,623)	1,289	(2,006)
Net income (loss)	(3,957)	743	(2,488)
Preferred stock dividends, discount and premium	(644)	(641)	(545)
Net income (loss) available to common equity	($4,601)	$ 102	($3,033)

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009 (In thousands, except per share data)

Note 21- Condensed Financial Information- Parent Company Only (Continued)

Statements of Cash Flows

	For the Years Ended December 31,
	2011	2010	2009
Increase (decrease) in cash and due from banks:
Cash flows from operating activities:
Net income (loss)	($3,957)	$ 743	($2,488)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	89	99	108
Stock-based compensation	0	22	24
(Equity) loss in undistributed net income of subsidiary	3,623	(1,289)	1,806
Changes in operating assets and liabilities:
Other assets	31	279	307
Other liabilities	65	(33)	4
Net cash (used in) operating activities	(149)	(179)	(239)
Cash flows from investing activities:
Investment in bank subsidiary	(500)	(2,000)	(5,500)
Capital expenditures	(11)	(64)	(40)
Proceeds from sale of premises and equipment	22	0	0
Net cash used in investing activities	(489)	(2,064)	(5,540)
Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants	0	0	10,000
Proceeds from stock benefit plans	29	32	35
Cash dividends paid preferred stock	(136)	(545)	(401)
Cash dividends paid common stock	0	0	(181)
Net cash provided by (used in) financing activities	(107)	(513)	9,453
Net increase (decrease) in cash and due from banks	(745)	(2,756)	3,674
Cash and due from banks at beginning of year	3,488	6,244	2,570
Cash and due from banks at end of year	$ 2,743	$ 3,488	$ 6,244

TEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: As of the end of the period covered by this report, management, under the supervision, and with the participation, of our Prinicipal Executive Officer and Principal Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) pursuant to Exchange Act Rule 13a-15.  The Principal Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

REPORT BY MID-WISCONSIN FINANCIAL SERVICES, INC. MANAGEMENT

               ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining an effective system of internal control over financial reporting, as such term is defined in section 13a-15f of the Securities and Exchange Act of 1934. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the Company’s system of internal controls over financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2011, the Company maintained effective internal control over financial reporting based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Securities and Exchange Commission’s rules permitting the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting: There were no changes in the internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Company’s Proxy Statement, prepared for the 2012 Annual Meeting of Shareholders, which contains information concerning directors and executive officers of the Company under the caption “Proposals No. 1 and 2-Election of Directors”; information concerning certain persons’ compliance with Section 16(a) reporting requirements under the caption “Beneficial Ownership of Common Stock-Section 16(a) Beneficial Ownership Reporting Compliance”; information concerning the Company’s code of ethics under the caption “Governance of the Company – Code of Ethics”; and information concerning the audit committee of Company under the caption “Governance of the Company – Committees and Meetings – Audit Committee” is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information in the Company’s Proxy Statement, prepared for the 2012 Annual Meeting of Shareholders, which contains information concerning director compensation under the caption “Director Compensation,” is incorporated herein by reference

The information in the Company’s Proxy Statement, prepared for the 2012 Annual Meeting of Shareholders, which contains information concerning executive officer compensation under the caption “Executive Officer Compensation,” is incorporated herein by reference

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners is incorporated in this Form 10-K by this reference to the disclosure in the 2012 Proxy Statement under the caption "Beneficial Ownership of Common Stock."

The following table sets forth, as of December 31, 2011, information with respect to compensation plans under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	37,406 (1)	$26.47 (1)	252,102 (2)
Equity compensation plans not approved by security holders	-	-	-

(1)

Shares issuable upon exercise of options granted pursuant to the 1999 Stock Option Plan.

(2)

Includes 222,748 shares issuable under the 1999 Stock Option Plan and 29,354 shares available under the Employee Stock Purchase Plan.  The purchase period for shares under the Employee Stock Purchase Plan is quarterly; accordingly, there were no shares subject to option as of December 31, 2011, under the plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions with directors and officers, and the independence of directors, is incorporated in the Form 10-K by this reference to the disclosure in the 2012 Proxy Statement under the caption “Governance of the Company.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the fees and services of our principal accountant is incorporated into this Form 10-K by this reference to the disclosure in the 2012 Proxy Statement under the sub-captions “Accountant Fees,” and “Audit Committee Pre-Approval Policy.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed as part of this report:

(1)

Financial Statements

Description

Page

Mid-Wisconsin Financial Services, Inc.

Consolidated Financial Statements

  Report of Independent Registered Public Accounting Firm

  57

  Consolidated Balance Sheets as of December 31, 2011 and 2010

  58

  Consolidated Statements of Income (Loss) for the years ended

  December 31, 2011, 2010, and 2009

  59

  Consolidated Statements of Changes in Shareholders’ Equity

  for the years ended December 31, 2011, 2010, and 2009

  60

  Consolidated Statements of Cash Flows for the years ended

  December 31, 2011, 2010, and 2009

  61

  Notes to Consolidated Financial Statements

  63

(2)

No financial statement schedules are required by Item 8 or Item 15(c)

(3)

Exhibits Required by Item 601 of Regulation S-K:

The following exhibits required by Item 601 of Regulation S-K are filed as part of this Form 10-K:

3.1

Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated February 20, 2009)

3.2

Bylaws, as amended February 20, 2009  (incorporated by reference to Exhibit 3.2  to the Registrant’s Current Report on Form 8-K dated May 27, 2009)

4.1

Indenture, dated October 14, 2005, between Mid-Wisconsin Financial Services, Inc., as issuer, and Wilmington Trust Company, as trustee, including the form of Junior Subordinated Debenture as Exhibit A thereto (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated October 14, 2005)

4.2

Guarantee Agreement, dated October 14, 2005, between Mid-Wisconsin Financial Services, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K dated October 14, 2005)

4.3

Amended and Restated Declaration of Trust, dated October 14, 2005, among Mid-Wisconsin Financial Services, Inc., as Sponsor, Wilmington Trust Company, Institutional and Delaware Trustees, and Administrators named thereto, including the form of Trust Preferred Securities (incorporated by reference to Exhibit 1.3 to the Registrant’s Current Report on Form 8-K dated October 14, 2005)

4.4

Warrant to Purchase Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 20, 2009)

4.5

Form of Certificate for Senior Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 20, 2009)

4.6

Form of Certificate for Warrant Preferred Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated February 20, 2009)

10.1*

Mid-Wisconsin Financial Services, Inc. 2011 Directors’ Deferred Compensation Plan,  as amended and restated effective December 16, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 20, 2010)

10.2*

Director Retirement Bonus Policy as amended April 22, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008)

10.3*

Mid-Wisconsin Financial Services, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.4*

Mid-Wisconsin Financial Services, Inc. 1999 Stock Option Plan, as last amended December 16, 2010 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the annual period ended December 31, 2010)

10.5*

Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.6*

 Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.7*

Form of Letter Agreement with Senior Executive Officers (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 20, 2009)

10.8*

2007 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007)

10.9

Letter Agreement dated February 20, 2009, between Mid-Wisconsin Financial Services, Inc. and the United States Treasury, which includes the Securities Purchase Agreement attached thereto, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Warrant Preferred Stock under the TARP Capital Purchase Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 20, 2009)

10.10      Consent Order with the Federal Deposit Insurance Corporation and the Wisconsin Department of Financial Institutions, dated November 9, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010)

10.11

Written Agreement by and between the Company and the Federal Reserve Bank of Minneapolis dated May 10, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011)

21.1

Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

23.1

   Consent of Wipfli LLP

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to, Section 906 of Sarbanes-Oxley Act of 2002

99.1

Certification of Principal Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

99.2

Certification of Principal Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2011 and 2010; (ii) Consolidated Statements of Income for the years ended December 31, 2011 and 2010; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010, and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*Denotes executive compensation plans and arrangements

** As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

The exhibits listed above are available upon request in writing to William A. Weiland, Secretary, Mid-Wisconsin Financial Services, Inc., 132 West State Street, Medford, Wisconsin 54451.

(b)

Exhibits

See Item 15(a) (3)

(c)

Financial Schedules

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2012.

     MID-WISCONSIN FINANCIAL SERVICES, INC.

SCOT G. THOMPSON
Scot G. Thompson, Principal Executive Officer
WILLIAM A. WEILAND
William A. Weiland, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 19, 2012, and in the capacities indicated.

KIM A. GOWEY	SCOT G. THOMPSON
Kim A. Gowey, Chairman of the Board, and a Director	Scot G. Thompson, Principal Executive Officer

CHRISTOPHER J. GHIDORZI	JAMES P. HAGER
Christopher J. Ghidorzi, Director	James P. Hager, Director

BRIAN B. HALLGREN	KURT D. MERTENS
Brian B. Hallgren, Director	Kurt D. Mertens, Director

SIDNEY C. SCZYGELSKI	RHONDA R. KELLEY
Sidney C. Sczygelski, Director	Rhonda R. Kelley Principal Accounting Officer and Controller
(Principal Financial Officer)

EXHIBIT INDEX†

to

FORM 10-K

of

MID-WISCONSIN FINANCIAL SERVICES, INC.

for the period ended December 31, 2011

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

23.1

Consent of Wipfli LLP

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1

   Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to, Section 906 of Sarbanes-Oxley Act of 2002

99.1

Certification of Principal Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

99.2

Certification of Principal Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

†Exhibits required by Item 601 of Regulation S-K which have been previously filed and are incorporated by reference are set forth in Part IV, Item 15 of the Form 10-K to which this Exhibit Index relates.