Form 10-Q
period 2012-03-31
MID WISCONSIN FINANCIAL SERVICES INC
filed 2012-05-15
CIK 785024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                                                                     --------------------

FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

As of May 3, 2012 there were 1,657,119 shares of $0.10 par value common stock outstanding.

MID-WISCONSIN FINANCIAL SERVICES, INC.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION		PAGE
	Item 1.	Financial Statements:
		Consolidated Balance Sheets March 31, 2012 (unaudited) and December 31, 2011 (derived from audited financial statements)	3
		Consolidated Statements of Operations Three Months Ended March 31, 2012 and 2011 (unaudited)	4
		Consolidated Statements of Comprehensive Income (Loss) Three Months Ended March 31, 2012 and 2011 (unaudited)	5

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2012 and 2011 (unaudited)

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2012 and 2011 (unaudited)

			6 7
		Notes to Consolidated Financial Statements	8-23
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-46
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
	Item 4.	Controls and Procedures	46
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	46
	Item 1A.	Risk Factors	46
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
	Item 3.	Defaults Upon Senior Securities	46
	Item 4.	Mine Safety Disclosures	47
	Item 5.	Other Information	47
	Item 6.	Exhibits	47
		Signatures	47
		Exhibit Index	48

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements:

Mid-Wisconsin Financial Services, Inc. and Subsidiary
Consolidated Balance Sheets
(In thousands, except share data)
	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$ 11,212	$ 18,278
Interest-bearing deposits in other financial institutions	22,985	10
Federal funds sold and securities purchased under agreements to sell	1,412	13,072
Investment securities available-for-sale, at fair value	107,658	110,376
Loans held for sale	612	2,163
Loans	326,001	329,863
Less: Allowance for loan losses	(10,068)	(9,816)
Loans, net	315,933	320,047
Accrued interest receivable	1,790	1,640
Premises and equipment, net	7,785	7,943
Other investments, at cost	2,151	2,616
Other real estate owned net of valuation allowances of $335 and $410 at March 31, 2012 and December 31, 2011, respectively	4,164	4,404
Deferred tax asset, net of valuation allowance of $3,081 at March 31, 2012 and December 31, 2011	1,250	1,179
Other assets	6,143	6,448
Total assets	$ 483,095	$ 488,176
Liabilities and Stockholders' Equity:
Noninterest-bearing deposits	$ 66,140	$ 70,790
Interest-bearing deposits	310,748	310,830
Total deposits	376,888	381,620
Short-term borrowings	15,611	13,655
Long-term borrowings	38,061	40,061
Subordinated debentures	10,310	10,310
Accrued interest payable	833	878
Accrued expenses and other liabilities	2,102	2,139
Total liabilities	443,805	448,663
Stockholders' equity:
Series A preferred stock	9,773	9,745
Series B preferred stock	523	526
Common Stock	166	166
Additional paid-in capital	11,945	11,945
Retained earnings	15,386	15,526
Accumulated other comprehensive income	1,497	1,605
Total stockholders' equity	39,290	39,513
Total liabilities and stockholders' equity	$ 483,095	$ 488,176

Series A preferred stock authorized (no par value)	10,000	10,000
Series A preferred stock issued and outstanding	10,000	10,000
Series B preferred stock authorized (no par value)	500	500
Series B preferred stock issued and outstanding	500	500
Common stock authorized (par value $0.10 per share)	6,000,000	6,000,000
Common stock issued and outstanding	1,657,119	1,657,119
The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

	Mid-Wisconsin Financial Services, Inc. and Subsidiary
	Consolidated Statements of Operations
	(In thousands, except per share data)
	(Unaudited)
	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
Interest Income
Loans, including fees	$ 4,453	$ 4,826
Securities:
Taxable	549	638
Tax-exempt	96	101
Other	15	80
Total interest income	5,113	5,645
Interest Expense
Deposits	895	1,286
Short-term borrowings	35	25
Long-term borrowings	382	405
Subordinated debentures	51	45
Total interest expense	1,363	1,761
Net interest income	3,750	3,884
Provision for loan losses	750	1,050
Net interest income after provision for loan losses	3,000	2,834
Noninterest Income
Service fees	189	253
Trust service fees	271	266
Investment product commissions	38	44
Mortgage banking	176	149
Loss on sale of investments	0	(55)
Other	311	765
Total noninterest income	985	1,422
Noninterest Expense
Salaries and employee benefits	1,998	2,131
Occupancy	434	484
Data processing	154	173
Foreclosure/OREO expense	237	42
Legal and professional fees	189	167
FDIC expense	257	314
Other	695	808
Total noninterest expense	3,964	4,119
Income before income taxes	21	137
Income tax benefit	0	(3)
Net income	$ 21	$ 140
Preferred stock dividends, discount and premium	(162)	(160)
Net loss available to common equity	($141)	($20)
Loss Per Common Share:
Basic and diluted	($0.09)	($0.01)
Cash dividends declared per common share	$ 0.00	$ 0.00
The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

Mid-Wisconsin Financial Services, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
Three Months Ended March 31, 2012 and 2011
(In thousands)
	March 31,	March 31,
	2012	2011
Net income	$ 21	$ 140
Other comprehensive loss, net of tax:
Investment securities available-for-sale:
Net unrealized losses	(180)	(45)
Reclassification adjustment for net losses realized in earnings	0	(33)
Income tax (expense) benefit	72	(28)
Total other comprehensive loss net of tax	(108)	(50)
Comprehensive income (loss)	($87)	$ 90
The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

	Mid-Wisconsin Financial Services, Inc. and Subsidiary
	Consolidated Statements of Changes in Stockholders' Equity (unaudited)
	(In thousands)
							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Totals
Balance, December 31, 2010	10.5	$ 10,172	1,652	$ 165	$ 11,916	$ 20,127	$ 590	$ 42,970
Comprehensive Income:
Net income						140		140
Other comprehensive loss							(50)	(50)
Comprehensive income								90
Accretion of preferred stock discount		27				(27)		0
Amortization of preferred stock premium		(3)				3		0
Issuance of common stock:
Proceeds from stock purchase plans			1	0	7			7
Dividends - Preferred stock						(136)		(136)
Stock-based compensation					6			6
Balance, March 31, 2011	10.5	$ 10,196	1,653	$ 165	$ 11,929	$ 20,107	$ 540	$ 42,937

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Totals
Balance, December 31, 2011	10.5	$ 10,271	1,657	$ 166	$ 11,945	$ 15,526	$ 1,605	$ 39,513
Comprehensive Income (loss):
Net income						21		21
Other comprehensive loss							(108)	(108)
Comprehensive loss								(87)
Accretion of preferred stock discount		28				(28)		0
Amortization of preferred stock premium		(3)				3		0
Dividends - Preferred stock						(136)		(136)
Balance, March 31, 2012	10.5	$ 10,296	1,657	$ 166	$ 11,945	$ 15,386	$ 1,497	$ 39,290
The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

Mid-Wisconsin Financial Services, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
(In thousands)
	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income	$ 21	$ 140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	289	284
Provision for loan losses	750	1,050
Provision for valuation allowance OREO	80	6
Loss on sale of investment securities	0	55
(Gain) loss on sale of foreclosed OREO	73	(51)
Stock-based compensation	0	6
Changes in operating assets and liabilities:
Loans held for sale	1,551	6,211
Other assets	154	76
Other liabilities	(218)	(849)
Net cash provided by operating activities	2,700	6,928
Cash flows from investing activities:
Net increase in interest-bearing deposits in other financial institutions	(22,975)	0
Net (increase) decrease in federal funds sold	11,660	(1,647)
Securities available for sale:
Proceeds from sales	0	641
Proceeds from maturities	9,984	7,054
Payment for purchases	(7,558)	(12,465)
FHLB stock redemption	465	0
Net decrease in loans	2,900	3,475
Capital expenditures	(18)	(296)
Proceeds from sale of OREO	552	447
Net cash used in investing activities	(4,990)	(2,791)
Cash flows from financing activities:
Net decrease in deposits	(4,732)	(6,396)
Net increase in short-term borrowings	1,956	241
Principal payments on long-term borrowings	(2,000)	0
Proceeds from stock benefit plans	0	7
Cash dividends paid preferred stock	0	(136)
Net cash used in financing activities	(4,776)	(6,284)
Net decrease in cash and due from banks	(7,066)	(2,147)
Cash and due from banks at beginning of period	18,278	9,502
Cash and due from banks at end of period	$ 11,212	$ 7,355
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 1,408	$ 1,801
Income taxes	0	250
Noncash investing and financing activities:
Loans transferred to OREO	$ 465	$ 45
Loans charged-off	652	965
Dividends declared but not yet paid on preferred stock	136	68
The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Mid-Wisconsin Financial Services, Inc.’s (the “Company”) and Mid-Wisconsin Bank’s, its wholly owned banking subsidiary (the “Bank”), consolidated balance sheets, results of operations, comprehensive income, changes in stockholders’ equity and cash flows for the periods presented, and all such adjustments are of a normal recurring nature.  The consolidated balance sheets include the accounts of all subsidiaries.  All material intercompany transactions and balances are eliminated.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. We have reviewed and evaluated subsequent events through the date this Form 10-Q was filed.

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted or abbreviated.  The information contained in the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) should be referred to in connection with the reading of these unaudited interim financial statements.

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, useful lives for depreciation and amortization, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to:  external market factors such as market interest rates and employment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.

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

In April 2011, the FASB issued an accounting standard that modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale.  Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale.  The provisions remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights.  The accounting standard does not change the other existing criteria used in the assessment of effective control and is effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012.  As the Company accounts for all of its repurchase agreements as collateralized financing arrangements, the adoption of this accounting standard had no material impact on the consolidated financial statements of the Company.

In May 2011, the FASB issued an accounting standard that provides a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of the accounting standard are as follows:  (i) the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (ii) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets, while the new accounting standard extends that prohibition to all fair value measurements; (iii) an exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks, which such exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (iv) the fair value measurement of instruments classified within an entity’s shareholders’ equity have been aligned with the guidance for liabilities; and (v) disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. These new disclosures were adopted during the quarter ended March 31, 2012 and did not have a material impact on the consolidated financial statements of the Company.

 In June 2011, the FASB issued an accounting standard that allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  The accounting pronouncement eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The Company has adopted this standard effective March 31, 2012, electing to present a consolidated statement of comprehensive income separate from, but consecutive to, its statement of operations.

In July 2010, the FASB issued new accounting guidance requiring extensive new disclosures surrounding the allowance for loan losses although it did not change any credit loss recognition or measurement rules.  The new rules require disclosure to include a breakdown of allowance for loan loss activity by portfolio segment as well as problem loan disclosures by detailed class of loan.  In addition, disclosures on internal credit grading metrics and information on impaired, non-accrual, and restructured loans are also required.  The period-end disclosures were effective for financial periods ending December 31, 2010 but deferred presentation of loan loss allowance by loan portfolio segment until the quarter ended March 31, 2011.  The Company adopted the rules for loan loss allowance disclosures by loan segment effective March 31, 2011.

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

	Three Months Ended March 31,
	2012	2011
(In thousands, except per share data)
Net income	$ 21	$ 140
Preferred dividends, discount and premium	(162)	(160)
Net loss available to common equity	($141)	($20)
Weighted average common shares outstanding	1,657	1,652
Effect of dilutive stock options	0	0
Diluted weighted average common shares outstanding	1,657	1,652
Basic and diluted loss per common share	($0.09)	($0.01)

Note 3- Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities available-for-sale at March 31, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
March 31, 2012
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 15,961	$ 314	$ 0	$ 16,275
Mortgage-backed securities	66,832	1,158	68	67,922
Obligations of states and political subdivisions	21,388	1,091	1	22,478
Corporate debt securities	831	1	0	832
Total debt securities	105,012	2,564	69	107,507
Equity securities	151	0	0	151
Total securities available-for-sale	$ 105,163	$ 2,564	$ 69	$ 107,658

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
December 31, 2011
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$18,479	$329	$0	$18,808
Mortgage-backed securities	66,622	1,110	79	67,653
Obligations of states and political subdivisions	21,619	1,316	3	22,932
Corporate debt securities	831	1	0	832
Total debt securities	107,551	2,756	82	110,225
Equity securities	151	0	0	151
Total securities available-for-sale	$107,702	$2,756	$82	$110,376

The following table represents gross unrealized losses and the related fair value of investment securities available-for-sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in thousands)
March 31, 2012
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Mortgage-backed securities	11,019	63	12	5	11,031	68
Obligations of states and political subdivisions	166	1	0	0	166	1
Total	$ 11,185	$ 64	$ 12	$ 5	$ 11,197	$ 69
December 31, 2011
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Mortgage-backed securities	9,730	73	12	6	9,742	79
Obligations of states and political subdivisions	0	0	327	3	327	3
Total	$ 9,730	$ 73	$ 339	$ 9	$ 10,069	$ 82

The Company reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment (“OTTI”) that may result due to adverse economic conditions or other issuer-specific factors. A determination as to whether a security’s decline in market value is temporary or OTTI takes into consideration numerous factors.  Significant inputs used to measure the amount related to credit loss include, but are not limited to:  (i) the length of time and extent to which fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  When management identifies a specific security that has a rating lower than “A”, fair value less than 95% of the amortized cost, and has been in a continuous loss position for twelve months a third party vendor may review the specific security for OTTI.  To determine OTTI, a discounted cash flow model is utilized to estimate the fair value of the security.  The use of a discounted cash flow model involves judgment, particularly of interest rates, estimated default rates and prepayment speeds.  Adjustments to market value that are considered temporary are recorded as separate components of equity, net of tax. If an impairment of a security is identified as OTTI it will be recorded in the Consolidated Statement of Operations.

As of March 31, 2012 the Company has determined that there are no OTTI securities in the investment portfolio.

Based on the Company’s evaluation, management believes that any remaining unrealized losses at March 31, 2012, are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration.  Management believes that the Company currently has both the intent and ability to hold the securities that are in a continuous unrealized loss position for the time necessary to recover the amortized cost.

The amortized cost and fair values of investment debt securities available-for-sale at March 31, 2012, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Fair values of securities are estimated based on financial models or prices paid for similar securities.  It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

	Amortized Cost	Fair Value
	($ in thousands)
Due in one year or less	$ 1,625	$ 1,645
Due after one year but within five years	18,816	19,374
Due after five years but within ten years	16,379	17,182
Due after ten years or more	1,360	1,384
Mortgage-backed securities	66,832	67,922
Total debt securities available-for-sale	$ 105,012	$ 107,507

Note 4 – Loans, Allowance for Loan Losses, and Credit Quality

The period-end loan composition as of March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011
($ in thousands)
Commercial business	$ 44,927	$ 41,347
Commercial real estate	123,792	123,868
Real estate construction	24,828	28,708
Agricultural	43,851	45,351
Real estate residential	84,215	85,614
Installment	4,388	4,975
Total loans	$ 326,001	$ 329,863

The allowance for loan losses (“ALLL”) represents management’s estimate of probable and inherent credit losses in the Bank’s loan portfolio. Estimating the amount of the ALLL requires the exercise of significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of other qualitative factors, all of which may be susceptible to significant change.  To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect our earnings or financial position in future periods. Allocations of the ALLL may be made for specific loans but the entire ALLL is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized.

A summary of the changes in the ALLL by portfolio segment for the periods indicated:

	Beginning Balance at 1/1/2012	Charge-offs	Recoveries	Provision	Ending Balance at 3/31/12	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment
	($ in thousands)
March 31, 2012
Commercial business	$ 1,004	($165)	$ 6	($11)	$ 834	$ 222	$ 612
Commercial real estate	3,685	(280)	62	517	3,984	2,260	1,724
Real estate construction	1,320	(28)	5	(224)	1,073	460	613
Agricultural	1,139	(10)	67	(127)	1,069	33	1,036
Real estate residential	2,530	(155)	9	625	3,009	1,497	1,512
Installment	138	(14)	5	(30)	99	5	94
Total	$ 9,816	($652)	$ 154	$ 750	$ 10,068	$ 4,477	$ 5,591

	Beginning Balance at 1/1/2011	Charge-offs	Recoveries	Provision	Ending Balance at 12/31/2011	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment
	($ in thousands)
December 31, 2011
Commercial business	$ 536	($173)	$ 37	$ 604	$ 1,004	$ 352	$ 652
Commercial real estate	4,320	(2,005)	135	1,235	3,685	1,758	1,927
Real estate construction	1,278	(1,295)	134	1,203	1,320	460	860
Agricultural	1,146	(203)	90	106	1,139	35	1,104
Real estate residential	2,060	(1,067)	101	1,436	2,530	680	1,850
Installment	131	(245)	86	166	138	15	123
Total	$ 9,471	($4,988)	$ 583	$ 4,750	$ 9,816	$ 3,300	$ 6,516

The allocation methodology used by the Company includes specific allocations for impaired loans evaluated individually for impairment and the remaining loan portfolio collectively evaluated for impairment primarily based on historical loss rates and other qualitative factors.  Loan charge-offs and recoveries are based on actual amounts charged-off or recovered by loan category.  Management allocates the ALLL by pools of risk within each loan portfolio.

At March 31, 2012, the ALLL allocations for the commercial real estate and real estate residential portfolios increased, with all other loan portfolio allocations declining from December 31, 2011.  The increase in commercial real estate and real estate residential was primarily due to the increase in the amount of impaired loans and the related valuation allowances assigned to these loans during the first three months of 2012.  The allocation of the ALLL by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category.

The following table presents nonaccrual loans by portfolio segment as of the dates indicated as follows:

	March 31, 2012	December 31, 2011
	($ in thousands)
Commercial business	$ 371	$ 734
Commercial real estate	4,208	4,076
Real estate construction	1,142	2,519
Agricultural	322	134
Real estate residential	3,751	3,726
Installment	10	5
Total nonaccrual loans	$ 9,804	$ 11,194

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

A summary of loans by credit quality indicator based on internally assigned credit grade is as follows:

($ in thousands)
March 31, 2012	Highest Quality	High Quality	Quality	Moderate Risk	Acceptable	Special Mention	Substandard	Doubtful	Loss	Total
Commercial business	$ 91	$ 4,636	$ 5,405	$ 8,812	$ 13,363	$ 9,373	$ 2,859	$ 388	$ 0	$ 44,927
Commercial real estate	0	1,424	15,010	33,637	35,849	15,716	15,925	6,231	0	123,792
Real estate construction	164	2,223	4,325	2,911	9,423	1,417	3,155	1,210	0	24,828
Agricultural	120	440	2,354	7,114	20,817	9,904	2,414	688	0	43,851
Real estate residential	448	5,418	17,865	20,628	20,899	8,467	6,524	3,966	0	84,215
Installment	0	356	1,060	1,879	729	289	65	10	0	4,388
Total	$ 823	$ 14,497	$ 46,019	$ 74,981	$ 101,080	$ 45,166	$ 30,942	$ 12,493	$ 0	$ 326,001

December 31, 2011	Highest Quality	High Quality	Quality	Moderate Risk	Acceptable	Special Mention	Substandard	Doubtful	Loss	Total
Commercial business	$ 188	$ 4,268	$ 5,153	$ 8,688	$ 10,898	$ 8,333	$ 3,068	$ 751	$ 0	$ 41,347
Commercial real estate	0	1,521	15,061	35,596	36,947	14,811	13,828	6,104	0	123,868
Real estate construction	166	2,169	4,680	3,905	11,383	839	2,980	2,586	0	28,708
Agricultural	121	427	2,527	8,052	22,283	8,428	2,812	701	0	45,351
Real estate residential	466	6,273	19,181	20,856	22,300	6,678	5,911	3,949	0	85,614
Installment	6	430	1,258	2,205	759	273	39	5	0	4,975
Total	$ 947	$ 15,088	$ 47,860	$ 79,302	$ 104,570	$ 39,362	$ 28,638	$ 14,096	$ 0	$ 329,863

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

The following table represents loans by past due status as of the dates indicated:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days and Over	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
March 31, 2012			($ in thousands)
Commercial business	$ 32	$ 25	$ 315	$ 372	$ 44,555	$ 44,927	$ 0
Commercial real estate	2,186	688	2,828	$ 5,702	118,090	123,792	0
Real estate construction	156	0	441	$ 597	24,231	24,828	0
Agricultural	16	0	40	$ 56	43,795	43,851	0
Real estate residential	724	1,039	2,834	$ 4,597	79,618	84,215	0
Installment	12	4	14	$ 30	4,358	4,388	13
Total	$ 3,126	$ 1,756	$ 6,472	$ 11,354	$ 314,647	$ 326,001	$ 13

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days and Over	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2011			($ in thousands)
Commercial business	$ 50	$ 14	$ 612	$ 676	$ 40,671	$ 41,347	$ 0
Commercial real estate	787	830	2,885	4,502	119,366	123,868	0
Real estate construction	114	157	2,519	2,790	25,918	28,708	0
Agricultural	88	120	241	449	44,902	45,351	0
Real estate residential	989	176	3,044	4,209	81,405	85,614	0
Installment	29	0	0	29	4,946	4,975	21
Total	$ 2,057	$ 1,297	$ 9,301	$ 12,655	$ 317,208	$ 329,863	$ 21

The following table presents impaired loans as of the dates indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
			($ in thousands)
March 31, 2012
With a related allowance:
Commercial business	$ 1,257	$ 1,479	$ 222	$ 1,157	$ 11
Commercial real estate	11,560	13,820	2,260	11,854	127
Real estate construction	2,245	2,705	460	2,634	42
Agricultural	291	324	33	314	1
Real estate residential	5,203	6,700	1,497	5,195	69
Installment	15	20	5	20	0
Total	$ 20,571	$ 25,048	$ 4,477	$ 21,174	$ 250
December 31, 2011
With no related allowance:
Commercial business	$ 0	$ 0	$ 0	$ 0	$ 0
Commercial real estate	0	0	0	349	0
Real estate construction	0	0	0	96	0
Agricultural	0	0	0	8	0
Real estate residential	0	0	0	165	0
Installment	0	0	0	0	0
With a related allowance:
Commercial business	$ 482	$ 834	$ 352	$ 460	$ 11
Commercial real estate	8,130	9,888	1,758	7,646	392
Real estate construction	2,103	2,563	460	2,080	51
Agricultural	270	305	35	233	4
Real estate residential	3,010	3,690	680	2,586	103
Installment	6	21	15	8	2
Total:
Commercial business	$ 482	$ 834	$ 352	$ 460	$ 11
Commercial real estate	8,130	9,888	1,758	7,995	392
Real estate construction	2,103	2,563	460	2,176	51
Agricultural	270	305	35	241	4
Real estate residential	3,010	3,690	680	2,751	103
Installment	6	21	15	8	2
Total	$ 14,001	$ 17,301	$ 3,300	$ 13,631	$ 563

At March 31, 2012 there were no impaired loans that did not have a related allowance.

Troubled Debt Restructurings

A loan is accounted for as a troubled debt restructuring if the Bank, for economic or legal reasons related to the borrower’s financial condition, grants a significant concession to the borrower that it would not otherwise consider to maximize the collection of amounts due.  A troubled debt restructuring may involve the receipt of assets from the debtor in partial or full satisfaction of the loan, or a modification of terms such as a reduction of the stated interest rate, a reduction of accrued interest, an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk, or some combination of these concessions.

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

The following table provides the number of loans modified and classified as trouble debt restructurings by loan category during the three months ended March 31, 2012 and year ended December 31, 2011.

	Three Months Ended March 31, 2012			Year Ended December 31, 2011
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
			($ in Thousands)
Commercial business	2	$ 121	$ 121	3	$ 722	$ 721
Commercial real estate	7	3,174	3,174	15	6,160	6,160
Real estate construction	5	1,154	1,154	4	2,839	2,809
Agricultural	0	0	0	4	249	249
Real estate residential	3	583	583	13	2,474	2,473
Installment	0	0	0	1	22	22
	17	$ 5,032	$ 5,032	40	$ 12,466	$ 12,434

During the three months ended March 31, 2012, restructured loan modifications made in the commercial lending segment (commercial business, commercial real estate, and real estate construction loans) primarily included maturity date extensions, and payment schedule modifications.  In addition, the Company may work with the borrowers in identifying other changes that will mitigate loss to the Company, which may include additional collateral or guarantees to support the loan.

Restructured loan modifications made in the consumer lending segment (real estate residential and installment loans) during the three months ended March 31, 2012 included maturity date extensions, interest rate concessions, deferrals of payments, and payment schedule modifications.

The following table summarizes troubled debt restructuring during the previous twelve months that subsequently defaulted during the three months ended March 31, 2012.

	Three Months Ended March 31, 2012
	Number of Loans	Recorded Investment
	($ in thousands)
Commercial business	0	$ 0
Commercial real estate	6	972
Real estate construction	0	0
Agricultural	0	0
Real estate residential	0	0
Installment	0	0
	6	$ 972

All loans modified in a troubled debt restructuring are evaluated for impairment.  The nature and extent of impairment of restructured loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the ALLL.

Note 5 – Other Real Estate Owned (“OREO”)

A summary of OREO, net of valuation allowances for the periods indicated is as follows:

	Three months ended March 31, 2012	Year ended December 31, 2011
	($ in thousands)
Balance at beginning of period	$ 4,404	$ 4,230
Transfer of loans at net realizable value to OREO	465	2,631
Sale proceeds	(552)	(1,995)
Loans made in sale of OREO	0	(75)
Net gain (loss) from sale of OREO	(73)	241
Provision for write-downs charged to operations	(80)	(628)
Balance at end of period	$ 4,164	$ 4,404

An analysis of the valuation allowance on OREO, included in the above table, is as follows:

	Three months ended March 31, 2012	Year ended December 31, 2011
	($ in thousands)
Balance at beginning of period	$ 410	$ 2,788
Provision for write-downs charged to operations	80	628
Amounts related to OREO disposed of	(155)	(3,006)
Balance at end of period	$ 335	$ 410

OREO was $4,164 at March 31, 2012, compared to $4,404 at December 31, 2011.  The properties held as OREO at March 31, 2012 consisted of $3,293 of commercial real estate (the largest being $1,744 related to a hotel/water park project), $718 real estate construction loans, and $153 residential real estate.  OREO as of year -end 2011 consisted of $3,170 of commercial real estate (the largest being $1,744 related to a hotel/water park project), $946 real estate construction, and $288 residential real estate.  Management monitors properties held to minimize the Company’s risk of loss. Evaluations of the fair market value of the OREO properties are done quarterly and valuation adjustments, if necessary, are recorded in our consolidated financial statements.

For the three months ended March 31, 2012, the Bank acquired OREO of $465 measured at fair value less selling costs.  In addition, an impairment write down of $80 was made against OREO properties acquired in prior years and charged to 2012 earnings.  In 2011, the Bank acquired OREO of $2,631 measured at fair value less selling costs.  In addition, an impairment write down of $628 was made against these properties, as well as some of the OREO properties acquired in prior years and charged to earnings for the year ended December 31, 2011.

Note 6- Short-term Borrowings

Short-term borrowings consisted of $15,611 and $13,655 of securities sold under repurchase agreements at March 31, 2012 and December 31, 2011, respectively.

The Company pledges securities available-for-sale as collateral for repurchase agreements.  The fair value of securities pledged for short-term borrowings totaled $19,229 at March 31, 2012 and $19,481 at December 31, 2011.

The following information relates to federal funds purchased, securities sold under repurchase agreements, and the Bank’s Federal Home Loan Bank of Chicago (“FHLB”) open line of credit for the following periods.

	Three months ended	Year ended
	March 31, 2012	December 31, 2011
	($ in thousands)
Weighted average rate	0.41%	0.46%
For the period:
Highest month-end balance	$ 16,914	$ 15,817
Daily average balance	$ 15,430	$ 12,285
Weighted average rate	0.23%	1.00%

Note 7- Long-term Borrowings

Long-term borrowings were as follows:

	Three months ended	Year ended
	March 31, 2012	December 31, 2011
($ in thousands)
FHLB advances	$ 28,061	$ 30,061
Other borrowed funds	10,000	10,000
Total long-term borrowings	$ 38,061	$ 40,061

FHLB Advances – Long-term advances from the FHLB have maturities through 2015 and had a weighted-average interest rate of 2.94% and 2.98% at March 31, 2012 and December 31, 2011, respectively.  FHLB advances decreased $2,000 from year-end 2011 to March 31, 2012, due to the maturity of an advance that was not renewed because the Company’s liquidity position was sufficient without such advances.

Other borrowed funds – Other borrowed funds consist of structured repurchase agreements.  The fixed rate structured repurchase agreements mature in 2014 and 2015, are callable in 2013, and had weighted-average interest rates of 4.24% at March 31, 2012 and December 31, 2011.

Note 8 - Fair Value Measurements

Fair value represents the estimated price at which an orderly transaction to sell an asset or to transfer a liability would take place between market participants at the measurement date under current market conditions (i.e., an exit price concept).   As there is no active market for many of the Company’s financial instruments, estimates are made using discounted cash flow or other valuation techniques. Inputs into the valuation methods are subjective in nature, involve uncertainties, and require significant judgment and therefore cannot be determined with precision. Accordingly, the derived fair value estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. Assets and liabilities are categorized into three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Below is a brief description of each fair value level.

Level 1 – Fair value measurement is based on quoted prices for identical assets or liabilities that the Company has the ability to access.

Level 2 – Fair value measurement is based on: (i) quoted prices for similar assets or liabilities in active markets; (ii) quoted prices for similar assets or liabilities in markets that are not active; or (iii) valuation models and methodologies for which all significant assumptions are or can be corroborated by observable market data.

Level 3 – Fair value measurement is based on valuation models and methodologies that incorporate unobservable inputs, which are typically based on an entity’s own assumptions, as there is little related market activity.

In May 2011, the FASB issued guidance on measuring fair value to create common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments changes the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The amendment also clarifies the application of existing fair value measurement and disclosure requirements. As a result, certain prior period reclassifications and disclosures have been made to conform to the new requirements. The Company now classifies impaired loans and OREO as a Level 3 fair value measurement, compared to a Level 2 fair value measurement in prior periods, and the prior periods have been reclassified to reflect this change. These reclassifications had no impact on the Corporation’s consolidated results of operations, financial position, or liquidity.

The following is a description of the valuation methodology used for the Company’s more significant instruments measured on a recurring basis at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

Investment securities available-for-sale – Securities available-for-sale may be classified as Level 1, Level 2, or Level 3 measurements within the fair value hierarchy.  The fair value measurement of a Level 1 security is based on the quoted price in an active market.  Level 1 investment securities primarily include U.S. Treasury securities.  The fair value measurement of a Level 2 security is obtained from an independent pricing service and is based on pricing models, quoted prices of securities with similar characteristics or discounted cash flows, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate. Examples of these investment securities include Federal agency securities, obligations of states and political subdivisions, asset-backed securities, and mortgage related securities.  In certain cases where there is limited activity or less transparency around inputs to the estimated fair value, securities are classified within Level 3 of the fair value hierarchy.  Level 3 securities primarily include trust preferred securities. To validate the fair value estimates, assumptions, and controls, the Company looks to transactions for similar instruments and utilizes relevant market indices. While none of these sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Company’s fair value estimates. The Company has determined that the fair value measures of its investment securities are classified predominantly within Level 2 of the fair value hierarchy.

Loans held for sale – Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value.  The estimated fair value of the residential mortgage loans held for sale was based on current secondary market prices for similar loans, which is considered to be Level 2 in the fair value hierarchy of valuation techniques.

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

The table below presents the Company’s investment securities available-for-sale and loans held for sale measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets Measured at Fair Value on a Recurring Basis
		Fair Value Measurements Using
	March 31, 2012	Level 1	Level 2	Level 3
		($ in thousands)
Investment securities available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 16,275	$ 0	$ 16,275	$ 0
Mortgage-backed securities	67,922	0	67,922	0
Obligations of states and political subdivisions	22,478	0	21,951	527
Corporate debt securities	832	0	7	825
Equity securities	151	0	51	100
Loans held for sale	612	0	612	0

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 18,808	$ 0	$ 18,808	$ 0
Mortgage-backed securities	67,653	0	67,641	12
Obligations of states and political subdivisions	22,932	0	22,405	527
Corporate debt securities	832	0	7	825
Equity securities	151	0	51	100
Loans held for sale	2,163	0	2,163	0

The table below presents a roll forward of the balance sheet amounts for the three months ended March 31, 2012 and for the year ended December 31, 2011, for assets measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
($ in thousands)
Investment Securities Available-for-Sale
Balance at December 31, 2010	$ 2,299
Unrealized holding losses arising during the period:
Included in earnings	(55)
Included in other comprehensive income	7
Principal repayments	(146)
Sales	(641)
Transfers into Level 3	0
Balance at December 31, 2011	1,464

Unrealized holding losses arising during the period:
Included in earnings	0
Included in other comprehensive income	1
Principal repayments	(13)
Sales	0
Transfers in/out Level 3	0
Balance at March 31, 2012	$ 1,452

Level 3 available-for-sale securities include corporate debt and equity securities.  The market for these securities was not active as of March 31, 2012.

The following is a description of the valuation methodologies used for the Company’s more significant instruments measured on a nonrecurring basis at fair value.

Impaired loans – The Company considers a loan impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the note agreement, including principal and interest.   Loans considered to be impaired are measured at fair value on a nonrecurring basis.  For individually evaluated impaired loans, the amount of impairment is based upon the fair value of the underlying collateral.

At March 31, 2012 loans with a carrying amount of $25,048 were considered impaired and were written down to their estimated fair value of $20,571.  As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $4,477.  At year end December 31, 2011 loans with a carrying amount of $17,301 were considered impaired and were written down to their estimated fair value of $14,001.  As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $3,300

OREO – Real estate acquired through or in lieu of loan foreclosure is recorded in our consolidated balance sheets at the lower of cost or fair value.  Fair value is determined based on third party appraisals and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to the appraised values necessary to estimate the fair value of the properties, OREO is considered to be Level 3 in the fair value hierarchy of valuation techniques.  Valuation adjustments to OREO totaled $80 and $6 during the three months ended March 31, 2012 and 2011, respectively and are recorded in Foreclosure/OREO expense.  At March 31, 2012 and December 31, 2011, OREO totaled $4,164 and $4,404, respectively.

The table below presents the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within those measurements fall.

Assets Measured at Fair Value on a Nonrecurring Basis
		Fair Value Measurements Using
	March 31, 2012	Level 1	Level 2	Level 3
			($ in thousands)
Impaired loans(1)	$ 20,571	$ 0	$ 0	$ 20,571
OREO	4,164	0	0	4,164

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
Impaired loans(1)	$ 14,001	$ 0	$ 0	$ 14,001
OREO	4,404	0	0	4,404
(1) Represents individually evaluated loans, net of the related allowance for loan losses.

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2012, the Company utilized the following valuation techniques and significant unobservable inputs.

Investment securities available-for-sale- other securities:  In valuing the investment securities available-for-sale classified within Level 3, the Company reviewed the underlying collateral and other relevant data in developing the assumptions for these investment securities.

Impaired Loans:  Fair value measurement of collateral for collateral-dependent impaired loans primarily relates to discounting criteria applied to independent appraisals received with respect to the collateral.  Discounts applied to the appraisals are dependent on the appraisal.  As of March 31, 2012, discounts applied to appraisals ranged from 15% to 30%.

OREO:  Fair value measurement of OREO primarily relate to discounting criteria applied to independent appraisals received with respect to the property.  Discounts applied to the appraisals are dependent on the appraisal and marketability of the property.  As of March 31, 2012, discounts applied to appraisals ranged from 15% to 30%.

The estimated fair values of the Company’s financial instruments on the balance sheet at March 31, 2012 and December 31, 2011 were as follows:

			March 31, 2012
	Carrying		Fair Value Measurements Using
	Amount	Fair Value	Level 1	Level 2	Level 3
			($ in thousands)
Financial assets:
Cash and short-term investments	$ 35,609	$ 35,609	$ 35,609	$ 0	$ 0
Investment securities available-for-sale	107,658	107,658	0	106,206	1,452
Other investments	2,151	2,151	0	2,151	0
Loans held for sale	612	612	0	612	0
Net loans	315,933	314,111	0	0	314,111
Accrued interest receivable	1,790	1,790	0	0	1,790
Financial liabilities:
Deposits	$ 376,888	$ 377,393	$ 0	$ 0	$ 377,393
Short-term borrowings	15,611	15,611	0	0	15,611
Long-term borrowings	38,061	40,425	0	0	40,425
Subordinated debentures	10,310	4,818	0	0	4,818
Accrued interest payable	833	833	0	0	833

			December 31, 2011
	Carrying		Fair Value Measurements Using
	Amount	Fair Value	Level 1	Level 2	Level 3
			($ in thousands)
Financial assets:
Cash and short-term investments	$ 31,360	$ 31,360	$ 31,360	$ 0	$ 0
Investment securities available-for-sale	110,376	110,376	0	108,912	1,464
Other investments	2,616	2,616	0	2,616	0
Loans held for sale	2,163	2,163	0	2,163	0
Net loans	320,047	317,805	0	0	317,805
Accrued interest receivable	1,640	1,640	0	0	1,640
Financial liabilities:
Deposits	$ 381,620	$ 383,520	$ 0	$ 0	$ 383,520
Short-term borrowings	13,655	13,655	0	0	13,655
Long-term borrowings	40,061	42,525	0	0	42,525
Subordinated debentures	10,310	4,818	0	0	4,818
Accrued interest payable	878	878	0	0	878

The following is a description of the valuation methodologies used to estimate the fair value of financial instruments.

Cash and short-term investments – The carrying amounts reported in the consolidated balance sheets for cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold approximate the fair value of these assets.

Investment securities available-for-sale – The fair value of investment securities available-for-sale is based on quoted prices in active markets, or, if quoted prices are not available for a specific security, the fair values are estimated by using pricing models, quoted price with similar characteristics, or discounted cash flows.

Other investments – Other investments consists of FHLB and Bankers’ Bank of Wisconsin stocks.  The carrying amount is a reasonable fair value estimate of other investments giver their “restricted” nature.

Loans held for sale – The estimated fair value of the residential mortgage loans held for sale was based on current secondary market prices for similar loans.

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

The following management’s discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition as of March 31, 2012 and December 31, 2011 and results of operations for the three-month periods ended March 31, 2012 and 2011.  It is intended to supplement the unaudited financial statements, condensed footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  This discussion should be read in conjunction  with the interim consolidated financial statement and  the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in our 2011 Form 10-K.  Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

Forward-Looking Statements

Statements made in this document and in documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Stockholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Company and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond the Company’s control, include, but are not necessarily limited to the following:

•

operating, legal and regulatory risks, including the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations promulgated thereunder;

•

economic, political and competitive forces affecting our banking and wealth management businesses;

•

changes in monetary policy and general economic conditions, which may impact our net interest income;

•

the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful; and

•

other factors discussed under Item 1A, “Risk Factors” in our 2011 Form 10-K and elsewhere therein and herein, and from time to time in our other filings with the Securities and Exchange Commission after the date of this report.

These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements. We specifically disclaim any obligation to update factors or to publicly announce the results of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industry in which we operate.  This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements.  Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  We believe the following policies are critical to the portrayal of our financial condition and require subjective or complex judgments and, therefore, are critical accounting policies.  For a complete discussion of all significant policies, refer to Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included  in our 2011 Form 10-K.

Available-for-Sale Investment Securities:  Securities are classified as available for sale and are carried at fair value, with unrealized gains and losses reported in other comprehensive income (loss).  Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities.  We evaluate all investment securities on a quarterly basis, and more frequently when economic conditions warrant, to determine if OTTI exists.  A debt security is considered impaired if the fair value is less than its amortized cost at the report date.  If impaired, we then assess whether the impairment is OTTI.  Current authoritative guidance provides that some portion of unrealized losses may be OTTI and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component is recorded in earnings as a component of OTTI in the consolidated statements of operations, while the loss component related to other market factors is recognized in other comprehensive income (loss), provided the Bank does not intend to sell the underlying debt security and it is “more likely than not” that the Bank will not have to sell the debt security prior to recovery of the unrealized loss.  In estimating OTTI, we consider many factors which include: (i) the length of time and the extent to which fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

To determine OTTI, we utilize a discounted cash flow model to estimate the fair value of the security.  The use of a discounted cash flow model involves judgment, particularly of interest rates, estimated default rates and prepayment speeds.  Interest income on securities for which OTTI has been recognized in earnings is recognized at a rate commensurate with the expected future cash flows and amortized cost basis of the securities after the impairment.

To determine if impairment of a debt security is OTTI the Bank first determines if (i) it intends to sell the security or (ii) it is more likely than not that it will be required to sell the security before its anticipated recovery.  If either of the conditions is met, the Bank will recognize OTTI in earnings equal to the difference between the security’s fair value and its adjusted cost basis.  If neither of the conditions is met, the Bank determines (i) the amount of the impairment related to credit loss and (ii) the amount of the impairment due to all other factors.  The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss, which represents, the amount of the OTTI that is recognized in earnings and is a reduction to the cost basis of the security.  The amount of the total impairment related to all other factors (excluding credit loss) is included in other comprehensive income (loss).

For non-agency residential mortgage-backed securities that are considered OTTI and for which we have the ability and intent to hold these securities until the recovery of our amortized cost basis, we recognize OTTI in accordance with accounting principles generally accepted in the United States.  Under these principles, we separate the amount of the OTTI into the amount that is credit related and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of expected future cash flows.  The amount due to other factors is recognized in other comprehensive income (loss).

Gains and losses on the sale of securities are recorded on the trade date and determined using the specific-identification method.

ALLL:   We maintain an ALLL to absorb probable incurred loss in our loan portfolio.  The ALLL is based on ongoing, quarterly assessments of the estimated probable incurred losses in the loan portfolio.  In evaluating the level of the ALLL, we consider numerous factors which are expanded upon below.  We follow all applicable regulator guidance, including the “Interagency Policy Statement on the Allowance for Loan Losses,” issued by the Federal Financial Institutions Examination Council (“FFIEC”).  However, based on periodic examinations by regulators, the amount of the ALLL recorded during a particular period may be adjusted.

Management’s evaluation process used to determine the adequacy of the ALLL is subject to the use of estimates, assumptions, and judgments. The evaluation process combines several factors including: (i) evaluation of facts and issues related to specific loans; (ii) management’s ongoing review and grading of the loan portfolio; (iii) consideration of historical loan loss and delinquency experience on each portfolio category; (iv) trends in past due and nonperforming loans; (v) the risk characteristics of the various loan segments; (vi) changes in the size and character of the loan portfolio; (vii) concentrations of loans to specific borrowers or industries; (viii) existing and forecasted economic conditions; (ix) the fair value of underlying collateral; and (x) other qualitative and quantitative factors which could affect potential credit losses.  Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the ALLL, could change significantly.  As an integral part of their examination process, various regulatory agencies also review the ALLL. Such agencies may require that certain loan balances be classified differently or charged-off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Company believes the ALLL as recorded in the consolidated financial statements is adequate.

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

Income taxes:  The assessment of income tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. Quarterly assessments will continue to be performed to determine if additional valuation allowances may be necessary against our deferred tax asset.  At March 31, 2012 the Company believes that tax assets and liabilities are adequate and properly recorded in the consolidated financial statements.

All remaining information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is shown in thousands of dollars, except per share data.

RESULTS OF OPERATIONS

Overview

The Company reported a net loss available to common shareholders of $141, or $0.09 per common share, for the three months ended March 31, 2012, compared to a net loss to common shareholders of $20, or $0.01 per common share, in the comparable 2011 period.  Excluding a one-time $500 legal settlement received in the first three months of 2011, the net loss available to common shareholders would have been $320, or $0.19 per common share, after taxes, for that period.

Key factors behind these results are discussed below:

•

Net interest income of $3,750 for the three months ended March 31, 2012, decreased by 3% from the same period in 2011.  On a fully tax-equivalent basis, the net interest margin at March 31, 2012 increased to 3.38% from 3.36% for the same period in 2011.  The increase in net interest margin was primarily due to the decline in the cost of interest-bearing liabilities exceeding the decline in the yield on our earning assets.  The average yield on earning assets was 4.59% at March 31, 2012 compared to 4.86% at March 31, 2011.  The cost of interest-bearing liabilities was 1.47% at March 31, 2012 compared to 1.79% at March 31, 2011.

•

Loans of $326,001 at March 31, 2012, decreased $3,862 from December 31, 2011.   Much of this decrease was the result of a continued lack of demand for loans in our market areas and the regular pay downs of existing loans, as well as the Company’s current strategic focus on improving credit quality rather than loan growth at this time.

•

Total deposits were $376,888 at March 31, 2012, down $4,732 from the year ended December 31, 2011, primarily due to seasonal fluctuations in noninterest-bearing demand deposits and the Company’s strategy to continue to reduce noncore funding sources.

•

Net charge-offs were $498 in the first three months of 2012, and $814 for the comparable period in 2011. The provision for loan losses was $750 for the first three months of 2012, compared with $1,050 for the first three months of 2011.  The Bank’s ratio of the ALLL to total loans at March 31, 2012 was 3.09% compared to 2.98% at December 31, 2011 and 2.90% at March 31, 2011.  Each of these metrics improved in the first quarter of 2012 as we began to see improvements in our overall asset quality.

•

Noninterest income for the three months ended March 31, 2012 was $985.  Excluding a legal settlement of $500 and a $55 loss on sale of investments in the first three months of 2011, noninterest income was $977 for the three months ended March 31, 2011.  The increase in the “core” noninterest income was due to increased mortgage banking income from the sales of residential real estate loans into the secondary market and an increase in other income from the recovery of loan fees from charged-off loans.  These increases were offset in part by a decline in service fees of $64 primarily due to a general decrease in the amount of NSF/overdraft fees resulting from regulatory changes under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

•

For the three months ended March 31, 2012, noninterest expense, excluding foreclosure/OREO expense, decreased $350, or 9%, to $3,727, compared to the same period in 2011, primarily due to decreased salaries and employee benefits, occupancy expenses, data processing costs, FDIC expense and marketing expenses, partially offset by a $22 increase in legal and professional fees.  The Company will continue to focus on expense control for the remainder of 2012.  Foreclosure/OREO expense was $237 for the first three months of 2012 compared to $42 for the same period in 2011, primarily due to valuation adjustments on OREO properties and net losses on the sales of various foreclosed OREO properties.

•

As of March 31, 2012, the Bank’s Tier One Capital Leverage ratio was 8.8% and Total Risk-Based Capital ratio was 14.5%, compared to 8.7% and 14.2%, respectively, at December 31, 2011.  The Company’s Tier One Capital Leverage ratio was 9.8% and Total Risk-Based Capital ratio was 15.9%, compared to 9.6% and 15.6%, respectively, at December 31, 2011.  All ratios are above the regulatory guidelines stipulated in the Bank’s and Company’s agreements with their primary regulators.

Net Interest Income

Our earnings are substantially dependent on net interest income, which is the difference between interest earned on investments and loans and the interest paid on deposits and other interest-bearing liabilities. Net interest income is directly impacted by the sensitivity of the balance sheet to changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, and repricing frequencies.

Table 1:  Year-To-Date Net Interest Income Analysis – Taxable-Equivalent Basis

	Three months ended March 31, 2012			Three months ended March 31, 2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			($ in thousands)
ASSETS
Earning Assets
Loans (1) (2) (3)	$ 329,446	$ 4,469	5.46%	$ 339,737	$ 4,843	5.78%
Investment securities:
Taxable	95,018	549	2.32%	89,550	638	2.89%
Tax-exempt (2)	12,305	142	4.64%	12,105	149	4.99%
Interest-bearing deposits in other financial institutions	9,332	4	0.17%	8	0	0.00%
Federal funds sold	4,344	1	0.09%	11,567	4	0.14%
Securities purchased under agreements to sell	0	0	0.00%	19,896	67	1.37%
Other interest-earning assets	3,247	10	1.24%	3,615	9	1.01%
Total earning assets	$ 453,692	$ 5,175	4.59%	$ 476,478	$ 5,710	4.86%
Cash and due from banks	$ 11,978			$ 7,646
Other assets	24,035			26,698
Allowance for loan losses	(10,026)			(9,463)
Total assets	$ 479,679			$ 501,359
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand	$ 39,071	$ 42	0.43%	$ 40,482	$ 51	0.51%
Savings deposits	122,440	221	0.73%	113,632	219	0.78%
Time deposits	147,763	632	1.72%	182,331	1,016	2.26%
Short-term borrowings	15,430	35	0.91%	10,209	25	0.99%
Long-term borrowings	38,412	382	4.00%	42,561	405	3.86%
Subordinated debentures	10,310	51	1.99%	10,310	45	1.77%
Total interest-bearing liabilities	$ 373,426	$ 1,363	1.47%	$ 399,525	$ 1,761	1.79%
Noninterest-bearing demand deposits	63,848			55,531
Other liabilities	2,960			3,284
Stockholders' equity	39,445			43,019
Total liabilities and stockholders' equity	$ 479,679			$ 501,359

Net interest income and rate spread		$ 3,812	3.12%		$ 3,949	3.07%
Net interest margin			3.38%			3.36%
(1) Non-accrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.
(3) Interest income includes loan fees of $72 in 2012 and $78 in 2011.

Taxable-equivalent net interest income for the three months ended March 31, 2012, was $3,812, down from $3,949 in the related 2011 period. The decrease in taxable-equivalent net interest income was primarily attributable to unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable-equivalent net interest income by $164) offset by a favorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities increased taxable-equivalent net interest income by $27).

The taxable-equivalent net interest margin for the first three months of 2012 was 3.38%, an increase from 3.36% in the related 2011 period.  Yields on earning assets have compressed year over year as elevated levels of liquidity have been reinvested in lower-yielding investment securities and interest-bearing deposits at other financial institutions as quality loan demand has been weak and levels of nonaccrual loans remain above historical averages.

The decline in yields was more than offset by the decline in the cost of interest-bearing deposits due to the reduction in interest rates.

For 2012, the yield on earning assets of 4.59% was 27 basis points (“bps”) lower than the comparable period last year.  Loan yields decreased 32 bps, to 5.46%, impacted by levels of nonaccrual loans, lower loan yields given the repricing of adjustable rate loans, soft loan demand, and competitive pricing pressures to retain and/or obtain creditworthy borrowers.  The yield on other earning assets decreased 28 bps to 2.29%, impacted by the Company’s excess liquidity position invested in lower-yielding assets resulting from soft loan demand.

The cost of interest-bearing liabilities of 1.47% for the first three months of 2012 was 32 bps lower than the related 2011 period.  The average cost of interest-bearing deposits was 1.16%, down 39 basis points, while the cost of wholesale funding (comprised of short-term borrowings and long-term borrowings) decreased 19 bps to 3.11% for the three months ended March 31, 2012.  The Company’s outstanding $10,310 of subordinated debentures has a floating rate equal to the three-month LIBOR plus 1.43%, adjusted quarterly.  The interest rate at March 31, 2012 was 1.90%.

Average earning assets of $453,692 for the first three months of 2012 was $22,786 lower than the comparable period last year.   Average investment securities increased $5,668 to $107,323, reflecting the Company’s excess liquidity position invested in lower-yielding assets rather than loans.  Average loans decreased $10,291 to $329,446 as a result of soft loan demand, pay-offs, charge-offs and the Bank’s focus on asset quality rather than loan growth at this time.   Overnight liquidity (comprised of interest-bearing deposits in other financial institutions, federal funds sold, and securities purchased under agreements to sell) decreased $17,795 to $13,676, due to the decrease in total average interest-bearing liabilities without a corresponding liquidation of investment securities.  Taxable-equivalent interest income in 2012 decreased $535 to $5,175 of which $179 was due to unfavorable volume changes and $356 was due to unfavorable rate changes.

Average interest-bearing liabilities of $373,426 for the first three months of 2012 were down $26,099 compared to the related 2011 period. Average interest-bearing deposits decreased $27,171 while noninterest-bearing deposits increased $8,317.  For the first three months of 2012, interest expense decreased $398 of which $192 was due to favorable rate changes and $206 was due to favorable volume changes.

Table 2:  Volume/Rate Variance – Taxable-Equivalent Basis

Comparison of three months ended March 31, 2012 versus 2011
	Volume	Due to Rate (1)	Net
	($ in thousands)
Loans (2)	($148)	($226)	($374)
Taxable investments	39	(128)	(89)
Tax-exempt investments (2)	2	(9)	(7)
Interest-bearing deposits in other financial institutions	0	4	4
Federal funds sold	(3)	0	(3)
Securities purchased under agreements to sell	(68)	1	(67)
Other interest-earning assets	(1)	2	1
Total earning assets	(179)	(356)	(535)
Interest-bearing demand	(2)	(7)	(9)
Savings deposits	17	(15)	2
Time deposits	(194)	(190)	(384)
Short-term borrowings	13	(3)	10
Long-term borrowings	(40)	17	(23)
Subordinated debenture	0	6	6
Total interest-bearing liabilities	(206)	(192)	(398)
Net interest income	$ 27	($164)	($137)
(1) The change in interest due to both rate and volume has been allocated to rate.
(2) The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.

Provision for Loan Losses

The provision for loan losses for the first three months of 2012 was $750, compared to $1,050 for the same period in 2011.  The decrease in provision was due primarily to improving economic factors, decreased delinquencies and decreased levels of nonaccrual loans.  Net charge-offs were $498 for the first three months of 2012, compared to $814 for the same period of 2011.  At March 31, 2012, the ALLL was $10,068, an increase of $252 from December 31, 2011.  The ratio of the ALLL to total loans was 3.09% and 2.98% at March 31, 2012 and December 31, 2011, respectively. Nonperforming loans at March 31, 2012, were $9,817, compared to $11,215 at December 31, 2011, representing 3.01% and 3.40% of total loans, respectively.

The provision for loan losses is predominantly a function of the Company’s methodology and judgment as to qualitative and quantitative factors used to determine the adequacy of the ALLL.  The adequacy of the ALLL is affected by changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses.  We believe the provision and level of our ALLL conforms to our policies and was adequate to cover anticipated and unexpected loan losses inherent in our loan portfolio as of March 31, 2012.  However, we may need to increase our provisions for loan losses in the future should the quality of the loan portfolio decline or other factors used to determine the ALLL worsen.  Please refer to the discussion under “Allowance for Loan Losses” also included under Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information.

Noninterest Income

Table 3:  Noninterest Income

	Three months ended
	March 31,	March 31,
	2012	2011	$ Change	% Change
		($ in thousands)
Service fees	$ 189	$ 253	($64)	(25%)
Trust service fees	271	266	5	2%
Investment product commissions	38	44	(6)	(14%)
Mortgage banking	176	149	27	18%
Loss on sale of investments	0	(55)	55	(100%)
Other	311	765	(454)	(59%)
Total noninterest income	$ 985	$ 1,422	($437)	(31%)

Noninterest income for the first three months of 2012 was $985, down $437, or 31%, from the same period in 2011.

Excluding a legal settlement of $500, which is included in “Other” for the three months ended March 31, 2011 and a $55 loss on the sale of investments during that period, noninterest income totaled $977 for the three months ended March 31, 2011 and therefore increased by $8 year-over-year.

Service fees on deposit accounts for the first three months of 2012 were $189, down $64, or 25%, from the comparable period last year.  The decline in service fees was primarily due to a general decrease in the amount of NSF/overdraft fees resulting from regulatory changes under the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Core fee based revenues are expected to remain depressed going forward due to these regulatory changes as well.

The Wealth Management Services Group generates trust service fees and investment product commissions. Wealth Management income was $309 for the first three months of 2012, relatively unchanged from the same period in 2011, primarily due to the level of assets under management, on which trust service fees are based, remaining relatively flat and investment product sales decreasing slightly.

Mortgage banking income represents income received from the sale of residential real estate loans into the secondary market.  Mortgage banking income for the first three months of 2012 was $176, compared to $149 for same period in 2011.  This increase between the three months ended March 31, 2012 and 2011was primarily attributable to higher volume of loans sold to the secondary market.  Secondary mortgage production was $12,361for the three months ended March 31, 2012, compared to $11,826 for the same period in 2011.

The Company recognized a $55 loss on the sale of investments in the first quarter 2011.  The security sales were executed in an effort to increase the credit quality of the Company’s investment portfolio.  No such gains were recognized in 2012.

In the first quarter of 2011 the Company received a $500 legal settlement, the details of which are subject to a confidentiality agreement.  Excluding this legal settlement, other operating income increased $46, or 17%, to $311 for the first three months of 2012 compared to $265 in the same period in 2011, primarily due to $43 of loan fees recovered from charged-off loans.

Noninterest Expense

Table 4:  Noninterest Expense

	Three months ended
	March 31,	March 31,
	2012	2011	$ Change	% Change
	($ in thousands)
Salaries and employee benefits	$ 1,998	$ 2,131	(133)	(6%)
Occupancy	434	484	(50)	(10%)
Data processing	154	173	(19)	(11%)
Foreclosure/OREO expense	237	42	195	464%
Legal and professional fees	189	167	22	13%
FDIC expense	257	314	(57)	(18%)
Other	695	808	(113)	(14%)
Total noninterest expense	$ 3,964	$ 4,119	(155)	(4%)

Total noninterest expense was $3,964 for the first three months of 2012, a decrease of $155, or 4%, compared to the first three months of 2011, primarily due to decreased salaries and employee benefits, occupancy expenses, data processing costs, FDIC expense and marketing expenses, offset by a $195 increase in foreclosure/OREO expense and $22 increase in legal and professional fees.

Salaries and employee benefits of $1,998 for the first three months of 2012 decreased $133, or 6%, from the same period in 2011, primarily due to the decrease in the number of executive management positions at the Company.  Occupancy expense decreased $50, or 10%, in the first three months of 2012, due to the decreased costs of building maintenance, utility costs, and automobile expense in part due to the February 1, 2011 closing of the Bank’s branch located in Lake Tomahawk, Wisconsin.  Data processing costs decreased $19, or 11%, due to decreased maintenance costs.

Foreclosure/OREO expense consist of OREO carrying costs (maintenance, utilities, real estate taxes), valuation adjustments against the OREO carrying value, and gains or losses from the sale of OREO.  Foreclosure/OREO expense increased $195 between the comparable three-month periods.  Foreclosure/OREO expense for the first three months of 2012 included $80 of valuation adjustments against the carrying costs of various foreclosed properties based on appraisals obtained during the quarter, compared to $6 in such valuation adjustments in the same period in 2011.  Net losses on the sale of foreclosed properties were $73 for the three months ended March 31, 2012 compared to net gains on the sale of foreclosed properties of $51 for the three months ended March 31, 2011.

Legal and professional fees of $189 increased $22, or 13%, primarily due to higher legal costs associated with regulatory compliance in 2012.  The decrease in FDIC expense of $57 was primarily due to the decrease in the Bank’s average assets which is the basis of the FDIC assessment calculation. Other operating expenses decreased $113 compared to the first three months of 2011, primarily due to a $61 decrease in marketing costs, which had been elevated in the 2011 period due to the introduction of a new deposit program at that time.

Income Taxes

The basic principles for accounting for income taxes require that deferred income taxes be analyzed to determine if a valuation allowance is required.  A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized.  Primarily due to net operating loss carryovers in 2011and 2012, the Bank’s net deferred tax asset (prior to any valuation allowance) increased to $4,311 as of March 31, 2012.  In determining whether any impairment of this asset should be recognized, the Company considers all available evidence, both positive and negative.  Based on consideration of the available evidence including historical losses, which must be treated as substantial negative evidence, and the potential of future taxable income, a $3,081 valuation allowance was determined to be necessary at December 31, 2011 to adjust deferred tax assets to the amount of net operating losses that are expected to be realized.  At March 31, 2012 it was determined that no additional valuation allowance was necessary at this time.  If realized, the tax benefit for this item will reduce current tax expense for that period.

FINANCIAL CONDITION

Investment Securities Portfolio

The investment securities portfolio is intended to provide the Bank with adequate liquidity, flexible asset/liability management and a source of stable income.  The portfolio is structured with minimum credit exposure to the Bank. All securities are classified as available-for-sale and are carried at fair market value.  Unrealized gains and losses are excluded from earnings, but are reported as other comprehensive income in a separate component of stockholders’ equity, net of income tax.   Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method.  Realized gains or losses on sales are based on the net proceeds and the adjusted carrying value amount of the securities sold using the specific identification method.

At March 31, 2012, the total carrying value of investment securities was $107,658, a decrease of $2,718, or 2%, compared to December 31, 2011, and represented 22% and 23% of total assets at March 31, 2012 and December 31, 2011, respectively.  Primarily due to continued soft loan demand, the Company’s excess liquidity was invested in securities.  As loan demand is anticipated to increase in the future, we anticipate that future investment securities pay downs will be used to fund loans.

Beginning in 2010, the Company determined that OTTI existed in one non-agency mortgage-backed security and two corporate securities held.  The unrealized losses on these securities appeared to be related, in part, to expected credit losses that would not be recovered by the Company.  During 2010, the Company recognized OTTI write-downs of $412 on the two corporate securities.  In the first three months of 2011, the company sold these three OTTI securities, which resulted in net investment security losses of $55, and improved the credit quality within the investment portfolio.  As of March 31, 2012 the Company has determined that there are no securities that would be classified as OTTI in the investment portfolio.

Table 5:  Investments

		As of		As of
Investment Category	Rating	March 31, 2012		December 31, 2011
		Amount	%	Amount	%
	($ in thousands)
U.S. Treasury & Government Agencies Debt
	AAA	$ 16,275	100%	$ 18,808	100%
	Total	$ 16,275	100%	$ 18,808	100%
U.S. Treasury & Government Agencies Debt as % of Total Investment Portfolio			15%		17%
Mortgage-Backed Securities
	AAA	$ 67,869	100%	$ 67,588	100%
	AA3	41	0%	53	0%
	A+	12	0%	12	0%
	Total	$ 67,922	100%	$ 67,653	100%
Mortgage-Backed Securities as % of Total Investment Portfolio			63%		61%
Obligations of State and Political Subdivisions
	AAA	$ 494	2%	$ 0	0%
	Aa1	4,145	18%	3,457	15%
	Aa2	5,326	24%	5,704	25%
	AA3	3,316	15%	3,363	15%
	A1	742	3%	990	4%
	A2	135	1%	0	0%
	Baa2	335	1%	337	1%
	NR	7,985	36%	9,081	40%
	Total	$ 22,478	100%	$ 22,932	100%
Obligations of State and Political Subdivisions as % of Total Investment Portfolio			21%		21%
Corporate Debt and Equity Securities
	NR	$ 983	100%	$ 983	100%
	Total	$ 983	100%	$ 983	100%
Corporate Debt and Equity Securities as % of Total Investment Portfolio			1%		1%
Total Market Value of Securities Available-For-Sale		$ 107,658	100%	$ 110,376	100%

Obligations of States and Political Subdivisions (“municipal securities”):  At March 31, 2012 and December 31, 2011, municipal securities were $22,478 and $22,932, respectively, and represented 21% of total investment securities based on fair value.  The majority of municipal securities held are general obligations or essential service bonds.  Municipal bond insurance company downgrades have resulted in credit downgrades in certain municipal securities; however, it has been determined that due to the large number of small investments in these obligations the Bank’s loss exposure on any particular obligation is minimal.  The municipal portfolio is evaluated periodically for credit risk by a third party.  As of March 31, 2012, the total fair value of municipal securities reflected a net unrealized gain of $1,090.

Mortgage-Backed Securities:  At March 31, 2012 and December 31, 2011, mortgage-related securities (which include predominantly mortgage-backed securities and collateralized mortgage obligations) were $67,922 and $67,653, respectively, and represented 63% and 61%, respectively, of total investment securities based on fair value.  The fair value of mortgage-related securities is subject to inherent risks based upon the future performance of the underlying collateral (mortgage loans) for these securities. Future performance may be impacted by prepayment risk and interest rate changes.

Corporate Debt and Equity Securities:  At March 31, 2012 and December 31, 2011, corporate debt securities were $983 and represented 1% of total investment securities based on fair value.  Corporate debt and equity securities include trust preferred debt securities, corporate bonds, and common equity securities.  Corporate debt and equity securities at March 31, 2012 and December 31, 2011, consisted of two trust preferred securities of $800, and other securities of $183.  As of March 31, 2012, the interest payments on the two trust preferred securities were current.

FHLB Stock:  The Company had $1,841 and $2,306 of FHLB stock at March 31, 2012 and December 31, 2011, respectively.  On April 18, 2012 the FHLB announced that the consensual cease and desist order with its regulator was terminated immediately.  The FHLB can now declare quarterly dividends without the consent of its regulator, provided that: (i) the dividend payment must be at or below the average three-month LIBOR for that quarter; and (ii) paying the dividend will not result in the FHLB’s retained earnings to fall below their level at the previous year-end. The FHLB also has the option to seek regulatory approval to pay a higher dividend, if warranted.  The Bank redeemed $465 of its excess FHLB capital stock in February 2012 and has been informed that the FHLB will continue to repurchase excess stock on a quarterly basis.

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

Total loans were $326,001 at March 31, 2012, a decrease of $3,862, or 1%, from December 31, 2011.  This decrease was primarily the result of a continued lack of demand in our market areas and the regular pay downs of existing loans, as well as the Bank’s current strategic focus on improving credit quality rather than loan growth at this time.

Table 6:  Loan Composition

					As of,
	March 31, 2012		December 31, 2011		September 30, 2011	June 30, 2011			March 31, 2011
		% of		% of	% of			% of	% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	($ in thousands)
Commercial business	$ 44,927	14%	$ 41,347	12%	$ 41,756	12%	$ 43,987	13%	$ 41,263	12%
Commercial real estate	123,792	38%	123,868	37%	128,929	37%	132,780	38%	130,733	39%
Real estate construction	24,828	8%	28,708	9%	28,842	9%	28,824	8%	29,181	9%
Agricultural	43,851	13%	45,351	14%	47,010	14%	46,990	14%	38,610	12%
Real estate residential	84,215	26%	85,614	26%	86,479	26%	85,965	25%	89,399	26%
Installment	4,388	1%	4,975	2%	5,134	2%	5,296	2%	5,650	2%
Total loans	$ 326,001	100%	$ 329,863	100%	$ 338,150	100%	$ 343,842	100%	$ 334,836	100%
Owner occupied	$ 69,970	57%	$ 70,412	57%	$ 71,407	55%	$ 75,904	57%	$ 77,885	60%
Non-owner occupied	53,822	43%	53,456	43%	57,522	45%	56,876	43%	52,848	40%
Commercial real estate	$ 123,792	100%	$ 123,868	100%	$ 128,929	100%	$ 132,780	100%	$ 130,733	100%
1-4 family construction	$ 1,495	6%	$ 1,837	6%	$ 1,396	5%	$ 863	3%	$ 559	2%
All other construction	23,333	94%	26,871	94%	27,446	95%	27,961	97%	28,622	98%
Real estate construction	$ 24,828	100%	$ 28,708	100%	$ 28,842	100%	$ 28,824	100%	$ 29,181	100%

Commercial business loans, commercial real estate, real estate construction loans and agricultural loans comprise 73% of our loan portfolio at March 31, 2012.  Such loans are considered to have more inherent risk of default than residential mortgage or installment loans.  The commercial balance per borrower is typically larger than that for residential loans, implying higher potential losses on an individual customer basis.  Commercial loan growth throughout 2011 and 2012 has been negatively impacted by soft loan demand across all markets, the Company’s aggressive approach to recognizing risks associated with specific borrowers and the recognition of charge-offs on nonperforming loans in a timely manner.

Commercial business loans were $44,927 at March 31, 2012, up $3,580, or 9%, since year-end 2011, and comprised 14% of total loans, primarily due to a new loan relationship for multi-family apartment units.  The commercial business loan classification primarily consists of commercial loans to small businesses, multi-family residential income-producing businesses, and loans to municipalities. Loans of this type include a diverse range of industries. The credit risk related to commercial business loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any.

The commercial real estate classification primarily includes commercial-based mortgage loans that are secured by nonfarm/nonresidential real estate properties. Commercial real estate loans totaled $123,792 at March 31, 2012, relatively unchanged from $123,868 at December 31, 2011, and comprised 38% and 37% of total loans outstanding at March 31, 2012 and December 31, 2011, respectively.  Future lending in this segment will focus on loans that are secured by commercial income producing properties as opposed to speculative real estate development.  Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and overall relationship on an ongoing basis.

Real estate construction loans declined $3,880, or 14%, to $24,828, representing 8% of the total loan portfolio at March 31, 2012 primarily due to one borrower refinancing its non-performing loan that had been with the Bank at another financial institution and pay downs received from other borrowers.  Loans in this classification provide financing for the acquisition or development of commercial income properties, multi-family residential development, and single-family consumer construction. The Company controls the credit risk on these types of loans by making loans in familiar markets, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances.

Agricultural loans totaled $43,851 at March 31, 2012, a decrease of $1,500, or 3%, compared to December 31, 2011, and represented 13% of the loan portfolio.  Loans in this classification include loans secured by farmland and financing for agricultural production.  Credit risk is managed by employing sound underwriting guidelines, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis.

Real estate residential loans totaled $84,215 at March 31, 2012, down $1,399, or 2%, from year-end 2011 and comprised 26% of total loans outstanding.  Residential mortgage loans include conventional first lien home mortgages and home equity loans.  Home equity loans consist of home equity lines, and term loans, some of which are first lien positions.  If the declines in market values that have occurred in the residential real estate markets worsen, particularly in our market area, the value of collateral securing our real estate loans could decline further, which could cause an increase in our provision for loan losses.  In light of the uncertainty that exists in the economy and credit markets, there can be no guarantee that we will not experience additional deterioration resulting from a downturn in credit performance by our residential real estate loan customers.   As part of its management of originating residential mortgage loans, nearly all of the Company’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights. At March 31, 2012, $612 of residential mortgages were being held for resale in the secondary market, compared to $2,163 at December 31, 2011.

Installment loans totaled $4,388 at March 31, 2012, down $587, or 12%, compared to December 31, 2011, and represented 1% of the loan portfolio.  The decline in aggregate installment loan balances is largely a result of the fact that the Company experiences extensive competition from local credit unions offering low rates on installment loans and therefore has directed resources toward more profitable lending segments.  Loans in this classification include short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early problem loan identification and remedial action to minimize losses, an adequate ALLL, and sound nonaccrual and charge-off policies. An active credit risk management process is used for commercial loans to further ensure that sound and consistent credit decisions are made. The credit management process is regularly reviewed and the process has been modified over the past several years to further strengthen the controls and enhance the direct participation by the Bank’s Board Loan Committee in the credit process.

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2012, no significant industry concentrations existed in the Company’s portfolio in excess of 30% of total loans.  The Bank has also developed guidelines to manage its exposure to various types of concentration risks.

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

The ALLL is established through a provision for loan losses charged to expense to appropriately provide for potential credit losses in the exiting loan portfolio.  Loans are charged-off against the ALLL when management believes that the collection of principal is unlikely.  The level of the ALLL represents management’s estimate of an amount of reserves that provides for estimated probable credit losses in the loan portfolio at the balance sheet date. To assess the ALLL, qualitative adjustment factors are applied by the Company which focus on evaluation of qualitative and environmental factors, including but not limited to: (i) evaluation of facts and issues related to specific loans; (ii) management’s ongoing review and grading of the loan portfolio; (iii) consideration of historical loan loss and delinquency experience on each portfolio segment; (iv) trends in past due and nonperforming loans; (v) the risk characteristics of the various loan segments; (vi) changes in the size and character of the loan portfolio; (vii) concentrations of loans to specific borrowers or industries; (viii) existing and forecasted economic conditions; (ix) the fair value of underlying collateral; and (x) other qualitative and quantitative factors which could affect potential credit losses.  Our methodology reflects all current and applicable guidance by regulatory agencies to all financial institutions.

At March 31, 2012, the ALLL was $10,068, compared to $9,816 at December 31, 2011.  The ALLL as a percentage of total loans was 3.09% and 2.98% at March 31, 2012 and December 31, 2011, respectively.  The provision for loan losses for the first three months of 2012 was $750, compared to $1,050 for the first three months of 2011.  Net charge-offs were $498 for the three months ended March 31, 2012, compared to $814 for the comparable period ended March 31, 2011.  The level of the provision for loan losses is correlated to the amount of net charge-offs, as it is the Company’s policy that the loan loss provisions, over time, exceed net charge-offs and provide coverage for potential credit losses in the existing loan portfolio.  Loans charged-off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

Management allocates the ALLL by pools of risk within each loan portfolio segment.  The allocation methodology consists of the following components.  First a specific reserve, for the estimated collateral shortfall, is established for all impaired loans.  Impaired loans include all troubled debt-restructurings, loans risk-rated as “substandard” and “doubtful” with balances greater than $100 and loans risk-rated “special mention” with balances greater than $250 determined to be impaired by the Company.  To conservatively provide for unexpected changes within the impaired loans, management adjusted its ALLL methodology in 2011, so that the specific reserve in the ALLL represents the greater of (i) the estimated collateral shortfall calculated in the impairment analysis, or (ii) an amount equal to 50% of the homogenous pool loss rate by loan segment and risk rating.  Second, management allocates ALLL with loss factors by loan segment, primarily based on risk ratings in the larger and more volatile loan segments and the migration of loan balances from the “special mention” risk rating to “substandard” and “doubtful” risk ratings.  During the second quarter of 2011, management refined its process for determining historical loss rates by incorporating default and loss severity rates at a more granular level within each loan segment.  The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels for the rolling twelve quarters.  Lastly, management allocates ALLL to the remaining loan portfolio using qualitative factors, including but not limited to: (i) delinquency rate of loans 30 days or more past-due; (ii) unemployment rates in the seven counties the Company serves; (iii) consumer disposable income; (iv) loan management; (v) loan segmentation by risk of collectability; and (vi) historical loss history for the rolling 12 quarters, adjusted quarterly.

The ALLL was 103% and 88% of nonperforming loans at March 31, 2012 and December 31, 2011, respectively. Gross charge-offs were $652 for the first three months of 2012 compared to $966 for the first three months of 2011, while recoveries for the corresponding periods were $154 and $152, respectively. As a result, net charge-offs at March 31, 2012 were 0.15% of average loans, compared to 0.24% of average loans at March 31, 2011.  The decrease in net charge-offs of $316 was comprised of a $493 decrease in commercial real estate, real estate construction, agricultural, and real estate residential net charge-offs, offset in part by a $177 increase in commercial business and installment loans.  Issues impacting asset quality included historically depressed economic factors, such as heightened unemployment, depressed commercial and residential real estate markets, volatile energy prices, and depressed consumer confidence. Declining collateral values have significantly contributed to our historically elevated levels of nonperforming loans, net charge-offs, and ALLL.  The Company has been focused on implementing enhancements to the credit management process to address and enhance underwriting and risk-based pricing guidelines for commercial real estate and real estate construction lending, as well as on new home equity and residential mortgage loans, to reduce potential exposure within these portfolio segments.

The largest portion of the ALLL at March 31, 2012 was allocated to commercial real estate loans and was $3,984, representing 39.6% of the ALLL, an increase from 38.0% at year end 2011. The increase in the amount allocated to commercial real estate was attributable to the increase in impaired loans in this category and the $502 increase in the related specific valuation allowance assigned to these loans.  The ALLL allocated to commercial business loans was $834 at March 31, 2012, a decrease of $170 from year end 2011, and represented 8.3% of the ALLL at March 31, 2012, compared to 10.0% at year-end 2011. The decrease in the commercial business allocation was due to a $363 decrease in nonaccrual loans which represented 4% of nonaccrual loans at March 31, 2012, compared to 7% at year-end 2011.  At March 31 2012, the ALLL allocated to real estate construction was $1,073, compared to $1,320 at December 31, 2011, representing 10.7% and 13.0% of the ALLL at March 31, 2012 and December 31, 2011, respectively.  The allocation to real estate construction decreased as the level of nonaccrual loans in the category decreased $1,377, or 55%, from December 31, 2011.  The ALLL allocation to agricultural loans decreased to 10.6% at March 31, 2012 from 12.0% at December 31, 2011.  Agricultural loans as a percent of the total loan portfolio decreased to 13% at March 31, 2012 down from 14% at December 31, 2011.  The ALLL allocation to real estate residential loans increased to 29.8% at March 31, 2012, compared to 26.0% at December 31, 2011, given the increase in impaired real estate residential loans and the $817 increase in the related specific valuation allowance assigned to these loans.  The ALLL allocation to installment loans remained at 1% at March 31, 2012 and December 31, 2011.  Management performs ongoing intensive analyses of its loan portfolios to allow for early identification of customers experiencing financial difficulties, maintains prudent underwriting standards, understands the economy in its markets, and considers the trend of deterioration in loan quality in establishing the level of the ALLL.

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

Table 7:  Loan Loss Experience

	For the Three Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	($ in thousands)
Allowance for loan losses:
Balance at beginning of period	$ 9,816	$ 9,282	$ 9,224	$ 9,707	$ 9,471
Loans charged-off:
Commercial business	165	73	62	35	3
Commercial real estate	280	149	479	955	422
Real estate construction	28	146	28	901	220
Agricultural	10	(170)	112	108	153
Total commercial	483	198	681	1,999	798
Real estate residential	155	212	244	460	151
Installment	14	172	41	15	17
Total loans charged-off	652	582	966	2,474	966
Recoveries of loans previously charged-off:
Commercial business	6	3	19	6	9
Commercial real estate	62	3	53	19	60
Real estate construction	5	120	5	0	9
Agricultural	67	(17)	34	19	54
Total commercial	140	109	111	44	132
Real estate residential	9	60	6	35	0
Installment	5	47	7	12	20
Total recoveries	154	216	124	91	152
Total net charge-offs	498	366	842	2,383	814
Provision for loan losses	750	900	900	1,900	1,050
Balance at end of period	$ 10,068	$ 9,816	$ 9,282	$ 9,224	$ 9,707
Ratios at end of period:
Allowance for loan losses to total loans	3.09%	2.98%	2.74%	2.68%	2.90%
Allowance for loan losses to net charge-offs	20.2x	26.8x	11.0x	3.9x	11.9x
Net charge-offs to average loans	0.15%	0.11%	0.25%	0.71%	0.24%
Net loan charge-offs (recoveries):
Commercial business	$ 159	$ 70	$ 43	$ 29	($6)
Commercial real estate	218	146	426	936	362
Real estate construction	23	26	23	901	211
Agricultural	(57)	(153)	78	89	99
Total commercial	343	89	570	1,955	666
Real estate residential	146	152	238	425	151
Installment	9	125	34	3	(3)
Total net charge-offs (recoveries)	$ 498	$ 366	$ 842	$ 2,383	$ 814
Commercial Real Estate and Construction net charge-off detail:
Owner occupied	$ 216	$ 146	$ 411	$ 657	$ 217
Non-owner occupied	2	0	15	279	145
Commercial real estate	$ 218	$ 146	$ 426	$ 936	$ 362
1-4 family construction	$ 0	$ 0	$ 0	$ 0	$ 0
All other construction	23	26	23	901	211
Real estate construction	$ 23	$ 26	$ 23	$ 901	$ 211

The allocation of the ALLL is based on our estimate of loss exposure by category of loans shown in Table 8.

Table 8: Allocation of the ALLL

	March 31, 2012	% of Loan Type to Total Loans	December 31, 2011	% of Loan Type to Total Loans	September 30, 2011	% of Loan Type to Total Loans	June 30, 2011	% of Loan Type to Total Loans	March 31, 2011	% of Loan Type to Total Loans
ALLL allocation:
Commercial business	$ 834	14%	$ 1,004	12%	$ 935	12%	$ 782	13%	$ 514	12%
Commercial real estate	3,984	38%	3,685	37%	3,368	37%	3,801	38%	4,586	39%
Real estate construction	1,073	8%	1,320	9%	1,309	9%	1,184	8%	1,298	9%
Agricultural	1,069	13%	1,139	14%	1,251	14%	1,234	14%	1,183	12%
Total commercial	6,960	73%	7,148	72%	6,863	72%	7,001	73%	7,581	72%
Real estate residential	3,009	26%	2,530	26%	2,299	26%	2,096	25%	2,011	26%
Installment	99	1%	138	2%	120	2%	127	2%	115	2%
Total allowance for loan losses	$ 10,068	100%	$ 9,816	100%	$ 9,282	100%	$ 9,224	100%	$ 9,707	100%
ALLL category as a percent of total ALLL:
Commercial business	8.3%		10.2%		10.1%		8.5%		5.3%
Commercial real estate	39.6%		37.6%		36.2%		41.2%		47.2%
Real estate construction	10.7%		13.4%		14.1%		12.8%		13.4%
Agricultural	10.6%		11.6%		13.5%		13.4%		12.2%
Total commercial	69.2%		72.8%		73.9%		75.9%		78.1%
Real estate residential	29.8%		25.8%		24.8%		22.7%		20.7%
Installment	1.0%		1.4%		1.3%		1.4%		1.2%
Total allowance for loan losses	100.0%		100.0%		100.0%		100.0%		100.0%

Impaired Loans and Nonperforming Assets

As part of its overall credit risk management process, management has been committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized.

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, loans 90 days or more past due but still accruing interest, and nonaccrual restructured loans.  Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Previously accrued and uncollected interest on such loans is reversed, amortization of related loan fees is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash after a determination has been made that the principal balance of the loan is collectible. If collectability of the principal is in doubt, payments received are applied to loan principal.

Nonaccrual loans were $9,804 at March 31, 2012, compared to $11,194 at year-end 2011.  Total nonaccrual loans decreased $1,390 since year-end 2011, with real estate construction loans down $1,377 and commercial business loans down $363, primarily due to one borrower refinancing a large loan relationship that had been with the Bank at another financial institution.

Restructured loans involve the granting of some concession to the borrower as a result of their financial distress involving the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered, to increase the likelihood of long-term loan repayment.  Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing accrual status, depending on the individual facts and circumstances of the borrower.  Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance, generally nine months.  At March 31, 2012, the Company had total restructured loans of $15,778 which consisted of $11,369 performing in accordance with the modified terms and $4,409 classified as nonaccrual, compared to total restructured loans of $12,887 which consisted of $7,541 performing in accordance with the modified terms and $5,346 classified as nonaccrual at December 31, 2011.  The $3,257 increase in restructured commercial loans still accruing was primarily due to the restructuring of two commercial real estate loan relationships involving modifications to interest rates and changes from the original repayment terms during the three months ended March 31, 2012.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALLL. Potential problem loans are generally defined by management to include performing loans rated as substandard by management, but having circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Company expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. Potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At March 31, 2012, potential problem loans totaled $18,391 compared to $23,124 at December 31, 2011.  Identifying potential problem loans requires a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by the Company’s customers and on underlying real estate values.

Table 9:  Nonperforming Loans and OREO

			As of
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
			($ in thousands)
Nonaccrual loans not considered impaired:
Commercial	$ 1,003	$ 1,937	$ 5,693	$ 3,637	$ 1,590
Agricultural	0	30	91	355	680
Real estate residential	531	1,447	685	1,688	1,127
Installment	10	5	6	1	1
Total nonaccrual loans not considered impaired	1,544	3,419	6,475	5,681	3,398
Nonaccrual loans considered impaired:
Commercial	4,718	5,392	5,205	7,153	8,040
Agricultural	322	104	316	252	260
Real estate residential	3,220	2,279	2,611	1,679	2,026
Installment	0	0	0	0	0
Total nonaccrual loans considered impaired	8,260	7,775	8,132	9,084	10,326
Accruing loans past due 90 days or more	13	21	0	59	25
Total nonperforming loans	9,817	11,215	14,607	14,824	13,749
OREO	4,164	4,404	5,108	4,225	3,873
Other repossessed assets	0	60	0	6	0
Total nonperforming assets (1)	$ 13,981	$ 15,679	$ 19,715	$ 19,055	$ 17,622
Restructured loans accruing
Commercial	$ 9,165	$ 5,908	$ 4,586	$ 2,720	$ 2,727
Agricultural	194	201	0	18	0
Real estate residential	1,991	1,411	1,415	1,201	987
Installment	19	21	22	0	0
Total restructured loans accruing	$ 11,369	$ 7,541	$ 6,023	$ 3,939	$ 3,714
RATIOS
Nonperforming loans to total loans	3.01%	3.40%	4.32%	4.31%	4.11%
Nonperforming assets to total loans plus OREO	4.23%	4.69%	5.74%	5.47%	5.20%
Nonperforming assets to total assets	2.89%	3.21%	3.99%	3.92%	3.51%
ALLL to nonperforming loans	102.56%	87.53%	63.54%	62.22%	70.60%
ALLL to total loans at end of period	3.09%	2.98%	2.74%	2.68%	2.90%
Nonperforming loans by type:
Commercial business	$ 375	$ 734	$ 765	$ 772	$ 74
Commercial real estate (CRE)	4,208	134	6,904	7,820	5,810
Real estate construction	1,142	4,076	3,229	2,198	3,746
Total commercial	5,725	4,944	10,898	10,790	9,630
Agricultural	322	2,519	407	607	948
Real estate residential	3,751	3,726	3,296	3,367	3,153
Installment	19	26	6	60	18
Total nonperforming loans	9,817	11,215	14,607	14,824	13,749
Commercial real estate owned	4,011	4,116	4,861	3,904	3,627
Real estate residential owned	153	288	247	321	246
Total OREO	4,164	4,404	5,108	4,225	3,873
Other repossessed assets	0	60	0	6	0
Total nonperforming assets	$ 13,981	$ 15,679	$ 19,715	$ 19,055	$ 17,622
CRE and construction nonperforming loan detail:
Owner occupied	$ 2,607	$ 2,697	$ 2,848	$ 5,019	$ 4,737
Non-owner occupied	1,601	1,379	4,056	2,801	1,073
Commercial real estate	$ 4,208	$ 4,076	$ 6,904	$ 7,820	$ 5,810
1-4 family construction	$ 0	$ 0	$ 0	$ 0	$ 0
All other construction	1,142	2,519	3,229	2,198	3,746
Real estate construction	$ 1,142	$ 2,519	$ 3,229	$ 2,198	$ 3,746

(1) Beginning in 2012, the Company excluded restructured loans accruing interest from its definition of nonperforming loans.  The definiction of nonperforming assets now consists of  nonaccrual loans, loans past due 90 days or more and still accruing interest, other real estate owned and other repossessed assets.  As a result, certain prior period reclassifications and disclosures have been made to conform to the new definition.

Deposits

Deposits represent the Company’s largest source of funds.  The Company competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Competition for deposits remains high. Challenges to deposit growth include price changes on deposit products given movements in the rate environment, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives.  A stipulation of the Bank’s Agreement with the Federal Deposit Insurance Corporation (the “FDIC”) and Wisconsin Department of Financial Institutions (the “WDFI”) limits the rates of interest it may set on its deposit products.  As a result, the Bank’s ability to attract deposits based on rate competition is limited to a certain degree and its focus remains on expanding existing customer relationships.

At March 31, 2012 total deposits were $376,888, down $4,732 from year-end 2011, primarily due seasonal fluctuations in noninterest-bearing demand deposits and the Company’s strategy to continue to reduce noncore funding sources.

Table 10:  Deposit Distribution

	March 31,	% of	December 31,	% of
	2012	Total	2011	Total
	($ in thousands)
Noninterest-bearing demand deposits	$ 66,140	18%	$ 70,790	19%
Interest-bearing demand deposits	40,749	11%	39,160	10%
Savings deposits	125,893	33%	120,513	32%
Time deposits	131,603	35%	136,140	35%
Brokered certificates of deposit	12,503	3%	15,017	4%
Total	$ 376,888	100%	$ 381,620	100%

Contractual Obligations

We are party to various contractual obligations requiring the use of funds as part of our normal operations.  The table below outlines the principal amounts and timing of these obligations, excluding amounts due for interest, if applicable.  Most of these obligations are routinely refinanced into a similar replacement obligation.  However, renewal of these obligations is dependent on our ability to offer competitive interest rates, liquidity needs, or availability of collateral for pledging purposes.

Table 11:  Contractual Obligations

	Payments due by period
	Total	< 1year	1-3 years	3-5 years	> 5 years
			($ in thousands)
Subordinated debentures	$ 10,310	$ 0	$ 0	$ 0	$ 10,310
Other long-term borrowings	10,000	0	0	10,000	0
FHLB borrowings	28,061	2,000	21,061	5,000	0
Total long-term borrowing obligations	$ 48,371	$ 2,000	$ 21,061	$ 15,000	$ 10,310

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

While dividends and service fees from the Bank and proceeds from the issuance of capital have historically been the primary funding sources for the Company, these sources could be limited or costly (such as by regulation increasing the capital needs of the Bank, or by limited appetite for new sales of Company stock).  No dividends were received in cash from the Bank since 2006.  Also, as discussed in the “Capital” section, the Company’s written agreement with the Federal Reserve Bank of Minneapolis (the “Federal Reserve Bank”) and the Bank’s written agreement with the FDIC and WDFI places restrictions on the payment of dividends from the Bank to the Company without prior approval from our regulators.  The Company’s written agreement with the Federal Reserve Bank also requires that the written consent of the Federal Reserve Bank to pay dividends to its stockholders.  We are also prohibited from paying dividends on our common stock if we fail to make distributions or required payments on the Company’s junior subordinated debentures or on the TARP Preferred Stock (as defined under “capital” below). In consultation with the Federal Reserve, on May 12, 2011, the Company exercised its rights to suspend dividends on the outstanding TARP Preferred Stock and has also elected to defer interest on the junior subordinated debentures.

Investment securities are an important tool to the Company’s liquidity objective.  All investment securities are classified as available-for-sale and are reported at fair value on the consolidated balance sheet.  Approximately $70,481 of the $107,658 investment securities portfolio on hand at March 31, 2012, were pledged to secure public deposits, short-term borrowings, and for other purposes as required by law.  The majority of the remaining securities could be sold to enhance liquidity, if necessary.

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

Other funding sources for the Bank are in the form of short-term borrowings (corporate repurchase agreements, and federal funds purchased) and long-term borrowings.  Short-term borrowings can be reissued and do not represent an immediate need for cash.  Long-term borrowings are used for asset/liability matching purposes and to access more favorable interest rates than deposits.  The Bank's liquidity resources were sufficient as of March 31, 2012 to fund our loans and to meet other cash needs when necessary.

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

Management believes that the Company and Bank had strong capital bases at March 31, 2012.  As of March 31, 2012 and December 31, 2011, the Tier One Risk-Based Capital ratio, Total Risk-Based Capital (Tier 1 and Tier 2) ratio, and Tier One Leverage ratio for the Company and Bank were in excess of regulatory minimum requirements, as well as the heightened requirements as set forth in the Bank’s Agreement with the FDIC and WDFI.

On November 9, 2010, the Bank entered into a formal written agreement with the FDIC and the WDFI.  Under the terms of the agreement, the Bank is required to: (i) maintain ratios of Tier 1 capital to each of total assets and total risk-weighted assets of at least 8.5% and 12%, respectively; (ii) refrain from declaring or paying any dividend without the written consent of the FDIC and WDFI; and (iii) refrain from increasing its total assets by more than 5% during any three-month period without first submitting a growth plan to the FDIC and WDFI.  Additionally, on May 10, 2011, the Company entered into a formal written agreement with the Federal Reserve Bank.  Pursuant to the Company’s agreement, the Company needs the written consent of the Federal Reserve Bank to pay dividends to our stockholders.  We are also prohibited from paying dividends on our common stock if we fail to make distributions or required payments on our  junior subordinated debentures or on our TARP Preferred Stock.

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

A summary of the Company’s and the Bank’s regulatory capital ratios as of March 31, 2012 and December 31, 2011 are as follows:

Table12:  Capital Ratios

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
March 31, 2012
Mid-Wisconsin Financial Services, Inc.
Tier 1 to average assets	$ 46,543	9.8%	$ 19,074	4.0%
Tier 1 risk-based capital ratio	46,543	14.6%	12,761	4.0%
Total risk-based capital ratios	50,606	15.9%	25,523	8.0%
Mid-Wisconsin Bank
Tier 1 to average assets	$ 41,792	8.8%	$ 18,938	4.0%	$ 40,244	8.5%
Tier 1 risk-based capital ratio	41,792	13.2%	12,637	4.0%	18,956	6.0%
Total risk-based capital ratios	45,817	14.5%	25,275	8.0%	37,912	12.0%

December 31, 2011
Mid-Wisconsin Financial Services, Inc.
Tier 1 to average assets	$ 46,729	9.6%	$ 19,396	4.0%
Tier 1 risk-based capital ratio	46,729	14.3%	13,071	4.0%
Total risk-based capital ratios	50,884	15.6%	26,142	8.0%
Mid-Wisconsin Bank
Tier 1 to average assets	$ 41,736	8.7%	$ 19,261	4.0%	$ 40,929	8.5%
Tier 1 risk-based capital ratio	41,736	12.9%	12,946	4.0%	19,419	6.0%
Total risk-based capital ratios	45,853	14.2%	25,891	8.0%	38,837	12.0%

(1) The Bank has agreed with the FDIC and WDFI that, until its formal written agreement with such parties is no longer in effect,

      it will maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations, as follows:

      Tier 1 capital to total average assets - 8.5% and total capital to risk-weighted assets (total capital) - 12%.

(2) Prompt corrective action provisions are not applicable at the bank holding company level.

The Company’s ability to pay dividends depends in part upon the receipt of dividends from the Bank and these dividends are subject to limitation under banking laws and regulations. Pursuant to the agreement with the FDIC and WDFI, the Bank needs the written consent of the regulators to pay dividends to the Company.  The Bank has not paid dividends to the Company since 2006.  In consultation with the Federal Reserve Bank, on May 12, 2011, the Company exercised its rights to suspend dividends on the outstanding TARP Preferred Stock and has also elected to defer interest on its junior subordinated debentures.  Under the terms of its junior subordinated debentures, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the TARP Preferred Stock.  Dividend payments on the TARP Preferred Stock may be deferred without default, but the dividend is cumulative and therefore will continue to accrue and, if the Company fails to pay dividends for an aggregate of six quarters, whether or not consecutive, the holder will have the right to appoint representatives to the Company’s board of directors.  The terms of the TARP Preferred Stock also prevent the Company from paying cash dividends on or repurchasing its common stock while dividends are in arrears.  Therefore, the Company will not be able to pay dividends on its common stock until it has fully paid all accrued and unpaid dividends on its junior subordinated debentures and the TARP Preferred Stock.  On March 31, 2012, the Company had $628 accrued and unpaid dividends on the TARP Preferred Stock and $197 accrued and unpaid interest due on its junior subordinated debentures.

Table 13: Summary Results of Operations

($ in thousands, except per share data)

	Three Months Ended,
	March 31,	December 31,	September 30,	June 30,	March 31,
	2012	2011	2011	2011	2011
Results of operations:
Interest income	$ 5,113	$ 5,507	$ 5,368	$ 5,519	$ 5,645
Interest expense	1,363	1,467	1,594	1,663	1,761
Net interest income	3,750	4,040	3,774	3,856	3,884
Provision for loan losses	750	900	900	1,900	1,050
Net interest income after provision for loan losses	3,000	3,140	2,874	1,956	2,834
Noninterest income	985	1,018	915	932	1,422
Noninterest expenses	3,964	4,747	4,184	4,137	4,119
Income (loss) before income taxes	21	(589)	(395)	(1,249)	137
Income tax expense (benefit)	0	2,622	(209)	(549)	(3)
Net income (loss)	21	(3,211)	(186)	(700)	140
Preferred stock dividends, discount, and premium	(162)	(162)	(160)	(162)	(160)
Net income (loss) available to common equity	($141)	($3,373)	($346)	($862)	($20)
Earnings (loss) per common share:
Basic and diluted	($0.09)	($2.04)	($0.21)	($0.52)	($0.01)
Cash dividends per common share	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Weighted average common shares outstanding:
Basic and diluted	1,657	1,653	1,654	1,653	1,652
SELECTED FINANCIAL DATA
Period-End Balances:
Loans	$ 326,001	$ 329,863	$ 338,150	$ 343,842	$ 334,836
Total assets	483,095	488,176	494,085	487,959	502,045
Deposits	376,888	381,620	385,973	379,785	394,214
Stockholders' equity	39,290	39,513	43,085	43,070	42,937
Book value per common share	$ 17.50	$ 17.65	$ 19.84	$ 19.86	$ 19.81
Average Balance Sheet
Loans	$ 329,446	$ 336,074	$ 342,285	$ 336,330	$ 339,737
Total assets	479,679	487,637	495,270	491,361	501,359
Deposits	373,122	377,118	385,037	382,859	391,976
Short-term borrowings	15,430	14,487	14,078	10,298	10,209
Long-term borrowings	38,412	40,061	40,061	42,451	42,561
Stockholders' equity	39,445	42,726	43,010	43,140	43,019
Financial Ratios:
Return on average equity	(1.44%)	(31.32%)	(3.20%)	(8.01%)	(0.19%)
Return on average common equity	(1.94%)	(10.39%)	(4.19%)	(10.53%)	(0.25%)
Average equity to average assets	8.22%	8.76%	8.68%	8.78%	8.58%
Common equity to average assets	6.04%	6.00%	6.63%	6.69%	6.53%
Net interest margin (1)	3.38%	3.52%	3.25%	3.37%	3.36%
Total risk-based capital	15.86%	15.57%	15.39%	15.36%	15.69%
Net charge-offs to average loans	0.15%	0.11%	0.25%	0.71%	0.24%
Nonperforming loans to total loans	3.01%	3.40%	4.32%	4.31%	4.11%
Efficiency ratio (1)	83.51%	92.65%	87.98%	85.21%	76.94%
Net interest income to average assets (1)	0.78%	0.83%	0.76%	0.78%	0.77%
Noninterest income to average assets	0.21%	0.21%	0.18%	0.19%	0.28%
Noninterest expenses to average assets	0.83%	0.97%	0.84%	0.84%	0.82%
Stock Price Information (2)
High	$ 3.50	$ 5.00	$ 8.00	$ 10.00	$ 8.05
Low	3.10	3.50	4.75	7.77	7.80
Market price at quarter end	3.10	3.50	4.75	7.77	8.00
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of our Principal Executive Officer and our Principal Accounting Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Exchange Act Rule 13a-15.  Based upon, and as of the date of, such evaluation, the Principal Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were effective with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this report as it relates to us and our subsidiaries.

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

There were no changes in the internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We may be involved from time to time in various routine legal proceedings incidental to our business. We do not believe there are any threatened or pending legal proceedings against us or our subsidiaries that, if determined adversely, would have a material adverse effect on our results of operations or financial condition.

ITEM 1A.  RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFTEY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

Exhibit

Number

Description

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a), Rule 15d-14(a)

31.2

Certification of Principal Accounting Officer (principal financial officer) pursuant to Rule 13a-14(a), Rule 15d-14(a)

32.1

Certification of Principal Executive Officer and Principal Accounting Officer (principal financial officer) pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and March 31, 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and March 31, 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2012 and March 31, 2011; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  May 15, 2012

/s/ SCOT G. THOMPSON

Scot G. Thompson

Principal Executive Officer

Date:   May 15, 2012

/s/ RHONDA R. KELLEY

Rhonda R. Kelley

Principal Accounting Officer

EXHIBIT INDEX

to

FORM 10-Q

of

MID-WISCONSIN FINANCIAL SERVICES, INC.

for the quarterly period ended March 31, 2012

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

The following exhibits are filed as part this report:

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2

Certification of Principal Accounting Officer (principal financial officer) pursuant to Rule 13a-14(a)/15d-14(a)

32.1

Certification of Principal Executive Officer and Principal Accounting Officer (principal financial officer) pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and March 31, 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and March 31, 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2012 and March 31, 2011; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

.

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.