Form 10-Q
period 2012-06-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2012-08-14
CIK 785024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                                                                     --------------------

FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                     Yes  ☐            No  ☒

As of August 8, 2012 there were 1,657,119 shares of $0.10 par value common stock outstanding.

MID-WISCONSIN FINANCIAL SERVICES, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements:

Mid-Wisconsin Financial Services, Inc. and Subsidiary
Consolidated Balance Sheets
(In thousands, except share data)
	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$ 13,714	$ 18,278
Interest-bearing deposits in other financial institutions	11,340	10
Federal funds sold and securities purchased under agreements to sell	380	13,072
Investment securities available-for-sale, at fair value	110,334	110,376
Loans held for sale	913	2,163
Loans	316,964	329,863
Less: Allowance for loan losses	(10,943)	(9,816)
Loans, net	306,021	320,047
Accrued interest receivable	1,528	1,640
Premises and equipment, net	7,734	7,943
Other investments, at cost	2,022	2,616
Other real estate owned net of valuation allowances of $475 and $410 at June 30, 2012 and December 31, 2011, respectively	4,707	4,404
Net deferred tax asset	0	1,179
Other assets	5,991	6,448
Total assets	$ 464,684	$ 488,176
Liabilities and Stockholders' Equity:
Noninterest-bearing deposits	$ 67,815	$ 70,790
Interest-bearing deposits	299,836	310,830
Total deposits	367,651	381,620
Short-term borrowings	11,096	13,655
Long-term borrowings	36,061	40,061
Subordinated debentures	10,310	10,310
Accrued interest payable	849	878
Accrued expenses and other liabilities	2,029	2,139
Total liabilities	427,996	448,663
Stockholders' equity:
Series A preferred stock	9,802	9,745
Series B preferred stock	521	526
Common Stock	166	166
Additional paid-in capital	11,945	11,945
Retained earnings	12,606	15,526
Accumulated other comprehensive income	1,648	1,605
Total stockholders' equity	36,688	39,513
Total liabilities and stockholders' equity	$ 464,684	$ 488,176

Series A preferred stock authorized (no par value)	10,000	10,000
Series A preferred stock issued and outstanding	10,000	10,000
Series B preferred stock authorized (no par value)	500	500
Series B preferred stock issued and outstanding	500	500
Common stock authorized (par value $0.10 per share)	6,000,000	6,000,000
Common stock issued and outstanding	1,657,119	1,657,119
The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

	Mid-Wisconsin Financial Services, Inc. and Subsidiary
	Consolidated Statements of Operations
	(In thousands, except per share data)
	(Unaudited)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest Income
Loans, including fees	$ 4,351	$ 4,676	$ 8,804	$ 9,502
Securities:
Taxable	499	691	1,048	1,329
Tax-exempt	88	100	184	201
Other	22	52	37	132
Total interest income	4,960	5,519	10,073	11,164
Interest Expense
Deposits	793	1,183	1,688	2,469
Short-term borrowings	23	27	58	52
Long-term borrowings	375	408	757	813
Subordinated debentures	50	45	101	90
Total interest expense	1,241	1,663	2,604	3,424
Net interest income	3,719	3,856	7,469	7,740
Provision for loan losses	2,180	1,900	2,930	2,950
Net interest income after provision for loan losses	1,539	1,956	4,539	4,790
Noninterest Income
Service fees	209	252	398	505
Trust service fees	282	267	553	533
Investment product commissions	38	69	76	113
Mortgage banking	96	84	272	233
Loss on sale of investments	0	0	0	(55)
Other	324	260	635	1,025
Total noninterest income	949	932	1,934	2,354
Noninterest Expense
Salaries and employee benefits	1,856	2,096	3,854	4,227
Occupancy	413	426	847	910
Data processing	162	161	316	334
Foreclosure/OREO expense	312	129	549	171
Legal and professional fees	252	224	441	391
FDIC expense	257	285	514	599
Other	703	816	1,399	1,624
Total noninterest expense	3,955	4,137	7,920	8,256
Loss before income taxes	(1,467)	(1,249)	(1,447)	(1,112)
Income tax (benefit) expense	1,149	(549)	1,149	(552)
Net loss	($2,616)	($700)	($2,596)	($560)
Preferred stock dividends, discount and premium	(162)	(162)	(324)	(322)
Net loss available to common equity	($2,778)	($862)	($2,920)	($882)
Loss Per Common Share:
Basic and diluted	($1.67)	($0.52)	($1.76)	($0.53)
Cash dividends declared per common share	$ 0.00	$ 0.00	$ 0.00	$ 0.00
The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

	Mid-Wisconsin Financial Services, Inc. and Subsidiary
	Consolidated Statements of Comprehensive Income (Loss)
	(In thousands)
	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	($2,616)	($700)	($2,596)	($560)
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized gains	251	1,595	72	1,540
Reclassification adjustment for net losses realized in earnings	0	0	0	33
Income tax expense	(100)	(637)	(29)	(665)
Total other comprehensive income net of tax	151	958	43	908
Comprehensive income (loss)	($2,465)	$ 258	($2,553)	$ 348
The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

	Mid-Wisconsin Financial Services, Inc. and Subsidiary
	Consolidated Statements of Changes in Stockholders' Equity (unaudited)
	(In thousands)
							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Totals
Balance, December 31, 2010	10.5	$ 10,172	1,652	$ 165	$ 11,916	$ 20,127	$ 590	$ 42,970
Comprehensive Income:
Net loss						(560)		(560)
Other comprehensive income							908	908
Comprehensive income								348
Accretion of preferred stock discount		54				(54)		0
Amortization of preferred stock premium		(5)				5		0
Issuance of common stock:
Proceeds from stock purchase plans			1	0	13			13
Accrued and unpaid dividends - Preferred stock						(272)		(272)
Stock-based compensation					11			11
Balance, June 30, 2011	10.5	$ 10,221	1,653	$ 165	$ 11,940	$ 19,246	$ 1,498	$ 43,070

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Totals
Balance, December 31, 2011	10.5	$ 10,271	1,657	$ 166	$ 11,945	$ 15,526	$ 1,605	$ 39,513
Comprehensive loss:
Net loss						(2,596)		(2,596)
Other comprehensive income							43	43
Comprehensive loss								(2,553)
Accretion of preferred stock discount		58				(58)		0
Amortization of preferred stock premium		(6)				6		0
Accrued and unpaid dividends - Preferred stock						(272)		(272)
Balance, June 30, 2012	10.5	$ 10,323	1,657	$ 166	$ 11,945	$ 12,606	$ 1,648	$ 36,688
The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

Mid-Wisconsin Financial Services, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
(In thousands)
	Six months ended	Six months ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net loss	($2,596)	($560)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	489	536
Provision for loan losses	2,930	2,950
Provision for valuation allowance OREO	269	108
Loss on sale of investment securities	0	55
Gain on premises and equipment disposals	0	(32)
(Gain) loss on sale of foreclosed OREO	36	(89)
Stock-based compensation	0	11
Valuation allowance - deferred taxes	1,149	0
Changes in operating assets and liabilities:
Loans held for sale	1,250	6,760
Other assets	570	280
Other liabilities	(411)	(515)
Net cash provided by operating activities	3,686	9,504
Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits in other financial institutions	12,692	(1)
Net (increase) decrease in federal funds sold	(11,330)	24,102
Securities available for sale:
Proceeds from sales	0	641
Proceeds from maturities	19,608	15,764
Payment for purchases	(19,630)	(22,665)
FHLB stock redemption	594	0
Net (increase) decrease in loans	9,563	(8,679)
Capital expenditures	(161)	(426)
Proceeds from sale of premises and equipment	17	173
Proceeds from sale of OREO	925	797
Net cash provided by investing activities	12,278	9,706
Cash flows from financing activities:
Net decrease in deposits	(13,969)	(20,825)
Net increase (decrease) in short-term borrowings	(2,559)	2,618
Principal payments on long-term borrowings	(4,000)	(2,500)
Proceeds from stock benefit plans	0	13
Cash dividends paid on preferred stock	0	(272)
Net cash used in financing activities	(20,528)	(20,966)
Net decrease in cash and due from banks	(4,564)	(1,756)
Cash and due from banks at beginning of period	18,278	9,502
Cash and due from banks at end of period	$ 13,714	$ 7,746
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 2,634	$ 3,510
Income taxes	0	0
Noncash investing and financing activities:
Loans transferred to OREO	$ 1,533	$ 886
Loans charged-off	2,003	3,440
Dividends declared but not yet paid on preferred stock	272	204
Loans made in connection with the sale of OREO	0	75
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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that requires companies to disclose more of the processes for valuing items categorized as Level 3 in the fair value hierarchy, provide quantitative information about the significant unobservable inputs used in the measurement and, in certain cases, explain how sensitive the measurements are to changes in the inputs. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on the Company’s financial condition, results of operations or liquidity.  The Company has adopted this standard during the quarter ended March 31, 2012 and did not have a material impact on the consolidated financial statements of the Company.

In June 2011, the FASB issued an accounting standard that allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  The accounting pronouncement eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The Company has adopted this standard effective March 31, 2012, electing to present a consolidated statement of comprehensive income separate from, but consecutive to, its statement of operations.

Note 2 – Loss per Common Share

Loss per common share is calculated by dividing net loss available to common equity by the weighted average number of common shares outstanding.  Diluted loss per share is calculated by dividing net loss available to common equity by the weighted average number of shares adjusted for the dilutive effect of common stock awards, if any.  Presented below are the calculations for basic and diluted loss per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(In thousands, except per share data)
Net loss	($2,616)	($700)	($2,596)	($560)
Preferred dividends, discount and premium	(162)	(162)	(324)	(322)
Net loss available to common equity	(2,778)	(862)	(2,920)	(882)
Weighted average common shares outstanding	1,657	1,653	1,657	1,653
Effect of dilutive stock options	0	0	0	0
Diluted weighted average common shares outstanding	1,657	1,653	1,657	1,653
Basic and diluted loss per common share	($1.67)	($0.52)	($1.76)	($0.53)

Note 3- Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities available-for-sale at June 30, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
June 30, 2012
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 12,949	$ 331	$ 0	$ 13,280
Mortgage-backed securities	71,653	1,135	55	72,733
Obligations of states and political subdivisions	22,004	1,333	0	23,337
Corporate debt securities	831	2	0	833
Total debt securities	107,437	2,801	55	110,183
Equity securities	151	0	0	151
Total securities available-for-sale	$ 107,588	$ 2,801	$ 55	$ 110,334

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
December 31, 2011
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 18,479	$ 329	$ 0	$ 18,808
Mortgage-backed securities	66,622	1,110	79	67,653
Obligations of states and political subdivisions	21,619	1,316	3	22,932
Corporate debt securities	831	1	0	832
Total debt securities	107,551	2,756	82	110,225
Equity securities	151	0	0	151
Total securities available-for-sale	$ 107,702	$ 2,756	$ 82	$ 110,376

The following table represents gross unrealized losses and the related fair value of investment securities available-for-sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in thousands)
June 30, 2012
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Mortgage-backed securities	11,899	50	12	5	11,911	55
Obligations of states and political subdivisions	178	0	0	0	178	0
Total	$ 12,077	$ 50	$ 12	$ 5	$ 12,089	$ 55
December 31, 2011
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Mortgage-backed securities	9,730	73	12	6	9,742	79
Obligations of states and political subdivisions	0	0	327	3	327	3
Total	$ 9,730	$ 73	$ 339	$ 9	$ 10,069	$ 82

The Company reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment (“OTTI”) that may result due to adverse economic conditions or other, issuer-specific factors. A determination as to whether a security’s decline in market value is temporary or OTTI takes into consideration numerous factors.  Significant inputs used to measure the amount related to credit loss include, but are not limited to:  (i) the length of time and extent to which fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  When management identifies a specific security that has a rating lower than “A”, fair value less than 95% of the amortized cost, and has been in a continuous loss position for more than twelve months, a third party vendor may review the specific security for OTTI.  To determine OTTI, a discounted cash flow model is utilized to estimate the fair value of the security.  The use of a discounted cash flow model involves judgment, particularly of interest rates, estimated default rates and prepayment speeds.  Adjustments to market value that are considered temporary are recorded as separate components of equity, net of tax. If an impairment of a security is identified as OTTI it will be recorded in the Consolidated Statement of Operations.

As of June 30, 2012 the Company has determined that there are no OTTI securities in the investment portfolio.

Based on the Company’s evaluation, management believes that any remaining unrealized losses at June 30, 2012, are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration.  Management believes that the Company currently has both the intent and ability to hold the securities that are in a continuous unrealized loss position for the time necessary to recover the amortized cost.

The amortized cost and fair values of investment debt securities available-for-sale at June 30, 2012, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Fair values of securities are estimated based on financial models or prices paid for similar securities.  It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

	Amortized Cost	Fair Value
	($ in thousands)
Due in one year or less	$ 1,820	$ 1,832
Due after one year but within five years	19,346	20,136
Due after five years but within ten years	12,688	13,457
Due after ten years or more	1,930	2,025
Mortgage-backed securities	71,653	72,733
Total debt securities available-for-sale	$ 107,437	$ 110,183

Note 4 – Loans, Allowance for Loan Losses, and Credit Quality

The period-end loan composition as of June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011
($ in thousands)
Commercial business	$ 40,926	$ 41,347
Commercial real estate	122,483	123,868
Real estate construction	23,094	28,708
Agricultural	45,462	45,351
Real estate residential	80,487	85,614
Installment	4,512	4,975
Total loans	$ 316,964	$ 329,863

The allowance for loan losses (“ALL”) represents management’s estimate of probable and inherent credit losses in the Bank’s loan portfolio at the balance sheet date. In general, estimating the amount of the ALL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and impaired loans, and the level of potential problem loans, all of which may be susceptible to significant change.  To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect our earnings or financial position in future periods. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized.

A summary of the changes in the ALL by portfolio segment for the periods indicated:

	Beginning Balance at 1/1/2012	Charge-offs	Recoveries	Provision	Ending Balance at 6/30/12	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment
June 30, 2012	($ in thousands)
Commercial business	$ 1,004	($190)	$ 9	$ 233	$ 1,056	$ 515	$ 541
Commercial real estate	3,685	(995)	85	2,409	5,184	3,020	2,164
Real estate construction	1,320	(134)	5	411	1,602	719	883
Agricultural	1,139	(13)	70	(683)	513	14	499
Real estate residential	2,530	(646)	16	577	2,477	995	1,482
Installment	138	(25)	15	(17)	111	25	86
Total	$ 9,816	($2,003)	$ 200	$ 2,930	$ 10,943	$ 5,288	$ 5,655

	Beginning Balance at 1/1/2011	Charge-offs	Recoveries	Provision	Ending Balance at 12/31/2011	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment
December 31, 2011	($ in thousands)
Commercial business	$ 536	($173)	$ 37	$ 604	$ 1,004	$ 352	$ 652
Commercial real estate	4,320	(2,005)	135	1,235	3,685	1,758	1,927
Real estate construction	1,278	(1,295)	134	1,203	1,320	460	860
Agricultural	1,146	(203)	90	106	1,139	35	1,104
Real estate residential	2,060	(1,067)	101	1,436	2,530	680	1,850
Installment	131	(245)	86	166	138	15	123
Total	$ 9,471	($4,988)	$ 583	$ 4,750	$ 9,816	$ 3,300	$ 6,516

The allocation methodology used by the Company includes specific allocations for impaired loans evaluated individually for impairment based on collateral values and the remaining loan portfolio collectively evaluated for impairment primarily based on historical loss rates and other qualitative factors.  In consultation with banking regulators, during the second quarter of 2012, management changed various factors in the ALL allocation methodology including changes to the historical loss rates and values assigned to qualitative factors utilized in the calculation of the ALL.  These changes accounted for approximately $248 of the increased provision for loan loss recorded during the second quarter of 2012.  Also, an additional specific impairment provision of $800 was recorded in the second quarter due to collateral shortfall in one loan relationship.  Loan charge-offs and recoveries are based on actual amounts charged-off or recovered by loan category.  Management allocates the ALL by pools of risk within each loan portfolio.

At June 30, 2012, the ALL allocations for the commercial business, commercial real estate, and real estate construction portfolio increased relative to December 31, 2011, with all other loan portfolio allocations declining.  The increase in these portfolio segments was primarily due to the increase in the amount of impaired loans and the related valuation allowances assigned to these loans, and the increased historical loss rates applied to these loans in the first six months of 2012.  The allocation of the ALL by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category.  The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

The following table presents nonaccrual loans by portfolio segment as of the dates indicated as follows:

	June 30, 2012	December 31, 2011
	($ in thousands)
Commercial business	$ 169	$ 734
Commercial real estate	5,442	4,076
Real estate construction	917	2,519
Agricultural	310	134
Real estate residential	4,806	3,726
Installment	0	5
Total nonaccrual loans	$ 11,644	$ 11,194

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

A summary of loans by credit quality indicator based on internally assigned credit grade is as follows:

($ in thousands)
June 30, 2012	Highest Quality	High Quality	Quality	Moderate Risk	Acceptable	Special Mention	Substandard	Doubtful	Loss	Total
Commercial business	$ 91	$ 4,294	$ 5,265	$ 9,643	$ 10,094	$ 8,551	$ 2,804	$ 184	$ 0	$ 40,926
Commercial real estate	13	1,347	14,567	35,568	32,979	15,200	15,345	7,464	0	122,483
Real estate construction	162	1,777	3,998	2,873	8,954	1,658	2,542	1,130	0	23,094
Agricultural	119	312	2,554	6,958	25,526	6,135	3,549	309	0	45,462
Real estate residential	338	5,161	17,103	19,134	20,280	9,144	4,214	5,113	0	80,487
Installment	0	325	970	2,069	782	281	81	4	0	4,512
Total	$ 723	$ 13,216	$ 44,457	$ 76,245	$ 98,615	$ 40,969	$ 28,535	$ 14,204	$ 0	$ 316,964

December 31, 2011	Highest Quality	High Quality	Quality	Moderate Risk	Acceptable	Special Mention	Substandard	Doubtful	Loss	Total
Commercial business	$ 188	$ 4,268	$ 5,153	$ 8,688	$ 10,898	$ 8,333	$ 3,068	$ 751	$ 0	$ 41,347
Commercial real estate	0	1,521	15,061	35,596	36,947	14,811	13,828	6,104	0	123,868
Real estate construction	166	2,169	4,680	3,905	11,383	839	2,980	2,586	0	28,708
Agricultural	121	427	2,527	8,052	22,283	8,428	2,812	701	0	45,351
Real estate residential	466	6,273	19,181	20,856	22,300	6,678	5,911	3,949	0	85,614
Installment	6	430	1,258	2,205	759	273	39	5	0	4,975
Total	$ 947	$ 15,088	$ 47,860	$ 79,302	$ 104,570	$ 39,362	$ 28,638	$ 14,096	$ 0	$ 329,863

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

The following table presents loans by past due status as of the dates indicated:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days and Over	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
June 30, 2012			($ in thousands)
Commercial business	$ 1,448	$ 0	$ 161	$ 1,609	$ 39,317	$ 40,926	$ 24
Commercial real estate	1,869	537	2,506	$ 4,912	117,571	122,483	0
Real estate construction	290	0	100	$ 390	22,704	23,094	0
Agricultural	118	0	40	$ 158	45,304	45,462	0
Real estate residential	1,888	139	2,033	$ 4,060	76,427	80,487	0
Installment	28	19	13	$ 60	4,452	4,512	12
Total	$ 5,641	$ 695	$ 4,853	$ 11,189	$ 305,775	$ 316,964	$ 36

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days and Over	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2011			($ in thousands)
Commercial business	$ 50	$ 14	$ 612	$ 676	$ 40,671	$ 41,347	$ 0
Commercial real estate	787	830	2,885	4,502	119,366	123,868	0
Real estate construction	114	157	2,519	2,790	25,918	28,708	0
Agricultural	88	120	241	449	44,902	45,351	201
Real estate residential	989	176	3,044	4,209	81,405	85,614	0
Installment	29	0	0	29	4,946	4,975	21
Total	$ 2,057	$ 1,297	$ 9,301	$ 12,655	$ 317,208	$ 329,863	$ 222

The following table presents impaired loans as of the dates indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in thousands)
June 30, 2012
With no related allowance:
Commercial business	$ 521	$ 521	$ 0	$ 174	$ 17
Commercial real estate	9,268	9,268	0	3,089	251
Real estate construction	2,028	2,028	0	676	29
Agricultural	3,796	3,796	0	1,266	102
Real estate residential	3,668	3,668	0	1,223	89
Installment	11	11	0	0	0
With a related allowance:
Commercial business	$ 1,952	$ 2,467	$ 515	$ 1,593	$ 61
Commercial real estate	12,858	15,878	3,020	13,196	369
Real estate construction	1,019	1,738	719	2,335	56
Agricultural	49	63	14	230	2
Real estate residential	4,664	5,659	995	5,349	112
Installment	49	74	25	38	3
Total:
Commercial business	$ 2,473	$ 2,988	$ 515	$ 1,767	$ 78
Commercial real estate	22,126	25,146	3,020	16,285	620
Real estate construction	3,047	3,766	719	3,011	85
Agricultural	3,845	3,859	14	1,496	104
Real estate residential	8,332	9,327	995	6,572	201
Installment	60	85	25	38	3
Total	$ 39,883	$ 45,171	$ 5,288	$ 29,169	$ 1,091
December 31, 2011
With no related allowance:
Commercial business	$ 0	$ 0	$ 0	$ 0	$ 0
Commercial real estate	0	0	0	349	0
Real estate construction	0	0	0	96	0
Agricultural	0	0	0	8	0
Real estate residential	0	0	0	165	0
Installment	0	0	0	0	0
With a related allowance:
Commercial business	$ 482	$ 834	$ 352	$ 460	$ 11
Commercial real estate	8,130	9,888	1,758	7,646	392
Real estate construction	2,103	2,563	460	2,080	51
Agricultural	270	305	35	233	4
Real estate residential	3,010	3,690	680	2,586	103
Installment	6	21	15	8	2
Total:
Commercial business	$ 482	$ 834	$ 352	$ 460	$ 11
Commercial real estate	8,130	9,888	1,758	7,995	392
Real estate construction	2,103	2,563	460	2,176	51
Agricultural	270	305	35	241	4
Real estate residential	3,010	3,690	680	2,751	103
Installment	6	21	15	8	2
Total	$ 14,001	$ 17,301	$ 3,300	$ 13,631	$ 563

Effective June 30, 2012, all substandard and doubtful loans are classified as impaired in the ALL calculation and are evaluated individually for impairment based on collateral values.  This change in methodology was a large reason for the increase in impaired loans, as previously only substandard and doubtful loans with collateral shortfalls were classified as impaired.

.

Troubled Debt Restructurings

A loan is accounted for as a troubled debt restructuring (“TDR”) if the Bank, for economic or legal reasons related to the borrower’s financial condition, grants a significant concession to the borrower that it would not otherwise consider to maximize the collection of amounts due.  A TDR may involve the receipt of assets from the debtor in partial or full satisfaction of the loan, or a modification of terms such as a reduction of the stated interest rate, a reduction of accrued interest, an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk, or some combination of these concessions.  The Company has allocated $2,548 and $1,333 of specific reserves to customers whose loan terms have been modified as TDR at June 30, 2012 and December 31, 2011, respectively.  The Company has no additional lending commitments at June 30, 2012 or December 31, 2011 to customers with outstanding loans that are classified as TDR.

Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status depending on the individual facts and circumstances of the borrower.  Nonaccrual restructured loans are included with all other nonaccrual loans.  All accruing restructured loans are reported as troubled debt restructurings. Restructured loans remain on nonaccrual status until the customer has attained a sustained period of repayment performance under the modified loan terms, by internal policy usually a minimum of nine months.  Performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to, or maintained on, accrual status.  If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual.

All restructured loans are considered impaired for reporting and measurement purposes.  A loan that has been modified at a below market rate will return to performing status if it satisfies the nine-month performance requirement; however, it will remain classified as a restructured loan.

At June 30, 2012, there were $14,331 of TDR loans, of which $4,135 were classified as nonaccrual loans and $10,196 were reclassified as restructured loans and accruing.  At December 31, 2011, there were $12,887 of TDR loans, of which $5,346 were classified as nonaccrual and $7,541 were classified as restructured loans and accruing.

The following table provides the number of loans modified and classified as trouble debt restructurings by loan category during the three months and six months ended June 30, 2012 and the year ended December 31, 2011.

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012			Year Ended December 31, 2011
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
($ in thousands)
Commercial business	0	$ 0	$ 0	5	$ 843	$ 843	3	$ 722	$ 721
Commercial real estate	1	179	179	21	9,248	9,248	15	6,160	6,160
Real estate construction	0	0	0	8	2,633	2,633	4	2,839	2,809
Agricultural	1	372	372	5	621	621	4	249	249
Real estate residential	0	0	0	15	3,534	3,533	13	2,474	2,473
Installment	0	0	0	1	22	22	1	22	22
	2	$ 551	$ 551	55	$ 16,901	$ 16,900	40	$ 12,466	$ 12,434

During the three months ended June 30, 2012, restructured loan modifications made in commercial real estate and agricultural segments primarily included maturity date extensions and payment modifications.

The following table summarizes troubled debt restructuring during the previous twelve months that subsequently defaulted during the six months ended June 30, 2012.

	Six Months Ended June 30, 2012
	Number of Loans	Recorded Investment
	($ in thousands)
Commercial business	$ 0	$ 0
Commercial real estate	8	639
Real estate construction	0	0
Agricultural	3	186
Real estate residential	2	169
Installment	0	0
	$ 13	$ 994

All loans modified in a troubled debt restructuring are evaluated for impairment.  The nature and extent of impairment of restructured loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the ALL.

Note 5 – Other Real Estate Owned (“OREO”)

A summary of OREO, net of valuation allowances, for the periods indicated is as follows:

	Three months ended June 30, 2012	Six months ended June 30, 2012	Year ended December 31, 2011
	($ in thousands)
Balance at beginning of period	$ 4,164	$ 4,404	$ 4,230
Transfer of loans at net realizable value to OREO	1,068	1,533	2,631
Sale proceeds	(373)	(925)	(1,995)
Loans made in sale of OREO	0	0	(75)
Net gain (loss) from sale of OREO	37	(36)	241
Provision for write-downs charged to operations	(189)	(269)	(628)
Balance at end of period	$ 4,707	$ 4,707	$ 4,404

An analysis of the valuation allowance on OREO, included in the above table, is as follows:

	Three months ended June 30, 2012	Six months ended June 30, 2012	Year ended December 31, 2011
	($ in thousands)
Balance at beginning of period	$ 335	$ 410	$ 2,788
Provision for write-downs charged to operations	189	269	628
Amounts related to OREO disposed of	(49)	(204)	(3,006)
Balance at end of period	$ 475	$ 475	$ 410

The properties held as OREO at June 30, 2012 consisted of $3,642 of commercial real estate (the largest being $1,744 related to a hotel/water park project), $451 of real estate construction loans, and $614 of residential real estate.  OREO as of year-end 2011 consisted of $3,170 of commercial real estate (the largest being $1,744 related to a hotel/water park project), $946 of real estate construction, and $288 of residential real estate.  Management monitors properties held to minimize the Company’s risk of loss. Evaluations of the fair market value of the OREO properties are done quarterly and valuation adjustments, if necessary, are recorded in our consolidated financial statements.

For the first six months of 2012, the Bank added, through the foreclosure process, OREO of $1,533 measured at fair value less selling costs.  In addition, an impairment write down of $269 was made against OREO properties acquired in prior years and charged to 2012 earnings.  In fiscal year 2011, the Bank added OREO of $2,631 measured at fair value less selling costs.  In addition, an impairment write down of $628 was made against these properties, as well as some of the OREO properties acquired in prior years, and charged to earnings for the year ended December 31, 2011.

Note 6- Short-term Borrowings

Short-term borrowings consisted of $11,096 and $13,655 of securities sold under repurchase agreements at June 30, 2012 and December 31, 2011, respectively.

The Company pledges securities available-for-sale as collateral for repurchase agreements.  The fair value of securities pledged for short-term borrowings totaled $18,304 at June 30, 2012 and $19,481 at December 31, 2011.

The following information relates to federal funds purchased, securities sold under repurchase agreements, and the Bank’s Federal Home Loan Bank of Chicago (“FHLB”) open line of credit for the following periods.

	Six months ended	Year ended
	June 30, 2012	December 31, 2011
	($ in thousands)
Weighted average rate	0.23%	0.46%
For the period:
Highest month-end balance	$ 16,914	$ 15,817
Daily average balance	$ 14,164	$ 12,285
Weighted average rate	0.41%	1.00%

Note 7- Long-term Borrowings

Long-term borrowings were as follows:

	As of	As of
	June 30, 2012	December 31, 2011
($ in thousands)
FHLB advances	$ 26,061	$ 30,061
Other borrowed funds	10,000	10,000
Total long-term borrowings	$ 36,061	$ 40,061

FHLB Advances – Long-term advances from the FHLB have maturities through 2015 and had a weighted-average interest rate of 2.94% and 2.98% at June 30, 2012 and December 31, 2011, respectively.

Other borrowed funds – Other borrowed funds consist of structured repurchase agreements.  The fixed rate structured repurchase agreements mature in 2014 and 2015, are callable in 2013, and had weighted-average interest rates of 4.24% at June 30, 2012 and December 31, 2011.

Note 8 – Income Taxes

In the second quarter of 2011, the Company recognized tax benefits of $549. During the second quarter of 2012, the Company’s results were negatively impacted by the establishment of a full valuation reserve against its remaining net deferred tax asset which resulted in an additional write-off of $1,149 recognized in income tax expense.  At December 31, 2011, management had determined that a valuation allowance relating to a portion of the Company's net deferred tax asset was necessary and accordingly, a partial valuation allowance of $3,081 was recognized. Continuing losses and general uncertainty surrounding future economic and business conditions contributed to management’s determination to write-off the remaining $1,149 of its net deferred tax asset in the second quarter of 2012.  Deferred tax assets are analyzed quarterly for changes affecting realization and accordingly, the valuation allowance may be adjusted which would reduce current tax expense in future periods.

Note 9 - Fair Value Measurements

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

The table below presents the Company’s investment securities available-for-sale and loans held for sale measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets Measured at Fair Value on a Recurring Basis
		Fair Value Measurements Using
	June 30, 2012	Level 1	Level 2	Level 3
		($ in thousands)
Investment securities available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 13,280	$ 0	$ 13,280	$ 0
Mortgage-backed securities	72,733	0	72,733	0
Obligations of states and political subdivisions	23,337	0	22,810	527
Corporate debt securities	833	0	8	825
Equity securities	151	0	51	100
Total investment securities available-for-sale	$ 110,334	$ 0	$ 108,882	$ 1,452
Loans held for sale	$ 913	$ 0	$ 913	$ 0

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 18,808	$ 0	$ 18,808	$ 0
Mortgage-backed securities	67,653	0	67,641	12
Obligations of states and political subdivisions	22,932	0	22,405	527
Corporate debt securities	832	0	7	825
Equity securities	151	0	51	100
Total investment securities available-for-sale	$ 110,376	$ 0	$ 108,912	$ 1,464
Loans held for sale	$ 2,163	$ 0	$ 2,163	$ 0

The table below presents a roll forward of the balance sheet amounts for the six months ended June 30, 2012 and for the year ended December 31, 2011, for assets measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
($ in thousands)
Investment Securities Available-for-Sale
Balance at December 31, 2010	$ 2,299
Unrealized holding losses arising during the period:
Included in earnings	(55)
Included in other comprehensive income	7
Principal repayments	(146)
Sales	(641)
Transfers in to/out of Level 3	0
Balance at December 31, 2011	1,464

Unrealized holding losses arising during the period:
Included in earnings	0
Included in other comprehensive income	1
Principal repayments	(13)
Sales	0
Transfers in to/out of Level 3	0
Balance at June 30, 2012	$ 1,452

Level 3 available-for-sale securities include corporate debt and equity securities.  The market for these securities was not active as of June 30, 2012.

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

At June 30, 2012 loans with a carrying amount of $45,171 were considered impaired and were written down to their estimated fair value of $39,883.  As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $5,288.  At December 31, 2011 loans with a carrying amount of $17,301 were considered impaired and were written down to their estimated fair value of $14,001.  As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $3,300. Effective June 30, 2012, all substandard and doubtful loans are classified as impaired in the ALL calculation and evaluated for specific allocation.  This change in methodology was a large reason for the increase in impaired loans, as previously only substandard and doubtful loans with collateral shortfalls were classified as impaired and evaluated for specific allocations in the ALL calculation.

OREO – Real estate acquired through or in lieu of loan foreclosure is recorded in our consolidated balance sheets at the lower of cost or fair value.  Fair value is determined based on third party appraisals and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to the appraised values necessary to estimate the fair value of the properties, OREO is considered to be Level 3 in the fair value hierarchy of valuation techniques.  Valuation adjustments to OREO totaled $269 and $108 during the six months ended June 30, 2012 and 2011, respectively and are recorded in Foreclosure/OREO expense.  At June 30, 2012 and December 31, 2011, OREO totaled $4,707 and $4,404, respectively.

The table below presents the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy in which those measurements fall.

Assets Measured at Fair Value on a Nonrecurring Basis
		Fair Value Measurements Using
	June 30, 2012	Level 1	Level 2	Level 3
			($ in thousands)
Impaired loans(1)	$ 39,883	$ 0	$ 0	$ 39,883
OREO	4,707	0	0	4,707

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
Impaired loans(1)	$ 14,001	$ 0	$ 0	$ 14,001
OREO	4,404	0	0	4,404
(1) Represents individually evaluated loans, net of the related allowance for loan losses.

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2012, the Company utilized the following valuation techniques and significant unobservable inputs.

Investment securities available-for-sale:  In valuing the investment securities available-for-sale classified within Level 3, the Company reviewed the underlying collateral and other relevant data in developing the assumptions for these investment securities.

Impaired Loans:  Fair value measurement of collateral for collateral-dependent impaired loans primarily relates to discounting criteria applied to independent appraisals received with respect to the collateral.  Discounts applied to the appraisals are dependent on the appraisal.  As of June 30, 2012, discounts applied to appraisals ranged from 15% to 30%.

OREO:  Fair value measurement of OREO primarily relate to discounting criteria applied to independent appraisals received with respect to the property.  Discounts applied to the appraisals are dependent on the appraisal and marketability of the property.  As of June 30, 2012, discounts applied to appraisals ranged from 15% to 30%.

The estimated fair values of the Company’s financial instruments on the balance sheet at June 30, 2012 and December 31, 2011 were as follows:

			June 30, 2012
	Carrying		Fair Value Measurements Using
	Amount	Fair Value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Cash and short-term investments	$ 25,434	$ 25,434	$ 25,434	$ 0	$ 0
Investment securities available-for-sale	110,334	110,334	0	108,882	1,452
Other investments	2,022	2,022	0	2,022	0
Loans held for sale	913	913	0	913	0
Net loans	306,021	303,073	0	0	303,073
Accrued interest receivable	1,528	1,528	0	0	1,528
Financial liabilities:
Deposits	$ 367,651	$ 367,037	$ 0	$ 0	$ 367,037
Short-term borrowings	11,096	11,096	0	0	11,096
Long-term borrowings	36,061	38,989	0	0	38,989
Subordinated debentures	10,310	4,818	0	0	4,818
Accrued interest payable	849	849	0	0	849

			December 31, 2011
	Carrying		Fair Value Measurements Using
	Amount	Fair Value	Level 1	Level 2	Level 3
	($ in thousands)
Financial assets:
Cash and short-term investments	$ 31,360	$ 31,360	$ 31,360	$ 0	$ 0
Investment securities available-for-sale	110,376	110,376	0	108,912	1,464
Other investments	2,616	2,616	0	2,616	0
Loans held for sale	2,163	2,163	0	2,163	0
Net loans	320,047	317,805	0	0	317,805
Accrued interest receivable	1,640	1,640	0	0	1,640
Financial liabilities:
Deposits	$ 381,620	$ 383,520	$ 0	$ 0	$ 383,520
Short-term borrowings	13,655	13,655	0	0	13,655
Long-term borrowings	40,061	42,525	0	0	42,525
Subordinated debentures	10,310	4,818	0	0	4,818
Accrued interest payable	878	878	0	0	878

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

Other investments – Other investments consists of FHLB and Bankers’ Bank of Wisconsin stock.  The carrying amount is a reasonable fair value estimate of other investments given their “restricted” nature.

Loans held for sale – The estimated fair value of the residential mortgage loans held for sale is based on current secondary market prices for similar loans.

Net loans – Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, residential mortgage, and other consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the

Company’s repayment schedules for each loan classification. In addition, for impaired loans, marketability and appraisal values for collateral are considered in the fair value determination.

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

Because of the wide range of valuation techniques and the numerous assumptions which must be made, it may be difficult to compare the Company’s determination of fair value to that of other financial institutions. It is important that the many assumptions discussed above be considered when using the estimated fair value disclosures and to realize that because of the uncertainties, the aggregate fair value should in no way be construed as representative of the underlying value of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We operate as a one-bank holding company and own all of the outstanding capital stock of the Bank.  The Bank, chartered as a state bank in Wisconsin and is engaged in general commercial and retail banking services, including wealth management services.

The following management’s discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition as of June 30, 2012 and December 31, 2011 and results of operations for the three-month and six-month periods ended June 30, 2012 and 2011.  It is intended to supplement the unaudited financial statements, condensed footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  This discussion should be read in conjunction  with the interim consolidated financial statement and  the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in our 2011 Form 10-K.  Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

Forward-Looking Statements

Statements made in this document and in documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Stockholders should note that many factors, some of which are discussed elsewhere in this document could affect the future financial results of the Company and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors, many of which are beyond the Company’s control, include, but are not necessarily limited to the following:

•

operating, legal and regulatory risks, including the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations promulgated thereunder, as well as the rules recently proposed by the Federal bank regulatory agencies to implement the Basel III capital accord;

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

Critical Accounting Policies

The financial condition and results of operations presented in the consolidated financial statements, accompanying notes to the consolidated financial statements, selected financial data appearing elsewhere within this report, and management’s discussion and analysis are dependent upon the Company’s accounting policies.  The selection and application of these accounting policies involve judgments about matters that affect the amounts reported in the financial statements and accompanying notes.  The Company made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2011 Form 10-K other than the change to the historical loss rates and other factors which impacted the ALL as discussed in Note 4 to the consolidated financial statements contained herein.

All remaining information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is shown in thousands of dollars, except per share data.

RESULTS OF OPERATIONS

Overview

The Company reported a net loss available to common shareholders of $2,778, or $1.67 per common share, for the three months ended June 30, 2012, compared to a net loss to common shareholders of $862, or $0.52 per common share, in the comparable 2011 period.  For the six months ended June 30, 2012, net loss to common shareholders was $2,920, or $1.76 per common share.  This compares to a net loss to common shareholders of $882, or $0.53 per common share, for the six months ended June 30, 2011.

Key factors behind these results are as follows and are discussed in greater detail below:

•

During the second quarter of 2012, the Company’s results were negatively impacted by the establishment of a full valuation allowance against it remaining net deferred tax asset which resulted in an additional write-off $1,149 recognized in income tax expense.  At December 31, 2011, management had determined that a valuation allowance relating to a portion of the Company's net deferred tax asset was necessary and accordingly, a partial valuation allowance of $3,081 was recognized. Continuing losses and general uncertainty surrounding future economic and business conditions contributed to management’s determination to establish the additional valuation allowance in the second quarter of 2012.

•

The provision for loan losses was $2,180 for the second quarter of 2012, compared with $1,900 for same period in 2011.  The provision in the second quarter of 2012 was negatively impacted by changes to the historical loss rates and changes made in the values assigned to qualitative factors utilized by management in the calculation of the ALL.  These changes accounted for approximately $248 of the increased provision during the second quarter of 2012.  Also, an additional specific impairment provision of $800 was recorded in the second quarter due to a collateral shortfall in one loan relationship.  The provision for loan losses was $2,930 for the first six months of 2012 compared to $2,950 for the same period in 2011.

•

Net charge-offs were $1,803 in the first six months of 2012, compared to $3,197 for the comparable period in 2011.  Net charge-offs for the second quarter of 2012 totaled $1,305, compared to $2,383 for the second quarter of 2012.  The Bank’s ratio of the ALL to total loans at June 30, 2012 was 3.45% compared to 2.98% at December 31, 2011 and 2.68% at June 30, 2011.

•

Net interest income of $7,469 for the six months ended June 30, 2012, decreased by 4% from the same period in 2011.  The net interest margin for the six months ended June 30, 2012 decreased to 3.34% from 3.37% for the same period in 2011.  The average yield on earning assets was 4.50% at June 30, 2012 compared to 4.83% for the six months ended June 30, 2011.  The cost of interest-bearing liabilities was 1.43% for the six months ended June 30, 2012 compared to 1.76% for the six months ended June 30, 2011.

•

Loans of $316,964 at June 30, 2012, decreased $12,899 from December 31, 2011.   Much of this decrease was the result of a continued lack of demand for loans in our market areas coupled with the regular pay downs and pay-offs of existing loans.  Increased competition for creditworthy borrowers is adversely impacting profits and causing the Bank to lose creditworthy borrowers because it cannot match the terms and interest rates offered by competitors.

•

Total deposits were $367,651 at June 30, 2012, down $13,969 from the year ended December 31, 2011, primarily due to seasonal fluctuations in noninterest-bearing demand deposits, decreased time deposits and the Company’s strategy to continue to reduce noncore funding sources.

•

Noninterest income for the six months ended June 30, 2012 was $1,934.  Excluding a legal settlement of $500 and a $55 loss on sale of investments in the first six months of 2011, noninterest income was $1,909 for the six months ended June 30, 2011.  The increase in the “core” noninterest income was due to increased mortgage banking income from the sales of residential real estate loans into the secondary market and an increase in other income from the recovery of loan fees from charged-off loans.  These increases were offset in part by a decline in service fees of $107 primarily due to a general decrease in the amount of NSF/overdraft fees resulting from regulatory changes under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

•

For the six months ended June 30, 2012, noninterest expense, excluding foreclosure/OREO expense and legal and professional fees, decreased $764, or 10%, to $6,930, compared to the same period in 2011, primarily due to decreased salaries and employee benefits, occupancy expenses, data processing costs, FDIC expense and marketing expenses, partially offset by a $50 increase in legal and professional fees.  The Company will continue to focus on expense control for the remainder of 2012.  Foreclosure/OREO expense was $549 for the first six months of 2012 compared to $171 for the same period in 2011, primarily due to valuation adjustments on OREO properties and net losses on the sales of various foreclosed OREO properties.

•

As of June 30, 2012, the Bank’s Tier One Capital Leverage ratio was 8.7% and Total Risk-Based Capital ratio was 14.4%, compared to 8.7% and 14.2%, respectively, at December 31, 2011.  The Company’s Tier One Capital Leverage ratio was 9.6% and Total Risk-Based Capital ratio was 15.7%, compared to 9.6% and 15.6%, respectively, at December 31, 2011.  All ratios are above the regulatory guidelines stipulated in the Bank’s and Company’s agreements with their primary regulators.

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

Comparison of six months ended June 30, 2012 versus June 30, 2011

The following table sets forth information regarding average balances, interest income, or interest expense, and the average rates earned or paid for each of the Company’s major asset, liability and stockholders’ equity categories for the six-month period ended June 30, 2012. Effective for 2012, interest income on tax-exempt securities has not been adjusted to reflect the tax equivalent basis, since the Company does not expect to realize all of the tax benefits associated with these securities.

Table 1:  Year-To-Date Net Interest Income Analysis

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/Expense	Yield/Rate	Balance	Income/Expense	Yield/Rate
	($ in thousands)
ASSETS
Earning Assets
Loans (1) (2) (3)	$ 326,904	$ 8,803	5.42%	$ 338,024	$ 9,538	5.69%
Investment securities:
Taxable	94,503	1,048	2.23%	92,487	1,329	2.90%
Tax-exempt (2)	11,941	184	3.10%	12,194	297	4.91%
Interest-bearing deposits in other financial institutions	10,412	12	0.23%	8	0	0.00%
Federal funds sold	2,395	2	0.17%	9,289	6	0.13%
Securities purchased under agreements to sell	0	0	0.00%	15,827	107	1.36%
Other interest-earning assets	3,568	24	1.35%	3,540	20	1.14%
Total earning assets	$ 449,723	$ 10,073	4.50%	$ 471,369	$ 11,297	4.83%
Cash and due from banks	$ 12,472			$ 7,529
Other assets	23,793			26,550
Allowance for loan losses	(10,016)			(9,163)
Total assets	$ 475,972			$ 496,285
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand	$ 38,391	$ 75	0.39%	$ 37,565	$ 89	0.48%
Savings deposits	123,407	401	0.65%	114,647	440	0.77%
Time deposits	144,329	1,212	1.69%	177,624	1,940	2.20%
Short-term borrowings	14,163	58	0.82%	10,254	52	1.02%
Long-term borrowings	34,951	757	4.36%	42,506	813	3.86%
Subordinated debentures	10,310	101	1.97%	10,310	90	1.76%
Total interest-bearing liabilities	$ 365,551	$ 2,604	1.43%	$ 392,906	$ 3,424	1.76%
Noninterest-bearing demand deposits	65,095			57,555
Other liabilities	2,919			2,744
Stockholders' equity	39,407			43,080
Total liabilities and stockholders' equity	$ 472,972			$ 496,285
Net interest income and rate spread		$ 7,469	3.07%		$ 7,873	3.07%
Net interest margin			3.34%			3.37%
(1) Nonaccrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense for the 2011 period.
(3) Interest income includes loan fees of $164 in 2012 and $163 in 2011.

Net interest income for the six months ended June 30, 2012, was $7,469, down from taxable-equivalent net interest income of $7,873 in the related 2011 period. The decrease in net interest income was primarily attributable to unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced  net interest income by $454) offset by a favorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities increased net interest income by $50).

The net interest margin for the first six months of 2012 was 3.34%, a decrease from 3.37% taxable-equivalent net interest margin in the related 2011 period.  Yields on earning assets have compressed year over year as elevated levels of liquidity have been reinvested in lower-yielding investment securities and interest-bearing deposits at other financial institutions as quality loan demand has been weak and levels of nonaccrual loans remain above historical averages.  The decline in yields was partially offset by the decline in the cost of interest-bearing deposits due to the reduction in interest rates.

For the six-month period ended June 30, 2012, the yield on earning assets of 4.50% was 33 basis points (“bps”) lower than the comparable period in 2011.  Loan yields decreased 27 bps, to 5.42%, impacted by levels of nonaccrual loans, lower loan yields given the repricing of adjustable rate loans, soft loan demand, and competitive pricing pressures to retain and/or obtain creditworthy borrowers.  The weighted-average yield on other earning assets decreased 58 bps to 2.08%, impacted by the Company’s excess liquidity position invested in lower-yielding assets resulting from soft loan demand.

The cost of interest-bearing liabilities of 1.43% for the first six months of 2012 was 33 bps lower than the related 2011 period.  The weighted-average cost of interest-bearing deposits was 1.11%, down 40 basis points from the prior-year period, while the weighted-average cost of wholesale funding (comprised of short-term borrowings and long-term borrowings) increased 3 bps to 3.34% for the six months ended June 30, 2012.  The Company’s outstanding $10,310 of subordinated debentures has a floating rate equal to the three-month LIBOR plus 1.43%, adjusted quarterly.  The interest rate at June 30, 2012 was 1.90%.

Average earning assets of $449,723 for the first six months of 2012 was $21,646 lower than the comparable period last year.   Average investment securities increased $1,763 to $106,444, reflecting the Company’s excess liquidity position invested in lower-yielding assets rather than loans.  Average loans decreased $11,120 to $326,904 as a result of soft loan demand, pay-offs, and charge-offs.  Overnight liquidity (comprised of interest-bearing deposits in other financial institutions, federal funds sold, and securities purchased under agreements to sell) decreased $12,317 to $12,807, due to the decrease in total average interest-bearing deposits and long-term borrowings.  Due to the reduced liquidity needs long-term borrowings have not been renewed as they mature.  Interest income in 2012 decreased $1,224 to $10,073.  $403 of such decrease was due to unfavorable volume changes and $821 was due to unfavorable rate changes.

Average interest-bearing liabilities of $365,551 for the first six months of 2012 were down $27,355 compared to the comparable 2011 period. Average interest-bearing deposits decreased $23,709 while noninterest-bearing deposits increased $7,540.  Total average borrowings decreased $3,646 to $49,114.

For the first six months of 2012, interest expense decreased $820.  $367 of such decrease was due to favorable rate changes and $453 was due to favorable volume changes.  Management continues to manage the liability side of the net interest margin by decreasing short-term deposit rates.

Table 2:  Volume/Rate Variance

Comparison of six months ended June 30, 2012 versus 2011
	Volume	Due to Rate (1)	Net
	($ in thousands)
Loans (2)	($315)	($420)	($735)
Taxable investments	29	(310)	(281)
Tax-exempt investments (2)	(6)	(107)	(113)
Interest-bearing deposits in other financial institutions	0	12	12
Federal funds sold	(4)	0	(4)
Securities purchased under agreements to sell	(107)	0	(107)
Other interest-earning assets	0	4	4
Total earning assets	(403)	(821)	(1,224)
Interest-bearing demand	2	(16)	(14)
Savings deposits	34	(73)	(39)
Time deposits	(364)	(364)	(728)
Short-term borrowings	20	(14)	6
Long-term borrowings	(145)	89	(56)
Subordinated debenture	0	11	11
Total interest-bearing liabilities	(453)	(367)	(820)
Net interest income	$ 50	($454)	($404)
(1) The change in interest due to both rate and volume has been allocated to rate.

(2)  The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense for the 2011 period.

Comparison of three months ended June 30, 2012 versus June 30, 2011

Table 3:  Quarterly Net Interest Income Analysis

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/Expense	Yield/Rate	Balance	Income/Expense	Yield/Rate
	($ in thousands)
ASSETS
Earning Assets
Loans (1) (2) (3)	$ 324,362	$ 4,351	5.40%	$ 336,330	$ 4,695	5.60%
Investment securities:
Taxable	93,987	499	2.14%	95,392	691	2.91%
Tax-exempt (2)	11,576	88	3.06%	12,282	149	4.87%
Interest-bearing deposits in other financial institutions	11,492	8	0.28%	8	0	0.00%
Federal funds sold	445	0	0.00%	7,036	2	0.11%
Securities purchased under agreements to sell	0	0	0.00%	11,802	40	1.36%
Other interest-earning assets	3,893	14	1.45%	3,467	9	1.04%
Total earning assets	$ 445,755	$ 4,960	4.48%	$ 466,317	$ 5,586	4.81%
Cash and due from banks	$ 12,966			$ 7,412
Other assets	23,552			26,499
Allowance for loan losses	(10,005)			(8,867)
Total assets	$ 472,268			$ 491,361
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand	$ 37,710	$ 33	0.35%	$ 34,682	$ 38	0.44%
Savings deposits	121,636	180	0.60%	113,628	221	0.78%
Time deposits	143,633	580	1.62%	174,992	926	2.12%
Short-term borrowings	12,897	23	0.72%	10,298	26	1.02%
Long-term borrowings	37,490	375	4.02%	42,451	408	3.86%
Subordinated debentures	10,310	50	1.95%	10,310	45	1.73%
Total interest-bearing liabilities	$ 363,676	$ 1,241	1.37%	$ 386,361	$ 1,664	1.73%
Noninterest-bearing demand deposits	66,343			59,557
Other liabilities	2,881			2,303
Stockholders' equity	39,369			43,140
Total liabilities and stockholders' equity	$ 472,268			$ 491,361
Net interest income and rate spread		$ 3,719	3.11%		$ 3,922	3.08%
Net interest margin			3.36%			3.37%
(1) Nonaccrual loans are included in the daily average loan balances outstanding.
(2) In 2011, the yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.
(3) Interest income includes loan fees of $94 in 2012 and $85 in 2011.

Net interest income for the second quarter of 2012 was $3,719, $203 lower than second quarter of 2011.  Unfavorable rate variances decreased net interest income by $163, while unfavorable volume variances decreased net interest income by $40.  The net interest margin for the second quarter ended June 30, 2012 was 3.36%, down from 3.37% in the comparable 2011 period.

Average earnings assets of $445,755 for the second quarter of 2012 were $20,562 lower than the comparable quarter last year.  Average investment securities decreased $2,111 to $105,563, while average loans decreased $11,968 to $324,362.  Overnight liquidity decreased $6,909 to $11,937, due to the decrease in total average interest-bearing liabilities.  On the funding side, average interest-bearing deposits of $302,979 were down $20,323, while average noninterest-bearing deposits increased $6,786 to $66,343 compared to the comparable 2011 period.  Total average borrowings decreased $2,362 to $50,387.

Table 4:  Volume/Rate Variance

Comparison of three months ended June 30, 2012 versus 2011
	Due to
	Volume	Rate	Net
	($ in thousands)
Loans (1)(2)	($167)	($177)	($344)
Taxable investments	(10)	(182)	(192)
Tax-exempt investments (2)	(9)	(52)	(61)
Interest-bearing deposits in other financial institutions	0	8	8
Federal funds sold	(2)	0	(2)
Securities purchased under agreements to sell	(40)	0	(40)
Other interest-earning assets	1	5	6
Total earning assets	(227)	(398)	(625)
Interest-bearing demand	3	(8)	(5)
Savings deposits	16	(57)	(41)
Time deposits	(165)	(181)	(346)
Short-term borrowings	7	(9)	(2)
Long-term borrowings	(48)	15	(33)
Subordinated debenture	0	5	5
Total interest-bearing liabilities	(187)	(235)	(422)
Net interest income	($40)	($163)	($203)
(1) Non-accrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense for the 2011 period.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2012 was $2,180, compared to $1,900 for the same period in 2011 primarily due to revisions to the ALL methodology in the second quarter of 2012 as well as a specific valuation allowance recorded for an individual loan relationship.  In consultation with banking regulators, during the second quarter of 2012, management changed various factors in the ALL allocation methodology including changes to the historical loss rates and values assigned to qualitative factors utilized in the calculation of the ALL.  These changes accounted for approximately $248 of the increased provision for loan loss recorded during the second quarter of 2012.  Also, an additional specific impairment provision of $800 was recorded in the second quarter due to collateral shortfall in one loan relationship.  The provision for loan losses for the first six months of 2012 was $2,930, compared to $2,950 for the same period in 2011.

Net charge-offs were $1,803 for the first six months of 2012, compared to $3,197 for the same period of 2011.  Net charge-offs for the second quarter of 2012 totaled $1,305, compared to $2,383 for the second quarter of 2012.  The level of charge-offs in 2011 were primarily due to management’s decision, made in consultation with the banking regulators, to charge-off certain impaired loans that were covered by specific reserve allocations identified in the ALL.  At June 30, 2012, the ALL was $10,943, an increase of $1,127 from December 31, 2011.  The ratio of the ALL to total loans was 3.45% and 2.98% at June 30, 2012 and December 31, 2011, respectively. Nonperforming loans at June 30, 2012, were, $11,680, compared to $11,215 at December 31, 2011, representing 3.68% and 3.40% of total loans, respectively.

The provision for loan losses is predominantly a function of the Company’s methodology and judgment as to qualitative and quantitative factors used to determine the adequacy of the ALL.  The adequacy of the ALL is affected by changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses.  We believe the provision and level of our ALL conforms to our policies and was adequate to cover anticipated and unexpected loan losses inherent in our loan portfolio as of June 30, 2012.  However, we may need to increase our provisions for loan losses in the future should the quality of the loan portfolio decline or other factors used to determine the ALL worsen.  Please refer to the discussion under “Allowance for Loan Losses” also included under Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information.

Noninterest Income

Table 5:  Noninterest Income

	Three months ended				Six months ended
	June 30,	June 30,			June 30,	June 30,
($ in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Service fees	$ 209	$ 252	($43)	(17%)	$ 398	$ 505	($107)	(21%)
Trust service fees	282	267	15	6%	553	533	20	4%
Investment product commissions	38	69	(31)	(45%)	76	113	(37)	(33%)
Mortgage banking	96	84	12	14%	272	233	39	17%
Loss on sale of investments	0	0	0	0%	0	(55)	55	(100%)
Other	324	260	64	25%	635	1,025	(390)	(38%)
Total noninterest income	$ 949	$ 932	$ 17	2%	$ 1,934	$ 2,354	($420)	(18%)

Comparison of six months ended June 30, 2012 versus June 30, 2011

Noninterest income for the first six months of 2012 was $1,934, down $420, or 18%, from the same period in 2011.

Excluding a legal settlement of $500, which is included in “Other” and a $55 loss on the sale of investments during the six months ended June 30, 2011, noninterest income increased $25 between related periods.

Service fees on deposit accounts for the first six months of 2012 were $398, down $107, or 21%, from the comparable period last year.  The decline in service fees was primarily due to a general decrease in the amount of NSF/overdraft fees resulting from regulatory changes under the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Core fee-based revenues are expected to remain depressed going forward due to these regulatory changes.

The Wealth Management Services Group generates trust service fees and investment product commissions. Wealth Management income was $553 for the first six months of 2012, relatively unchanged from the same period in 2011, primarily due to the level of assets under management, on which trust service fees are based, remaining relatively flat while the volume of investment product sales decreased.

Mortgage banking income represents income received from the sale of residential real estate loans into the secondary market.  Mortgage banking income for the first six months of 2012 was $272, compared to $233 for the same period in 2011.  This increase between the six months ended June 30, 2012 and 2011was primarily attributable to higher volume of loans sold to the secondary market.  Secondary mortgage production was $19,990 for the six months ended June 30, 2012, compared to $17,010 for the same period in 2011.

The Company recognized a $55 loss on the sale of investments in the first quarter 2011.  The security sales were executed in an effort to increase the credit quality of the Company’s investment portfolio.  There were no investment sales in the first six months of 2012.

In the first quarter of 2011 the Company received a $500 legal settlement, the details of which are subject to a confidentiality agreement.  Excluding this legal settlement, other operating income increased $110, or 21%, to $635 for the first six months of 2012 compared to $525 in the same period in 2011, primarily due to $43 of loan fees recovered from charged-off loans, $33 of loan prepayment penalties and $25 of ATM transaction fees and debit card interchange income earned in the first six months of 2012.

Comparison of three months ended June 30, 2012 versus June 30, 2011

Total noninterest income for the quarter ended June 30, 2012 was $949 compared to $932 during the June 30, 2011 quarter, an increase of $17, or 2%.  Second quarter 2012 noninterest income increased primarily due to increased trust service fees, mortgage banking income, loan prepayment penalties and ATM transaction fees and debit card interchange income.  Service fees continue to decline in 2012 as a result of the decrease in service fees due to the regulatory changes noted above.  Investment product sales decreased from the same period last year.

Noninterest Expense

Table 6:  Noninterest Expense

	Three months ended				Six months ended
	June 30,	June 30,			June 30,	June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	($ in thousands)				($ in thousands)
Salaries and employee benefits	$ 1,856	$ 2,096	(240)	(11%)	$ 3,854	$ 4,227	(373)	(9%)
Occupancy	413	426	(13)	(3%)	847	910	(63)	(7%)
Data processing	162	161	1	1%	316	334	(18)	(5%)
Foreclosure/OREO expense	312	129	183	142%	549	171	378	221%
Legal and professional fees	252	224	28	13%	441	391	50	13%
FDIC expense	257	285	(28)	(10%)	514	599	(85)	(14%)
Other	703	816	(113)	(14%)	1,399	1,624	(225)	(14%)
Total noninterest expense	$ 3,955	$ 4,137	(182)	(4%)	$ 7,920	$ 8,256	(336)	(4%)

Comparison of six months ended June 30, 2012 versus June 30, 2011

Total noninterest expense was $7,920 for the first six months of 2012, a decrease of $336, or 4%, compared to the first six months of 2011.  Excluding foreclosure/OREO expense and legal and professional fees, total noninterest expense decreased $764, or 10%.  The majority of the noninterest expense decrease was due to decreased salaries and employee benefits and marketing expenses.  The decreases were offset by increases in foreclosure/OREO expense and legal and professional fees related to asset quality issues.

Salaries and employee benefits of $3,854 for the first six months of 2012 decreased $373, or 9%, from the same period in 2011, primarily due to the decrease of full-time equivalent employees from 152 at June 30, 2011 to 140 at June 30, 2012.  Salaries have been frozen for 2012 and the sales referral program has been eliminated.  Occupancy expense decreased $63, or 7%, in the first six months of 2012, due to the decreased building maintenance, utility costs, and automobile expense,  due in part to the February 1, 2011 closing of the Bank’s branch located in Lake Tomahawk, Wisconsin as well as certain renegotiated contracts .  Data processing costs decreased $18, or 5%, due to decreased maintenance costs.

Foreclosure/OREO expense consist of OREO carrying costs (maintenance, utilities, real estate taxes), valuation adjustments against the OREO carrying value, and gains or losses from the sale of OREO.  Foreclosure/OREO expense increased $378 between the comparable six-month periods.  Foreclosure/OREO expense for the first six months of 2012 included $269 of valuation adjustments against the carrying costs of various foreclosed properties based on appraisals obtained during the period, compared to $108 in such valuation adjustments in the same period in 2011.  Net losses on the sale of foreclosed properties were $36 for the six months ended June 30, 2012 compared to net gains on the sale of foreclosed properties of $89 for the six months ended June 30, 2011.

Legal and professional fees of $441 increased $50, or 13%, primarily due to costs associated with problem loans, credit reviews or properties held in foreclosure.  The decrease in FDIC expense of $85 was primarily due to the decrease in the Bank’s average assets, which is the basis of the FDIC assessment calculation. Other operating expenses decreased $225 compared to the first six months of 2011, primarily due to a $177 decrease in marketing costs, which had been elevated in the 2011 period due to the introduction of a new deposit program at that time.

Comparison of three months ended June 30, 2012 versus June 30, 2011

Noninterest expense for the second quarter of 2012 decreased $182, or 4%, compared to the second quarter of 2011.  Excluding foreclosure/OREO expense and legal and professional fees, total noninterest expense decreased $393, or 10%.  Foreclosure/OREO expense of $312 increased $183, primarily due to $189 of valuation adjustments against the carrying costs of various foreclosed properties recorded in the second quarter 2012.  Legal and professional fees increased $28, primarily due to costs associated with problem loans, credit reviews or properties held in foreclosure.

Income Taxes

Under U.S. GAAP, The Company must periodically analyze its deferred tax asset to determine if a valuation allowance is required.  A valuation allowance is required to be recognized if it is “more likely than not” that such deferred tax assets will not be realized. In making that determination, management is required to evaluate both positive and negative evidence, including recent historical financial performance, forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions.  Based upon consideration of the available evidence, including historical losses, which must be treated as substantial negative evidence, and the potential of future taxable income, a $3,081 valuation allowance was determined to be necessary at December 31, 2011.  During the first six months of 2012, the Company determined an additional $1,149 valuation allowance was necessary due to continuing losses and general uncertainty surrounding future economic and business conditions.  Consequently, the Company now has a full valuation allowance against its existing net deferred tax assets.  The valuation allowance includes $1,098 recorded in accumulated other comprehensive loss, fully offsetting deferred taxes which were established for investment securities available-for-sale.

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

At June 30, 2012, the total carrying value of investment securities was $110,334, a decrease of $42 compared to December 31, 2011, representing 24% and 23% of total assets at June 30, 2012 and December 31, 2011, respectively.  Primarily due to continued soft loan demand and the general decrease in overall loans, the Company’s excess liquidity has continued to be invested in securities.

During 2010, the Company recognized OTTI write-downs of $412 on two corporate securities.  In the first three months of 2011, the company sold these OTTI securities, which resulted in net investment security losses of $55, and improved the credit quality within the investment portfolio.  As of June 30, 2012, the Company has determined that there are no securities that would be classified as OTTI in the investment portfolio.

Table 7:  Investments

		As of		As of
Investment Category	Rating	June 30, 2012		December 31, 2011
		Amount	%	Amount	%
	($ in thousands)
U.S. Treasury & Government Agencies Debt
	AAA	$ 13,280	100%	$ 18,808	100%
	Total	$ 13,280	100%	$ 18,808	100%
U.S. Treasury & Government Agencies Debt as % of Total Investment Portfolio			12%		17%
Mortgage-Backed Securities
	AAA	$ 72,681	100%	$ 67,588	100%
	AA3	0	0%	53	0%
	A1	40	0%	0	0%
	A+	12	0%	12	0%
	Total	$ 72,733	100%	$ 67,653	100%
Mortgage-Backed Securities as % of Total Investment Portfolio			66%		61%
Obligations of State and Political Subdivisions
	AAA	$ 503	2%	$ 0	0%
	Aa1	4,368	19%	3,457	15%
	Aa2	5,382	23%	5,704	25%
	AA3	3,347	14%	3,363	15%
	A1	953	4%	990	4%
	A2	135	1%	0	0%
	Baa2	333	1%	337	1%
	NR	8,316	36%	9,081	40%
	Total	$ 23,337	100%	$ 22,932	100%
Obligations of State and Political Subdivisions as % of Total Investment Portfolio			21%		21%
Corporate Debt and Equity Securities
	NR	$ 984	100%	$ 983	100%
	Total	$ 984	100%	$ 983	100%
Corporate Debt and Equity Securities as % of Total Investment Portfolio			1%		1%
Total Market Value of Securities Available-For-Sale		$ 110,334	100%	$ 110,376	100%

Obligations of States and Political Subdivisions (“municipal securities”):  At June 30, 2012 and December 31, 2011, municipal securities were $23,337 and $22,932, respectively, and represented 21% of total investment securities based on fair value.  The majority of municipal securities held are general obligations or essential service bonds.  Municipal bond insurance company downgrades have resulted in credit downgrades in certain municipal securities; however, it has been determined that due to the large number of small investments in these obligations, the Bank’s loss exposure on any particular obligation is minimal.  The municipal portfolio is evaluated periodically for credit risk by a third party.  As of June 30, 2012, the total fair value of municipal securities reflected a net unrealized gain of $1,333.

Mortgage-Backed Securities:  At June 30, 2012 and December 31, 2011, mortgage-related securities (which include predominantly mortgage-backed securities and collateralized mortgage obligations) were $72,733 and $67,653, respectively, and represented 66% and 61%, respectively, of total investment securities based on fair value.  The fair value of mortgage-related securities is subject to inherent risks based upon the future performance of the underlying collateral (mortgage loans) for these securities. Future performance may be impacted by prepayment risk and interest rate changes.

Corporate Debt and Equity Securities:  At June 30, 2012 and December 31, 2011, corporate debt securities were $984 and $983, respectively, and represented 1% of total investment securities based on fair value.  Corporate debt and equity securities include trust preferred debt securities, corporate bonds, and common equity securities.  Corporate debt and equity securities included two trust preferred securities of $800, and other securities of $184 and $183 at June 30, 2012 and December 31, 2011, respectively.  As of June 30, 2012, the interest payments on the two trust preferred securities were current.

FHLB Stock:  The Company had $1,712 and $2,306 of FHLB stock at June 30, 2012 and December 31, 2011, respectively.  On April 18, 2012 the FHLB announced that the consensual cease and desist order with its regulator was terminated immediately.  The FHLB can now declare quarterly dividends without the consent of its regulator, provided that: (i) the dividend payment is be at or below the average three-month LIBOR for that quarter; and (ii) the dividend will not result in the FHLB’s retained earnings to fall below their level at the previous year-end.  The FHLB also has the option to seek regulatory approval to pay a higher dividend, if warranted.  The Bank redeemed $594 of its excess FHLB capital stock in the first six months of 2012 and has been informed that the FHLB will continue to repurchase excess stock on a quarterly basis.

Loans

The Bank serves a diverse customer base throughout North Central Wisconsin, including the following industries: agriculture (primarily dairy), retail, manufacturing, service, resort properties, timber and businesses supporting the general building industry.  We continue to concentrate our efforts on originating loans in our local markets and assisting our current loan customers.  We are actively utilizing government loan programs such as those provided by the U.S. Small Business Administration, U.S. Department of Agriculture, and USDA Farm Service Agency to help these customers through current economic conditions and position their businesses for the future.

Total loans were $316,964 at June 30, 2012, a decrease of $12,899, or 4%, from December 31, 2011.  This decrease was primarily the result of  loan pay-offs, charge-offs, a continued lack of demand in our market areas from credit worthy borrowers and the regular pay downs of existing loans.

Table 8:  Loan Composition

	As of,
	June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	($ in thousands)
Commercial business	$ 40,926	13%	$ 44,927	14%	$ 41,347	12%	$ 41,756	12%	$ 43,987	13%
Commercial real estate	122,483	39%	123,792	38%	123,868	37%	128,929	37%	132,780	38%
Real estate construction	23,094	8%	24,828	8%	28,708	9%	28,842	9%	8,824	8%
Agricultural	45,462	14%	43,851	13%	45,351	14%	47,010	14%	46,990	14%
Real estate residential	80,487	25%	84,215	26%	85,614	26%	86,479	26%	85,965	25%
Installment	4,512	1%	4,388	1%	4,975	2%	5,134	2%	5,296	2%
Total loans	$ 316,964	100%	$ 326,001	100%	$ 329,863	100%	$ 338,150	100%	$ 343,842	100%
Owner occupied	$ 70,166	57%	$ 69,970	57%	$ 70,412	57%	$ 71,407	55%	$ 75,904	57%
Non-owner occupied	52,317	43%	53,822	43%	53,456	43%	57,522	45%	56,876	43%
Commercial real estate	$ 122,483	100%	$ 123,792	100%	$ 123,868	100%	$ 128,929	100%	$ 132,780	100%
1-4 family construction	$ 1,118	5%	$ 1,495	6%	$ 1,837	6%	$ 1,396	5%	$ 863	3%
All other construction	21,976	95%	23,333	94%	26,871	94%	27,446	95%	27,961	97%
Real estate construction	$ 23,094	100%	$ 24,828	100%	$ 28,708	100%	$ 28,842	100%	$ 28,824	100%

Commercial business, commercial real estate, real estate construction and agricultural loans comprise 74% of our loan portfolio at June 30, 2012.  Such loans are considered to have more inherent risk of default than residential mortgage or installment loans.  The commercial balance per borrower is typically larger than that for residential loans, implying higher potential losses on an individual customer basis.  Commercial loan growth throughout 2011 and 2012 has been negatively impacted by soft loan demand across all markets, the Company’s aggressive approach to recognizing risks associated with specific borrowers and the recognition of charge-offs on nonperforming loans in a timely manner.

Commercial business loans were $40,926 at June 30, 2012, a decrease of $421, or 1%, since year-end 2011, and comprised 13% of total loans.  The commercial business loan classification primarily consists of commercial loans to small businesses, multi-family residential income-producing real estate, and loans to municipalities. Loans of this type include a diverse range of industries. The credit risk related to commercial business loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any.

The commercial real estate classification primarily includes commercial-based mortgage loans that are secured by nonfarm/nonresidential real estate properties. Commercial real estate loans totaled $122,483 at June 30, 2012, a decrease of $1,385, or 1%, from December 31, 2011, primarily due to the amount of gross charge-offs taken in 2012.  Since 2011 lending in this segment has focused on loans that are secured by commercial income producing properties as opposed to speculative real estate development.  Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and overall relationship on an ongoing basis.

Real estate construction loans declined $5,614, or 20%, to $23,094, representing 8% of the total loan portfolio at June 30, 2012, primarily due to loan pay-offs and pay downs received from borrowers.  Loans in this classification provide financing for the acquisition or development of commercial income properties, multi-family residential development, and single-family consumer construction. The Company controls the credit risk on these types of loans by making loans in familiar markets, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances.

Agricultural loans totaled $45,462 at June 30, 2012 relatively unchanged from December 31, 2011, and represented 14% of the loan portfolio.  Loans in this classification include loans secured by farmland and financing for agricultural production.  Credit risk is managed by employing sound underwriting guidelines, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis.

Real estate residential loans totaled $80,487 at June 30, 2012, down $5,127, or 6%, from year-end 2011.  Residential mortgage loans include conventional first lien home mortgages and home equity loans.  Home equity loans consist of home equity lines, and term loans, some of which are first lien positions.  If the declines in market values that have occurred in the residential real estate markets in recent years worsen, particularly in our market area, the value of collateral securing our real estate loans could decline further, which could cause an increase in our provision for loan losses.  In light of the uncertainty that exists in the economy and credit markets, there can be no guarantee that we will not experience additional deterioration resulting from a downturn in credit performance by our residential real estate loan customers.   As part of its management of originating residential mortgage loans, nearly all of the Company’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights. At June 30, 2012, $913 of residential mortgages were being held for resale in the secondary market, compared to $2,163 at December 31, 2011.

Installment loans totaled $4,512 at June 30, 2012, down $463, or 9%, compared to December 31, 2011, and represented 1% of the loan portfolio.  The decline in aggregate installment loan balances is largely a result of the fact that the Company experiences extensive competition from local credit unions offering low rates on installment loans and therefore has directed resources toward more profitable lending segments.  Loans in this classification include short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early problem loan identification and remedial action to minimize losses, an adequate ALL, and sound nonaccrual and charge-off policies. An active credit risk management process is used for commercial loans to further ensure that sound and consistent credit decisions are made. The credit management process is regularly reviewed and the process has been modified over the past several years to further strengthen the controls and enhance the direct participation by the Bank’s Board Loan Committee in the credit process.

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

At June 30, 2012, the commercial real estate industry concentration exceeded 30% of total loans in the Company’s portfolio.

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

At June 30, 2012, the ALL was $10,943, compared to $9,816 at December 31, 2011.  The ALL as a percentage of total loans was 3.45% and 2.98% at June 30, 2012 and December 31, 2011, respectively.  The provision for loan losses for the first six months of 2012 was $2,930, compared to $2,950 for the first six months of 2011.  Net charge-offs were $1,803 for the six months ended June 30, 2012, compared to $3,197 for the comparable period in 2011.  In consultation with banking regulators, during the second quarter of 2012, management changed various factors in the ALL allocation methodology including changes to the historical loss rates and values assigned to qualitative factors utilized in the calculation of the ALL.  These changes accounted for approximately $248 of the increased provision for loan loss recorded during the second quarter of 2012.  Also, an additional specific impairment provision of $800 was recorded in the second quarter due to collateral shortfall in one loan relationship.

The allocation methodology used by the Company includes specific allocations for impaired loans evaluated individually for impairment and the remaining loan portfolio collectively evaluated for impairment primarily based on historical loss rates and other qualitative factors.  A specific reserve, for the estimated collateral shortfall, is established for all impaired loans.  Impaired loans now include all troubled debt-restructurings, and loans risk-rated as substandard and doubtful.  Management allocates the remaining loan portfolio into portfolio segments of similar risk profile and the risk of loss is based on the Bank’s historical loss specific to each loan portfolio segment.  The historic loss ratio is now calculated by dividing the portfolio segment’s 36-month average annual charge-offs for each portfolio segment by the three-year average balance.  Qualitative factors used to allocate each specific loan segment include, but not limited to, the following: (i) changes in lending policy and procedures; (ii) changes in economic and business conditions; (iii) changes in nature and volume of the loan portfolio; (iv) loan management; (v) volume of past due loans; (vi) changes in the value of underlying collateral; and (vii) loan concentrations.

The ALL was 94% and 88% of nonperforming loans at June 30, 2012 and December 31, 2011, respectively. Gross charge-offs were $2,003 for the first six months of 2012 compared to $3,440 for the first six months of 2011, while recoveries for the corresponding periods were $200 and $243, respectively. As a result, net charge-offs at June 30, 2012 were 0.40% of average loans, compared to 0.71% of average loans at June 30, 2011.  The decrease in net charge-offs of $1,394 was comprised of a $1,616 decreases in commercial real estate, real estate construction, and agricultural segments, offset in part by a $222 increase in commercial business, real estate residential, and installment loans.  Issues impacting asset quality included historically depressed economic factors, such as heightened unemployment, depressed commercial and residential real estate markets, volatile energy prices, and depressed consumer confidence. Declining collateral values have significantly contributed to our historically elevated levels of nonperforming loans, net charge-offs, and ALL.  The Company has been focused on implementing enhancements to the credit management process to address and enhance underwriting and risk-based pricing guidelines for commercial real estate and real estate construction lending, as well as on new home equity and residential mortgage loans, to reduce potential exposure within these portfolio segments.

The largest portion of the ALL at June 30, 2012 was allocated to commercial real estate loans and was $5,184, representing 47.4% of the ALL, an increase from 37.6% at year-end 2011. The increase in the amount allocated to commercial real estate was attributable to the increase in the level of nonaccrual and impaired loans in this category and the $1,262 increase in the related specific valuation allowance assigned to these loans.  The ALL allocated to commercial business loans was $1,056 at June 30, 2012, an increase of $52 from year-end 2011, and represented 9.7% of the ALL at June 30, 2012, compared to 10.2% at year-end 2011. The increase in the commercial business allocation was due to a $163 increase in the related specific valuation allowance assigned to these loans.  At June 30, 2012, the ALL allocated to real estate construction was $1,602, compared to $1,320 at December 31, 2011, representing 14.6% and 13.4% of the ALL at June 30, 2012 and December 31, 2011, respectively.  The allocation to real estate construction increased as the level of impaired loans in the category increased $944 from December 31, 2011.  The ALL allocation to agricultural loans decreased to 4.7% at June 30, 2012 from $1,139 at December 31, 2011.  Agricultural loans risk rated acceptable or better have improved since December 31, 2011.  The ALL allocation to real estate residential loans decreased to 22.6% at June 30, 2012, compared to 25.8% at December 31, 2011.  Real estate residential loans as a percent of the total loan portfolio decreased to 25% at June 30, 2012 down from 26% at December 31, 2011.  The ALL allocation to installment loans was 1.0% at June 30, 2012 compared to 1.4% at December 31, 2011.  Management performs ongoing intensive analyses of its loan portfolios to allow for early identification of customers experiencing financial difficulties, maintains prudent underwriting standards, understands the economy in its markets, and considers the trend of deterioration in loan quality in establishing the level of the ALL.

Consolidated net income and stockholders’ equity could be affected if management’s estimate of the ALL necessary to cover expected losses is subsequently materially different, requiring a change in the level of provision for loan losses to be recorded.  While management uses currently available information to recognize losses on loans, future adjustments to the ALL may be necessary based on newly received appraisals, updated commercial customer financial statements, rapidly deteriorating customer cash flow, and changes in economic conditions that affect our customers. As an integral part of their examination process, various federal and state regulatory agencies also review the ALL. Such agencies may require additions to the ALL or may require that certain loan balances be charged-off or downgraded into criticized loan categories when their credit evaluations differ from those of management based on their judgments about information available to them at the time of their examination.

Table 9:  Loan Loss Experience

	For the Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
			($ in thousands)
Allowance for loan losses:
Balance at beginning of period	$ 10,068	$ 9,816	$ 9,282	$ 9,224	$ 9,707
Loans charged-off:
Commercial business	25	165	73	62	35
Commercial real estate	715	280	149	479	955
Real estate construction	106	28	146	28	901
Agricultural	3	10	1	123	108
Total commercial	849	483	369	692	1,999
Real estate residential	491	155	212	244	460
Installment	11	14	1	30	15
Total loans charged-off	1,351	652	582	966	2,474
Recoveries of loans previously charged-off:
Commercial business	3	6	3	19	6
Commercial real estate	23	62	3	53	19
Real estate construction	0	5	120	5	9
Agricultural	3	67	(17)	34	19
Total commercial	29	140	109	111	53
Real estate residential	7	9	60	6	26
Installment	10	5	47	7	12
Total recoveries	46	154	216	124	91
Total net charge-offs	1,305	498	366	842	2,383
Provision for loan losses	2,180	750	900	900	1,900
Balance at end of period	$ 10,943	$ 10,068	$ 9,816	$ 9,282	$ 9,224
Ratios at end of period:
Allowance for loan losses to total loans	3.45%	3.09%	2.98%	2.74%	2.68%
Allowance for loan losses to net charge-offs	8.4x	20.2x	26.8x	11.0x	3.9x
Net charge-offs to average loans	0.40%	0.15%	0.11%	0.25%	0.71%
Net loan charge-offs (recoveries):
Commercial business	$ 22	$ 159	$ 70	$ 43	$ 29
Commercial real estate	692	218	146	426	936
Real estate construction	106	23	26	23	892
Agricultural	0	(57)	18	89	89
Total commercial	820	343	260	581	1,946
Real estate residential	484	146	152	238	434
Installment	1	9	(46)	23	3
Total net charge-offs	$ 1,305	$ 498	$ 366	$ 842	$ 2,383
Commercial Real Estate and Construction net charge-off detail:
Owner occupied	$ 374	$ 216	$ 146	$ 411	$ 657
Non-owner occupied	318	2	0	15	279
Commercial real estate	$ 692	$ 218	$ 146	$ 426	$ 936
1-4 family construction	$ 0	$ 0	$ 0	$ 0	$ 0
All other construction	106	23	26	23	901
Real estate construction	$ 106	$ 23	$ 26	$ 23	$ 901

The allocation of the ALL is based on our estimate of loss exposure by category of loans shown in Table 10.

Table 10: Allocation of the ALL

($ in thousands)	June 30, 2012	% of Loan Type to Total Loans	March 31, 2012	% of Loan Type to Total Loans	December 31, 2011	% of Loan Type to Total Loans	September 30, 2011	% of Loan Type to Total Loans	June 30, 2011	% of Loan Type to Total Loans
ALL allocation:
Commercial business	$ 1,056	13%	$ 834	14%	$ 1,004	12%	$ 935	12%	$ 782	13%
Commercial real estate	5,184	39%	3,984	38%	3,685	37%	3,368	37%	3,801	38%
Real estate construction	1,602	8%	1,073	8%	1,320	9%	1,309	9%	1,184	8%
Agricultural	513	14%	1,069	13%	1,139	14%	1,251	14%	1,234	14%
Total commercial	8,355	74%	6,960	73%	7,148	72%	6,863	72%	7,001	73%
Real estate residential	2,477	25%	3,009	26%	2,530	26%	2,299	26%	2,096	25%
Installment	111	1%	99	1%	138	2%	120	2%	127	2%
Total allowance for loan losses	$ 10,943	100%	$ 10,068	100%	$ 9,816	100%	$ 9,282	100%	$ 9,224	100%
ALL category as a percent of total ALL:
Commercial business	9.7%		8.3%		10.2%		10.1%		8.5%
Commercial real estate	47.4%		39.6%		37.6%		36.2%		41.2%
Real estate construction	14.6%		10.7%		13.4%		14.1%		12.8%
Agricultural	4.7%		10.6%		11.6%		13.5%		13.4%
Total commercial	76.4%		69.2%		72.8%		73.9%		75.9%
Real estate residential	22.6%		29.8%		25.8%		24.8%		22.7%
Installment	1.0%		1.0%		1.4%		1.3%		1.4%
Total allowance for loan losses	100.0%		100.0%		100.0%		100.0%		100.0%

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

Nonaccrual loans were $11,644 at June 30, 2012, compared to $11,194 at year-end 2011.  Total nonaccrual loans have increased $450, or 4%, since year-end 2011.

At June 30, 2012, the Company had total restructured loans of $14,331, which consisted of $10,196  performing in accordance with their modified terms and $4,135 classified as nonaccrual, compared to total restructured loans of $12,887 which consisted of $7,541 performing in accordance with their modified terms and $5,346 classified as nonaccrual at December 31, 2011.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALL. Potential problem loans are generally defined by management to include performing loans rated as substandard by management, but having circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Company expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. Potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. Effective June 30, 2012, management now classifies all potential problem loans as impaired loans in the ALL calculation.  At December 31, 2011 potential problem loans totaled $23,124.  Identifying potential problem loans requires a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by the Company’s customers and on underlying real estate values.

Table 11:  Nonperforming Loans and OREO

			As of
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	($ in thousands)
Nonaccrual loans not considered impaired:
Commercial	$ 4,722	$ 1,003	$ 1,937	$ 5,693	$ 3,637
Agricultural	83	0	30	91	355
Real estate residential	2,704	531	1,447	685	1,688
Installment	0	10	5	6	1
Total nonaccrual loans not considered impaired	7,509	1,544	3,419	6,475	5,681
Nonaccrual loans considered impaired:
Commercial	1,806	4,718	5,392	5,205	7,153
Agricultural	227	322	104	316	252
Real estate residential	2,102	3,220	2,279	2,611	1,679
Installment	0	0	0	0	0
Total nonaccrual loans considered impaired	4,135	8,260	7,775	8,132	9,084
Accruing loans past due 90 days or more	36	13	21	0	59
Total nonperforming loans	11,680	9,817	11,215	14,607	14,824
OREO	4,707	4,164	4,404	5,108	4,225
Other repossessed assets	0	0	60	0	6
Total nonperforming assets (1)	$ 16,387	$ 13,981	$ 15,679	$ 19,715	$ 19,055
Restructured loans accruing
Commercial	$ 9,120	$ 9,165	$ 5,908	$ 4,586	$ 2,720
Agricultural	371	194	201	0	18
Real estate residential	687	1,991	1,411	1,415	1,201
Installment	18	19	21	22	0
Total restructured loans accruing	$ 10,196	$ 11,369	$ 7,541	$ 6,023	$ 3,939
RATIOS
Nonperforming loans to total loans	3.68%	3.01%	3.40%	4.32%	4.31%
Nonperforming assets to total loans plus OREO	5.09%	4.23%	4.69%	5.74%	5.47%
Nonperforming assets to total assets	3.53%	2.89%	3.21%	3.99%	3.92%
ALL to nonperforming loans	93.69%	102.56%	87.53%	63.54%	62.22%
ALL to total loans at end of period	3.45%	3.09%	2.98%	2.74%	2.68%
Nonperforming loans by type:
Commercial business	$ 193	$ 375	$ 734	$ 765	$ 772
Commercial real estate (CRE)	5,442	4,208	134	6,904	7,820
Real estate construction	917	1,142	4,076	3,229	2,198
Total commercial	6,552	5,725	4,944	10,898	10,790
Agricultural	310	322	2,519	407	607
Real estate residential	4,806	3,751	3,726	3,296	3,367
Installment	12	19	26	6	60
Total nonperforming loans	11,680	9,817	11,215	14,607	14,824
Commercial real estate owned	4,092	4,011	4,116	4,861	3,904
Real estate residential owned	615	153	288	247	321
Total OREO	4,707	4,164	4,404	5,108	4,225
Other repossessed assets	0	0	60	0	6
Total nonperforming assets	$ 16,387	$ 13,981	$ 15,679	$ 19,715	$ 19,055
CRE and construction nonperforming loan detail:
Owner occupied	$ 2,483	$ 2,607	$ 2,697	$ 2,848	$ 5,019
Non-owner occupied	2,959	1,601	1,379	4,056	2,801
Commercial real estate	$ 5,442	$ 4,208	$ 4,076	$ 6,904	$ 7,820
1-4 family construction	$ 0	$ 0	$ 0	$ 0	$ 0
All other construction	917	1,142	2,519	3,229	2,198
Real estate construction	$ 917	$ 1,142	$ 2,519	$ 3,229	$ 2,198

(1) Beginning in 2012, the Company excluded restructured loans accruing interest from its definition of nonperforming loans.  The definition of nonperforming assets now consists of  nonaccrual loans, loans past due 90 days or more and still accruing interest, other real estate owned and other repossessed assets.  As a result, certain prior period reclassifications and disclosures have been made to conform to the new definition.

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

At June 30, 2012 total deposits were $367,651, down $13,969 from year-end 2011, primarily due to seasonal fluctuations in noninterest-bearing demand deposits, decreased time deposits, and the Company’s strategy to continue to reduce noncore funding sources.

Time deposits were $127,579 at June 30, 2012, down $8,561 from year-end 2011, as the Company has not been as aggressive in bidding for municipal funds and customers have moved time deposits into liquid, short-term, non-maturing deposits as time deposit rates have decreased to levels relative to certain non-maturity deposit accounts.

Due to the reduced liquidity needs brokered certificate of deposits have not been renewed as they mature.

Table 12:  Deposit Distribution

	June 30,	% of	December 31,	% of
	2012	Total	2011	Total
	($ in thousands)
Noninterest-bearing demand deposits	$ 67,815	19%	$ 70,790	19%
Interest-bearing demand deposits	37,855	10%	39,160	10%
Savings deposits	122,399	33%	120,513	32%
Time deposits	127,579	35%	136,140	35%
Brokered certificates of deposit	12,003	3%	15,017	4%
Total	$ 367,651	100%	$ 381,620	100%

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

Table 13:  Contractual Obligations

	Payments due by period
	Total	< 1year	1-3 years	3-5 years	> 5 years
			($ in thousands)
Subordinated debentures	$ 10,310	$ 0	$ 0	$ 0	$ 10,310
Other long-term borrowings	10,000	0	10,000	0	0
FHLB borrowings	26,061	2,000	21,061	3,000	0
Total long-term borrowing obligations	$ 46,371	$ 2,000	$ 31,061	$ 3,000	$ 10,310

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

While dividends and service fees from the Bank and proceeds from the issuance of capital have historically been the primary funding sources for the Company, these sources could be limited or costly (such as by regulation increasing the capital needs of the Bank, or by limited appetite for new sales of Company stock).  No dividends have been received in cash from the Bank since 2006.  Also, as discussed in the “Capital” section, the Company’s written agreement with the Federal Reserve Bank of Minneapolis (the “Federal Reserve Bank”) and the Bank’s written agreement with the FDIC and WDFI places restrictions on the payment of dividends from the Bank to the Company without prior approval from our regulators.  The Company’s written agreement with the Federal Reserve Bank also requires the written consent of the Federal Reserve Bank to pay dividends to the Company’s stockholders.  We are also prohibited from paying dividends on our common stock if we fail to make distributions or required payments on the Company’s junior subordinated debentures or on the TARP Preferred Stock (as defined under “Capital” below). In consultation with the Federal Reserve, on May 12, 2011, the Company exercised its rights to suspend dividends on the outstanding TARP Preferred Stock and has also elected to defer interest on the junior subordinated debentures.

Investment securities are an important tool to the Company’s liquidity objective.  All investment securities are classified as available-for-sale and are reported at fair value on the consolidated balance sheet.  Approximately $68,534 of the $110,334 investment securities portfolio on hand at June 30, 2012, were pledged to secure public deposits, short-term borrowings, and for other purposes as required by law.  The majority of the remaining securities could be sold to enhance liquidity, if necessary.

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

Other funding sources for the Bank are in the form of short-term borrowings (corporate repurchase agreements and federal funds purchased) and long-term borrowings.  Short-term borrowings can be reissued and do not represent an immediate need for cash.  Long-term borrowings are used for asset/liability matching purposes and to access more favorable interest rates than deposits.  The Bank's liquidity resources were sufficient as of June 30, 2012 to fund our loans and to meet other cash needs when necessary.

At June 30, 2012 and December 31, 2011, the Company held $2,587 and $2,743, respectively, in total cash and due from banks on an unconsolidated basis.  The Bank Holding Company Act of 1956, as amended, requires that “a bank holding company shall serve as a source of financial and managerial strength to its subsidiary banks and shall not conduct its operations in an unsafe or unsound manner.”  Pursuant to this mandate, the Company has continued to monitor the capital strength and liquidity of the Bank.

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

As of June 30, 2012 and December 31, 2011, the Tier 1 Risk-Based Capital ratio, Total Risk-Based Capital (Tier 1 and Tier 2) ratio, and Tier 1 Leverage ratio for the Company and Bank were in excess of regulatory minimum requirements, as well as the heightened requirements as set forth in the Bank’s Agreement with the FDIC and WDFI.  The federal bank regulatory agencies recently issued joint proposed rules that would implement an international capital accord called “Basel III,” developed by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors.  The proposed rules would apply to all depository organizations in the United States and most of their parent companies and would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk-weightings of certain assets for the purposes of calculating certain capital ratios.  The proposed changes, if implemented, would be phased in from 2013 through 2019.  Management is currently assessing the effect of the proposed rules on the Company and the Bank's capital position.  Various banking associations and industry groups are providing comments on the proposed rules to the regulators and it is unclear when the final rules will be adopted and what changes, if any, may be made to the proposed rules.

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

In the second quarter of 2012, the Treasury announced its intention to exit the remaining banking investments made through the CPP by (i) repayments, (ii) restructurings, or (iii) sales to third parties through individual sales or pooling smaller investments into auction pools.  The Company has until October 9, 2012 to opt-out of the potential pooled auction, with regulatory approval,  by making a bid to repurchase all remaining outstanding TARP Preferred Stock or designated another party to do so.

A summary of the Company’s and the Bank’s regulatory capital ratios as of June 30, 2012 and December 31, 2011 are as follows:

Table14:  Capital Ratios

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			($ in thousands)
June 30, 2012
Mid-Wisconsin Financial Services, Inc.
Tier 1 to average assets	$ 45,040	9.6%	$ 18,824	4.0%
Tier 1 risk-based capital ratio	45,040	14.4%	12,504	4.0%
Total risk-based capital ratios	49,034	15.7%	25,009	8.0%
Mid-Wisconsin Bank
Tier 1 to average assets	$ 40,616	8.7%	$ 18,692	4.0%	$ 39,720	8.5%
Tier 1 risk-based capital ratio	40,616	13.1%	12,418	4.0%	18,628	6.0%
Total risk-based capital ratios	44,573	14.4%	24,837	8.0%	37,255	12.0%

December 31, 2011
Mid-Wisconsin Financial Services, Inc.
Tier 1 to average assets	$ 46,729	9.6%	$ 19,396	4.0%
Tier 1 risk-based capital ratio	46,729	14.3%	13,071	4.0%
Total risk-based capital ratios	50,884	15.6%	26,142	8.0%
Mid-Wisconsin Bank
Tier 1 to average assets	$ 41,736	8.7%	$ 19,261	4.0%	$ 40,929	8.5%
Tier 1 risk-based capital ratio	41,736	12.9%	12,946	4.0%	19,419	6.0%
Total risk-based capital ratios	45,853	14.2%	25,891	8.0%	38,837	12.0%

The Company’s ability to pay dividends depends in part upon the receipt of dividends from the Bank and these dividends are subject to limitation under banking laws and regulations. Pursuant to the agreement with the FDIC and WDFI, the Bank needs the written consent of the regulators to pay dividends to the Company.  The Bank has not paid dividends to the Company since 2006.  In consultation with the Federal Reserve Bank, on May 12, 2011, the Company exercised its rights to suspend dividends on the outstanding TARP Preferred Stock and has also elected to defer interest on its junior subordinated debentures.  Under the terms of its junior subordinated debentures, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amount will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the TARP Preferred Stock.  Dividend payments on the TARP Preferred Stock may be deferred without default, but the dividend is cumulative and therefore will continue to accrue and, if the Company fails to pay dividends for an aggregate of six quarters, whether or not consecutive, the holder will have the right to appoint representatives to the Company’s board of directors. As of June 30, 2012, the Company has deferred dividends on its TARP Preferred Stock for five quarters.  In accordance with the CPP agreement, the Treasury has requested to send one of its officials to attend the Company’s August 2012 board of directors meeting to determine whether or how to exercise its right to appoint a representative from the Treasury to the Company’s board of directors if the August 15, 2012 TARP Preferred Stock dividend is also deferred.

The terms of the TARP Preferred Stock also prevent the Company from paying cash dividends on or repurchasing its common stock while dividends are in arrears.  Therefore, the Company will not be able to pay dividends on its common stock until it has fully paid all accrued and unpaid dividends on its junior subordinated debentures and the TARP Preferred Stock.  On June 30, 2012, the Company had $772 accrued and unpaid dividends on the TARP Preferred Stock and $247 accrued and unpaid interest due on its junior subordinated debentures.

Table 15: Summary Results of Operations

($ in thousands, except per share data)

		Three Months Ended,
	June 30,	March 31,	December 31,	September 30,	June 30,
	2012	2012	2011	2011	2011
Results of operations:
Interest income	$ 4,960	$ 5,113	$ 5,507	$ 5,368	$ 5,519
Interest expense	1,241	1,363	1,467	1,594	1,663
Net interest income	3,719	3,750	4,040	3,774	3,856
Provision for loan losses	2,180	750	900	900	1,900
Net interest income after provision for loan losses	1,539	3,000	3,140	2,874	1,956
Noninterest income	949	985	1,018	915	932
Noninterest expenses	3,955	3,964	4,747	4,184	4,137
Income (loss) before income taxes	(1,467)	21	(589)	(395)	(1,249)
Income tax expense (benefit)	1,149	0	2,622	(209)	(549)
Net income (loss)	(2,616)	21	(3,211)	(186)	(700)
Preferred stock dividends, discount, and premium	(162)	(162)	(162)	(160)	(162)
Net loss available to common equity	($2,778)	($141)	($3,373)	($346)	($862)
Loss per common share:
Basic and diluted	($1.67)	($0.09)	($2.04)	($0.21)	($0.52)
Cash dividends per common share	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Weighted average common shares outstanding:
Basic and diluted	1,657	1,657	1,653	1,654	1,653
SELECTED FINANCIAL DATA
Period-End Balances:
Loans	$ 316,964	$ 326,001	$ 329,863	$ 338,150	$ 343,842
Total assets	464,684	483,095	488,176	494,085	487,959
Deposits	367,651	376,888	381,620	385,973	379,785
Stockholders' equity	36,688	39,290	39,513	43,085	43,070
Book value per common share	$ 15.91	$ 17.50	$ 17.65	$ 19.84	$ 19.86
Average Balance Sheet
Loans	$ 324,362	$ 329,446	$ 336,074	$ 342,285	$ 336,330
Total assets	472,268	479,679	487,637	495,270	491,361
Deposits	369,322	373,122	377,118	385,037	382,859
Short-term borrowings	12,897	15,430	14,487	14,078	10,298
Long-term borrowings	37,490	38,412	40,061	40,061	42,451
Stockholders' equity	39,369	39,445	42,726	43,010	43,140
Financial Ratios:
Return on average equity	(28.38%)	(1.44%)	(31.32%)	(3.20%)	(8.01%)
Return on average common equity	(38.45%)	(1.94%)	(10.39%)	(4.19%)	(10.53%)
Average equity to average assets	8.34%	8.22%	8.76%	8.68%	8.78%
Common equity to average assets	6.15%	6.04%	6.00%	6.63%	6.69%
Net interest margin (1)	3.36%	3.38%	3.52%	3.25%	3.37%
Total risk-based capital	15.68%	15.86%	15.57%	15.39%	15.36%
Net charge-offs to average loans	0.40%	0.15%	0.11%	0.25%	0.71%
Nonperforming loans to total loans	3.68%	3.01%	3.40%	4.32%	4.31%
Efficiency ratio (1)	83.66%	83.51%	92.65%	87.98%	85.21%
Net interest income to average assets (1)	0.79%	0.78%	0.83%	0.76%	0.78%
Noninterest income to average assets	0.20%	0.21%	0.21%	0.18%	0.19%
Noninterest expenses to average assets	0.84%	0.83%	0.97%	0.84%	0.84%
Stock Price Information (2)
High	$ 6.50	$ 3.50	$ 5.00	$ 8.00	$ 10.00
Low	3.10	3.10	3.50	4.75	7.77
Market price at quarter end	6.00	3.10	3.50	4.75	7.77

(1) For 2011, the yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a federal tax rate of 34%
and excluding disallowed interest expense. Effective for 2012, interest income on tax-exempt loans and investment securities has not been adjusted to reflect the tax equivalent basis, since the Company does not expect to realize all of the tax benefits associated with these loans and investment securities due to the operating results incurred.
(2) Bid price

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934,   as amended (the “Exchange Act”), and is not required to provide the information under this item.

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

There were no changes in the internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We may be involved from time to time in various routine legal proceedings incidental to our business. We do not believe there are any threatened or pending legal proceedings against us or our subsidiaries that, if determined adversely, would have a material adverse effect on our results of operations or financial condition.

ITEM 1A.  RISK FACTORS

There have been no material risks and uncertainties described in Part I, Item 1A. Risk Factors in the Company’s 2011 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As previously disclosed, the Company decided to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its trust preferred securities and to suspend quarterly cash dividend payments on its TARP Preferred Stock. Therefore, the Company is currently in arrears with the dividend payments on the TARP Preferred Stock and interest payments on the junior subordinated debentures as permitted by their respective terms. On June 30, 2012, the Company had $772 accrued and unpaid dividends on the TARP Preferred Stock and $247 accrued and unpaid interest due on its junior subordinated debentures.

ITEM 4.  MINE SAFTEY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

Exhibit

Number

Description

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a)

31.2

Certification of Principal Accounting Officer (principal financial officer) pursuant to Rule 13a-14(a)/ Rule 15d-14(a)

32.1

Certification of Principal Executive Officer and Principal Accounting Officer (principal financial officer) pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three months and six months ended June 30, 2012 and June 30, 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2012 and June 30, 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2012 and June 30, 2011; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011; and (vi) Notes to Consolidated Financial Statements.

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  August 14, 2012

/s/ SCOT G. THOMPSON

Scot G. Thompson

Principal Executive Officer

Date:   August 14, 2012

/s/ RHONDA R. KELLEY

Rhonda R. Kelley

Principal Accounting Officer

EXHIBIT INDEX

to

FORM 10-Q

of

MID-WISCONSIN FINANCIAL SERVICES, INC.

for the quarterly period ended June 30, 2012

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three months and six months ended June 30, 2012 and June 30, 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2012 and June 30, 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2012 and June 30, 2011; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011; and (vi) Notes to Consolidated Financial Statements.

.

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.