Form 10-Q
period 2012-09-30
MID WISCONSIN FINANCIAL SERVICES INC
filed 2012-11-06
CIK 785024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                                                                     --------------------

FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                     Yes  ☐            No  ☒

As of November 2, 2012 there were 1,657,119 shares of $0.10 par value common stock outstanding.

MID-WISCONSIN FINANCIAL SERVICES, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements:

Mid-Wisconsin Financial Services, Inc. and Subsidiary
Consolidated Balance Sheets
(In thousands, except per share data)
	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$ 11,896	$ 18,278
Interest-bearing deposits in other financial institutions	21,042	10
Federal funds sold and securities purchased under agreements to sell	414	13,072
Investment securities available-for-sale, at fair value	110,335	110,376
Loans held for sale	2,287	2,163
Loans	307,589	329,863
Less: Allowance for loan losses	(10,529)	(9,816)
Loans, net	297,060	320,047
Accrued interest receivable	1,635	1,640
Premises and equipment, net	7,582	7,943
Other investments, at cost	1,613	2,616
Other real estate owned	4,472	4,404
Net deferred tax asset	0	1,179
Other assets	5,726	6,448
Total assets	$ 464,062	$ 488,176
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$ 71,071	$ 70,790
Interest-bearing deposits	293,333	310,830
Total deposits	364,404	381,620
Short-term borrowings	13,167	13,655
Long-term borrowings	36,061	40,061
Subordinated debentures	10,310	10,310
Accrued interest payable	805	878
Accrued expenses and other liabilities	2,386	2,139
Total liabilities	427,133	448,663
Stockholders' equity:
Series A preferred stock	9,832	9,745
Series B preferred stock	517	526
Common stock	166	166
Additional paid-in capital	11,945	11,945
Retained earnings	12,825	15,526
Accumulated other comprehensive income	1,644	1,605
Total stockholders' equity	36,929	39,513
Total liabilities and stockholders' equity	$ 464,062	$ 488,176
Series A preferred stock authorized (no par value)	10,000	10,000
Series A preferred stock issued and outstanding	10,000	10,000
Series B preferred stock authorized (no par value)	500	500
Series B preferred stock issued and outstanding	500	500
Common stock authorized (par value $0.10 per share)	6,000,000	6,000,000
Common stock issued and outstanding	1,657,119	1,657,119
The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

	Mid-Wisconsin Financial Services, Inc. and Subsidiary
	Consolidated Statements of Operations
	(In thousands, except per share data)
	(Unaudited)
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Interest Income
Loans, including fees	$ 4,160	$ 4,598	$ 12,964	$ 14,100
Securities:
Taxable	491	651	1,539	1,980
Tax-exempt	89	102	273	303
Other	23	17	60	149
Total interest income	4,763	5,368	14,836	16,532
Interest Expense
Deposits	636	1,104	2,324	3,573
Short-term borrowings	10	35	68	87
Long-term borrowings	372	410	1,129	1,223
Subordinated debentures	49	45	150	135
Total interest expense	1,067	1,594	3,671	5,018
Net interest income	3,696	3,774	11,165	11,514
Provision for loan losses	750	900	3,680	3,850
Net interest income after provision for loan losses	2,946	2,874	7,485	7,664
Noninterest Income
Service fees	235	226	633	731
Trust service fees	270	270	823	803
Investment product commissions	55	47	131	160
Mortgage banking	104	94	376	327
Loss on sale of investments	0	0	0	(55)
Other	313	278	948	1,303
Total noninterest income	977	915	2,911	3,269
Noninterest Expense
Salaries and employee benefits	1,815	2,133	5,669	6,360
Occupancy	391	432	1,238	1,342
Data processing	161	167	477	501
Foreclosure/OREO expense	119	261	668	432
Legal and professional fees	227	219	668	610
FDIC expense	253	263	767	862
Other	573	709	1,971	2,333
Total noninterest expense	3,539	4,184	11,458	12,440
Income (loss) before income taxes	384	(395)	(1,062)	(1,507)
Income tax (benefit) expense	3	(209)	1,152	(761)
Net income (loss)	$ 381	($186)	($2,214)	($746)
Preferred stock dividends, discount and premium	(163)	(160)	(487)	(482)
Net income (loss) available to common equity	$ 218	($346)	($2,701)	($1,228)
Income (loss) per common share:
Basic and diluted	$ 0.13	($0.21)	($1.63)	($0.74)
Cash dividends declared per common share	$ 0.00	$ 0.00	$ 0.00	$ 0.00
The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

	Mid-Wisconsin Financial Services, Inc. and Subsidiary
	Consolidated Statements of Comprehensive Income (Loss)
	(In thousands)
	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$ 381	($186)	($2,214)	($746)
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized gains (losses)	(8)	540	64	2,081
Reclassification adjustment for net losses realized in earnings	0	0	0	33
Income tax benefit (expense)	4	(216)	(25)	(882)
Total other comprehensive income (loss) net of tax	(4)	324	39	1,232
Comprehensive income (loss)	$ 377	$ 138	($2,175)	$ 486
The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

Mid-Wisconsin Financial Services, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(Unaudited)
							Accumulated Other
	Preferred Stock		Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Income	Totals
Balance, December 31, 2010	10.5	$ 10,172	1,652	$ 165	$ 11,916	$ 20,127	$ 590	$ 42,970
Comprehensive income:
Net loss						(746)		(746)
Other comprehensive income							1,232	1,232
Comprehensive income								486
Accretion of preferred stock dividend		82				(82)		0
Amortization of preferred stock premium		(8)				8		0
Issuance of common stock:
Proceeds from stock purchase plans			3	0	21			21
Accrued and unpaid dividends - Preferred stock						(408)		(408)
Stock-based compensation					16			16
Balance, September 30, 2011	10.5	$ 10,246	1,655	$ 165	$ 11,953	$ 18,899	$ 1,822	43,085

							Accumulated Other
	Preferred Stock		Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Income	Totals
Balance, December 31, 2011	10.5	$ 10,271	1,657	$ 166	$ 11,945	$ 15,526	$ 1,605	$ 39,513
Comprehensive loss:
Net loss						(2,214)		(2,214)
Other comprehensive income							39	39
Comprehensive loss								(2,175)
Accretion of preferred stock dividend		87				(87)		0
Amortization of preferred stock premium		(9)				9		0
Accrued and unpaid dividends - Preferred stock						(409)		(409)
Balance, September 30, 2012	10.5	$ 10,349	1,657	$ 166	$ 11,945	$ 12,825	$ 1,644	36,929
The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

ITEM 1.  Financial Statements Continued:

	Mid-Wisconsin Financial Services, Inc. and Subsidiary
	Consolidated Statements of Cash Flows
	(In thousands)
	(Unaudited)
	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Cash flows from operating activities:
Net loss	($2,214)	($746)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	705	815
Provision for loan losses	3,680	3,850
Provision for valuation allowance OREO	354	318
Loss on sale of investment securities	0	55
Gain on premises and equipment disposals	0	(35)
(Gain) loss on sale of foreclosed OREO	2	(135)
Stock-based compensation	0	16
Valuation allowance - deferred taxes	1,152	0
Changes in operating assets and liabilities
Loans held for sale	(124)	5,992
Other assets	728	165
Other liabilities	(234)	310
Net cash provided by operating activities	4,049	10,605
Cash flows from investing activities:
Net increase in interest-bearing deposits in other financial institutions	(21,032)	(2)
Net decrease in federal funds sold	12,658	18,504
Securities available for sale:
Proceeds from sales	0	641
Proceeds from maturities	27,561	22,229
Payment for purchases	(27,639)	(32,709)
FHLB stock redemption	1,003	0
Net (increase) decrease in loans	17,398	(5,147)
Capital expenditures	(178)	(505)
Proceeds from sale of premises and equipment	17	178
Proceeds from sale of OREO	1,485	1,067
Net cash provided by investing activities	11,273	4,256
Cash flows from financing activities:
Net decrease in deposits	(17,216)	(14,637)
Net increase (decrease) in short-term borrowings	(488)	1,715
Principal payments on long-term borrowings	(4,000)	(2,500)
Proceeds from stock benefit plans	0	21
Cash dividends paid on preferred stock	0	(408)
Net cash used in financing activities	(21,704)	(15,809)
Net decrease in cash and due from banks	(6,382)	(948)
Cash and due from banks at beginning of period	18,278	9,502
Cash and due from banks at end of period	$ 11,896	$ 8,554
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 3,744	$ 5,166
Noncash investing and financing activities:
Loans transferred to OREO	$ 2,158	$ 2,203
Loans charged-off	3,257	4,406
Dividends declared but not yet paid on preferred stock	409	340
Loans made in connection with the sale of OREO	249	75
The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

Mid-Wisconsin Financial Services, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Mid-Wisconsin Financial Services, Inc.’s (the “Company”) and Mid-Wisconsin Bank’s, its wholly owned banking subsidiary (the “Bank”), consolidated balance sheets, results of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the periods presented, and all such adjustments are of a normal recurring nature.  The consolidated balance sheets include the accounts of all subsidiaries.  All material intercompany transactions and balances are eliminated.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. We have reviewed and evaluated subsequent events through the date this Form 10-Q was filed.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that requires companies to disclose more of the processes for valuing items categorized as Level 3 in the fair value hierarchy, provide quantitative information about the significant unobservable inputs used in the measurement and, in certain cases, explain how sensitive the measurements are to changes in the inputs. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on the Company’s financial condition, results of operations or liquidity.  The Company adopted this standard during the quarter ended March 31, 2012 and its implementation did not have a material impact on the consolidated financial statements of the Company.

In June 2011, the FASB issued an accounting standard that allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  The accounting pronouncement eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The Company adopted this standard effective March 31, 2012, electing to present a consolidated statement of comprehensive income (loss) separate from, but consecutive to, its consolidated statement of operations.

Deregistration

On September 21, 2012, the Company filed a Form 15 with the Securities and Exchange Commission (“SEC”) to deregister the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934 (“Exchange Act”), as amended by the Jumpstart Our Business Startups Act (“JOBS Act”), and suspend the Company’s periodic reporting obligations under Section 13(a) of the Exchange Act. Among other things, the JOBS Act, which was signed into law on April 5, 2012, increased the threshold number of shareholders of record under which banks and bank holding companies are permitted to deregister their securities under Section 12(g) of the Exchange Act from 300 record shareholders to 1,200 record shareholders. The Company currently has less than 1,200 common stock shareholders of record and, therefore, may deregister its common stock under Section 12(g).

The Company’s deregistration of its common stock under Section 12(g) will become effective in 90 days, or such shorter period as determined by the SEC.  During this period, the Company also anticipates seeking no-action relief from the SEC to relieve the Company of its periodic reporting obligations under Section 15(d) of the Exchange Act (including filing Forms 10-K, 10-Q, and 8-K and proxy statements).  Accordingly, the Company does not expect to have any further reporting obligations under the Exchange Act after December 20, 2012. Until the deregistration of its common stock is effective, the Company will continue to file all reports as required by the Exchange Act.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
(In thousands, except per share data)
Net income (loss)	$ 381	($186)	($2,214)	($746)
Preferred dividends, discount and premium	(163)	(160)	(487)	(482)
Net income (loss) available to common equity	$ 218	($346)	($2,701)	($1,228)
Weighted average common shares outstanding	1,657	1,654	1,657	1,654
Effect of dilutive stock options	0	0	0	0
Diluted weighted average common shares outstanding	1,657	1,654	1,657	1,654
Basic and diluted earnings (loss) per common share	$ 0.13	($0.21)	($1.63)	($0.74)

Note 3- Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities available-for-sale at September 30, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
		($ in thousands)
September 30, 2012
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 11,941	$ 340	$ 0	$ 12,281
Mortgage-backed securities	72,565	1,205	112	73,658
Obligations of states and political subdivisions	22,109	1,302	0	23,411
Corporate debt securities	831	3	0	834
Total debt securities	107,446	2,850	112	110,184
Equity securities	151	0	0	151
Total securities available-for-sale	$ 107,597	$ 2,850	$ 112	$ 110,335

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
		($ in thousands)
December 31, 2011
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 18,479	$ 329	$ 0	$ 18,808
Mortgage-backed securities	66,622	1,110	79	67,653
Obligations of states and political subdivisions	21,619	1,316	3	22,932
Corporate debt securities	831	1	0	832
Total debt securities	107,551	2,756	82	110,225
Equity securities	151	0	0	151
Total securities available-for-sale	$ 107,702	$ 2,756	$ 82	$ 110,376

The following table represents gross unrealized losses and the related fair value of investment securities available-for-sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011.

Less Than 12 Months		12 Months or More		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
($ in thousands)

September 30, 2012
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Mortgage-backed securities	9,660	83	1,632	29	11,292	112
Obligations of states and political subdivisions	0	0	0	0	0	0
Total	$ 9,660	$ 83	$ 1,632	$ 29	$ 11,292	$ 112
December 31, 2011
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Mortgage-backed securities	9,730	73	12	6	9,742	79
Obligations of states and political subdivisions	0	0	327	3	327	3
Total	$ 9,730	$ 73	$ 339	$ 9	$ 10,069	$ 82

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

As of September 30, 2012 the Company has determined that there are no OTTI securities in the investment portfolio.

Based on the Company’s evaluation, management believes that any remaining unrealized losses at September 30, 2012, are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration.  Management believes that the Company currently has both the intent and ability to hold the securities that are in a continuous unrealized loss position for the time necessary to recover the amortized cost.

The amortized cost and fair values of investment debt securities available-for-sale at September 30, 2012, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Fair values of securities are estimated based on financial models or prices paid for similar securities.  It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

	Amortized Cost	Fair Value
	($ in thousands)
Due in one year or less	$ 1,820	$ 1,823
Due after one year but within five years	18,346	19,119
Due after five years but within ten years	13,358	14,183
Due after ten years or more	1,357	1,401
Mortgage-backed securities	72,565	73,658
Total debt securities available-for-sale	$ 107,446	$ 110,184

Note 4 – Loans, Allowance for Loan Losses, and Credit Quality

The period-end loan composition as of September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012	December 31, 2011
($ in thousands)
Commercial business	$ 38,149	$ 41,347
Commercial real estate	120,153	123,868
Real estate construction	20,679	28,708
Agricultural	44,833	45,351
Real estate residential	79,474	85,614
Installment	4,301	4,975
Total loans	$ 307,589	$ 329,863

The allowance for loan losses (“ALL”) represents management’s estimate of probable and inherent credit losses in the Bank’s loan portfolio at the balance sheet date. In general, estimating the amount of the ALL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and impaired loans, and the level of potential problem loans, all of which may be susceptible to significant change.  To the extent actual outcomes differ from management estimates, additional provisions for loan losses could be required that could adversely affect our earnings or financial position in future periods. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized.

A year-to-date summary of the changes in the ALL by portfolio segment for the periods indicated is as follows:

	Beginning Balance at 1/1/2012	Charge-offs	Recoveries	Provision	Ending Balance at 9/30/12	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment
September 30, 2012	($ in thousands)
Commercial business	$ 1,004	($334)	$ 46	$ 230	$ 946	$ 365	$ 581
Commercial real estate	3,685	(1,617)	86	2,992	5,146	2,701	2,445
Real estate construction	1,320	(219)	7	289	1,397	693	704
Agricultural	1,139	(21)	85	(687)	516	14	502
Real estate residential	2,530	(1,037)	46	878	2,417	955	1,462
Installment	138	(29)	20	(22)	107	40	67
Total	$ 9,816	($3,257)	$ 290	$ 3,680	$ 10,529	$ 4,768	$ 5,761

	Beginning Balance at 1/1/2011	Charge-offs	Recoveries	Provision	Ending Balance at 9/30/2011	Ending balance: individually evaluated for impairment	Ending balance: collectively evaluated for impairment
September 30, 2011	($ in thousands)
Commercial business	$ 536	($100)	$ 34	$ 465	$ 935	$ 225	$ 710
Commercial real estate	4,320	(1,856)	132	772	3,368	911	2,457
Real estate construction	1,278	(1,149)	14	1,166	1,309	147	1,162
Agricultural	1,146	(373)	107	371	1,251	34	1,217
Real estate residential	2,060	(855)	41	1,053	2,299	614	1,685
Installment	131	(73)	39	23	120	10	110
Total	$ 9,471	($4,406)	$ 367	$ 3,850	$ 9,282	$ 1,941	$ 7,341

The allocation methodology used by the Company includes specific allocations for impaired loans evaluated individually for impairment based on collateral values and for the remaining loan portfolio collectively evaluated for impairment primarily based on historical loss rates and other qualitative factors.  Loan charge-offs and recoveries are based on actual amounts charged-off or recovered by loan category.  Management allocates the ALL by pools of risk within each loan portfolio.

The following table presents nonaccrual loans by portfolio segment as of the dates indicated as follows:

	September 30, 2012	December 31, 2011
	($ in thousands)
Commercial business	$ 1,168	$ 734
Commercial real estate	6,777	4,076
Real estate construction	357	2,519
Agricultural	294	134
Real estate residential	4,557	3,726
Installment	4	5
Total nonaccrual loans	$ 13,157	$ 11,194

Loans are generally placed on nonaccrual status when management has determined collection of the interest on a loan is doubtful or when a loan is contractually past due 90 days or more as to interest or principal payments.  When loans are placed on nonaccrual status or charged-off, all current year unpaid accrued interest is reversed against interest income. The interest on these loans is subsequently accounted for on the cash basis until qualifying for return to accrual status.  If collectability of the principal is in doubt, payments received are applied to loan principal.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A summary of loans by credit quality indicator based on internally assigned credit grade is as follows:

($ in thousands)
September 30, 2012	Highest Quality	High Quality	Quality	Moderate Risk	Acceptable	Special Mention	Substandard	Doubtful	Loss	Total
Commercial business	$ 83	$ 3,906	$ 5,280	$ 8,320	$ 11,201	$ 7,611	$ 1,661	$ 87	$ 0	$ 38,149
Commercial real estate	11	1,397	13,577	35,850	33,250	12,944	15,728	7,396	0	120,153
Real estate construction	159	1,352	3,857	2,947	7,195	1,524	3,288	357	0	20,679
Agricultural	85	366	3,358	6,050	26,030	4,745	3,906	293	0	44,833
Real estate residential	326	4,953	18,420	17,494	21,518	7,566	4,462	4,735	0	79,474
Installment	0	290	883	2,002	780	151	187	8	0	4,301
Total	$ 664	$ 12,264	$ 45,375	$ 72,663	$ 99,974	$ 34,541	$ 29,232	$ 12,876	$ 0	$ 307,589

December 31, 2011	Highest Quality	High Quality	Quality	Moderate Risk	Acceptable	Special Mention	Substandard	Doubtful	Loss	Total
Commercial business	$ 188	$ 4,268	$ 5,153	$ 8,688	$ 10,898	$ 8,333	$ 3,068	$ 751	$ 0	$ 41,347
Commercial real estate	0	1,521	15,061	35,596	36,947	14,811	13,828	6,104	0	123,868
Real estate construction	166	2,169	4,680	3,905	11,383	839	2,980	2,586	0	28,708
Agricultural	121	427	2,527	8,052	22,283	8,428	2,812	701	0	45,351
Real estate residential	466	6,273	19,181	20,856	22,300	6,678	5,911	3,949	0	85,614
Installment	6	430	1,258	2,205	759	273	39	5	0	4,975
Total	$ 947	$ 15,088	$ 47,860	$ 79,302	$ 104,570	$ 39,362	$ 28,638	$ 14,096	$ 0	$ 329,863

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

The following table presents loans by past due status as of the dates indicated:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days and Over	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
September 30, 2012			($ in thousands)
Commercial business	$ 248	$ 0	$ 87	$ 335	$ 37,814	$ 38,149	$ 0
Commercial real estate	3,024	1,159	2,675	$ 6,858	113,295	120,153	0
Real estate construction	231	0	246	$ 477	20,202	20,679	0
Agricultural	238	15	40	$ 293	44,540	44,833	0
Real estate residential	1,721	252	962	$ 2,935	76,539	79,474	0
Installment	0	24	4	$ 28	4,273	4,301	0
Total	$ 5,462	$ 1,450	$ 4,014	$ 10,926	$ 296,663	$ 307,589	$ 0

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days and Over	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2011			($ in thousands)
Commercial business	$ 50	$ 14	$ 612	$ 676	$ 40,671	$ 41,347	$ 0
Commercial real estate	787	830	2,885	4,502	119,366	123,868	0
Real estate construction	114	157	2,519	2,790	25,918	28,708	0
Agricultural	88	120	241	449	44,902	45,351	201
Real estate residential	989	176	3,044	4,209	81,405	85,614	0
Installment	29	0	0	29	4,946	4,975	21
Total	$ 2,057	$ 1,297	$ 9,301	$ 12,655	$ 317,208	$ 329,863	$ 222

The following table presents impaired loans as of the dates indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
			($ in thousands)
September 30, 2012
With no related allowance:
Commercial business	$ 362	$ 362	$ 0	$ 221	$ 17
Commercial real estate	8,069	8,069	0	4,334	321
Real estate construction	2,038	2,038	0	1,016	36
Agricultural	4,138	4,138	0	1,984	179
Real estate residential	4,454	4,454	0	2,030	144
Installment	13	13	0	6	0
With a related allowance:
Commercial business	$ 1,022	$ 1,387	$ 365	$ 1,542	$ 23
Commercial real estate	12,355	15,056	2,701	13,661	519
Real estate construction	913	1,606	693	2,153	74
Agricultural	47	61	14	188	3
Real estate residential	3,788	4,743	955	5,198	141
Installment	142	182	40	74	11
Total:
Commercial business	$ 1,384	$ 1,749	$ 365	$ 1,763	$ 40
Commercial real estate	20,424	23,125	2,701	17,995	840
Real estate construction	2,951	3,644	693	3,169	110
Agricultural	4,185	4,199	14	2,172	182
Real estate residential	8,242	9,197	955	7,228	285
Installment	155	195	40	80	11
Total	$ 37,341	$ 42,109	$ 4,768	$ 32,407	$ 1,468
December 31, 2011
With no related allowance:
Commercial business	$ 0	$ 0	$ 0	$ 0	$ 0
Commercial real estate	0	0	0	349	0
Real estate construction	0	0	0	96	0
Agricultural	0	0	0	8	0
Real estate residential	0	0	0	165	0
Installment	0	0	0	0	0
With a related allowance:
Commercial business	$ 482	$ 834	$ 352	$ 460	$ 11
Commercial real estate	8,130	9,888	1,758	7,646	392
Real estate construction	2,103	2,563	460	2,080	51
Agricultural	270	305	35	233	4
Real estate residential	3,010	3,690	680	2,586	103
Installment	6	21	15	8	2
Total:
Commercial business	$ 482	$ 834	$ 352	$ 460	$ 11
Commercial real estate	8,130	9,888	1,758	7,995	392
Real estate construction	2,103	2,563	460	2,176	51
Agricultural	270	305	35	241	4
Real estate residential	3,010	3,690	680	2,751	103
Installment	6	21	15	8	2
Total	$ 14,001	$ 17,301	$ 3,300	$ 13,631	$ 563

Effective June 30, 2012, all substandard and doubtful loans are classified as impaired in the ALL calculation and are evaluated individually for impairment based on collateral values.  This change in methodology was a large reason for the increase in impaired loans, as previously only substandard and doubtful loans with collateral shortfalls were classified as impaired.

Troubled Debt Restructurings

A loan is accounted for as a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to the borrower’s financial condition, grants a significant concession to the borrower that it would not otherwise consider to maximize the collection of amounts due.  A TDR may involve the receipt of assets from the debtor in partial or full satisfaction of the loan, or a modification of terms such as a reduction of the stated interest rate, a reduction of accrued interest, an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk, or some combination of these concessions.  The Company had no additional lending commitments at September 30, 2012 or December 31, 2011 to customers with outstanding loans classified as TDR.

Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status depending on the individual facts and circumstances of the borrower.  Nonaccrual restructured loans are included with all other nonaccrual loans.  All accruing restructured loans are reported as troubled debt restructurings. Restructured loans remain on nonaccrual status until the customer has attained a sustained period of repayment performance under the modified loan terms which, by internal policy, is usually a minimum of nine months.  Performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to, or maintained on, accrual status.  If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual.

All restructured loans are considered impaired for reporting and measurement purposes.

At September 30, 2012, there were $13,854 of TDR loans, of which $5,305 were classified as nonaccrual loans and $8,549 were ~~re~~classified as restructured loans and accruing.  At December 31, 2011, there were $12,887 of TDR loans, of which $5,346 were classified as nonaccrual and $7,541 were classified as restructured loans and accruing.

The following table provides the number of loans modified and classified as trouble debt restructurings by loan category during the three months and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
($ in thousands)
Commercial business	1	$ 1,050	$ 1,050	3	$ 1,730	$ 1,730
Commercial real estate	0	0	0	21	9,103	9,103
Real estate construction	0	0	0	8	2,633	2,633
Agricultural	0	0	0	5	621	621
Real estate residential	3	166	166	15	2,313	2,313
Installment	0	0	0	1	22	22
	4	$ 1,216	$ 1,216	53	$ 16,422	$ 16,422

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
($ in thousands)
Commercial business	2	$ 131	$ 131	3	$ 722	$ 722
Commercial real estate	9	2,832	2,832	15	6,711	6,711
Real estate construction	0	0	0	6	1,326	1,326
Agricultural	3	208	208	4	249	249
Real estate residential	7	1,115	1,115	14	2,745	2,742
Installment	1	22	22	1	22	22
	22	$ 4,308	$ 4,308	43	$ 11,775	$ 11,772

During the three months ended September 30, 2012, restructured loan modifications made in commercial business and real estate residential segments primarily included maturity date extensions and payment modifications.

The following table summarizes troubled debt restructuring during the previous twelve months that subsequently defaulted during the nine months ended September 30, 2012.

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
($ in thousands)
Commercial business	0	$ 0	0	$ 0
Commercial real estate	3	1,886	6	2,596
Real estate construction	0	0	0	0
Agricultural	0	0	0	0
Real estate residential	0	0	0	0
Installment	0	0	0	0
	3	$ 1,886	6	$ 2,596

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
($ in thousands)
Commercial business	0	$ 0	1	$ 89
Commercial real estate	4	1,328	7	2,963
Real estate construction	1	20	5	884
Agricultural	2	22	4	249
Real estate residential	0	0	10	2,311
Installment	0	0	0	0
	7	$ 1,370	27	$ 6,496

All loans modified in a troubled debt restructuring are evaluated for impairment.  The nature and extent of impairment of restructured loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the ALL.

Note 5 – Other Real Estate Owned (“OREO”)

A summary of OREO, net of valuation allowances, for the periods indicated is as follows:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
($ in thousands)
Balance at beginning of period	$ 4,707	$ 4,225	$ 4,404	$ 4,230
Transfer of loans at net realizable value to OREO	625	1,317	2,158	2,203
Sale proceeds	(560)	(270)	(1,485)	(1,067)
Loans made in sale of OREO	(249)	0	(249)	(75)
Net gain (loss) from sale of OREO	34	46	(2)	135
Provision for write-downs charged to operations	(85)	(210)	(354)	(318)
Balance at end of period	$ 4,472	$ 5,108	$ 4,472	$ 5,108

An analysis of the valuation allowance on OREO, included in the above table, is as follows:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
($ in thousands)
Balance at beginning of period	$ 475	$ 2,851	$ 410	$ 2,788
Provision for write-downs charged to operations	85	210	354	318
Amounts related to OREO disposed of	(212)	(60)	(416)	(105)
Balance at end of period	$ 348	$ 3,001	$ 348	$ 3,001

The properties held as OREO at September 30, 2012 consisted of $3,448 of commercial real estate (the largest being $1,744 related to a hotel/water park project), $267 of real estate construction loans, and $757 of residential real estate.  OREO as of December 31, 2011 consisted of $3,170 of commercial real estate (the largest being $1,744 related to a hotel/water park project), $946 of real estate construction, and $288 of residential real estate.  Management monitors properties held to minimize the Company’s risk of loss. Evaluations of the fair market value of the OREO properties are done quarterly and valuation adjustments, if necessary, are recorded in our consolidated financial statements.

Note 6- Short-term Borrowings

Short-term borrowings consisted of $13,167 and $13,655 of securities sold under repurchase agreements at September 30, 2012 and December 31, 2011, respectively.

The Company pledges securities available-for-sale as collateral for repurchase agreements.  The fair value of securities pledged for short-term borrowings totaled $17,879 at September 30, 2012 and $19,481 at December 31, 2011.

The following information relates to federal funds purchased, securities sold under repurchase agreements, and the Bank’s Federal Home Loan Bank of Chicago (“FHLB”) open line of credit for the following periods.

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
($ in thousands)
Weighted average rate	0.10%	0.45%	0.10%	0.45%
For the period:
Highest month-end balance	$ 18,356	$ 15,817	$ 18,356	$ 15,817
Daily average balance	$ 15,242	$ 14,078	$ 14,526	$ 11,543
Weighted average rate	0.26%	1.00%	0.47%	0.46%

Note 7- Long-term Borrowings

Long-term borrowings were as follows:

	As of	As of
	September 30, 2012	December 31, 2011
($ in thousands)
FHLB advances	$ 26,061	$ 30,061
Other borrowed funds	10,000	10,000
Total long-term borrowings	$ 36,061	$ 40,061

FHLB Advances – Long-term advances from the FHLB have maturities through 2015 and had a weighted-average interest rate of 4.05% and 3.90% at September 30, 2012 and December 31, 2011, respectively.

Other borrowed funds – Other borrowed funds consist of structured repurchase agreements.  The fixed rate structured repurchase agreements mature in 2014 and 2015, are callable in 2013, and had weighted-average interest rates of 4.24% at September 30, 2012 and December 31, 2011.

Note 8 – Income Taxes

During the second quarter of 2012, the Company’s results were negatively impacted by the establishment of a full valuation reserve against its remaining net deferred tax asset which resulted in an additional write-off of $1,149 recognized in income tax expense. At December 31, 2011, management had determined that a valuation allowance relating to a portion of the Company's net deferred tax asset was necessary and accordingly, a partial valuation allowance of $3,081 was recognized. Continuing losses and general uncertainty surrounding future economic and business conditions contributed to management’s determination to write-off the remaining $1,149 of its net deferred tax asset in the second quarter of 2012. Deferred tax assets are analyzed quarterly for changes affecting realization and accordingly, the valuation allowance may be adjusted which would change current tax expense in future periods.

For the third quarter of 2012, management has determined the full valuation allowance against the deferred tax asset continues to be warranted.  The current quarter income tax expense of $3 reported represents the change in the deferred tax asset valuation allowance recorded to offset the change in the deferred tax liability for available-for-sale securities.  The deferred tax liability associated with the market adjustment for marked to market securities decreased by $3 during the third quarter of 2012.  The $3 of income tax expense recorded offsets this reduction in deferred tax liability and results in a net deferred tax asset of zero for financial statement purposes.

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

The table below presents the Company’s investment securities available-for-sale and loans held for sale measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets Measured at Fair Value on a Recurring Basis
		Fair Value Measurements Using
	September 30, 2012	Level 1	Level 2	Level 3
		($ in thousands)
Investment securities available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 12,281	$ 0	$ 12,281	$ 0
Mortgage-backed securities	73,658	0	73,658	0
Obligations of states and political subdivisions	23,411	0	22,884	527
Corporate debt securities	834	0	9	825
Equity securities	151	0	51	100
Total investment securities available-for-sale	$ 110,335	$ 0	$ 108,883	$ 1,452
Loans held for sale	$ 2,287	$ 0	$ 2,287	$ 0

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 18,808	$ 0	$ 18,808	$ 0
Mortgage-backed securities	67,653	0	67,641	12
Obligations of states and political subdivisions	22,932	0	22,405	527
Corporate debt securities	832	0	7	825
Equity securities	151	0	51	100
Total investment securities available-for-sale	$ 110,376	$ 0	$ 108,912	$ 1,464
Loans held for sale	$ 2,163	$ 0	$ 2,163	$ 0

The table below presents a roll forward of the balance sheet amounts for the nine months ended September 30, 2012 and for the year ended December 31, 2011, for assets measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
($ in thousands)
Investment Securities Available-for-Sale
Balance at December 31, 2010	$ 2,299
Unrealized holding losses arising during the period:
Included in earnings	(55)
Included in other comprehensive income	7
Principal repayments	(146)
Sales	(641)
Transfers in to/out of Level 3	0
Balance at December 31, 2011	1,464

Unrealized holding losses arising during the period:
Included in earnings	0
Included in other comprehensive income	1
Principal repayments	(13)
Sales	0
Transfers in to/out of Level 3	0
Balance at September 30, 2012	$ 1,452

Level 3 available-for-sale securities include corporate debt and equity securities.  The market for these securities was not active as of September 30, 2012.

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

At September 30, 2012, loans with a carrying amount of $42,109 were considered impaired and were written down to their estimated fair value of $37,341.  As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $4,768.  At December 31, 2011 loans with a carrying amount of $17,301 were considered impaired and were written down to their estimated fair value of $14,001.  As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $3,300. Effective June 30, 2012, all substandard and doubtful loans are classified as impaired in the ALL calculation and evaluated for specific allocation.  This change in methodology was a large reason for the increase in impaired loans at June 30, 2012 and thereafter relative to prior dates, as previously only substandard and doubtful loans with collateral shortfalls were classified as impaired and evaluated for specific allocations in the ALL calculation.

OREO – Real estate acquired through or in lieu of loan foreclosure is recorded in our consolidated balance sheets at the lower of cost or fair value.  Fair value is determined based on third party appraisals and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to the appraised values necessary to estimate the fair value of the properties, OREO is considered to be Level 3 in the fair value hierarchy of valuation techniques.  Valuation adjustments to OREO totaled $354 during the nine months ended September 30, 2012 and $628 during the year ended December 31, 2011, and recorded in Foreclosure/OREO expense.  At September 30, 2012 and December 31, 2011, OREO totaled $4,472 and $4,404, respectively.

The table below presents the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy in which those measurements fall.

Assets Measured at Fair Value on a Nonrecurring Basis
		Fair Value Measurements Using
	September 30, 2012	Level 1	Level 2	Level 3
		($ in thousands)
Impaired loans (1)	$ 37,341	$ 0	$ 0	$ 37,341
OREO	4,472	0	0	4,472

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
		($ in thousands)
Impaired loans (1)	$ 14,001	$ 0	$ 0	$ 14,001
OREO	4,404	0	0	4,404
(1) Represents individually evaluated loans, net of the related allowance for loan losses.

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2012, the Company utilized the following valuation techniques and significant unobservable inputs.

Investment securities available-for-sale:  In valuing the investment securities available-for-sale classified within Level 3, the Company reviewed the underlying collateral and other relevant data in developing the assumptions for these investment securities.

Impaired loans:  Fair value measurement of collateral for collateral-dependent impaired loans primarily relates to discounting criteria applied to independent appraisals received with respect to the collateral.  Discounts applied to the appraisals are dependent on the appraisal.  As of September 30, 2012, discounts applied to appraisals ranged from 15% to 30%.

OREO:  Fair value measurement of OREO primarily relates to estimated disposition costs and discounting criteria applied to independent appraisals received with respect to the property.  Discounts applied to the appraisals are dependent on the appraisal and marketability of the property.  As of September 30, 2012, discounts applied to appraisals ranged from 15% to 30%.

The estimated fair value of the Company’s financial instruments on the balance sheet at September 30, 2012 and December 31, 2011 were as follows:

			September 30, 2012
	Carrying		Fair Value Measurements Using
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and short-term investments	$ 33,352	$ 33,352	$ 33,352	$ 0	$ 0
Investment securities available-for-sale	110,335	110,335	0	108,883	1,452
Other investments	1,613	1,613	0	1,613	0
Loans held for sale	2,287	2,287	0	2,287	0
Net loans	297,060	293,753	0	0	293,753
Accrued interest receivable	1,635	1,635	0	0	1,635
Financial liabilities:
Deposits	$ 364,404	$ 364,912	$ 0	$ 0	$ 364,912
Short-term borrowings	13,167	13,167	0	0	13,167
Long-term borrowings	36,061	38,844	0	0	38,844
Subordinated debentures	10,310	4,818	0	0	4,818
Accrued interest payable	805	805	0	0	805

			December 31, 2011
	Carrying		Fair Value Measurements Using
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and short-term investments	$ 31,360	$ 31,360	$ 31,360	$ 0	$ 0
Investment securities available-for-sale	110,376	110,376	0	108,912	1,464
Other investments	2,616	2,616	0	2,616	0
Loans held for sale	2,163	2,163	0	2,163	0
Net loans	320,047	317,805	0	0	317,805
Accrued interest receivable	1,640	1,640	0	0	1,640
Financial liabilities:
Deposits	$ 381,620	$ 383,520	$ 0	$ 0	$ 383,520
Short-term borrowings	13,655	13,655	0	0	13,655
Long-term borrowings	40,061	42,525	0	0	42,525
Subordinated debentures	10,310	4,818	0	0	4,818
Accrued interest payable	878	878	0	0	878

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We operate as a one-bank holding company and own all of the outstanding capital stock of the Bank.  The Bank, chartered as a state bank in Wisconsin, is engaged in general commercial and retail banking services, including wealth management services.

The following management’s discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition as of September 30, 2012 and December 31, 2011 and results of operations for the three-month and nine-month periods ended September 30, 2012 and 2011.  It is intended to supplement the unaudited financial statements, condensed footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.  This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in our 2011

Form 10-K.  Quarterly comparisons reflect continued consistency of operations and do not reflect any significant trends or events other than those noted in the comments.

Forward-Looking Statements

Statements made in this document and in documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Stockholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of the Company and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors, many of which are beyond the Company’s control, include, but are not necessarily limited to the following:

•

operating, legal and regulatory risks, including the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations promulgated thereunder, as well as the rules proposed by the Federal bank regulatory agencies to implement the Basel III capital accord;

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

RESULTS OF OPERATIONS

Overview

The Company reported net income available to common shareholders of $218, or $0.13 per common share, for the three months ended September 30, 2012, compared to a net loss to common shareholders of $346, or $0.21 per common share, in the comparable 2011 period.  For the nine months ended September 30, 2012, net loss to common shareholders was $2,701, or $1.63 per common share.  This compares to a net loss to common shareholders of $1,228, or $0.74 per common share, for the nine months ended September 30, 2011.

Key financial data includes:

•

The Company’s results for the nine months ended September 30, 2012 were negatively impacted by the establishment of a full valuation allowance against its remaining net deferred tax asset which resulted in an additional write-off of $1,152 recognized in income tax expense during the second quarter.  At December 31, 2011, management had determined that a valuation allowance relating to a portion of the Company's net deferred tax asset was necessary and accordingly, a partial valuation allowance of $3,081 was recognized. Continuing losses and general uncertainty surrounding future economic and business conditions contributed to management’s determination to establish the additional valuation allowance in the second quarter of 2012.

•

The provision for loan losses was $3,680 for the first nine months of 2012 compared to $3,850 for the same period in 2011.  The provision for the first nine months of 2012 was negatively impacted by changes to the historical loss rates and changes made in the values assigned to qualitative factors utilized by management in the calculation of the ALL during the second quarter.  The provision for loan losses was $750 for the third quarter of 2012, compared with $900 for same period in 2011.

•

Net charge-offs were $2,967 in the first nine months of 2012, compared to $4,039 for the comparable period in 2011.  Net charge-offs for the third quarter of 2012 totaled $1,163, compared to $842 for the third quarter of 2012.  The Bank’s ratio of the ALL to total loans at September 30, 2012 was 3.42% compared to 2.98% at December 31, 2011 and 2.74% at September 30, 2011.

•

Net interest income of $11,165 for the nine months ended September 30, 2012, decreased by 3% from the same period in 2011.  The net interest margin for the nine months ended September 30, 2012 was 3.33% unchanged from the same period in 2011.  However, this trend may not continue as assets mature, as the current reinvestment rates are substantially lower than the previous rates, and there is less opportunity to offset the future impact of the decline in income earned on assets as rates paid on liabilities approach 0%.  The average yield on earning assets was 4.42% at September 30, 2012 compared to 4.76% for the nine months ended September 30, 2011.  The cost of interest-bearing liabilities was 1.34% for the nine months ended September 30, 2012 compared to 1.72% for the nine months ended September 30, 2011.

•

Loans of $307,589 at September 30, 2012, decreased $22,274 from December 31, 2011.   Much of this decrease was the result of a continued lack of demand for loans in our market areas coupled with the regular pay downs and pay-offs of existing loans.  Increased competition for creditworthy borrowers continues to adversely impact profits and the Bank’s ability to attract and retain creditworthy borrowers.

•

Total deposits were $364,404 at September 30, 2012, down $17,216 from December 31, 2011, primarily due to seasonal fluctuations in noninterest-bearing demand deposits, decreased time deposits and the Company’s strategy to continue to reduce noncore funding sources.

•

Noninterest income for the nine months ended September 30, 2012 was $2,911.  Excluding a legal settlement of $500 and a $55 loss on sale of investments, noninterest income was $2,824 for the nine months ended September 30, 2011.  The increase in the “core” noninterest income was due to increased mortgage banking income from the sales of residential real estate loans into the secondary market and an increase in other income from the recovery of loan fees from charged-off loans.  These increases were offset in part by a decline in service fees of $98 primarily due to a general decrease in the amount of NSF/overdraft fees resulting from regulatory changes under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

•

For the nine months ended September 30, 2012, noninterest expense, excluding foreclosure/OREO expense and legal and professional fees, decreased $1,276, or 11%, to $10,122, compared to the same period in 2011, primarily due to decreased salaries and employee benefits, occupancy expenses, data processing costs, FDIC expense and marketing expenses.  The Company will continue to focus on expense control for the remainder of 2012.  Foreclosure/OREO expense was $668 for the first nine months of 2012 compared to $432 for the same period in 2011, primarily due to valuation adjustments on OREO properties and net losses on the sales of various foreclosed OREO properties.

•

As of September 30, 2012, the Bank’s Tier One Capital Leverage ratio was 8.8% and Total Risk-Based Capital ratio was 14.9%, compared to 8.7% and 14.2%, respectively, at December 31, 2011.  The Company’s Tier One Capital Leverage ratio was 9.7% and Total Risk-Based Capital ratio was 16.2%, compared to 9.6% and 15.6%, respectively, at December 31, 2011.  All ratios are above the regulatory guidelines stipulated in the Bank’s and Company’s agreements with their primary regulators.

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

Comparison of nine months ended September 30, 2012 versus September 30, 2011

The following table sets forth information regarding average balances, interest income, or interest expense, and the average rates earned or paid for each of the Company’s major asset, liability and stockholders’ equity categories for the nine-month periods ended September 30, 2012and 2011. Effective for 2012, interest income on tax-exempt securities has not been adjusted to reflect the tax equivalent basis, since the Company does not expect to realize all of the tax benefits associated with these securities.

Table 1:  Year-To-Date Net Interest Income Analysis

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/Expense	Yield/Rate	Balance	Income/Expense	Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)	$ 323,509	$ 12,964	5.35%	$ 339,460	$ 14,154	5.57%
Investment securities:
Taxable	94,522	1,539	2.17%	92,804	1,980	2.85%
Tax-exempt (2)	11,814	273	3.09%	12,278	448	4.88%
Interest-bearing deposits in other financial institutions	13,520	26	0.26%	9	0	0.00%
Federal funds sold	1,732	2	0.15%	11,491	11	0.13%
Securities purchased under agreements to sell	0	0	0.00%	10,783	108	1.34%
Other interest-earning assets	2,948	32	1.45%	3,515	29	1.10%
Total earning assets	$ 448,045	$ 14,836	4.42%	$ 470,340	$ 16,730	4.76%
Cash and due from banks	$ 12,793			$ 7,781
Other assets	23,309			26,914
Allowance for loan losses	(10,297)			(9,144)
Total assets	$ 473,850			$ 495,891
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand	$ 38,488	$ 91	0.32%	$ 36,308	$ 127	0.47%
Savings deposits	123,199	502	0.54%	115,935	671	0.77%
Time deposits	141,584	1,731	1.63%	174,326	2,775	2.13%
Short-term borrowings	14,526	68	0.63%	11,543	87	1.01%
Long-term borrowings	37,316	1,129	4.04%	41,682	1,223	3.92%
Subordinated debentures	10,310	150	1.94%	10,310	135	1.75%
Total interest-bearing liabilities	$ 365,423	$ 3,671	1.34%	$ 390,104	$ 5,018	1.72%
Noninterest-bearing demand deposits	66,752			60,029
Other liabilities	3,089			2,706
Stockholders' equity	38,586			43,052
Total liabilities and stockholders' equity	$ 473,850			$ 495,891

Net interest income and rate spread		$ 11,165	3.08%		$ 11,712	3.04%
Net interest margin			3.33%			3.33%
(1) Nonaccrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense for the 2011 period.
(3) Interest income includes loan fees of $246 in 2012 and $242 in 2011.

Net interest income for the nine months ended September 30, 2012, was $11,165, down from taxable-equivalent net interest income of $11,712 in the related 2011 period. The decrease in net interest income was primarily attributable to unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced  net interest income by $357) and unfavorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities decreased net interest income by $190).

The net interest margin for the first nine months of 2012 was 3.33%, unchanged from the taxable-equivalent net interest margin in the related 2011 period.  Yields on earning assets have declined year-over-year as elevated levels of liquidity have been reinvested in lower-yielding investment securities and interest-bearing deposits at other financial institutions and levels of nonaccrual loans remain above historical averages.  The decline in yields was offset by the decline in the cost of interest-bearing deposits due to the decline in interest rates in the current low rate environment.

For the nine-month period ended September 30, 2012, the yield on earning assets of 4.42% was 34 basis points (“bps”) lower than the comparable period in 2011.  Loan yields decreased 22 bps, to 5.35%, impacted by levels of nonaccrual loans, lower loan yields given the repricing of adjustable rate loans, soft loan demand, and competitive pricing pressures to retain and/or obtain creditworthy borrowers.  The weighted-average yield on other earning assets decreased 62 bps to 2.01%, impacted by the Company’s excess liquidity position as a result of soft loan demand being invested in lower-yielding assets.

The cost of interest-bearing liabilities of 1.34% for the first nine months of 2012 was 38 bps lower than the related 2011 period.  The weighted-average cost of interest-bearing deposits was 1.02%, down 44 bps from the prior-year period, while the weighted-average cost of wholesale funding (comprised of short-term borrowings and long-term borrowings) decreased 21 bps to 3.08% for the nine months ended September 30, 2012.  The Company’s outstanding $10,310 of subordinated debentures have a floating rate equal to the three-month LIBOR plus 1.43%, adjusted quarterly.  The interest rate at September 30, 2012 was 1.82%.

Average earning assets of $448,045 for the first nine months of 2012 was $22,295 lower than the comparable period last year.   Average investment securities increased $1,254 to $106,336, reflecting the Company’s excess liquidity position invested in lower-yielding assets rather than loans.  Overnight liquidity (comprised of interest-bearing deposits in other financial institutions, federal funds sold, and securities purchased under agreements to sell) decreased $7,031 to $15,252, due to the decrease in total average interest-bearing deposits and long-term borrowings.  Due to the reduced liquidity needs, long-term borrowings have not been renewed as they mature.  Year to date interest income in 2012 decreased $1,894 relative to the comparable 2011 period to $14,836, of which $767 of such decrease was due to unfavorable volume changes and $1,127 was due to unfavorable rate changes.

Average interest-bearing liabilities of $365,423 for the first nine months of 2012 were down $24,681 compared to the comparable 2011 period. Average interest-bearing deposits decreased $23,298 while noninterest-bearing deposits increased $6,723.  Total average borrowings decreased $1,383 to $51,842.

For the first nine months of 2012, interest expense decreased $1,347.  $770 of such decrease was due to favorable rate changes and $577 was due to favorable volume changes.  Management continues to manage the liability side of the net interest margin by adjusting short-term deposit rates to market.

Table 2:  Volume/Rate Variance

Comparison of nine months ended September 30, 2012 versus 2011
	Volume	Due to Rate (1)	Net
	($ in thousands)
Loans (2)	($665)	($525)	($1,190)
Taxable investments	37	(478)	(441)
Tax-exempt investments (2)	(17)	(158)	(175)
Interest-bearing deposits in other financial institutions	0	26	26
Federal funds sold	(9)	0	(9)
Securities purchased under agreements to sell	(108)	0	(108)
Other interest-earning assets	(5)	8	3
Total earning assets	(767)	(1,127)	(1,894)
Interest-bearing demand	8	(44)	(36)
Savings deposits	42	(211)	(169)
Time deposits	(522)	(522)	(1,044)
Short-term borrowings	23	(42)	(19)
Long-term borrowings	(128)	34	(94)
Subordinated debenture	0	15	15
Total interest-bearing liabilities	(577)	(770)	(1,347)
Net interest income	($190)	($357)	($547)
(1) The change in interest due to both rate and volume has been allocated to rate.
(2) The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense for the 2011 period.

Comparison of three months ended September 30, 2012 versus September 30, 2011

Table 3:  Quarterly Net Interest Income Analysis

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/Expense	Yield/Rate	Balance	Income/Expense	Yield/Rate
ASSETS
Earning Assets
Loans (1) (2) (3)	$ 316,791	$ 4,160	5.22%	$ 342,285	$ 4,614	5.35%
Investment securities:
Taxable	94,560	491	2.07%	93,429	652	2.77%
Tax-exempt (2)	11,565	89	3.06%	12,443	151	4.81%
Interest-bearing deposits in other financial institutions	18,719	12	0.26%	9	0	0.00%
Federal funds sold	420	0	0.00%	15,823	5	0.13%
Securities purchased under agreements to sell	0	0	0.00%	859	2	0.92%
Other interest-earning assets	2,668	11	1.64%	3,467	9	1.03%
Total earning assets	$ 444,723	$ 4,763	4.26%	$ 468,315	$ 5,433	4.60%
Cash and due from banks	$ 13,429			$ 8,277
Other assets	22,351			27,784
Allowance for loan losses	(10,854)			(9,106)
Total assets	$ 469,649			$ 495,270
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing demand	$ 38,680	$ 16	0.16%	$ 33,833	$ 38	0.44%
Savings deposits	121,400	100	0.33%	117,395	231	0.78%
Time deposits	137,541	520	1.50%	168,914	835	1.96%
Short-term borrowings	15,242	10	0.26%	14,078	35	0.99%
Long-term borrowings	36,061	372	4.10%	40,061	410	4.06%
Subordinated debentures	10,310	49	1.89%	10,310	45	1.73%
Total interest-bearing liabilities	$ 359,234	$ 1,067	1.18%	$ 384,591	$ 1,594	1.64%
Noninterest-bearing demand deposits	70,031			64,895
Other liabilities	3,423			2,775
Stockholders' equity	36,962			43,010
Total liabilities and stockholders' equity	$ 469,649			$ 495,270
Net interest income and rate spread		$ 3,696	3.08%		$ 3,839	2.96%
Net interest margin			3.31%			3.25%
(1) Nonaccrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense for the 2011 period.
(3) Interest income includes loan fees of $82 in 2012 and $79 in 2011.

Net interest income for the third quarter of 2012 was $3,696, $143 lower than third quarter of 2011.  Unfavorable volume variances decreased net interest income by $175, offset by favorable rate variances which increased net interest income by $32.  The net interest margin for the quarter ended September 30, 2012 was 3.31%, up from 3.25% in the comparable 2011 period.

Average earnings assets of $444,723 for the third quarter of 2012 were $23,592 lower than the comparable quarter of 2011.  Average investment securities increased $253 to $106,125, while average loans decreased $25,494 to $316,791.  Overnight liquidity increased $2,448 to $19,139, due to the decrease in average loans.  On the funding side, average interest-bearing deposits of $297,621 were down $22,521, while average noninterest-bearing deposits increased $5,136 to $70,031 compared to$64,895 for the comparable 2011 period.  Total average borrowings decreased $2,836 to $51,303.

Table 4:  Volume/Rate Variance

Comparison of three months ended September 30, 2012 versus 2011
	Due to
	Volume	Rate	Net
	($ in thousands)
Loans (1)(2)	($343)	($111)	($454)
Taxable investments	8	(169)	(161)
Tax-exempt investments (2)	(11)	(51)	(62)
Interest-bearing deposits in other financial institutions	0	12	12
Federal funds sold	(5)	0	(5)
Securities purchased under agreements to sell	(2)	0	(2)
Other interest-earning assets	(2)	4	2
Total earning assets	(355)	(315)	(670)
Interest-bearing demand	5	(27)	(22)
Savings deposits	8	(139)	(131)
Time deposits	(155)	(160)	(315)
Short-term borrowings	3	(28)	(25)
Long-term borrowings	(41)	3	(38)
Subordinated debenture	0	4	4
Total interest-bearing liabilities	(180)	(347)	(527)
Net interest income	($175)	$ 32	($143)
(1) Non-accrual loans are included in the daily average loan balances outstanding.
(2) The yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense for the 2011 period.

Provision for Loan Losses

The provision for loan losses for the first nine months of 2012 was $3,680, compared to $3,850 for the same period in 2011.  In consultation with banking regulators, during the second quarter of 2012, management changed various factors in the ALL allocation methodology including changes to the historical loss rates and values assigned to qualitative factors utilized in the calculation of the ALL which increased the amount of provision taken year to date in 2012.  The provision for loan losses for the third quarter of 2012 was $750, compared to $900 for the same period in 2011.

Net charge-offs were $2,967 for the first nine months of 2012, compared to $4,039 for the same period of 2011.  Net charge-offs for the third quarter of 2012 totaled $1,163, compared to $842 for the third quarter of 2011.  The level of charge-offs in 2012 were primarily due to management’s decision, made in consultation with the banking regulators, to charge-off certain impaired loans that were covered by specific reserve allocations identified in the ALL.  At September 30, 2012, the ALL was $10,529, an increase of $713 from December 31, 2011.  The ratio of the ALL to total loans was 3.42% and 2.98% at September 30, 2012 and December 31, 2011, respectively. Nonperforming loans at September 30, 2012, were, $13,157, compared to $11,215 at December 31, 2011, representing 4.28% and 3.40% of total loans, respectively.

The provision for loan losses is predominantly a function of the Company’s methodology and judgment as to qualitative and quantitative factors used to determine the adequacy of the ALL.  The adequacy of the ALL is affected by changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses.  We believe the provision and level of our ALL conforms to our policies and was adequate to cover anticipated and unexpected loan losses inherent in our loan portfolio as of September 30, 2012.  However, we may need to increase our provisions for loan losses in the future should the quality of the loan portfolio decline or other factors used to determine the ALL worsen.  Please refer to the discussion under “Allowance for Loan Losses” also included under Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information.

Noninterest Income

Table 5:  Noninterest Income

	Three months ended				Nine months ended
	September 30, 2012	September 30, 2011	$ Change	% Change	September 30, 2012	September 30, 2011	$ Change	% Change
($ in thousands)
Service fees	$ 235	$ 226	$ 9	4%	$ 633	$ 731	($98)	(13%)
Trust service fees	270	270	0	0%	823	803	20	2%
Investment product commissions	55	47	8	17%	131	160	(29)	(18%)
Mortgage banking	104	94	10	11%	376	327	49	15%
Loss on sale of investments	0	0	0	0%	0	(55)	55	(100%)
Other	313	278	35	13%	948	1,303	(355)	(27%)
Total noninterest income	$ 977	$ 915	$ 62	7%	$ 2,911	$ 3,269	($358)	(11%)

Comparison of nine months ended September 30, 2012 versus September 30, 2011

Noninterest income for the first nine months of 2012 was $2,911, down $358, or 11%, from the same period in 2011.  Excluding a legal settlement of $500, which is included in “Other” and a $55 loss on the sale of investments during the nine months ended September 30, 2011, noninterest income increased $87 between related periods.

Service fees on deposit accounts for the first nine months of 2012 were $633, down $98, or 13%, from the comparable 2011 period.  The year to date decline in service fees was primarily due to a general decrease in the amount of NSF/overdraft fees resulting from regulatory changes under the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Core fee-based revenues for the remainder of 2012 and beyond are expected to be lower than historical amounts due to regulatory changes.

The Wealth Management Services Group generates trust service fees and investment product commissions. Wealth Management income was $954 for the first nine months of 2012, down $9, or 1%, from the same period in 2011, primarily due to the level of assets under management, on which trust service fees are based, remaining relatively flat while the volume of investment product sales decreased.

Mortgage banking income represents income received from the sale of residential real estate loans into the secondary market.  Mortgage banking income for the first nine months of 2012 was $376, compared to $327 for the same period in 2011.  This increase between the nine months ended September 30, 2012 and 2011was primarily attributable to higher volume of loans sold to the secondary market.  Secondary mortgage production was $26,770 for the nine months ended September 30, 2012, compared to $23,899 for the same period in 2011.

For the first nine months of 2011, the Company recognized a $55 loss on the sale of investments.  The security sales were executed in an effort to increase the credit quality of the Company’s investment portfolio.  There were no investment sales in the first nine months of 2012.

In the first quarter of 2011, the Company received a $500 legal settlement, the details of which are subject to a confidentiality agreement.  Excluding this legal settlement, other noninterest income increased $145, or 18%, to $948 for the first nine months of 2012 compared to $803 in the same period in 2011, primarily due to $55 of loan fees recovered from charged-off loans, $22 of loan prepayment penalties and $27 of ATM transaction fees and debit card interchange income earned in the first nine months of 2012.

Comparison of three months ended September 30, 2012 versus September 30, 2011

Total noninterest income for the quarter ended September 30, 2012 was $977 compared to $915 during the September 30, 2011 quarter, an increase of $62, or 7%.  Third quarter 2012 noninterest income increased primarily due to increased service fees, investment product commissions, mortgage banking income, loan prepayment penalties and ATM transaction fees and debit card interchange income.  Trust service fees remained unchanged compared to the same period last year.

Noninterest Expense

Table 6:  Noninterest Expense

	Three months ended				Nine months ended
	September 30, 2012	September 30, 2011	$ Change	% Change	September 30, 2012	September 30, 2011	$ Change	% Change
($ in thousands)
Salaries and employee benefits	$ 1,815	$ 2,133	($318)	(15%)	$ 5,669	$ 6,360	($691)	(11%)
Occupancy	391	432	(41)	(9%)	1,238	1,342	(104)	(8%)
Data processing	161	167	(6)	(4%)	477	501	(24)	(5%)
Foreclosure/OREO expense	119	261	(142)	(54%)	668	432	236	55%
Legal and professional fees	227	219	8	4%	668	610	58	10%
FDIC expense	253	263	(10)	(4%)	767	862	(95)	(11%)
Other	573	709	(136)	(19%)	1,971	2,333	(362)	(16%)
Total noninterest expense	$ 3,539	$ 4,184	(645)	(15%)	$ 11,458	$ 12,440	(982)	(8%)

Comparison of nine months ended September 30, 2012 versus September 30, 2011

Total noninterest expense was $11,458 for the first nine months of 2012, a decrease of $982, or 8%, compared to the first nine months of 2011.  Excluding foreclosure/OREO expense and legal and professional fees, total noninterest expense decreased $1,276, or 11%.  The majority of the noninterest expense decrease was due to decreased salaries and employee benefits and marketing expenses.  The decreases were offset by increases in foreclosure/OREO expense and legal and professional fees related to continued heightened levels of nonperforming assets and expenses relating to such nonperforming assets.

Salaries and employee benefits of $5,669 for the first nine months of 2012 decreased $691, or 11%, from the same period in 2011, primarily due to the decrease of full-time equivalent employees from 152 at September 30, 2011 to 134 at September 30, 2012.  Occupancy expense decreased $104, or 8%, in the first nine months of 2012, due to decreased building maintenance, utility costs, depreciation and automobile expense, due in part to the February 1, 2011 closing of the Bank’s branch located in Lake Tomahawk, Wisconsin as well as certain renegotiated contracts. Effective October 19, 2012, the Bank’s branch located in Weston, Wisconsin, which was leased from a third party, was also closed.  Data processing costs decreased $24, or 5%, due to decreased data processing maintenance costs.

Foreclosure/OREO expense consists of OREO carrying costs (maintenance, utilities, real estate taxes), valuation adjustments against the OREO carrying value, and gains or losses from the sale of OREO.  Foreclosure/OREO expense increased $236 between the comparable nine-month periods.  Foreclosure/OREO expense for the first nine months of 2012 included $354 of valuation adjustments against the carrying costs of various foreclosed properties based on appraisals obtained during the period, compared to $318 in such valuation adjustments in the same period in 2011.  Net losses on the sale of foreclosed properties were $2 for the nine months ended September 30, 2012 compared to net gains on the sale of foreclosed properties of $135 for the nine months ended September 30, 2011.

Legal and professional fees of $668 increased $58, or 10%, primarily due to costs associated with problem loans, credit reviews, properties held in foreclosure and consultant fees.  The decrease in FDIC expense of $95 was primarily due to the decrease in the Bank’s average assets, which is the basis of the FDIC assessment calculation. Other operating expenses decreased $362 compared to the first nine months of 2011, primarily due to a $264 decrease in marketing costs, which had been elevated in the 2011 period due to the introduction of a new deposit program at that time.

Comparison of three months ended September 30, 2012 versus September 30, 2011

Noninterest expense for the third quarter of 2012 decreased $645, or 15%, compared to the third quarter of 2011.  Excluding foreclosure/OREO expense and legal and professional fees, total noninterest expense decreased $511, or 14%.  Foreclosure/OREO expense of $119 decreased $142, primarily due to $210 of valuation adjustments against the carrying cost of one foreclosed property recorded in the third quarter 2011.  Legal and professional fees increased $8, primarily due to costs associated with problem loans, credit reviews or properties held in foreclosure.

Income Taxes and Deferred Tax Asset

The Company recorded income tax expense of $3 for the third quarter of 2012, compared to a benefit of $209 for the third quarter of 2011. For the first nine months of 2012, income tax expense totaled $1,152 compared with a benefit of $761 for the same period of 2011. The increase in tax expense for the three months ended September 30, 2012 was due to increased taxable income relative to the 2011 period, and the increase in tax expense for the nine months ended September 30, 2012 was primarily the result of establishing a full valuation allowance against our deferred tax asset which resulted in an additional write-off of $1,149 recognized in income tax expense in the second quarter of 2012.

Under U.S. GAAP, the Company must periodically analyze its deferred tax asset to determine if a valuation allowance is required. A valuation allowance is required to be recognized if it is “more likely than not” that such deferred tax assets will not be realized. In making that determination, management is required to evaluate both positive and negative evidence, including recent historical financial performance, forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. Based upon consideration of the available evidence, including historical losses, which must be treated as substantial negative evidence, and the potential of future taxable income, a $3,081 valuation allowance was determined to be necessary at December 31, 2011. During the second quarter of 2012, the Company determined an additional $1,149 valuation allowance was necessary due to continuing losses and general uncertainty surrounding future economic and business conditions. Consequently, the Company now has a full valuation allowance against its existing net deferred tax assets. The valuation allowance includes $1,095 recorded in accumulated other comprehensive loss, fully offsetting deferred taxes which were established for investment securities available-for-sale.

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

At September 30, 2012, the total carrying value of investment securities was $110,335, a decrease of $41 compared to December 31, 2011, representing 24% and 23% of total assets at September 30, 2012 and December 31, 2011, respectively.  Primarily due to continued soft loan demand and the general decrease in overall loans, the Company’s excess liquidity has continued to be invested in securities.

Table 7:  Investments

		As of		As of
Investment Category	Rating	September 30, 2012		December 31, 2011
		Amount	%	Amount	%
		($ in thousands)
U.S. Treasury & Government Agencies Debt
	AAA	$ 12,281	100%	$ 18,808	100%
	Total	$ 12,281	100%	$ 18,808	100%
U.S. Treasury & Government Agencies Debt as % of Total Investment Portfolio			11%		17%
Mortgage-Backed Securities
	AAA	$ 73,610	100%	$ 67,588	100%
	AA3	0	0%	53	0%
	A1	36	0%	0	0%
	A+	12	0%	12	0%
	Total	$ 73,658	100%	$ 67,653	100%
Mortgage-Backed Securities as % of Total Investment Portfolio			67%		61%
Obligations of State and Political Subdivisions
	AAA	$ 502	2%	$ 0	0%
	Aa1	4,364	19%	3,457	15%
	Aa2	5,378	23%	5,704	25%
	AA3	2,769	12%	3,363	15%
	A1	1,524	6%	990	4%
	A2	135	1%	0	0%
	Baa2	330	1%	337	1%
	NR	8,409	36%	9,081	40%
	Total	$ 23,411	100%	$ 22,932	100%
Obligations of State and Political Subdivisions as % of Total Investment Portfolio			21%		21%
Corporate Debt and Equity Securities
	NR	$ 985	100%	$ 983	100%
	Total	$ 985	100%	$ 983	100%
Corporate Debt and Equity Securities as % of Total Investment Portfolio			1%		1%
Total Market Value of Securities Available-For-Sale		$ 110,335	100%	$ 110,376	100%

Obligations of States and Political Subdivisions (“municipal securities”):  At September 30, 2012 and December 31, 2011, municipal securities were $23,411 and $22,932, respectively, and represented 21% of total investment securities based on fair value.  The majority of municipal securities held are general obligations or essential service bonds.  Municipal bond insurance company downgrades have resulted in credit downgrades in certain municipal securities; however, it has been determined that due to the large number of small investments in these obligations, the Bank’s loss exposure on any particular obligation is minimal.  The municipal portfolio is evaluated periodically for credit risk by a third party.  As of September 30, 2012, the total fair value of municipal securities reflected a net unrealized gain of $1,302.

Mortgage-Backed Securities:  At September 30, 2012 and December 31, 2011, mortgage-related securities (which include predominantly mortgage-backed securities and collateralized mortgage obligations) were $73,658 and $67,653, respectively, and represented 67% and 61%, respectively, of total investment securities based on fair value.  The fair value of mortgage-related securities is subject to inherent risks based upon the future performance of the underlying collateral (mortgage loans) for these securities. Future performance may be impacted by prepayment risk and interest rate changes.

Corporate Debt and Equity Securities:  At September 30, 2012 and December 31, 2011, corporate debt securities were $985 and $983, respectively, and represented 1% of total investment securities based on fair value.  Corporate debt and equity securities include trust preferred debt securities, corporate bonds, and common equity securities.  Corporate debt and equity securities included two trust preferred securities totaling $800, and other securities of $185 and $183 at September 30, 2012 and December 31, 2011, respectively.  As of September 30, 2012, the interest payments on the two trust preferred securities were current.

FHLB Stock:  The Company had $1,303 and $2,306 of FHLB stock at September 30, 2012 and December 31, 2011, respectively.  On April 18, 2012 the FHLB announced that the consensual cease and desist order with its regulator was terminated immediately.  The FHLB can now declare quarterly dividends without the consent of its regulator, provided that: (i) the dividend payment is be at or below the average three-month LIBOR for that quarter; and (ii) the dividend will not result in the FHLB’s retained earnings to fall below their level at the previous year-end.  The FHLB also has the option to seek regulatory approval to pay a higher dividend, if warranted.  The Company redeemed $1,003 of its excess FHLB capital stock in the first nine months of 2012 and has been informed that the FHLB will continue to repurchase excess stock on a quarterly basis.

Loans

The Company serves a diverse customer base throughout North Central Wisconsin, including the following industries: agriculture (primarily dairy), retail, manufacturing, service, resort properties, timber and businesses supporting the general building industry.  We continue to concentrate our efforts on originating loans in our local markets and assisting our current loan customers.  We are actively utilizing government loan programs such as those provided by the U.S. Small Business Administration, U.S. Department of Agriculture, and USDA Farm Service Agency to help these customers through current economic conditions and position their businesses for the future.

Total loans were $307,589 at September 30, 2012, a decrease of $22,274, or 7%, from December 31, 2011.  This decrease was primarily the result of loan pay-offs, charge-offs, increased competition in our market areas for credit-worthy borrowers and the regular pay downs of existing loans.

Table 8:  Loan Composition

					As of,
	September 30, 2012		June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	($ in thousands)
Commercial business	$ 38,149	12%	$ 40,926	13%	$ 44,927	14%	$ 41,347	12%	$ 41,756	12%
Commercial real estate	120,153	39%	122,483	39%	123,792	38%	123,868	37%	128,929	37%
Real estate construction	20,679	7%	23,094	8%	24,828	8%	28,708	9%	28,842	9%
Agricultural	44,833	15%	45,462	14%	43,851	13%	45,351	14%	47,010	14%
Real estate residential	79,474	26%	80,487	25%	84,215	26%	85,614	26%	86,479	26%
Installment	4,301	1%	4,512	1%	4,388	1%	4,975	2%	5,134	2%
Total loans	$ 307,589	100%	$ 316,964	100%	$ 326,001	100%	$ 329,863	100%	$ 338,150	100%
Owner occupied	$ 70,197	58%	$ 70,166	57%	$ 69,970	57%	$ 70,412	57%	$ 71,407	55%
Non-owner occupied	49,956	42%	52,317	43%	53,822	43%	53,456	43%	57,522	45%
Commercial real estate	$ 120,153	100%	$ 122,483	100%	$ 123,792	100%	$ 123,868	100%	$ 128,929	100%
1-4 family construction	$ 773	4%	$ 1,118	5%	$ 1,495	6%	$ 1,837	6%	$ 1,396	5%
All other construction	19,906	96%	21,976	95%	23,333	94%	26,871	94%	27,446	95%
Real estate construction	$ 20,679	100%	$ 23,094	100%	$ 24,828	100%	$ 28,708	100%	$ 28,842	100%

Commercial business, commercial real estate, real estate construction and agricultural loans comprise 73% of our loan portfolio at September 30, 2012.  Such loans are considered to have more inherent risk of default than residential mortgage or installment loans.  The commercial balance per borrower is typically larger than that for residential loans, implying higher potential losses on an individual customer basis.  Commercial loan growth throughout 2011 and 2012 has been negatively impacted by increased competition for credit-worthy borrowers, the Company’s aggressive approach to recognizing risks associated with specific borrowers and the recognition of charge-offs on nonperforming loans in a timely manner.

Commercial business loans were $38,149 at September 30, 2012, a decrease of $3,198, or 8%, since year-end 2011, and comprised 12% of total loans.  The commercial business loan classification primarily consists of commercial loans to small businesses, multi-family residential income-producing real estate, and loans to municipalities. Loans of this type include a diverse range of industries. The credit risk related to commercial business loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any.

The commercial real estate classification primarily includes commercial-based mortgage loans that are secured by nonfarm/nonresidential real estate properties. Commercial real estate loans totaled $120,153 at September 30, 2012, a decrease of $3,715, or 3%, from December 31, 2011, primarily due to the amount of gross charge-offs taken in 2012 and participation loan pay-offs received.  Since 2011, lending in this segment has focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development.  Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and overall relationship on an ongoing basis.

Real estate construction loans declined $8,029, or 28%, from December 31, 2011to $20,679, representing 7% of the total loan portfolio at September 30, 2012, primarily due to loan pay-offs and pay downs received from borrowers.  Loans in this classification provide financing for the acquisition or development of commercial income properties, multi-family residential development, and single-family consumer construction. The Company controls the credit risk on these types of loans by making loans in familiar markets, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances.

Agricultural loans totaled $44,833 at September 30, 2012 relatively unchanged from December 31, 2011, and represented 15% of the loan portfolio.  Loans in this classification include loans secured by farmland and financing for agricultural production.  Credit risk is managed by employing sound underwriting guidelines, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis.

Real estate residential loans totaled $79,474 at September 30, 2012, down $6,140, or 7%, from December 31, 2011. Residential mortgage loans include conventional first lien home mortgages and home equity loans.  Home equity loans consist of home equity lines, and term loans, some of which are first lien positions.  If the declines in market values that have occurred in the residential real estate markets in recent years worsen, particularly in our market area, the value of collateral securing our real estate loans could decline further, which could cause an increase in our provision for loan losses.  In light of the uncertainty that exists in the economy and credit markets, there can be no guarantee that we will not experience additional deterioration resulting from a downturn in credit performance by our residential real estate loan customers.   As part of its management of originating residential mortgage loans, nearly all of the Company’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights. At September 30, 2012, $2,287 of residential mortgages were being held for resale in the secondary market, compared to $2,163 at December 31, 2011.

Installment loans totaled $4,301 at September 30, 2012, down $674, or 14%, compared to December 31, 2011, and represented 1% of the loan portfolio.  The decline in aggregate installment loan balances is largely a result of the fact that the Company experiences extensive competition from local credit unions offering low rates on installment loans and therefore has directed resources toward more profitable lending segments.  Loans in this classification include short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

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

At September 30, 2012, the commercial real estate industry concentration exceeded 30% of total loans in the Company’s portfolio.

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

At September 30, 2012, the ALL was $10,529, compared to $9,816 at December 31, 2011.  The ALL as a percentage of total loans was 3.42% and 2.98% at September 30, 2012 and December 31, 2011, respectively.  The provision for loan losses for the first nine months of 2012 was $3,680, compared to $3,850 for the first nine months of 2011.  Net charge-offs were $2,967 for the nine months ended September 30, 2012, compared to $4,039 for the comparable period in 2011.  The ALL for individually evaluated impaired loans was $4,768 and $3,300 at September 30, 2012 and December 31, 2011, respectively, or 11.3% and 19.1% of the respective impaired loan balances.  In consultation with banking regulators, during the second quarter of 2012, management changed various factors in the ALL allocation methodology including changes to the historical loss rates and values assigned to qualitative factors utilized in the calculation of the ALL.  Effective June 30, 2012, all substandard and doubtful loans are classified as impaired in the ALL calculation and are evaluated individually for impairment based on collateral values.  This change in methodology was a large reason for the increase in impaired loans experienced in the second quarter of 2012, as previously only substandard and doubtful loans with collateral shortfalls were classified as impaired.   The allowance for loan losses applicable to loans evaluated collectively was $5,761, or 2.2% of the loans, at September 30, 2012 compared to $6,516, or 2.1% of the loans, at December 31, 2011.

The allocation methodology used by the Company includes specific allocations for impaired loans evaluated individually for impairment with the remaining loan portfolio collectively evaluated for impairment primarily based on historical loss rates and other qualitative factors.  A specific reserve for the estimated collateral shortfall is established for all impaired loans if necessary based on underlying collateral values.  Impaired loans now include all troubled debt-restructurings, and loans risk-rated as substandard and doubtful.  Management allocates the remaining loan portfolio into portfolio segments of similar risk profile and the risk of loss is based on the Bank’s historical loss specific to each loan portfolio segment.  The historic loss ratio is now calculated by dividing the portfolio segment’s 36-month average annual charge-offs for each portfolio segment by the 36-month average balance.  Qualitative factors used to allocate each specific loan segment include, but are not limited to, the following: (i) changes in lending policy and procedures; (ii) changes in economic and business conditions; (iii) changes in nature and volume of the loan portfolio; (iv) loan management; (v) volume of past due loans; (vi) changes in the value of underlying collateral; and (vii) loan concentrations.

The ALL was 80% and 88% of nonperforming loans at September 30, 2012 and December 31, 2011, respectively. Gross charge-offs were $3,257 for the first nine months of 2012 compared to $4,406 for the first nine months of 2011, while recoveries for the corresponding periods were $290 and $367, respectively. As a result, net charge-offs at September 30, 2012 were 0.37% of average loans, compared to 0.25% of average loans at September 30, 2011.  The decrease in net charge-offs of $1,072 was comprised of a $1,471 decrease in the commercial real estate, real estate construction, agricultural, and installment segments, offset in part by a $399 increase in commercial business, real estate residential, and installment loans.  Issues impacting asset quality included historically depressed economic factors, such as heightened unemployment, depressed commercial and residential real estate markets, volatile energy prices, and depressed consumer confidence. Declining collateral values have significantly contributed to our historically elevated levels of nonperforming loans, net charge-offs, and ALL.  The Company has been focused on implementing enhancements to the credit management process to address and enhance underwriting and risk-based pricing guidelines for commercial real estate and real estate construction lending, as well as on new home equity and residential mortgage loans, to reduce potential exposure within these portfolio segments.

The largest portion of the ALL at September 30, 2012 was allocated to commercial real estate loans and was $5,146, representing 48.8% of the ALL, an increase from 39.6% at year-end 2011. The increase in the amount allocated to commercial real estate was attributable to the increase in the level of nonaccrual and impaired loans in this category and the $943 increase in the related specific valuation allowance assigned to these loans.  The ALL allocated to commercial business loans was $946 at September 30, 2012, a decrease of $58 from year-end 2011, and represented 9.0% of the ALL at September 30, 2012, compared to 10.2% at year-end 2011. The decrease in the commercial business allocation was due to the $3,198 decrease in the balance of loans in the segment from December 31, 2011.  At September 30, 2012, the ALL allocated to real estate construction was $1,397, compared to $1,320 at December 31, 2011, representing 13.3% and 13.4% of the ALL at September 30, 2012 and December 31, 2011, respectively.  The allocation to real estate construction increased as the level of impaired loans in the category increased $1,081 from December 31, 2011.  The ALL allocation to agricultural loans decreased to 4.9% at September 30, 2012 from 11.6% at December 31, 2011.  Agricultural loans risk rated acceptable or better have improved since December 31,

2011.  The ALL allocation to real estate residential loans decreased to 23.0% at September 30, 2012, compared to 25.8% at December 31, 2011.  Real estate residential loans as a percent of the total loan portfolio was 26% at September 30, 2012 unchanged from year-end 2011.  The ALL allocation to installment loans was 1.0% at September 30, 2012 compared to 1.4% at December 31, 2011.  Management (i) performs ongoing intensive analyses of its loan portfolios to allow for early identification of customers experiencing financial difficulties, (ii) maintains prudent underwriting standards, (iii) understands the economy in its markets, and (iv) considers the trend of deterioration in loan quality in establishing the level of the ALL.

The Company believes that at September 30, 2012 the ALL was appropriate to absorb probable incurred losses on existing loans that may become uncollectible; however, given the conditions in the real estate markets and economy in general, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.  Consolidated net income and stockholders’ equity could be affected if management’s estimate of the ALL necessary to cover expected losses is subsequently materially different, requiring a change in the level of provision for loan losses to be recorded.  While management uses currently available information to recognize losses on loans, future adjustments to the ALL may be necessary based on newly received appraisals, updated commercial customer financial statements, rapidly deteriorating customer cash flow, and changes in economic conditions that affect our customers.  Additionally, larger credit relationships do not necessarily create more allowance directly, but can create wider fluctuations in net charge-offs and asset quality measures compared to the Company’s longer historical trends.  As an integral part of their examination process, various federal and state regulatory agencies also review the ALL. Such agencies may require additions to the ALL or may require that certain loan balances be charged-off or downgraded into criticized loan categories when their credit evaluations differ from those of management based on their judgments about information available to them at the time of their examination.

Table 9:  Loan Loss Experience

		For the Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	($ in thousands)
Allowance for loan losses:
Balance at beginning of period	$ 10,943	$ 10,068	$ 9,816	$ 9,282	$ 9,224
Loans charged-off:
Commercial business	144	25	165	73	62
Commercial real estate	622	715	280	149	479
Real estate construction	85	106	28	146	28
Agricultural	8	3	10	1	123
Total commercial	859	849	483	369	692
Real estate residential	391	491	155	212	244
Installment	4	11	14	1	30
Total loans charged-off	1,254	1,351	652	582	966
Recoveries of loans previously charged-off:
Commercial business	37	3	6	3	19
Commercial real estate	1	23	62	3	53
Real estate construction	2	0	5	120	5
Agricultural	15	3	67	(17)	34
Total commercial	55	29	140	109	111
Real estate residential	30	7	9	60	6
Installment	5	10	5	47	7
Total recoveries	90	46	154	216	124
Total net charge-offs	1,164	1,305	498	366	842
Provision for loan losses	750	2,180	750	900	900
Balance at end of period	$ 10,529	$ 10,943	$ 10,068	$ 9,816	$ 9,282
Ratios at end of period:
Allowance for loan losses to total loans	3.42%	3.45%	3.09%	2.98%	2.74%
Allowance for loan losses to net charge-offs	9.0x	8.4x	20.2x	26.8x	11.0x
Net charge-offs to average loans	0.37%	0.40%	0.15%	0.11%	0.25%
Net loan charge-offs (recoveries):
Commercial business	$ 107	$ 22	$ 159	$ 70	$ 43
Commercial real estate	621	692	218	146	426
Real estate construction	83	106	23	26	23
Agricultural	(7)	0	(57)	18	89
Total commercial	804	820	343	260	581
Real estate residential	361	484	146	152	238
Installment	(1)	1	9	(46)	23
Total net charge-offs	$ 1,164	$ 1,305	$ 498	$ 366	$ 842
Commercial Real Estate and Construction net charge-off detail:
Owner occupied	$ 297	$ 374	$ 216	$ 146	$ 411
Non-owner occupied	324	318	2	0	15
Commercial real estate	$ 621	$ 692	$ 218	$ 146	$ 426
1-4 family construction	$ 0	$ 0	$ 0	$ 0	$ 0
All other construction	83	106	23	26	23
Real estate construction	$ 83	$ 106	$ 23	$ 26	$ 23

The allocation of the ALL is based on our estimate of loss exposure by category of loans shown in Table 10.

Table 10: Allocation of the ALL

($ in thousands)	September 30, 2012	% of Loan Type to Total Loans	June 30, 2012	% of Loan Type to Total Loans	March 31, 2012	% of Loan Type to Total Loans	December 31, 2011	% of Loan Type to Total Loans	September 30, 2011	% of Loan Type to Total Loans
ALL allocation:
Commercial business	$ 946	12%	$ 1,056	13%	$ 834	14%	$ 1,004	12%	$ 935	12%
Commercial real estate	5,146	39%	5,184	39%	3,984	38%	3,685	37%	3,368	37%
Real estate construction	1,397	7%	1,602	8%	1,073	8%	1,320	9%	1,309	9%
Agricultural	516	15%	513	14%	1,069	13%	1,139	14%	1,251	14%
Total commercial	8,005	73%	8,355	74%	6,960	73%	7,148	72%	6,863	72%
Real estate residential	2,417	26%	2,477	25%	3,009	26%	2,530	26%	2,299	26%
Installment	107	1%	111	1%	99	1%	138	2%	120	2%
Total allowance for loan losses	$ 10,529	100%	$ 10,943	100%	$ 10,068	100%	$ 9,816	100%	$ 9,282	100%
ALL category as a percent of total ALL:
Commercial business	9.0%		9.7%		8.3%		10.2%		10.1%
Commercial real estate	48.8%		47.4%		39.6%		37.6%		36.2%
Real estate construction	13.3%		14.6%		10.7%		13.4%		14.1%
Agricultural	4.9%		4.7%		10.6%		11.6%		13.5%
Total commercial	76.0%		76.4%		69.2%		72.8%		73.9%
Real estate residential	23.0%		22.6%		29.8%		25.8%		24.8%
Installment	1.0%		1.0%		1.0%		1.4%		1.3%
Total allowance for loan losses	100.0%		100.0%		100.0%		100.0%		100.0%

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

Nonperforming loans were $13,157 at September 30, 2012, compared to $11215 at year-end 2011.  Total nonperforming loans have increased $1,942, or 17%, since year-end 2011.  During the third quarter of 2012, one loan relationship totaling $1.4 million which was previously classified as a restructured accruing loan was moved to nonaccrual status.

At September 30, 2012, the Company had total restructured loans of $13,854, which consisted of $8,549  performing in accordance with their modified terms and $5,305 classified as nonaccrual, compared to total restructured loans of $12,887 which consisted of $5,346 performing in accordance with their modified terms and $7,775 classified as nonaccrual at December 31, 2011.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALL. Potential problem loans are generally defined by management to include performing loans rated as substandard by management, but having circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Company expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. Potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. Effective June 30, 2012, management classifies all potential problem loans as impaired loans in the

ALL calculation.  At December 31, 2011 potential problem loans totaled $23,124.  Identifying potential problem loans requires a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by the Company’s customers and on underlying real estate values.

Table 11:  Nonperforming Loans and OREO

			As of,
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
			($ in thousands)
Nonaccrual loans:
Commercial	$ 8,302	$ 6,528	$ 5,721	$ 7,329	$ 10,898
Agricultural	294	310	322	134	407
Real estate residential	4,557	4,806	3,751	3,726	3,296
Installment	4	0	10	5	6
Total nonaccrual loans	13,157	11,644	9,804	11,194	14,607
Accruing loans past due 90 days or more	0	36	13	21	0
Total nonperforming loans	13,157	11,680	9,817	11,215	14,607
OREO	4,472	4,707	4,164	4,404	5,108
Other repossessed assets	0	0	0	60	0
Total nonperforming assets (1)	$ 17,629	$ 16,387	$ 13,981	$ 15,679	$ 19,715
Restructured loans accruing
Commercial	$ 7,483	$ 9,120	$ 9,164	$ 5,908	$ 0
Agricultural	366	371	194	201	0
Real estate residential	683	687	1,991	1,411	0
Installment	17	18	19	21	0
Total restructured loans accruing	$ 8,549	$ 10,196	$ 11,368	$ 7,541	$ 0
RATIOS
Nonperforming loans to total loans	4.28%	3.68%	3.01%	3.40%	4.32%
Nonperforming assets to total loans plus OREO	5.65%	5.09%	4.23%	4.69%	5.74%
Nonperforming assets to total assets	3.80%	3.53%	2.89%	3.21%	3.99%
ALL to nonperforming loans	80.03%	93.69%	102.56%	87.53%	63.54%
ALL to total loans at end of period	3.42%	3.45%	3.09%	2.98%	2.74%
Nonperforming loans by type:
Commercial business	$ 1,168	$ 193	$ 375	$ 734	$ 765
Commercial real estate (CRE)	6,777	5,442	4,208	4,076	6,904
Real estate construction	357	917	1,142	2,519	3,229
Total commercial	8,302	6,552	5,725	7,329	10,898
Agricultural	294	310	322	134	407
Real estate residential	4,557	4,806	3,751	3,726	3,296
Installment	4	12	19	26	6
Total nonperforming loans	13,157	11,680	9,817	11,215	14,607
Commercial real estate owned	3,715	4,092	4,011	4,116	4,861
Residential real estate owned	757	615	153	288	247
Total OREO	4,472	4,707	4,164	4,404	5,108
Other repossessed assets	0	0	0	60	0
Total nonperforming assets	$ 17,629	$ 16,387	$ 13,981	$ 15,679	$ 19,715
CRE and Construction nonperforming loan detail:
Owner occupied	$ 2,917	$ 2,483	$ 2,607	$ 2,697	$ 2,848
Non-owner occupied	3,860	2,959	1,601	1,379	4,056
Commercial real estate	$ 6,777	$ 5,442	$ 4,208	$ 4,076	$ 6,904
1-4 family construction	$ 0	$ 0	$ 0	$ 0	$ 0
All other construction	357	917	1,142	2,519	3,229
Real estate construction	$ 357	$ 917	$ 1,142	$ 2,519	$ 3,229

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

At September 30, 2012, total deposits were $364,404, down $17,216, or 5%, from year-end 2011, primarily due to seasonal fluctuations in noninterest-bearing demand deposits, decreased time deposits, and the Company’s strategy to continue to reduce noncore funding sources.

Time deposits were $123,540 at September 30, 2012, down $12,600 from December 31, 2011, as the Company has not been as aggressive in bidding for municipal funds and customers have moved time deposits into liquid, short-term, non-maturing deposits as time deposit rates have decreased to levels relative to certain non-maturity deposit accounts.

Due to the reduced liquidity needs brokered certificate of deposits have not been renewed as they mature.

Table 12:  Deposit Distribution

	September 30,	% of	December 31,	% of
	2012	Total	2011	Total
	($ in thousands)
Noninterest-bearing demand deposits	$ 71,071	19%	$ 70,790	19%
Interest-bearing demand deposits	42,062	12%	39,160	10%
Savings deposits	117,860	32%	120,513	32%
Time deposits	123,540	34%	136,140	35%
Brokered certificates of deposit	9,871	3%	15,017	4%
Total	$ 364,404	100%	$ 381,620	100%

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

While dividends and service fees from the Bank and proceeds from the issuance of capital have historically been the primary funding sources for the Company, these sources could be limited or costly (such as by regulation increasing the capital needs of the Bank, or by limited appetite for new sales of Company stock).  No dividends have been received in cash from the Bank since 2006.  Also, as discussed in the “Capital” section, the Company’s written agreement with the Federal Reserve Bank of Minneapolis (the “Federal Reserve Bank”) and the Bank’s written agreement with the FDIC and WDFI place restrictions on the payment of dividends from the Bank to the Company without prior approval from our regulators.  The Company’s written agreement with the Federal Reserve Bank also requires the written consent of the Federal Reserve Bank to pay dividends to the Company’s stockholders.  We are also prohibited from paying dividends on our common stock if we fail to make distributions or required payments on the Company’s junior subordinated debentures or on the TARP Preferred Stock (as defined under “Capital” below). In consultation with the Federal Reserve, on May 12, 2011, the Company exercised its rights to suspend dividends on the outstanding TARP Preferred Stock and has also elected to defer interest on the junior subordinated debentures.

Investment securities are an important tool to the Company’s liquidity objective.  All investment securities are classified as available-for-sale and are reported at fair value on the consolidated balance sheet.  Approximately $67,201 of the $110,335 investment securities portfolio on hand at September 30, 2012, were pledged to secure public deposits, short-term borrowings, and for other purposes as required by law.  The majority of the remaining securities could be sold to enhance liquidity, if necessary.

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

Other funding sources for the Bank are in the form of short-term borrowings (corporate repurchase agreements and federal funds purchased) and long-term borrowings.  Short-term borrowings can be renewed and do not represent an immediate need to repay cash.  Long-term borrowings are used for asset/liability matching purposes and to access more favorable interest rates than deposits.  The Bank's liquidity resources were sufficient as of September 30, 2012 to fund our loans and to meet other cash needs when necessary.

At September 30, 2012 and December 31, 2011, the Company held $2,603 and $2,743, respectively, in total cash and due from banks on an unconsolidated basis.  The Bank Holding Company Act of 1956, as amended, requires that “a bank holding company shall serve as a source of financial and managerial strength to its subsidiary banks and shall not conduct its operations in an unsafe or unsound manner.”  Pursuant to this mandate, the Company has continued to monitor the capital strength and liquidity of the Bank.

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

As of September 30, 2012 and December 31, 2011, the Tier 1 Risk-Based Capital ratio, Total Risk-Based Capital (Tier 1 and Tier 2) ratio, and Tier 1 Leverage ratio for the Company and Bank were in excess of regulatory minimum requirements, as well as the heightened requirements as set forth in the Bank’s Agreement with the FDIC and WDFI.  In the second quarter of 2012, the federal bank regulatory agencies issued joint proposed rules that would implement an international capital accord called “Basel III,” developed by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors.  The proposed rules would apply to all depository organizations in the United States and most of their parent companies and would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk-weightings of certain assets for the purposes of calculating certain capital ratios.  The proposed changes, if implemented, would be phased in from 2013 through 2019.  The comment period on the proposed rules expired on October 22, 2012.  Various banking associations and industry groups have provided comments on the proposed rules to the regulators and it is unclear when the final rules will be adopted and what changes, if any, may be made to the proposed rules.  Management continues to assess the effect of the proposed rules on the Company and the Bank's capital position and will continue to monitor new developments with respect to the proposed rules.

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

In the second quarter of 2012, the Treasury announced its intention to exit the remaining banking investments made through the CPP by (i) repayments, (ii) restructurings, or (iii) sales to third parties through individual sales or pooling smaller investments into auction pools.  On September 27, 2012 the Company was notified that Treasury had accepted the Company’s request to opt out of the pooled sale process.  The Company was informed that it would be contacted in the coming weeks regarding Treasury’s plans to dispose of the TARP Preferred Stock.

A summary of the Company’s and the Bank’s regulatory capital ratios as of September 30, 2012 and December 31, 2011 are as follows:

Table14:  Capital Ratios

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			($ in thousands)
September 30, 2012
Mid-Wisconsin Financial Services, Inc.
Tier 1 to average assets	$ 45,285	9.7%	$ 18,716	4.0%
Tier 1 risk-based capital ratio	45,285	14.9%	12,197	4.0%
Total risk-based capital ratios	49,179	16.1%	24,393	8.0%
Mid-Wisconsin Bank
Tier 1 to average assets	$ 41,076	8.8%	$ 18,584	4.0%	$ 39,492	8.5%
Tier 1 risk-based capital ratio	41,076	13.6%	12,077	4.0%	18,115	6.0%
Total risk-based capital ratios	44,933	14.9%	24,154	8.0%	36,231	12.0%

December 31, 2011
Mid-Wisconsin Financial Services, Inc.
Tier 1 to average assets	$ 46,729	9.6%	$ 19,396	4.0%
Tier 1 risk-based capital ratio	46,729	14.3%	13,071	4.0%
Total risk-based capital ratios	50,884	15.6%	26,142	8.0%
Mid-Wisconsin Bank
Tier 1 to average assets	$ 41,736	8.7%	$ 19,261	4.0%	$ 40,929	8.5%
Tier 1 risk-based capital ratio	41,736	12.9%	12,946	4.0%	19,419	6.0%
Total risk-based capital ratios	45,853	14.2%	25,891	8.0%	38,837	12.0%
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

The Company’s ability to pay dividends depends in part upon the receipt of dividends from the Bank and these dividends are subject to limitation under banking laws and regulations. Pursuant to the agreement with the FDIC and WDFI, the Bank needs the written consent of the regulators to pay dividends to the Company.  The Bank has not paid dividends to the Company since 2006.  In consultation with the Federal Reserve Bank, on May 12, 2011, the Company exercised its rights to suspend dividends on the outstanding TARP Preferred Stock and has also elected to defer interest on its junior subordinated debentures.  Under the terms of its junior subordinated debentures, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amount will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the TARP Preferred Stock.  Dividend payments on the TARP Preferred Stock may be deferred without default, but the dividend is cumulative and therefore will continue to accrue and, if the Company fails to pay dividends for an aggregate of six quarters, whether or not consecutive, the holder will have the right to appoint representatives to the Company’s board of directors. As of September 30, 2012, the Company has deferred dividends on its TARP Preferred Stock for six quarters.  Accordingly, the Treasury has appointed a representative to observe the Company’s board of directors’ meetings and Treasury was represented at the Company’s September 2012 board meeting and will continue to observe the Company’s future board of directors’ meetings.

The terms of the TARP Preferred Stock also prevent the Company from paying cash dividends on or repurchasing its common stock while dividends are in arrears.  Therefore, the Company will not be able to pay dividends on its common stock until it has fully paid all accrued and unpaid interest on its junior subordinated debentures and all accrued and unpaid dividends on the TARP Preferred Stock.  On September 30, 2012, the Company had $919 accrued and unpaid dividends on the TARP Preferred Stock and $296 accrued and unpaid interest due on its junior subordinated debentures.

Table 15: Summary Results of Operations

($ in thousands, except per share data)

			Three Months Ended,
	September 30,	June 30,	March 31,	December 31,	September 30,
	2012	2012	2012	2011	2011
Results of operations:
Interest income	$ 4,763	$ 4,960	$ 5,113	$ 5,507	$ 5,368
Interest expense	1,067	1,241	1,363	1,467	1,594
Net interest income	3,696	3,719	3,750	4,040	3,774
Provision for loan losses	750	2,180	750	900	900
Net interest income after provision for loan losses	2,946	1,539	3,000	3,140	2,874
Noninterest income	977	949	985	1,018	915
Noninterest expenses	3,539	3,955	3,964	4,747	4,184
Income (loss) before income taxes	384	(1,467)	21	(589)	(395)
Income tax expense (benefit)	3	1,149	0	2,622	(209)
Net income (loss)	381	(2,616)	21	(3,211)	(186)
Preferred stock dividends, discount, and premium	(163)	(162)	(162)	(162)	(160)
Net income (loss) available to common equity	$ 218	($2,778)	($141)	($3,373)	($346)
Income (loss) per common share:
Basic and diluted	$ 0.13	($1.67)	($0.09)	($2.04)	($0.21)
Cash dividends per common share	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Weighted average common shares outstanding:
Basic and diluted	1,657	1,657	1,657	1,653	1,654
SELECTED FINANCIAL DATA
Period-End Balances:
Loans	$ 307,589	$ 316,964	$ 326,001	$ 329,863	$ 338,150
Total assets	464,062	464,684	483,095	488,176	494,085
Deposits	364,404	367,651	376,888	381,620	385,973
Stockholders' equity	36,929	36,688	39,290	39,513	43,085
Book value per common share	$ 16.04	$ 15.91	$ 17.50	$ 17.65	$ 19.84
Average Balance Sheet
Loans	$ 316,791	$ 324,362	$ 329,446	$ 336,074	$ 342,285
Total assets	469,649	472,268	479,679	487,637	495,270
Deposits	367,652	369,322	373,122	377,118	385,037
Short-term borrowings	15,242	12,897	15,430	14,487	14,078
Long-term borrowings	36,061	37,490	38,412	40,061	40,061
Stockholders' equity	36,962	39,369	39,445	42,726	43,010
Financial Ratios:
Return on average equity	2.35%	(28.38%)	(1.44%)	(31.32%)	(3.20%)
Return on average common equity	3.26%	(38.45%)	(1.94%)	(10.39%)	(4.19%)
Average equity to average assets	7.87%	8.34%	8.22%	8.76%	8.68%
Common equity to average assets	5.67%	6.15%	6.04%	6.00%	6.63%
Net interest margin (1)	3.31%	3.36%	3.38%	3.52%	3.25%
Total risk-based capital	16.16%	15.69%	15.86%	15.57%	15.39%
Net charge-offs to average loans	0.37%	0.40%	0.15%	0.11%	0.25%
Nonperforming loans to total loans	4.28%	3.68%	3.01%	3.40%	4.32%
Efficiency ratio (1)	74.77%	83.66%	83.51%	92.65%	87.98%
Net interest income to average assets (1)	0.79%	0.79%	0.78%	0.83%	0.76%
Noninterest income to average assets	0.21%	0.20%	0.21%	0.21%	0.18%
Noninterest expenses to average assets	0.75%	0.84%	0.83%	0.97%	0.84%
Stock Price Information (2)
High	$ 6.00	$ 6.50	$ 3.50	$ 5.00	$ 8.00
Low	4.80	3.10	3.10	3.50	4.75
Market price at quarter end	4.80	6.00	3.10	3.50	4.75

(1)  For 2011, the yield on tax-exempt loans and investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and excluding disallowed interest expense.  Effective for 2012, interest income on tax-exempt loans and investment securities has not been adjusted to reflect the tax equivalent basis, since the Company does not expect to realize all of the tax benefits associated with these loans and investment securities due to the operating results incurred

(2) Bid price

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

There were no changes in the internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We may be involved from time to time in various routine legal proceedings incidental to our business. We do not believe there are any threatened or pending legal proceedings against us or our subsidiaries that, if determined adversely, would have a material adverse effect on our results of operations or financial condition.

ITEM 1A.  RISK FACTORS

Shareholders or potential investors should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in Mid-Wisconsin Financial Services, Inc.’s 2011 Form 10-K.  There have been no material changes in the Company’s risk factors from those disclosed in the aforementioned Form 10-K with the exception of the item listed below.  Additional risks that are not currently known to the Company, or that it currently believes to be immaterial, may also have a material adverse effect on its financial condition and results of operations.

The Company is in the process of deregistering its common stock with the SEC and expects its SEC reporting requirements to eventually be suspended as a result of this process, which could have adversely affect the trading price of its common stock.

On September 21, 2012, the Company filed a Form 15 with the SEC to deregister the Company’s common stock under Section 12(g) of the Exchange Act, as amended by the JOBS Act, and suspend the Company’s periodic reporting obligations under Section 13(a) of the Exchange Act.  The Company’s deregistration of its common stock under Section 12(g) will become effective in 90 days, or such shorter period as determined by the SEC.  During this period, the Company also anticipates seeking no-action relief from the SEC to relieve the Company of its periodic reporting obligations under Section 15(d) of the Exchange Act (including filing Forms 10-K, 10-Q, and 8-K and proxy statements).  Accordingly, the Company does not expect to have any further reporting obligations under the Exchange Act after December 20, 2012.

While the Company expects that its stock will continue to be quoted on the OTC Bulletin Board (the “OTCBB”) under the ticker “MWFS” following the deregistration and that most existing financial media sources will continue to report information under its stock symbol, the fact that the Company will no longer be subject to the reporting requirements of the Exchange Act may cause firms that currently quote its common stock on the OTCBB to cease doing so, which may adversely affect the liquidity and trading price of the common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As previously disclosed, the Company decided to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its trust preferred securities and to suspend quarterly cash dividend payments on its TARP Preferred Stock. Therefore, the Company is currently in arrears with the dividend payments on the TARP Preferred Stock and interest payments on the junior subordinated debentures as permitted by their respective terms. On September 30, 2012, the Company had $919 accrued and unpaid dividends on the TARP Preferred Stock and $296 accrued and unpaid interest due on its junior subordinated debentures.

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and September 30, 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2012 and September 30, 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2012 and September 30, 2011; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011; and (vi) Notes to Consolidated Financial Statements.

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

MID-WISCONSIN FINANCIAL SERVICES, INC.

Date:  November 6, 2012

/s/ SCOT G. THOMPSON

Scot G. Thompson

Principal Executive Officer

Date:   November 6, 2012

/s/ RHONDA R. KELLEY

Rhonda R. Kelley

Principal Accounting Officer

EXHIBIT INDEX

to

FORM 10-Q

of

MID-WISCONSIN FINANCIAL SERVICES, INC.

for the quarterly period ended September 30, 2012

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and September 30, 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2012 and September 30, 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2012 and September 30, 2011; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011; and (vi) Notes to Consolidated Financial Statements.

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.